Form 10-Q
period 2020-12-31
Affirm Holdings, Inc.
filed 2021-02-17
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to __________

Commission file number 001-39888

Affirm Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-2224323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 California Street
San Francisco, California	94108
(Address of Principal Executive Offices)	(Zip Code)
(415) 984-0490
Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	AFRM	The Nasdaq Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐   No  ☒

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding

12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒

As of February 10, 2021, the number of shares of the registrants Class A common stock outstanding was 129,792,757 and the number of shares of the registrant's Class B common stock outstanding was 127,614,694.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Form 10-Q"), as well as information included in oral statements or other written statements made or to be made by us, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "will," “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding our future revenue, expenses, and other operating results and key operating metrics;
•our ability to attract additional merchants and retain and grow our relationships with our existing merchant partners;
•our ability to attract new consumers and retain and grow our relationships with our existing consumers;
•our ability to compete successfully in a highly competitive industry;
•our ability to successfully engage new originating bank partners;
•the availability of funding sources to support our network;
•our ability to effectively price and score credit risk using our proprietary risk model;
•the performance of loans facilitated through our platform;
•our expectations regarding product launches;
•the future growth rate of our revenue and related key operating metrics;
•our ability to achieve or sustain profitability in the future;
•our ability to remain in compliance with laws and regulations that currently apply or become applicable to our business;
•our ability to protect our confidential, proprietary, or sensitive information;
•past and future acquisitions, investments, and other strategic investments;
•our ability to maintain, protect, and enhance our brand and intellectual property;
•litigation, investigations, regulatory inquiries, and proceedings;
•the impact of macroeconomic conditions on our business, including the impact of the COVID-19 pandemic;
•our expectations relating to our status as an "emerging growth company" under the Jumpstart Our Business Startups Act of 2012; and
•the size and growth rates of the markets in which we compete.
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Form 10-Q. Other sections of this Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Quarterly Report on Form 10-Q and the documents that we have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investors.affirm.com), our filings with the Securities and Exchange Commission, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

Part I - Financial Information

Item 1. Unaudited Financial Statements

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	June 30, 2020	December 31, 2020
Assets
Cash and cash equivalents	$267,059	$520,741
Restricted cash	61,069	116,049
Loans held for sale	4,459	12,302
Loans held for investment	1,034,312	1,888,432
Allowance for credit losses	(95,137)	(131,165)
Loans held for investment, net	939,175	1,757,267
Accounts receivable, net	59,001	67,046
Property, equipment and software, net	48,140	49,358
Other assets	23,348	185,359
Total Assets	$1,402,251	$2,708,122
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Liabilities:
Accounts payable	$18,361	$26,224
Payable to third-party loan owners	24,998	33,043
Accrued interest payable	1,860	3,133
Accrued expenses and other liabilities	27,810	44,629
Convertible debt	74,222	—
Notes issued by securitization trusts	—	818,446
Funding debt	817,926	804,960
Total liabilities	965,177	1,730,435
Commitments and contingencies (Note 6)
Redeemable convertible preferred stock, $0.00001 par value, 124,453,009 and 149,860,292 shares authorized as of June 30, 2020 and December 31, 2020, respectively; 122,115,971 and 148,396,979 shares issued and outstanding as of June 30, 2020 and December 31, 2020, respectively; liquidation preference of $809,032 and $1,305,240 as of June 30, 2020 and December 31, 2020, respectively	804,170	1,327,271
Stockholders’ deficit:
Common stock, $0.00001 par value, 232,000,000 and 304,000,000 shares authorized as of June 30, 2020 and December 31, 2020, respectively; 47,684,427 and 59,239,370 shares issued and outstanding as of June 30, 2020 and December 31, 2020, respectively	—	—
Additional paid in capital	80,373	142,477
Accumulated deficit	(447,167)	(493,999)
Accumulated other comprehensive gain (loss)	(302)	1,938
Total stockholders’ deficit	(367,096)	(349,584)
Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit	$1,402,251	$2,708,122

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, CONT.
(Unaudited)
(in thousands, except shares and per share amounts)

    The following table presents the assets and liabilities of consolidated variable interest entities (“VIEs”), which are included in the interim condensed consolidated balance sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. The liabilities in the table below include liabilities for which creditors do not have recourse to the general credit of the Company. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate upon consolidation.

	June 30, 2020	December 31, 2020
Assets of consolidated VIEs, included in total assets above
Restricted cash	$28,788	$87,000
Loans held for investment	935,085	1,772,970
Allowance for credit losses	(87,467)	(120,086)
Loans held for investment, net	847,618	1,652,884
Accounts receivable, net	8,146	8,209
Other assets	3,345	886
Total assets of consolidated VIEs	$887,897	$1,748,979
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$492	$65
Accrued interest payable	1,732	3,133
Accrued expenses and other liabilities	565	1,479
Notes issued by securitization trusts	—	818,446
Funding debt	817,926	804,960
Total liabilities of consolidated VIEs	820,715	1,628,083
Total net assets	$67,182	$120,896

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
Revenue
Merchant network revenue	$67,764	$99,630	$104,153	$192,895
Virtual card network revenue	7,110	10,820	10,711	16,778
Interest income	45,073	73,857	85,241	128,094
Gain on sales of loans	4,738	14,560	10,463	30,994
Servicing income	5,291	5,174	7,355	9,258
Total Revenue, net	$129,976	$204,041	$217,923	$378,019
Operating Expenses
Loss on loan purchase commitment	$42,661	$67,768	$62,622	$133,636
Provision for credit losses	30,178	17,468	55,022	57,735
Funding costs	8,167	12,060	16,295	22,412
Processing and servicing	11,652	16,802	21,347	30,300
Technology and data analytics	31,612	41,634	56,980	75,402
Sales and marketing	7,651	39,112	12,870	61,694
General and administrative	30,688	40,916	58,392	73,182
Total Operating Expenses	162,609	235,760	283,528	454,361
Operating Loss	$(32,633)	$(31,719)	$(65,605)	$(76,342)
Other income, net	1,730	240	4,003	29,685
Loss Before Income Taxes	$(30,903)	$(31,479)	$(61,602)	$(46,657)
Income tax expense	93	78	189	175
Net Loss	$(30,996)	$(31,557)	$(61,791)	$(46,832)
Excess return to preferred stockholders on repurchase	(13,205)	—	(13,205)	—
Net Loss Attributable to Common Stockholders	$(44,201)	$(31,557)	$(74,996)	$(46,832)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$(15)	$1,834	$10	$2,240
Net Other Comprehensive Income (Loss)	(15)	1,834	10	2,240
Comprehensive Loss	$(31,011)	$(29,723)	$(61,781)	$(44,592)
Per share data:
Net loss per share attributable to common stockholders:
Basic	$(0.92)	$(0.45)	$(1.55)	$(0.69)
Diluted	$(0.92)	$(0.45)	$(1.55)	$(1.07)
Weighted average common shares outstanding:
Basic	48,079,867	70,801,521	48,241,444	67,795,598
Diluted	48,079,867	70,801,521	48,241,444	69,534,680

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ DEFICIT
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	122,653,704	$798,074	47,078,208	$—	$54,824	$(318,238)	$—	$(263,414)
Issuance of common stock	—	—	213,770	—	743	—	—	743
Repurchases of common stock	—	—	(63,719)	—	—	(865)	—	(865)
Issuance of redeemable convertible preferred stock, net of issuance costs of $20	1,175,872	15,481	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,323	—	—	9,323
Foreign currency translation adjustments	—	—	—	—	—	—	25	25
Net Loss	—	—	—	—	—	(30,795)	—	(30,795)
Balance as of September 30, 2019	123,829,576	$813,555	47,228,259	$—	$64,890	$(349,898)	$25	$(284,983)
Issuance of common stock	—	$—	1,485,298	—	478	—	—	478
Repurchases of common stock	—	—	(1,385,879)	—	(2,123)	(15,467)	—	(17,590)
Repurchases of redeemable convertible preferred stock	(1,713,605)	(9,385)	—	—	(13,205)	—	—	(13,205)
Stock-based compensation	—	—	—	—	9,155	—	—	9,155
Foreign currency translation adjustments	—	—	—	—	—	—	(15)	(15)
Net Loss	—	—	—	—	—	(30,996)	—	(30,996)
Balance as of December 31, 2019	122,115,971	$804,170	47,327,678	$—	$59,195	$(396,361)	$10	$(337,156)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ DEFICIT, CONT.
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	122,115,971	$804,170	47,684,427	$—	$80,373	$(447,167)	$(302)	$(367,096)
Issuance of common stock	—	—	388,246	—	1,741	—	—	1,741
Repurchases of common stock	—	—	(115,625)	—	(584)	—	—	(584)
Issuance of redeemable convertible preferred stock, net of issuance costs of $440	21,824,141	434,434	—	—	—	—	—	—
Vesting and exercise of warrants for common stock	—	—	5,074,398	—	67,645	—	—	67,645
Stock-based compensation	—	—	—	—	7,175	—	—	7,175
Conversion of convertible debt	4,444,321	88,559	—	—	(42,124)	—	—	(42,124)
Foreign currency translation adjustments	—	—	—	—	—	—	406	406
Net Loss	—	—	—	—	—	(15,275)	—	(15,275)
Balance as of September 30, 2020	148,384,433	$1,327,163	53,031,446	$—	$114,226	$(462,442)	$104	$(348,112)
Issuance of common stock	—	—	6,220,024	—	21,676	—	—	21,676
Repurchases of common stock	—	—	(12,100)	—	(199)	—	—	(199)
Issuance of redeemable convertible preferred stock, net of issuance costs of $143	12,546	108	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,774	—	—	6,774
Foreign currency translation adjustments	—	—	—	—	—	—	1,834	1,834
Net loss	—	—	—	—	—	(31,557)	—	(31,557)
Balance as of December 31, 2020	148,396,979	$1,327,271	59,239,370	$—	$142,477	$(493,999)	$1,938	$(349,584)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2019	2020
Cash Flows from Operating Activities
Net Loss	$(61,791)	$(46,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	55,022	57,735
Amortization of premiums and discounts on loans, net	(13,194)	(31,453)
Gain on sales of loans	(10,463)	(30,994)
Changes in fair value of servicing assets and liabilities	902	(188)
Changes in fair value and extinguishment of convertible debt derivative	—	(30,106)
Change in fair value of residual trust certificates	—	(274)
Amortization of commercial agreement asset	—	31,300
Amortization of debt issuance costs	1,142	2,361
Stock-based compensation	16,794	12,724
Depreciation and amortization	4,544	7,071
Income tax expense	189	175
Other	12	2,241
Purchases of loans held for sale	(1,084,810)	(1,033,915)
Proceeds from the sale of loans held for sale	1,052,121	1,001,673
Change in operating assets and liabilities:
Accounts receivable, net	(3,058)	(9,080)
Other assets	(7,252)	(16,906)
Accrued interest payable	1,256	1,799
Accounts payable	1,991	7,862
Accrued expenses and other liabilities	5,081	16,802
Payable to third-party loan owners	6,869	8,046
Net Cash Used in Operating Activities	(34,645)	(49,959)
Cash Flows from Investing Activities
Purchases of loans held for investment	(1,339,851)	(2,582,741)
Origination of loans	—	(109,047)
Proceeds from the sale of loans	137,057	204,960
Principal repayments of loans	943,486	1,700,809
Acquisition funds in transit	—	(113,628)
Additions to property, equipment and software	(13,502)	(7,063)
Net Cash Used in Investing Activities	(272,810)	(906,710)
Cash Flows from Financing Activities
Proceeds from funding debt	969,782	1,533,379
Payment of debt issuance costs	(1,371)	(6,787)
Principal repayments of funding debt	(739,608)	(1,544,502)
Proceeds from issuance of notes and residual trust certificates by securitization trusts	—	896,455
Principal repayments of notes issued by securitization trusts	—	(70,390)
Proceeds from issuance of redeemable convertible preferred stock, net	15,481	434,542
Repurchases of redeemable convertible preferred stock	(22,591)	—
Proceeds from issuance of common stock	1,221	23,417
Repurchases of common stock	(18,454)	(783)
Net Cash Provided by Financing Activities	204,460	1,265,331
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(102,995)	308,662
Cash and cash equivalents and restricted cash, beginning of period	357,771	328,128
Cash and Cash Equivalents and Restricted Cash, end of period	$254,776	$636,790
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$13,924	$16,716
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Stock-based compensation included in capitalized internal-use software	$1,683	$1,225
Additions to property and equipment included in accrued expenses	1,559	24
Issuance of warrants in exchange for commercial agreement	—	67,645
Conversion of convertible debt	—	88,559
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

1.   Business Description

Affirm Holdings, Inc. (“Affirm”, the “Company”, “we”, “us”, or “our”), headquartered in San Francisco, California, provides consumers with a simpler, more transparent, and flexible alternative to traditional payment options. Our mission is to deliver honest financial products that improve lives. Through our technology-driven payments network and partnerships with originating banks, Affirm enables consumers to confidently pay for a purchase over time, with terms ranging from one to forty-eight months. When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model, and once approved, the consumer selects their preferred repayment option. The majority of loans are funded and issued by our originating bank partners.

Merchants partner with us to transform the consumer shopping experience and to acquire and convert customers more effectively through our frictionless point-of-sale payment solution. Consumers get the flexibility to buy now and make simple monthly payments for their purchases and merchants see increased average order value, repeat purchase rate, and an overall more satisfied customer base. Unlike legacy payment options and our competitors’ product offerings, which charge deferred or compounding interest and unexpected costs, we disclose up-front to consumers exactly what they will owe — no hidden fees, no penalties.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

    The accompanying interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), disclosure requirements for interim financial information, and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the year ended June 30, 2020. The balance sheet as of June 30, 2020 has been derived from the audited financial statements at that date. Management believes these interim condensed consolidated financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

    Our interim condensed financial statements have been prepared on a consolidated basis. Under this basis of presentation, our financial statements consolidate all wholly owned subsidiaries and variable interest entities (“VIEs”), in which we have a controlling financial interest. These include various Delaware business trust entities established to enter into warehouse credit agreements with certain lenders for funding debt facilities and asset-backed securitization transactions.

    Our variable interest arises from contractual, ownership, or other monetary interests in the entity, which changes with fluctuations in the fair value of the entity’s net assets. We consolidate a VIE when we are deemed to be the primary beneficiary. We assess whether or not we are the primary beneficiary of a VIE on an ongoing basis.

Use of Estimates

    The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts in the interim condensed consolidated financial statements and the accompanying notes. Material estimates that are particularly susceptible to significant change relate to determination of the allowance for credit losses, capitalized software development costs, valuation allowance for deferred tax assets, convertible debt derivatives, loss on loan purchase commitment, and discount on self-originated loans. We base our estimates on historical experience, current events and other factors we believe to be reasonable under the circumstances. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results will be materially affected.

    These estimates are based on information available as of the date of the interim condensed consolidated financial statements; therefore, actual results could differ materially from those estimates.

Revenue Recognition

Merchant Network Revenue — Revenue from Contracts with Customers

    Merchant network revenue consists of merchant fees. Merchant partners (or merchants) are charged a fee on each transaction processed through the Affirm platform. The fees vary depending on the individual arrangement between us and each merchant and on the terms of the product offering. The fee is recognized at the point in time the terms of the executed merchant agreement have been fulfilled and the merchant successfully confirms the transaction.

    Our contracts with merchants are defined at the transaction level and do not extend beyond the service already provided (i.e., each transaction represents a separate contract). The fees collected from merchants for each transaction are determined as a percentage of the value of the goods purchased by the consumer from merchants and consider a number of factors including the end consumer’s credit risk and financing term . We do not have any capitalized contract costs, and do not carry any material contract balances.

Our service comprises a single performance obligation to merchants to facilitate transactions with consumers. From time to time, we offer merchants promotional incentives to offer our products to their customers, such as fee reductions or rebates. These amounts, as well as refunds, are recorded as a reduction of revenue and netted against merchant network revenue.

We may originate certain loans via our wholly-owned subsidiaries, with zero or below market interest rates. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, resulting in a loss, which we record as a reduction to merchant network revenue. In order to continue to expand our consumer base, we may originate loans under certain merchant arrangements that we do not expect to achieve positive revenue. In these instances, the loss is recorded as sales and marketing expense.

Virtual Card Network Revenue — Revenue from Contracts with Customers

    We have agreements with issuer processors to facilitate transactions through the issuance of virtual debit cards to be used by consumers at checkout. Consumers can apply through the Affirm app and, upon approval, receive a single-use virtual debit card to be used for their purchase online or offline at a non-integrated merchant. The non-integrated merchants are charged interchange fees for virtual debit card transactions by the issuer processors, as with all debit card purchases, and the issuer processor shares a portion of this revenue with us.

    Our contracts with issuer processors are defined at the transaction level and do not extend beyond the service already provided. The fees collected from issuer processors for each transaction are determined as a percentage of the interchange fees charged on transactions facilitated on the payment processor network, and revenue is recognized at the point in time the transaction is completed successfully. The fees collected are presented in revenue, net of associated processing fees. As the issuer processors do not provide distinct services to us, any fees paid to the issuer processors are offset against collected fees. We have concluded that these fees do not give rise to a future material right because the pricing of each transaction does not depend on the volume of prior successful transactions. We do not have any capitalized contract costs, and do not carry any material contract balances.

    Our service comprises a single performance obligation to the issuer processors to facilitate transactions with consumers.

Interest Income

    We accrue interest income using the effective interest method. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the borrower involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed and any interest that would have been earned during the disputed period is retroactively accrued. As of June 30, 2020 and December 31, 2020, the balance of Loans held for investment on non-accrual status was $0.3 million and $0.5 million, respectively.

    The account is charged-off in the period the account becomes 120 days past due or meets other charge-off policy requirements. Past due status is based on the contractual terms of the loans. Previously recognized interest receivable from charged-off loans that is accrued but not collected from the consumer is reversed.

Any discounts or premiums on loan receivables created upon purchase of the loan from our originating bank partners are amortized over the life of the loan using the effective interest method. The amortization is presented together as interest income in the interim condensed consolidated statements of operations and comprehensive loss.

Servicing Income

    Servicing fees are contractual fees specified in our servicing agreements with third-party loan owners that are earned from providing professional services to manage loan portfolios on their behalf. The servicing fee is calculated on a daily basis by multiplying a set fee percentage (as outlined in the executed agreements with third-party loan owners) by the outstanding loan principal balance. We recognize this revenue on a monthly basis.

Customer Referral Partners

From time to time, we make payments to customer referral partners providing lead generation services for each transaction processed through our technology platform. We first evaluate whether the customer referral partner is a customer or a vendor. We consider customer referral partners as customers if we determine they are the principal to eligible merchants in providing the facilitation of credit service. We consider customer referral partners as vendors if we determine that we are the principal to eligible merchants in providing the facilitation of credit service. Payments made to customer referral partners that are not considered to be our customers are expensed as incurred and recorded in Sales and marketing within our interim condensed consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

    In accordance with ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), equity-classified stock-based compensation provided to employees is measured based on the grant date fair value of stock-based awards and recognized as compensation expense on a straight-line basis over the period during which the award holder is required to perform services in exchange for the award (the requisite service period). In addition, we made an accounting policy election to estimate the expected forfeiture rate for service-based awards and only recognize expense for those stock-based awards expected to vest. We estimate the forfeiture rate based on our historical experience with stock-based awards that are granted and forfeited prior to vesting.

    We account for stock-based awards to non-employees, including consultants, in accordance with ASC 718, in which equity-classified awards are measured at the grant date fair value and recognized as expense in the period and manner as though we had paid cash in exchange for goods or services instead of granting a stock-based award.

    We have granted restricted stock units (“RSUs”) which are subject to two vesting conditions: a service-based vesting condition that is typically four years from the date of grant, and a performance-based vesting condition (i.e., a liquidity event in the form of either a change of control or an initial public offering). Stock-based compensation is recognized only when it is determined that it is probable that a liquidity event will occur. As of June 30, 2020 and December 31, 2020, it was not probable that a liquidity event would occur and, accordingly, no stock-based compensation expense has been recognized in any period presented.

    Upon exercise or vesting of a stock-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes, this will result in an excess tax benefit.

Recently Adopted Accounting Standards

    We currently qualify as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, we are provided the option to adopt new or revised accounting guidance either (i) within the same periods as those applicable to public business entities or (ii) within the same time periods as non-public business entities, for as long as we qualify as an emerging growth company. We have elected to adopt new or revised accounting guidance within the same time period as non-public business entities, unless, as indicated below, management determines it is preferable to take advantage of early adoption provisions provided for within the applicable guidance.

Revenue Recognition

    In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” ("ASC 606"). ASC 606 requires revenue to be recognized in an amount that reflects the consideration to which the entity expects to be entitled in exchange for goods or services and also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows from customer contracts. Subsequent to the issuance of ASU 2014-09, the FASB issued several amendments to ASC 606 to clarify or improve the revenue recognition standard such as principal versus agent considerations in ASU 2016-08, technical corrections and improvements to ASC 606 in ASU 2016-20, and clarifying the scope of asset derecognition guidance and accounting for partial sales of nonfinancial asset in ASU 2017-05.

    In June 2020, the FASB issued ASU 2020-05, “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities” ("ASC 842"), which amends the effective dates of ASC 606 and ASC 842 to give immediate relief to certain entities as a result of the widespread adverse economic effects and business disruptions caused by the COVID-19 pandemic. ASU 2020-05 permits certain entities that have not yet made statements available for issuance to adopt ASC 606 for annual reporting periods beginning after December 15, 2019, and for interim reporting periods within annual reporting periods beginning after December 15, 2020. Under ASU 2020-05, we adopted ASC 606 on July 1, 2020 using the modified retrospective transition method. Under this method, we evaluated contracts that were not complete as of the date of adoption as if those contracts had been accounted for under ASC 606. Under the modified retrospective transition approach, periods prior to the adoption date were not adjusted and continue to be reported in accordance with revenue accounting literature in effect during those periods. The adoption of ASC 606 did not have a material impact on our revenue arrangements.

    ASC 606 explicitly excludes revenue generated in accordance with ASC 310, "Receivables" and ASC 860, "Transfers and Servicing." Accordingly, we have concluded that interest income, gains on loan sales and servicing income are not affected by the adoption of ASC 606 and its related amendments. Merchant network revenue and virtual card network revenue are within the scope of ASC 606.

Stock Based Compensation

    In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” that expands on the scope of ASC 718 to include stock-based payment transactions for acquiring goods and services from non-employees. For non-public business entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of ASC 606. We have adopted ASC 606 effective July 1, 2020 and have correspondingly adopted ASU 2018-07 as of that date. There was no material impact to existing stock-based awards to non-employees.

Income Taxes

    In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes certain exceptions related to the approach for intraperiod tax allocation, recognizing deferred tax liabilities for outside basis differences and calculating income taxes in interim periods. The guidance also reduces complexity in certain areas, including franchise taxes that are partially based on income and accounting for tax law changes in interim periods. We early adopted the new standard effective July 1, 2020 on a prospective basis. The adoption of the new standard did not have a material impact on our interim condensed consolidated financial statements.

    We have adopted all new accounting pronouncements that are in effect and applicable to us for the period ended December 31, 2020.

Recent Accounting Pronouncements Not Yet Adopted

Leases

    In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” that substantially modifies lessee accounting for leases, and requires most leases to be recognized on the balance sheet with enhanced disclosures. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Subsequent to the issuance of ASU 2016-02, the FASB issued several amendments to ASC 842 to clarify or improve the new leases standard such as codification and targeted improvements in ASUs 2018-10, 2018-11 and 2019-01, narrow-scope improvements for lessors in ASU 2018-20, etc. For private companies, the amendments in ASU 2016-02 are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The effective dates in ASU 2016-02 for private companies were deferred by one year pursuant to the FASB’s issuance of ASU 2019-10, “Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” in November 2019.

    As noted above, in June 2020, the FASB issued ASU 2020-05, “Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities,” which amends the effective dates of ASC 606 and ASC 842 to give immediate relief to certain entities as a result of the widespread adverse economic effects and business disruptions caused by the COVID-19 pandemic. ASU 2020-05 permits certain private entities that have not yet issued their financial statements or made financial statements available for issuance, to adopt ASC 842 for fiscal years beginning after December 15, 2021, and interim reporting periods within fiscal years beginning after December 15, 2022. We have elected to adopt the effective date deferral standard and will adopt ASU 2016-02 and its related amendments for our annual reporting period beginning July 1, 2022. We are currently evaluating the impact of adopting ASU 2016-02 and its amendments on our consolidated financial statements.

Financial Instruments — Credit Losses

    In June 2016, the FASB issued amendments on ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326).” The amendments will replace the incurred loss impairment methodology in U.S. GAAP with a methodology that measures expected credit losses based on historical experience, current conditions and a reasonable and supportable forecast. This amendment is generally referred to as the current expected credit loss (CECL) standard. The amendments in this standard will be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Subsequent to the issuance of ASU 2016-13, the FASB issued several amendments to ASC 326 to clarify or improve the financial instruments credit losses standard such as codification and targeted improvements in ASUs 2018-19, 2019-04, 2019-05, 2019-11 and 2020-03. For private companies, the amendments in ASU 2016-13 were initially effective for fiscal years beginning after December 15, 2021, and interim periods therein. The effective dates in ASU 2016-13 for private companies were deferred by one year (fiscal years beginning after December 15, 2022) pursuant to the FASB’s issuance of ASU 2019-10, “Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates” in November 2019.”

    The standard dictates that institutions estimate the cash flows that are not expected to be collected over the contractual life of the loan, adjusted for prepayments. Our current methodology also estimates the total expected cash flow not expected to be collected on our consolidated balance sheets. Based on preliminary analysis, we do not expect that the consideration of forward-looking information, i.e. the reasonable and supportable forecast, will result in a material impact to our consolidated financial statements. However, we are still in the process of evaluating the impact.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Interbank Offered Rate (“LIBOR”) by the end of 2021. This ASU is effective for all entities upon issuance as of March 12, 2020 through December 31, 2022. We are in the process of reviewing our revolving credit agreements and loan sale agreements that utilize LIBOR as the reference rate and introducing new fallback language to these agreements. We expect this change to have an immaterial impact on our consolidated financial statements.

Convertible Debt Instruments

In August 2020, the FASB issued ASU 2020-06, "Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. We are in the process of evaluating the impact of this amendment on our consolidated financial statements.

3.   Interest Income

Interest income consisted of the following components (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
Interest income on unpaid principal balance	$39,747	$54,243	$74,735	$96,745
Amortization of discount on loans held for investment	8,323	22,448	15,729	37,218
Amortization of premiums on loans held for investment	(1,432)	(2,118)	(2,535)	(4,076)
Interest receivable charged-off, net of recoveries	(1,565)	(716)	(2,688)	(1,793)
Total interest income	$45,073	$73,857	$85,241	$128,094

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	June 30, 2020	December 31, 2020
Unpaid principal balance	$1,054,077	$1,953,610
Accrued interest receivable	8,707	12,577
Premiums on loans held for investment	4,646	6,118
Less: Discount due to loan commitment liability	(28,659)	(71,571)
Less: Loans held for sale	(4,459)	(12,302)
Total loans held for investment	$1,034,312	$1,888,432

    The majority of the loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $1,323.1 million and $2,223.6 million for the three and six months ended December 31, 2019, respectively, and $2,065.4 million and $3,589.6 million for the three and six months ended December 31, 2020, respectively.

    These loans have a variety of lending terms as well as maturities ranging from one to forty-eight months. Given that our loan portfolio focuses on one product segment, point-of-sale unsecured installment loans, we evaluate the entire portfolio as a single homogeneous loan portfolio.

    We closely monitor credit quality for our loan receivables to manage and evaluate our related exposure to credit risk. Credit risk management begins with initial underwriting, where loan applications are assessed against the credit underwriting policy and procedures of our originating bank partners, and continues through to full repayment of a loan. To assess a consumer who requests a loan, we use, among other indicators, internally developed risk models using detailed information from external sources, such as credit bureaus where available, and internal historical experience, including the consumer’s prior repayment history on our platform as well as other measures. We combine these factors to establish a proprietary score as a credit quality indicator.

    Our proprietary score (“ITACs”) is assigned to most loans facilitated through our technology platform, ranging from zero to 100, with 100 representing the highest credit quality. The ITACs model analyzes the characteristics of a consumer's attributes that are shown to be predictive of both willingness and ability to repay including, but not limited to: basic features of a consumer's credit profile, a consumer's prior repayment performance with other creditors, current credit utilization, and legal and policy changes. When a consumer passes both fraud and credit policy checks, the application is assigned an ITACs score. ITACs is also used for portfolio performance monitoring. Our credit risk organization closely tracks the distribution of a consumer ITACs as well as the ITACs of loans to monitor for signs of a changing credit profile within the portfolio. Repayment performance within each ITACs band is also monitored to ensure both the integrity of the risk scoring models and to measure possible changes in consumer behavior amongst various credit tiers.

    The following table presents an analysis of the credit quality, by ITACs score, of the unpaid principal balance of loans held for investment and loans held for sale (in thousands):

	June 30, 2020	December 31, 2020
96+	$746,758	$1,459,271
94 – 96	196,083	357,629
90 – 94	82,368	74,199
<90	8,004	25,517
No score(1)	20,864	36,994
Total unpaid principal balance	$1,054,077	$1,953,610

(1)This balance represents loan receivables in new markets without sufficient data currently available for use of the Affirm scoring methodology.

    Loan receivables are defined as past due if either the principal or interest have not been received within four calendars days of when they are due in accordance with the agreed upon contractual terms. The following table presents an aging analysis of the unpaid principal balance related to loans held for investment and loans held for sale by delinquency status (in thousands):

	June 30, 2020	December 31, 2020
Non-delinquent loans	$1,019,492	$1,906,552
4 – 29 calendar days past due	16,765	27,481
30 – 59 calendar days past due	5,393	8,522
60 – 89 calendar days past due	6,268	5,827
90 – 119 calendar days past due	6,159	5,228
Total unpaid principal balance	$1,054,077	$1,953,610

    We maintain an allowance for credit losses at a level that is appropriate to absorb probable losses inherent in our loans. The allowance for credit losses covers estimated losses. When loans are charged off, we may continue to attempt to recover amounts from the respective consumers.

    The following table details activity in the allowance for credit losses (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
Balance at beginning of period	$76,060	$124,273	$66,260	$95,137
Provision for credit losses(1)	29,948	16,008	54,838	56,464
Charge-offs	(21,560)	(11,791)	(37,793)	(25,865)
Recoveries of charged-off receivables	1,407	2,675	2,550	5,429
Balance at end of period	$85,855	$131,165	$85,855	$131,165

(1)Excludes provision for merchant losses of nil for both the three and six months ended December 31, 2019 and $1.2 million and $1.0 million for the three and six months ended December 31, 2020, respectively, and provision for repurchase of fraudulent loans sold of $0.2 million for both the three and six months ended December 31, 2019 and $0.2 million and $0.3 million for the three and six months ended December 31, 2020, respectively, which are included in Provision for credit losses on the interim condensed consolidated statements of operations and comprehensive loss.

5.   Other Assets

    Other assets consisted of the following (in thousands):

	June 30, 2020	December 31, 2020
Acquisition funding	$—	$113,628
Commercial agreement asset	—	36,346
Prepaid expenses	6,406	9,100
Processing reserves	924	12,852
Other receivables	3,169	388
Other assets	12,849	13,045
Total other assets	$23,348	$185,359

    During the six months ended December 31, 2020, we recognized an asset in connection with a commercial agreement with Shopify Inc., in which we granted warrants in exchange for the benefit of acquiring new merchant partners. This asset represents the probable future economic benefit to be realized over the four-year expected benefit period and is valued based on the fair value of the warrants on the grant date. See Note 13. Redeemable Convertible Preferred Stock and Stockholders’ Deficit for further discussion of the warrants. We initially recognized an asset of $67.6 million associated with the fair value of the portion of warrants that vested as of December 31, 2020. For the three and six months ended December 31, 2020, we recorded amortization expense of $17.0 million and $31.3 million, respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of Sales and marketing expense.

Acquisition funding represents an asset we recognized in connection with the cash payment of $113.6 million placed in escrow on December 31, 2020 for the closing of the transaction contemplated in the Stock Purchase Agreement ("SPA") with PayBright Inc. ("PayBright"). See Note 18. Subsequent Events for further information on the transaction.

6.   Commitments and Contingencies

Lease Commitments

    We lease facilities under operating leases with various expiration dates through 2030. The Company’s corporate headquarters are located in San Francisco, California. We also lease office space in New York, New York; Pittsburgh, Pennsylvania; Salt Lake City, Utah; and Chicago, Illinois.

    Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. The cash collateral and deposits for the letters of credit have been recognized as Restricted cash in the interim condensed consolidated balance sheets and totaled $9.7 million and $9.9 million as of June 30, 2020 and December 31, 2020, respectively.

    Total rent expense incurred for all locations totaled $3.2 million and $6.4 million for the three and six months ended December 31, 2019, respectively, and $4.0 million and $7.8 million for the three and six months ended December 31, 2020, respectively, and is allocated between functional operating expense lines in the interim condensed consolidated statements of operations and comprehensive loss based on headcount.

    As of December 31, 2020, future minimum lease commitments under operating leases were as follows (in thousands) for the years ended:

2021 (remaining six months)	$6,609
2022	14,120
2023	15,285
2024	17,316
2025	15,766
Thereafter	25,515
Total	$94,611

Legal Proceedings

    From time to time, we are subject to legal proceedings and claims in the ordinary course of business. The results of such matters often cannot be predicted with certainty. In accordance with applicable accounting guidance, we establish an accrued liability for legal proceedings and claims when those matters present loss contingencies which are both probable and reasonably estimable. All such liabilities arising from current legal and regulatory matters have been recorded in accrued expenses and other liabilities and these matters are immaterial.

Concentrations of Credit Risk

    Financial instruments that potentially subject us to significant concentrations of credit risk consist principally of cash and cash equivalents and restricted cash. We maintain our cash and cash equivalents and restricted cash in accounts at regulated domestic financial institutions and conduct ongoing evaluations of the creditworthiness of the financial institutions with which we do business.

    We are exposed to default risk on both loan receivables purchased from our originating bank partners and that are self-originated . The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions. As of June 30, 2020 and December 31, 2020, approximately15% of loan receivables related to customers residing in the state of California. No other states or provinces exceeded 10%.

Concentrations of Revenue

    For the three and six months ended December 31, 2019, approximately 28% and 22%, respectively, of total revenue was driven by one merchant. For the three and six months ended December 31, 2020, approximately 24% and 27%, respectively, of total revenue was driven by one merchant.

7.   Transactions with Related Parties

    In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties).

    We earned sublease income with affiliated companies which has been recognized as Other income, net in the interim condensed consolidated statements of operations and comprehensive loss. For the three and six months ended December 31, 2019, we received nil and $0.1 million, respectively, in payments from affiliated companies, primarily for occupancy related expenses, which are recorded as a part of Other income, net, on the interim condensed consolidated statements of operations and comprehensive loss. We did not earn any sublease income from affiliated companies during the three and six months ended December 31, 2020.

    Additionally, some of our directors, principal officers, and their immediate families have received loans facilitated by us, in accordance with our regular consumer loan offerings. The outstanding balance and interest earned on such accounts is immaterial.

8.   Funding Debt

    Funding debt and its aggregate future maturities consists of the following (in thousands):

Final Maturity Year Ending	June 30, 2020	December 31, 2020
2021	$—	$—
2022	171,133	164,892
2023	653,447	511,498
2024	—	—
2025	—	—
Thereafter	—	137,067
Total	$824,580	$813,457
Deferred debt issuance costs	(6,654)	(8,497)
Total funding debt, net of deferred debt issuance costs	$817,926	$804,960

    Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. Each trust entered into a credit agreement and security agreement with a third-party as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are referred to as funding debt and these proceeds from the borrowings can only be used for the purposes of facilitating loan funding and origination, with advance rates ranging from 80 to 88% of the total collateralized balance. These trusts are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm. These revolving facilities mature between 2022 and 2026, and subject to covenant compliance, generally permit borrowings up to 12 months prior to the final maturity date of each respective facility. As of December 31, 2020, the aggregate commitment amount of these facilities was $1,625.0 million on a revolving basis, of which $813.5 million was drawn, with $811.5 million remaining available. Some of the loans purchased from the originating bank partners are pledged as collateral for borrowings in our facilities. The unpaid principal balance of these loans totaled $990.7 million and $966.6 million as of June 30, 2020 and December 31, 2020, respectively.

    Borrowings under these warehouse credit facilities bear interest at an annual benchmark rate of LIBOR (London Inter-bank Offered Rate) or at an alternative commercial paper rate (which is either (i) the per annum rate equivalent to the weighted-average of the per annum rates at which all commercial paper notes were issued by certain lenders to fund advances or maintain loans, or (ii) the daily weighted-average of LIBOR, as set forth in the applicable credit agreement), plus a spread ranging from 1.75% to 5.50%. Interest is payable monthly. In addition, these agreements require payment of a monthly unused commitment fee ranging from 0.20% to 0.75% per annum on the undrawn portion available.

    These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of liquidity, leverage, and tangible net worth. As of December 31, 2020, we were in compliance with all applicable covenants in the agreements.

9.   Notes Issued by Securitization Trusts

    In connection with asset-backed securitizations, we sponsor and establish trusts to ultimately purchase loans facilitated by our platform. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. The assets are transferred into a trust such that the assets are legally isolated from the creditors of Affirm and are not available to satisfy obligations of Affirm. These assets can only be used to settle obligations of the underlying trusts. During the six months ended December 31, 2020, we sponsored and retained residual certificates in securitizations of loans facilitated by our platform through three consolidated securitization trusts: Affirm Asset Securitization Trust 2020-Z1 (“2020-Z1”), Affirm Asset Securitization Trust 2020-A (“2020-A”) and Affirm Asset Securitization Trust 2020-Z2 ("2020-Z2"). Each securitization trust issued senior notes and residual certificates to finance the purchase of the loans facilitated by our platform. At the closing of each securitization, we contributed loans, facilitated through our technology platform and purchased from our originating bank partners, with an aggregate outstanding principal balance of $991.7 million. The 2020-Z1 and 2020-Z2 securitizations are secured by static pools of loans contributed at closing, whereas the 2020-A securitization is revolving and we may contribute additional loans from time to time until the end of the revolving period. For the 2020-Z2 securitization, we purchased $27.9 million of loan receivables from our third-party loan buyers which were then contributed to the trust.

For each securitization, the residual certificates represent the right to receive all the residual cash collected on the loans held by the securitization trust after paying off the senior notes. All the senior notes were sold to third-party investors. For 2020-Z1 and 2020-A, we retained 100% of the residual certificates issued by the securitization trusts. For 2020-Z2, we retained 93.3% of the residual certificates issued by the securitization trust, and a third-party investor holds the remaining 6.7% of the residual certificates in 2020-Z2 and the risk retention interest. The residual trust certificates held by third-party investors are measured at fair value, using a discounted cash flow model, and presented within Accrued expenses and other liabilities on the interim condensed consolidated balance sheets. In addition to the retained residual certificates, our continued involvement includes loan servicing responsibilities over the life of the underlying loans.

2020-Z1

    The notes under the 2020-Z1 securitization were issued as a single class: Class A in the amount of $150.0 million (the “2020-Z1 notes”). The 2020-Z1 notes bear interest at a fixed rate of 3.46% and have a maturity date of October 15, 2024. Principal and interest payments began in September 2020 and are payable monthly. These 2021-Z1 notes are recorded at amortized cost on the interim condensed consolidated balance sheet. The associated debt issuance costs, which totaled $1.0 million as of December 31, 2020, are deferred and amortized into interest expense over the contractual life of the notes. The 2020-Z1 notes held by third-party investors and the unamortized debt issuance costs are included in the 2021-Z1 Notes issued by securitization trusts with a balance of $110.7 million on the interim condensed consolidated balance sheets as of December 31, 2020 and are secured by loan receivables at amortized cost of $116.5 million included in Loans held for investment on the interim condensed consolidated balance sheets at December 31, 2020.

2020-A

    The notes under the 2020-A securitization were issued in three classes: Class A in the amount of $330.0 million, Class B in the amount of $16.2 million, and Class C in the amount of $22.1 million (collectively, the “2020-A notes”). The Class A, Class B, and Class C notes bear interest at a fixed rate of 2.10%, 3.54%, and 6.23%, respectively, and each class has a maturity date of February 18, 2025. Principal and interest payments began in September 2020 and are payable monthly. These notes are recorded at amortized cost on the interim condensed consolidated balance sheet. The associated debt issuance costs, which totaled $3.2 million as of December 31, 2020, are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in the 2020-A Notes issued by securitization trusts with a balance of $368.2 million on the interim condensed consolidated balance sheets at December 31, 2020 and are secured by loan receivables at amortized cost of $404.8 million included in Loans held for investment on the interim condensed consolidated balance sheets as of December 31, 2020.

2020-Z2

    The notes under the 2020-Z2 securitization were issued as a single class: Class A in the amount of $375.0 million (the “2020-Z2 notes”). The 2020-Z2 notes bear interest at a fixed rate of 1.90% and have a maturity date of

January 15, 2025. Principal and interest payments began in December 2020 and are payable monthly. These 2020-Z2 notes are recorded at amortized cost on the interim condensed consolidated balance sheet. The associated debt issuance costs, which totaled $1.7 million as of December 31, 2020, are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in the 2020-Z2 Notes issued by securitization trusts with a balance of $345.6 million on the interim condensed consolidated balance sheets as of December 31, 2020 and are secured by loan receivables at amortized cost of $361.2 million included in Loans held for investment on the interim condensed consolidated balance sheets at December 31, 2020.

10.   Convertible Debt

    In April 2020, we entered into an agreement with various investors pursuant to which we issued convertible notes in an aggregate principal amount of $75.0 million with maturity dates in April 2021 and bearing interest at a rate of 1.00% per annum.

    The principal and any unpaid accrued interest of each convertible note will automatically convert into shares of redeemable convertible preferred stock upon the closing of a financing in which we receive no less than $50.0 million in proceeds from the issuance of redeemable convertible preferred stock. Where an issuance of the redeemable convertible preferred stock results in proceeds of less than $50.0 million, the holders of a majority of the interest in the aggregate principal amount of the convertible notes may elect, at their option, to convert the principal amount and any unpaid accrued interest on each convertible note into shares of redeemable convertible preferred stock. In these situations, the conversion price is equal to the lesser of a discounted conversion price and a conversion price cap. The discounted conversion price varies depending on the time that has elapsed between the issuance of the convertible notes and the closing of the relevant financing. The conversion cap is determined based on a fixed valuation of the Company and on our capitalization determined immediately before the closing of the relevant financing on a fully diluted basis.

    In the event of a liquidation transaction or a qualified initial public offering, the holders of a majority of the interest in the aggregate principal amount of the convertible notes may elect, at their option, to redeem the convertible notes in cash or convert the convertible notes into shares of common stock. Upon a redemption in cash, the redemption price varies depending on the time that has elapsed between the issuance of the convertible notes and the corporate transaction or the qualified initial public offering. If conversion to common stock is elected, the conversion price is determined based on a fixed valuation of the Company and on our capitalization immediately before the closing of the liquidation transaction or qualified initial public offering on a fully diluted basis. A qualified initial public offering is one where the gross proceeds are no less than $50.0 million.

    Upon maturity, the holders of a majority of the interest in the aggregate principal amount of the convertible notes may elect, at their option, to convert at a fixed conversion price the principal amount and any unpaid accrued interest into shares of a newly authorized Series F-1 redeemable convertible preferred stock having similar rights, privileges, preferences, and restrictions as our Series F redeemable convertible preferred stock.

    In accordance with the accounting guidance on embedded conversion and redemption features in ASC 815, “Derivatives and Hedging,” we valued and bifurcated several derivatives from the host debt instrument because these embedded derivatives met the bifurcation criteria. The $2.8 million initial fair value of the bifurcated derivatives was recorded as a liability, with the offset being recorded as a debt discount. Both the liability and the offsetting debt discount were presented together in Convertible debt on the interim condensed consolidated balance sheets. The resulting debt discount was being amortized to interest expense at an effective interest rate of 1.0% over the one-year term of the convertible notes. This interest expense is recorded in Other income, net within on our interim condensed consolidated statements of operations and comprehensive loss. The change in fair value of these embedded derivatives is recognized in Other income, net, during the period of the change.

    In addition, the issuance of the convertible notes gave rise to a beneficial conversion feature because the rate of conversion upon maturity of the convertible notes was below the fair value of our redeemable convertible preferred stock on the issuance date. The intrinsic value of the beneficial conversion feature of $5.6 million was recorded as a debt discount with a corresponding amount to additional paid-in capital within stockholders’ deficit. The debt discount is presented within Convertible debt in the interim condensed consolidated balance sheets. The intrinsic value was calculated as the number of shares of redeemable convertible preferred stock available upon conversion multiplied by the difference between the effective conversion price per share and the fair value of the Series F redeemable convertible preferred stock on the issuance date. We were amortizing this discount to funding costs over the one-year term of the convertible notes using the straight-line method.

Upon completion of the Series G equity financing in September 2020, the convertible notes were redeemed under the next equity financing feature, in which the proceeds from the issuance of redeemable convertible preferred stock was not less than $50.0 million. The aggregate outstanding principal and accrued interest balance of the convertible notes of $75.5 million was converted into 4,444,321 shares of Series G-1 redeemable convertible preferred stock at a conversion price of $16.9374 per share. This conversion resulted in issuance of $88.6 million of Series G-1 redeemable convertible preferred stock at a fair value of $19.9263 per share. The total proceeds were allocated between the liability component of $46.5 million and equity component of $42.1 million. The conversion of the convertible notes was accounted for as a debt extinguishment, which resulted in a gain of $30.1 million. This gain represented the difference between the carrying value of the debt at the time of extinguishment and the allocated proceeds. This gain was recorded in Other income, net on the interim condensed consolidated statements of operations and comprehensive loss. The reacquisition of the beneficial conversion feature was measured using the intrinsic value of the conversion option at the extinguishment date, which totaled $42.1 million, and was recorded in equity.

11.   Variable Interest Entities

    We consolidate VIEs when we are deemed to be the primary beneficiary. We established certain entities (deemed to be VIEs) to enter into warehouse credit facilities for the purpose of purchasing loans from our originating bank partners. See Note 8. Funding Debt for additional information. The creditors of the VIEs have no recourse to the general credit of the Company as the primary beneficiary of the VIEs and the liabilities of the VIEs can only be settled by the respective VIE’s assets.

    Affirm Asset Securitization Trust 2020-Z1, Affirm Asset Securitization Trust 2020-A, and Affirm Asset Securitization Trust 2020-Z2 are deemed VIEs. We consolidated the VIEs as the primary beneficiary because we, through our role as the servicer, have both the power to direct the activities that most significantly affect the VIEs’ economic performance and a variable interest that could potentially be significant to the VIEs through holding the retained residual certificates. In evaluating whether we are the primary beneficiary, management considers both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIEs. Management assesses whether we are the primary beneficiary of the VIEs on an ongoing basis. For these VIEs, the creditors have no recourse to the general credit of the Company and the liabilities of the VIEs can only be settled by the respective VIEs’ assets. Additionally, the assets of the VIEs can be used only to settle obligations of the VIEs. Because we consolidate the securitization trusts, the loans held in the securitization trusts are included in Loans held for investment, and the notes sold to third-party investors are recorded in Notes issued by securitization trusts in the interim condensed consolidated balance sheets.

    We did not have any transactions with unconsolidated VIEs in the three and six months ended December 31, 2019 and 2020.

12.   Fair Value of Financial Assets and Liabilities

ASC 820, "Fair Value Measurement" ("ASC 820") establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

•Level 1: Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

•Level 2: Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.

•Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.
Financial Assets and Liabilities Recorded at Fair Value

    The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$2,132	$2,132
Total assets	$—	$—	$2,132	$2,132
Liabilities:
Constant maturity swaps	$—	$3,297	$—	$3,297
Servicing liabilities	—	—	1,540	1,540
Performance fee liability	—	—	875	875
Convertible debt derivative	—	—	6,607	6,607
Total liabilities	$—	$3,297	$9,022	$12,319

    The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$1,923	$1,923
Total assets	$—	$—	$1,923	$1,923
Liabilities:
Constant maturity swaps	$—	$1,571	$—	$1,571
Servicing liabilities	—	—	2,826	2,826
Performance fee liability	—	—	1,205	1,205
Residual trust certificates	—	—	1,348	1,348
Total liabilities	$—	$1,571	$5,379	$6,950

    During the year ended June 30, 2020, we acquired a series of constant maturity swaps from an institutional bank for the purpose of offsetting variable cash flows related to loan sale pricing fluctuations with a third-party loan buyer. These derivatives have not been designated as hedging instruments. The constant maturity swaps are recorded at fair value, based on prices quoted for similar financial instruments in markets that are not active, and are presented within Other assets on the interim condensed consolidated balance sheets, together with the collateral amount required by the agreements. Any changes in the fair value of these financial instruments are reflected in Other income, net, on the interim condensed consolidated statements of operations and comprehensive loss.

    There were no transfers between levels during the year ended June 30, 2020 and the six months ended December 31, 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Unobservable Inputs (Level 3)

    We evaluate our financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them each reporting period. Since our servicing assets and liabilities, performance fee liability, convertible debt derivatives, and residual trust certificates do not trade in an active market with readily observable prices, we use significant unobservable inputs to measure fair value. This determination requires significant judgments to be made.

Servicing Assets and Liabilities

    We sold loans with an unpaid balance of $1,054.9 million and $1,457.4 million for the three and six months ended December 31, 2019, respectively, and $834.9 million and $1,256.5 million for the three and six months ended December 31, 2020, respectively, of which we retained servicing rights.

As of June 30, 2020 and December 31, 2020, we serviced loans we sold with a remaining unpaid principal balance of $1,365.6 million and $1,634.6 million, respectively.

We use discounted cash flow models to arrive at an estimate of fair value. Significant assumptions used in the valuation of our servicing rights are as follows:

Adequate Compensation

We estimate adequate compensation as the rate a willing market participant would require for servicing loans with similar characteristics as those in the serviced portfolio.

Discount Rate

    Estimated future payments to be received under servicing agreements are discounted as a part of determining the fair value of the servicing rights. For servicing rights on loans, the discount rate reflects the time value of money and a risk premium intended to reflect the amount of compensation market participants would require.

Net Default Rate

    We estimate the timing and probability of early loan payoffs, loan defaults and write-offs, thus affecting the projected unpaid principal balance and expected term of the loan, which are used to project future servicing revenue and expenses.

    We earned $5.3 million and $7.4 million of servicing income for the three and six months ended December 31, 2019, respectively, and $5.2 million and $9.3 million of servicing income for the three and six months ended December 31, 2020, respectively.

As of June 30, 2020 and December 31, 2020, the aggregate fair value of the servicing assets was measured at $2.1 million and $1.9 million, respectively, and presented within Other assets on the interim condensed consolidated balance sheets. As of June 30, 2020 and December 31, 2020, the aggregate fair value of the servicing liabilities was measured at $1.5 million and $2.8 million, respectively, and presented within Accrued expenses and other liabilities on the interim condensed consolidated balance sheets.

    The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Servicing Assets
	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
Fair value at beginning of period	$1,334	$1,453	$1,680	$2,132
Initial transfers of financial assets	167	1,280	20	1,530
Subsequent changes in fair value	(294)	(810)	(493)	(1,739)
Fair value at end of period	$1,207	$1,923	$1,207	$1,923

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Servicing Liabilities
	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
Fair value at beginning of period	$978	$1,521	$1,130	$1,540
Initial transfers of financial assets	205	2,207	992	3,213
Subsequent changes in fair value	1,349	(902)	410	(1,927)
Fair value at end of period	$2,532	$2,826	$2,532	$2,826

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of June 30, 2020:

	Unobservable Input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation(1)	0.73%	0.89%	0.76%
	Net default rate	0.81%	0.82%	0.82%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation(1)	2.00%	3.18%	2.55%
	Net default rate	6.45%	10.99%	9.16%

(1)Estimated cost of servicing a loan as a percentage of unpaid principal balance

    The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of December 31, 2020:

	Unobservable Input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.70%	1.54%	0.96%
	Net default rate	0.64%	3.20%	1.16%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	1.08%	3.22%	2.88%
	Net default rate	0.74%	8.72%	7.15%

(1)Estimated cost of servicing a loan as a percentage of unpaid principal balance

    The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	June 30, 2020	December 31, 2020
Servicing assets
Net default rate assumption:
Net default rate increase of 25%	$(9)	$(7)
Net default rate increase of 50%	$(21)	$(12)
Adequate compensation assumption:
Adequate compensation increase of 25%	$(1,338)	$(1,686)
Adequate compensation increase of 50%	$(2,675)	$(3,373)
Discount rate assumption:
Discount rate increase of 25%	$(27)	$(12)
Discount rate increase of 50%	$(56)	$(28)
Servicing liabilities
Net default rate assumption:
Net default rate increase of 25%	$(8)	$(23)
Net default rate increase of 50%	$(12)	$(40)
Adequate compensation assumption:
Adequate compensation increase of 25%	$1,438	$1,878
Adequate compensation increase of 50%	$2,875	$3,756
Discount rate assumption:
Discount rate increase of 25%	$(48)	$(96)
Discount rate increase of 50%	$(91)	$(184)

Performance Fee Liability

In accordance with our agreements with our originating bank partners, we pay a fee for each loan that is fully repaid by the consumer, due at the end of the period in which the loan is fully repaid. We recognize a liability upon the purchase of a loan for the expected future payment of the performance fee. This liability is measured using a discounted cash flow model and recorded at fair value and presented within Accrued expenses and other liabilities on the interim condensed consolidated balance sheets. Any changes in the fair value of the liability are reflected in Other income, net, on the interim condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Performance Fee Liability
	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
Fair value at beginning of period	$88	$1,010	$488	$875
Purchases of loans	302	375	501	721
Subsequent changes in fair value	(179)	(180)	(778)	(391)
Fair value at end of period	$211	$1,205	$211	$1,205

    The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of June 30, 2020:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	2.17%	3.71%	2.72%

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of December 31, 2020:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.89%	4.65%	2.56%

The following table summarizes the effect adverse changes in estimates would have on the fair value of the performance fee liability given hypothetical changes in significant unobservable inputs (in thousands):

	June 30, 2020	December 31, 2020
Performance fee liability
Discount rate assumption:
Discount rate increase of 25%	$(25)	$(37)
Discount rate increase of 50%	$(50)	$(73)
Refund rate assumption:
Refund rate increase of 25%	$(1)	$(2)
Refund rate increase of 50%	$(3)	$(4)
Default rate assumption:
Default rate increase of 25%	$(5)	$(6)
Default rate increase of 50%	$(11)	$(13)

Convertible Debt Derivative

    See Note 10. Convertible Debt for a description of the convertible debt derivative liability and changes in the fair value recognized during the period. On September 11, 2020, the convertible notes were converted into

4,444,321 shares of Series G-1 redeemable convertible preferred stock. The conversion of the notes was accounted for as a debt extinguishment and as such the convertible debt derivative liability was extinguished.

Residual Trust Certificates

See Note 9. Notes Issued by Securitization Trusts for a description of the 2020-Z2 securitization trust. The remaining 6.6% residual trust certificates held by third-party investor(s) is measured at fair value, using a discounted cash flow model, and presented within Accrued expenses and other liabilities on the interim condensed consolidated balance sheets. Any changes in the fair value of the liability are reflected in Other income, net, on the interim condensed consolidated statements of operations and comprehensive loss. The following table summarizes the activity related to the fair value of the residual trust certificates during the three and six months ended December 31, 2020 (in thousands):

Fair value at beginning of period	$—
Initial transfer of financial assets	1,622
Subsequent changes in fair value	(274)
Fair value at end of period	$1,348

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates as of December 31, 2020:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	12.00%	11.00%
Loss rate	0.75%	1.13%	0.94%
Prepayment rate	8.00%	8.00%	8.00%

The following table summarizes the effect adverse changes in estimates would have on the fair value of the residual trust certificates, given hypothetical changes in significant unobservable inputs (in thousands):

December 31, 2020
Residual trust certificates
Discount rate assumption:
Discount rate increase of 25%	$(36)
Discount rate increase of 50%	$(69)
Loss rate assumption:
Loss rate increase of 25%	$(46)
Loss rate increase of 50%	$(93)
Prepayment rate assumption:
Prepayment rate increase of 25%	$19
Prepayment rate increase of 50%	$37

Financial Assets and Liabilities Not Recorded at Fair Value

    The following tables present the fair value hierarchy for financial assets and liabilities not recorded at fair value as of June 30, 2020 (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents	$267,059	$267,059	$—	$—	$267,059
Restricted cash	61,069	61,069	—	—	61,069
Loans held for sale	4,459	—	4,459	—	4,459
Loans held for investment, net	939,175	—	—	922,919	922,919
Accounts receivable, net	59,001	—	59,001	—	59,001
Other assets	7,984	—	7,984	—	7,984
Total assets	$1,338,747	$328,128	$71,444	$922,919	$1,322,491
Liabilities:
Accounts payable	$18,361	$—	$18,361	$—	$18,361
Payable to third-party loan owners	24,998	—	24,998	—	24,998
Accrued interest payable	1,860	—	1,860	—	1,860
Accrued expenses and other liabilities	25,395	—	25,395	—	25,395
Convertible debt	67,615	—	—	67,615	67,615
Funding debt	817,926	—	—	805,910	805,910
Total liabilities	$956,155	$—	$70,614	$873,525	$944,139

The following tables present the fair value hierarchy for financial assets and liabilities not recorded at fair value as of December 31, 2020 (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents	$520,741	$520,741	$—	$—	$520,741
Restricted cash	116,049	116,049	—	—	116,049
Loans held for sale	12,302	—	12,302	—	12,302
Loans held for investment, net	1,757,267	—	—	1,742,324	1,742,324
Accounts receivable, net	67,046	—	67,046	—	67,046
Other assets	20,494	—	20,494	—	20,494
Total assets	$2,493,899	$636,790	$99,842	$1,742,324	$2,478,956
Liabilities:
Accounts payable	$26,224	$—	$26,224	$—	$26,224
Payable to third-party loan owners	33,043	—	33,043	—	33,043
Accrued interest payable	3,133	—	3,133	—	3,133
Accrued expenses and other liabilities	39,250	—	39,250	—	39,250
Notes issued by securitization trusts	818,446	—	—	822,728	822,728
Funding debt	813,457	—	—	813,457	813,457
Total liabilities	$1,733,553	$—	$101,650	$1,636,185	$1,737,835

13.   Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Redeemable Convertible Preferred Stock

A summary of the authorized, issued and outstanding redeemable convertible preferred stock as of June 30, 2020 is as follows:

	Shares		Carrying Value (in thousands)	Liquidation Preference (in thousands)
Series	Authorized	Issued and Outstanding
A	21,428,572	21,428,572	$21,598	$21,616
B	19,788,417	19,788,417	25,941	26,000
C	15,129,141	13,802,530	72,661	72,905
D	22,705,526	22,318,532	137,471	137,614
E	21,391,882	21,391,882	242,435	242,597
F	24,009,471	23,386,038	304,064	308,300
Total	124,453,009	122,115,971	$804,170	$809,032

A summary of the authorized, issued and outstanding redeemable convertible preferred stock as of December 31, 2020 is as follows:

	Shares		Carrying Value (in thousands)	Liquidation Preference (in thousands)
Series	Authorized	Issued and Outstanding
A	21,428,572	21,428,572	$21,598	$7,500
B	19,788,417	19,788,417	25,941	26,000
C	13,802,530	13,802,530	72,661	72,830
D	22,318,532	22,318,532	137,471	137,614
E	21,391,882	21,391,882	242,435	242,597
F	23,386,038	23,386,038	304,064	308,300
G	23,300,000	21,836,687	434,541	435,124
G-1	4,444,321	4,444,321	88,560	75,275
Total	149,860,292	148,396,979	1,327,271	1,305,240

    In September 2020 and October 2020, we issued 21,836,687 shares of Series G redeemable convertible preferred stock at $19.93 per share for an aggregate purchase amount of $434.9 million. These shares have a liquidation preference of $435.1 million. As part of this equity financing round, the convertible notes issued in April 2020 converted into 4,444,321 shares of Series G-1 redeemable convertible preferred stock. These shares have a liquidation preference of $75.3 million.

    Significant terms of the redeemable convertible preferred stock are as follows:

Liquidation Preference

    In the event of any liquidation event, either voluntary or involuntary, the holders of each series of redeemable convertible preferred stock shall be entitled to receive on a pari passu basis, prior and in preference to any distributions of any assets of the Company to the holders of the common stock by reason of their ownership thereof, an amount per share equal to the sum of one times the applicable original issuance price plus any declared but unpaid dividends. The original issuance price for Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock, Series C redeemable convertible preferred stock, Series D redeemable convertible preferred stock, Series E redeemable convertible preferred stock, Series F redeemable convertible preferred stock, Series G redeemable convertible preferred stock, and Series G-1 redeemable convertible preferred stock is $0.3500, $1.3139, $5.2766, $6.1659, $11.3406, $13.1831, $19.9263, and $16.9374 per share, respectively. If the proceeds distributed among the holders of the redeemable convertible preferred shares are insufficient to permit the payment to such holders of the full preferential amounts, the entire assets and funds of the Company legally available for distribution shall be distributed ratably among the holders of the redeemable convertible preferred stock in proportion to the preferential amount that each such holder is otherwise entitled to receive.

    After payment has been made to the holders of the redeemable convertible preferred stock of their full respective preferential amounts, all of the remaining assets of the Company shall be distributed ratably among the holders of common stock.

Dividends

    The holders of each series of redeemable convertible preferred stock shall be entitled to receive dividends, out of any funds legally available, prior and in preference to any declaration or payment of any dividend on common stock of the Company, at the rate of $1.2550 per annum for each share of Series G-1 redeemable preferred stock, $1.5941 per annum for each share of Series G redeemable convertible preferred stock, $1.0546 per annum for each share of Series F redeemable convertible preferred stock, $0.9072 per annum for each share of Series E redeemable convertible preferred stock, $0.4933 per annum for each share of Series D redeemable convertible preferred stock, $0.4221 per annum for each share of Series C redeemable convertible preferred stock, $0.1051 per annum for each share of Series B redeemable convertible preferred stock and $0.0280 per annum for each share of Series A redeemable convertible preferred stock (each as adjusted for stock splits, stock dividends, reclassification and the like) payable quarterly when, as, and if declared by the Board of Directors. Such dividends shall not be cumulative.

    Following the payment in full of any dividends to the holders of redeemable convertible preferred stock, any additional dividends shall be distributed first to the holders of the common stock until each holder of common stock has received an amount equal to $0.0280 per share (as adjusted for stock splits, stock dividends, reclassification and the like) and then among the holders of Series A redeemable convertible preferred stock and common stock pro rata based on the number of shares of common stock then held by each holder (assuming conversion of all such Series A redeemable convertible preferred stock into common stock), until each such holder of common stock or Series A redeemable convertible preferred stock has received an additional $0.0771 per share (as adjusted for stock splits, stock dividends, reclassification and the like) and then among the holders of Series A redeemable convertible preferred stock, the Series B redeemable convertible preferred stock and common stock pro rata based on the number of shares of common stock then held by each holder (assuming conversion of all such Series A redeemable convertible preferred stock into common stock), until each such holder of common stock, Series A redeemable convertible preferred stock or Series B redeemable convertible preferred stock has received an additional $0.3170 per share (as adjusted for stock splits, stock dividends, reclassification and the like) and then among the holders of Series A redeemable convertible preferred stock, the Series B redeemable convertible preferred stock, the Series C redeemable convertible preferred stock and common stock pro rata based on the number of shares of common stock then held by each holder (assuming conversion of all such Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock and Series C redeemable convertible preferred stock into Common Stock), until each holder of common stock, Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock or Series C redeemable convertible preferred stock has received an additional $0.0712 per share (as adjusted for stock splits, stock dividends, reclassification and the like) and then among holders of Series A redeemable convertible preferred stock, the Series B redeemable convertible preferred stock, the Series C redeemable convertible preferred stock, the Series D redeemable convertible preferred stock and common stock pro rata based on the number of shares of common stock then held by each holder (assuming conversion of all such Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock, Series C redeemable convertible preferred stock and Series D redeemable convertible preferred stock into Common Stock) until each such holder of common stock, Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock, Series C redeemable convertible preferred stock or Series D redeemable convertible preferred stock has received an additional $0.4139 per share (as adjusted for stock splits, stock dividends, reclassification and the like), and then among the holders of Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock, Series C redeemable convertible preferred stock, Series D redeemable convertible preferred stock, Series E redeemable convertible preferred stock, Series F redeemable convertible preferred stock, Series G redeemable convertible preferred stock, Series G-1 redeemable convertible preferred stock and common stock pro rata based on the number of shares of common stock then held by each holder (assuming conversion of all such Series A redeemable convertible preferred stock, Series B redeemable convertible preferred stock, Series C redeemable convertible preferred stock, Series D redeemable convertible preferred stock, Series E redeemable convertible preferred stock, Series F redeemable convertible preferred stock, Series G redeemable convertible preferred stock, and Series G-1 redeemable convertible preferred stock into common stock).

Voting

    The holders of redeemable convertible preferred stock have the same voting rights as a holder of common stock. The holders of common stock and redeemable convertible preferred stock vote together as a single class in all matters. Each holder of common stock is entitled to one vote for each share of common stock held, and each holder of redeemable convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of redeemable convertible preferred stock could then be converted. The holders of the common stock, voting separately as a single class, are entitled to elect three directors of the corporation. The holders of the Series B redeemable convertible preferred stock, voting separately as a single class, are entitled to elect two directors of the corporation. The holders of the Series C redeemable convertible preferred stock, voting separately as a single class, are entitled to elect one director of the corporation. The holders of the Series D redeemable convertible preferred stock, voting separately as a single class, are entitled to elect one director of the corporation. The holders of the common stock and redeemable convertible preferred stock (excluding the Series E redeemable convertible preferred stock), voting together as a single class, on an as converted basis, are entitled to elect all other directors of the corporation. The holders of the Series F redeemable convertible preferred stock, voting separately as a single class, are entitled to elect one director of the corporation.

Conversion

    Each share of redeemable convertible preferred stock is convertible to common stock at the option of the holder. Such conversion is determined by dividing the original issue price by the then-effective conversion price (adjusted for any stock dividends, combinations, or splits with respect to such shares). As of December 31, 2020, each share of redeemable convertible preferred stock was convertible into one share of common stock.

    Each share of redeemable convertible preferred stock is automatically converted into shares of common stock at the conversion rate then in effect for such series of redeemable convertible preferred stock immediately upon the earlier of (i) the Company’s sale of its common stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended, resulting in a post-offering market capitalization of the Company of at least $2,000,000,000 and for the total offering with gross proceeds to the Company of not less than $100,000,000 or (ii) the date or upon the occurrence of an event, specified by written consent or agreement of each of (A) the holders of at least sixty percent (60%) of the Series B redeemable convertible preferred stock then outstanding, voting as a separate series, (B) the holders of at least seventy-five percent (75%) of the Series C redeemable convertible preferred stock then outstanding, voting as a separate series and (C) the holders of at least a majority of the Series D redeemable convertible preferred stock then outstanding, voting as a separate series, (D) the holders of a majority of the Series E redeemable convertible preferred stock then outstanding, voting as separate series, and (E) either (x) the holders of at least eighty-five (85%) of the then outstanding shares of Series F redeemable convertible preferred stock, voting as a separate series, or (y) the holders of a majority of the then outstanding shares of Series F redeemable convertible preferred stock, voting as a separate series, provided that such majority includes the Special Series F Investor Vote, and (F) the holders of a majority of the Series G redeemable convertible preferred stock then outstanding, voting as a separate series.

Redemption

    The redeemable convertible preferred stock does not have any redemption rights that are at the election of the holders. However, the redeemable convertible preferred stock is entitled to payment upon the occurrence of certain contingent liquidity events that do not cause the entire entity to be liquidated, such as certain change of control provisions. As it relates to payment upon the occurrence of a contingent event, we evaluated the redeemable convertible preferred stock in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity,” and determined that the payment of liquidation amounts due upon the occurrence of a contingent event is not solely within our control and accordingly the redeemable convertible preferred stock is classified in temporary equity in the interim condensed consolidated balance sheet. As it relates to the accretion to redemption value, the redeemable convertible preferred stock is not currently redeemable, nor is it probable that the instrument will become redeemable, as it is only redeemable upon the occurrence of a contingent event that is not probable to occur.

Accordingly, no accretion has been recognized for the redeemable convertible preferred stock and it will not be accreted until it is probable that the shares will become redeemable.

Common Stock

    The Company had shares of common stock reserved for issuance as follows:

	June 30, 2020	December 31, 2020
Conversion of redeemable convertible preferred stock	122,115,971	148,396,979
Exercise of warrants	706,065	15,929,262
Available outstanding under stock option plan	50,771,657	49,609,315
Available for future grant under stock option plan	4,904,531	16,544,228
Total	178,498,224	230,479,784

    The common stock is not redeemable. Each holder of common stock has the right to one vote per share of common stock and is entitled to notice of any stockholders’ meeting in accordance with the bylaws of the corporation, and is entitled to vote upon such matters and in such manner as may be provided by law. Subject to the prior rights of holders of all classes of stock at the time outstanding having prior rights as to dividends, the holders of the Common Stock are entitled to receive, when and as declared by the Board of Directors, out of any assets of the corporation legally available therefore, such dividends as may be declared from time to time by the Board of Directors. Upon the liquidation, dissolution or winding up of the corporation, or the occurrence of a liquidation transaction, the assets of the corporation will be distributed in accordance with the liquidation preferences referenced in the redeemable convertible preferred stock section above.

Common Stock Warrants

    Common stock warrants are included as a component of Additional paid in capital within the interim condensed consolidated balance sheets.

    During the six months ended December 31, 2020, we issued warrants to purchase 20,297,595 shares of common stock in connection with a commercial agreement with Shopify Inc. The exercise price was $0.01 per share, and the term of the warrants was 10 years. We valued the warrants at issuance using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero, years to maturity of 10 years, volatility of 52%, and a risk-free rate of 0.62%. In connection with these warrants issued during the six months ended December 31, 2020, we recognized an asset of $67.6 million associated with the fair value of the portion of these warrants that have vested as of December 31, 2020, which is recorded in our interim condensed consolidated balance sheets within Other assets. See Note 5. Other Assets for more information on the asset and related amortization.

    The following table summarizes the warrant activity during the six months ended December 31, 2020:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (years)
Warrants outstanding, June 30, 2020	706,065	$2.50	7.21
Issued	20,297,595	0.01	10.00
Exercised	(5,074,398)	0.01	9.54
Warrants outstanding, December 31, 2020	15,929,262	$0.12	9.42

14.   Stock Based Compensation

2012 Equity Incentive Plan

    Under our 2012 Equity Incentive Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and Restricted Stock Units (“RSUs”) to employees, officers, directors, and consultants. As of December 31, 2020, the maximum number of shares of common stock which may be issued under the Plan is 87,609,793 shares. As of June 30, 2020, and December 31, 2020, there were 4,904,531 and 16,544,228 shares of common stock, respectively, available for future grants under the Plan.

Stock Options

    The following table summarizes our stock option activity for the six months ended December 31, 2020:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2020	42,536,487	$5.17	7.54
Granted	—	—
Exercised	(6,492,645)	3.81
Forfeited, expired or cancelled	(1,391,516)	7.27
Balance, December 31, 2020	34,652,326	5.34	7.14
Vested and exercisable, December 31, 2020	22,509,576	$4.15	6.55	$249,244
Vested and exercisable, and expected to vest thereafter(1) December 31, 2020	32,321,902	$5.14	7.04	$327,287

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

Restricted Stock Units

    During the six months ended December 31, 2020, we awarded 7,355,150 RSUs to certain employees under the Plan. These RSUs were subject to two vesting conditions: a service-based vesting condition (i.e., employment over a period of time) and a performance-based vesting condition (i.e., a liquidity event in the form of either a change of control or an initial public offering, each as defined in the Plan), both of which must be met in order to vest. The service-based vesting condition is typically met over a four-year period, either monthly or with 25% vesting on the twelve-month anniversary of the employment commencement date, and the remaining on a pro rata basis each month over the next three years. Employees are able to retain RSUs vested with respect to the service condition upon departure, and such RSUs remain subject to the performance-based vesting condition. As of December 31, 2020, we determined a liquidity event was not probable, and as such, no RSUs were vested or expected to vest. Any RSUs that have not vested will automatically terminate on the expiration date, which is defined by the Plan as seven years from the grant date.

The following table summarizes our RSU activity during the six months ended December 31, 2020:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2020	8,235,170	$7.95
Granted	7,355,150	14.59
Forfeited, expired or cancelled	(633,331)	8.45
Non-vested at December 31, 2020	14,956,989	$11.94

    As of December 31, 2020, we had approximately $25.4 million of unrecognized compensation cost related to non-vested RSUs. The fair value of RSUs is equal to the fair market value of common stock on the grant date. To estimate unrecognized compensation costs, the grant date fair value of RSUs was used to measure expense on a straight-line basis over the requisite service periods of the awards.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
General and administrative	$3,689	$3,097	$7,501	$6,301
Technology and data analytics	3,610	2,556	6,937	4,769
Sales and marketing	963	581	2,254	1,341
Processing and servicing	32	287	27	313
Total stock-based compensation in operating expenses	8,294	6,521	16,719	12,724
Capitalized into property, equipment and software, net	786	253	1,683	1,225
Total stock-based compensation expense	$9,080	$6,774	$18,402	$13,949

15.   Income Taxes

    For the three and six months ended December 31, 2019, we recorded income tax expense of $0.1 million and $0.2 million, which was primarily attributable to various state income taxes. For the three and six months ended December 31, 2020, we recorded income tax expense of $0.08 million and $0.18 million, which was primarily attributable to the effects of foreign income taxes on our Canadian subsidiary and various state income taxes.

    As of December 31, 2020, we continue to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

16.   Net Loss per Share Attributable to Common Stockholders

    The following table presents basic and diluted net loss per share attributable to common stockholders (in thousands, except share and per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
Numerator:
Basic
Net Loss	$(30,996)	$(31,557)	$(61,791)	$(46,832)
Excess return to preferred stockholders on repurchase	(13,205)	—	(13,205)	—
Net Loss Attributable to Common Stockholders	$(44,201)	$(31,557)	$(74,996)	$(46,832)
Diluted
Net Loss	$(30,996)	$(31,557)	$(61,791)	$(46,832)
Excess return to preferred stockholders on repurchase	(13,205)	—	(13,205)	—
Gain on conversion of convertible debt	—	—	—	(30,106)
Interest on convertible debt prior to conversion	—	—	—	398
Amortization of debt discount prior to conversion	—	—	—	1,792
Net Loss Attributable to Common Stockholders	$(44,201)	$(31,557)	$(74,996)	$(74,748)
Denominator:
Basic
Weighted average common shares outstanding, basic	48,079,867	70,801,521	48,241,444	67,795,598
Total-basic	48,079,867	70,801,521	48,241,444	67,795,598
Diluted
Weighted average common shares outstanding, diluted	48,079,867	70,801,521	48,241,444	67,795,598
Weighted average common shares attributable to convertible debt prior to conversion	—	—	—	1,739,082
Total-diluted	48,079,867	70,801,521	48,241,444	69,534,680
Net loss per share attributable to common stockholders:
Basic	$(0.92)	$(0.45)	$(1.55)	$(0.69)
Diluted	$(0.92)	$(0.45)	$(1.55)	$(1.07)

    The following common stock equivalents, presented based on amounts outstanding, were excluded from the calculation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of December 31,
	2019	2020
Redeemable convertible preferred stock	122,115,971	148,396,979
Stock options, including early exercise of options	43,000,378	36,108,658
Restricted stock units	5,049,852	13,500,657
Common stock warrants	706,065	706,065
Total	170,872,266	198,712,359

17.   Segments and Geographical Information

    We conduct our operations through a single operating segment and, therefore, one reportable segment.

Revenue

    Revenue by geography is based on the billing addresses of the borrower or the location of the merchant’s national headquarters. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
United States	$129,249	$205,943	$217,196	$378,185
Canada	727	(1,902)	727	(166)
Total Revenue, net	$129,976	$204,041	$217,923	$378,019

Long-Lived Assets

    Our long-lived assets, consisting of Property, equipment and software, net, are all located in the United States as of June 30, 2020 and December 31, 2020.

18.   Subsequent Events

    We have evaluated subsequent events through February 17, 2021, which is the date that these interim condensed consolidated financial statements were available to be issued. There were no significant subsequent events identified other than the matters described below.

Business Combination

On January 1, 2021, Affirm Canada Holdings Ltd. (“Affirm Canada”), a subsidiary of Affirm, and Affirm completed the closing of the transaction contemplated by a Stock Purchase Agreement entered into with PayBright Inc., one of Canada’s leading buy now, pay later providers, and the shareholders of PayBright to purchase all of the issued and outstanding stock of PayBright. The purchase price was comprised of (i) approximately $113.6 million in cash, (ii) 3,622,445 shares of our common stock issued to the shareholders of PayBright at closing and (iii) 2,587,362 shares of our common stock issued in escrow and subject to forfeiture if certain revenue milestones are not met. On January 12, 2021, in connection with the reclassification described below, these shares were reclassified into 1,811,222 shares of our Class A common stock and 1,811,222 shares of our Class B common stock issued to the shareholders of PayBright at closing, and 1,293,681 shares of our Class A common stock and 1,293,681 shares of our Class B common stock issued in escrow and subject to forfeiture if certain revenue milestones are not met. The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time between the acquisition date and the date that these financial statements are issued.

It is impracticable for us to provide all of the disclosures required for a business combination pursuant to ASC 805, Business Combinations.

Amended and Restated Certificate of Incorporation and Conversion of Redeemable Convertible Preferred Stock

On January 12, 2021, we amended and restated our certificate of incorporation to effect a reclassification of each share of our outstanding common stock into ½ share of Class A common stock and ½ share of Class B common stock, with cash paid for fractional shares. Additionally, the conversion of all outstanding shares of redeemable convertible preferred stock into shares of our common stock occurred immediately prior to the reclassification.

Initial Public Offering

On January 15, 2021, we closed our initial public offering ("IPO") of 28,290,000 shares of Class A common stock, including 3,690,000 shares pursuant to the option granted to the underwriters to purchase additional shares of Class A common stock, at an offering price of $49.00 per share. The proceeds from the IPO, before expenses, were approximately $1.3 billion.

Revolving Credit Facility

On January 19, 2021, we entered into a revolving credit agreement with a syndicate of commercial banks for a $185.0 million unsecured revolving credit facility. This facility bears interest at a rate equal to, at our option, either (a) a Eurodollar rate determined by reference to adjusted LIBOR for the interest period, plus an applicable margin of 2.50% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by The Wall Street Journal as the U.S. prime rate, and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case, plus an applicable margin of 1.50% per annum and has a final maturity date of January 19, 2024. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.35% per annum on the undrawn balance available. There are no borrowings outstanding under the facility.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the section titled “Selected Consolidated Financial and Other Data” and the interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q") and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended June 30, 2020 included in the final prospectus for our initial public offering dated as of January 12, 2021 and filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on January 14, 2021. Some of the information contained in this discussion and analysis, including information with respect to our planned investments to drive future growth, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For the periods presented, references to originating bank partners are to Cross River Bank and Celtic Bank.
Overview

We are building the next generation platform for digital and mobile-first commerce. We believe that by using modern technology, the very best engineering talent, and a mission-driven approach, we can reinvent the payment experience. Our solutions, which are built on trust and transparency, make it easier for consumers to spend responsibly and with confidence, easier for merchants to convert sales and grow, and easier for commerce to thrive.
Our point-of-sale solution allows consumers to pay for purchases in fixed amounts without deferred interest, hidden fees, or penalties. We empower consumers to pay over time rather than paying for a purchase entirely upfront. This increases consumers’ purchasing power and gives them more control and flexibility. Our platform facilitates both true 0% APR payment options and interest bearing loans. On the merchant side, we offer commerce enablement, demand generation, and customer acquisition tools. Our solutions empower merchants to more efficiently promote and sell their products, optimize their customer acquisition strategies, and drive incremental sales. We also provide valuable product-level data and insights — information that merchants cannot easily get elsewhere — to better inform their marketing strategies. Finally, our consumer-focused app unlocks the full suite of Affirm products for a delightful end-to-end consumer experience. Consumers can use our app to manage payments, open a high-yield savings account, and access a personalized marketplace.
Our company is predicated on the principles of simplicity, transparency, and putting people first. By adhering to these principles, we have built enduring, trust-based relationships with consumers and merchants that we believe will set us up for long-term, sustainable success. We believe our innovative approach uniquely positions us to define the future of commerce and payments.
Technology and data are at the core of everything we do. Our expertise in sourcing, aggregating, and analyzing data has been what we believe to be the key competitive advantage of our platform since our founding. We believe our proprietary technology platform and data give us a unique advantage in pricing risk. We use data to inform our risk scoring in order to generate value for our consumers, merchants, and capital partners. We collect and store petabytes of information that we carefully structure and use to regularly recalibrate and revalidate our models, getting to risk scoring and pricing faster, more efficiently, and with a higher degree of confidence. We also prioritize building our own technology and investing in product and engineering talent as we believe these are enduring competitive advantages that are difficult to replicate. Our solutions use the latest in machine learning, artificial intelligence, cloud-based technologies, and other modern tools to create differentiated and scalable products.
We have achieved significant growth in recent periods while reducing our net losses as a percentage of revenue. Our Total Revenue, net was approximately $130.0 million and $217.9 million for the three and six months ended December 31, 2019, respectively, and $204.0 million and $378.0 million for the three and six months ended December 31, 2020, respectively. We incurred net losses of $31.0 million and $61.8 million for the three and six ended December 31, 2019, respectively, and $31.6 million and $46.8 million for the three and six months ended December 31, 2020, respectively.
The combination of our differentiated product offering, efficient go-to-market strategy, and strong monetization engine has resulted in fast growth.
•Rapid GMV growth.  We have grown our Gross Merchandise Volume ("GMV") by approximately 55% period-over-period from $1.3 billion during the three months ended December 31, 2019 to $2.1 billion during the three months ended December 31, 2020. During the six months ended December 31, 2020, GMV was $3.6 billion, which represented 61% growth over the six months ended December 31, 2019.
•Increased consumer engagement.  The number of active consumers on our platform grew by 0.9 million from June 30, 2020 to December 31, 2020.
•Expanded merchant network.   We have also continued to scale the breadth and reach of our platform. From June 30, 2020 to December 31, 2020, our merchant base expanded by 39% to approximately 7,890.
•Compelling network revenue growth. Network revenue, which combines merchant network revenue and virtual card network revenue, increased 48% and 83% compared to the three and six months ended December 31, 2019. We believe that the continued growth of network revenue demonstrates the value of our platform to our merchants.
Our business was designed to scale efficiently. Our low consumer acquisition costs and partnerships with banks and other funding relationships have allowed us to remain equity capital efficient. Since July 1, 2016, we have processed approximately $12.7 billion of GMV on our platform. As of December 31, 2020, we had over $4.7 billion in funding capacity from a diverse set of capital partners, including through our warehouse facilities, securitization trusts, and forward flow arrangements, an increase of $1.4 billion from $3.3 billion as of June 30, 2020.
Through the diversity of these funding relationships, the equity capital required to build our total platform portfolio has declined from approximately 9% of the total platform portfolio as of June 30, 2020, to approximately 8% as of December 31, 2020. We define our total platform portfolio as the unpaid principal balance outstanding of all loans facilitated through our platform as of the balance sheet date, including both those loans held for investment and those loans owned by third-parties. This amount totaled $2.5 billion and $3.7 billion as of June 30, 2020 and December 31, 2020, respectively. Additionally, we define the equity capital required as the balance of Loans held for investment plus Loans held for sale less Funding debt and Notes issued by securitization trusts, per our interim condensed consolidated balance sheet. This amount totaled $220.8 million and $277.3 million as of June 30, 2020 and December 31, 2020, respectively. Additionally, equity capital required as a percent of the last twelve months' GMV was less than 5% as of June 30, 2020 and December 31, 2020.
We have focused on growing our platform and plan to continue making investments to drive future growth. We believe that our continued success will depend on many factors, including our ability to expand our consumer and merchant base, help our merchants grow their revenue on our platform, and develop new innovative solutions to establish the ubiquity of our network and breadth of our platform.
Our Financial Model

Our Revenue Model
From merchants, we earn a fee when we help them convert a sale and power a payment. While merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering, we generally earn larger merchant fees on 0% APR financing products. For the three and six months ended December 31, 2019, 0% APR financing represented 40% and 37%, respectively, of total GMV facilitated through our platform. For both the three and six months ended December 31, 2020, 0% APR financing represented 46% of total GMV facilitated through our platform.
From consumers, we earn interest income on the simple interest loans that we purchase from our originating bank partners. Interest rates charged to our consumers vary depending on the transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. Because our consumers are never charged deferred or compounding interest, late fees, or penalties on the loans, we are not incentivized to profit from our consumers’ hardships.
In order to accelerate our ubiquity, we facilitate the issuance of virtual cards directly to consumers through our app, allowing them to shop with merchants that may not yet be fully integrated with Affirm. When these virtual cards are used over established card networks, we earn a portion of the interchange fee from the transaction.
Our Loan Origination and Servicing Model
When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model. Once approved for the loan, the consumer then selects their preferred repayment option. The substantial majority of these loans are funded and issued by our originating bank partners.
A substantial majority of the loans facilitated through our platform are originated through one originating bank partner, Cross River Bank, an FDIC-insured New Jersey state chartered bank. Our partnership with Cross River Bank allows us to benefit from Cross River Bank’s ability to originate loans under its banking licenses while complying with various federal, state, and other laws. Under this arrangement, we must comply with Cross River Bank’s credit policies and underwriting procedures, and Cross River Bank maintains ultimate authority to decide whether to originate a loan. When Cross River Bank originates a loan, it funds the loan out of its own funds and may subsequently offer and sell the loan to us. Pursuant to our agreements with Cross River Bank, we are obligated to purchase the loans originated through our platform that Cross River Bank offers us and our obligation is secured by cash deposits. To date, we have purchased all of the loans facilitated through our platform and originated by our originating bank partners. When we purchase a loan from Cross River Bank, the purchase price is equal to the outstanding principal balance of the loan, plus a fee and any accrued interest. Cross River Bank also retains an interest in the loans purchased by us through a loan performance fee that is payable on the aggregate principal amount of a loan that is paid by a consumer. We also recently entered into an origination program agreement with Celtic Bank, a Utah state-chartered industrial bank whose deposits are insured by the FDIC. Celtic Bank originated approximately 8% and 5% of loans facilitated through our platform during the three and six months ended December 31, 2020, respectively.
We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada and across various states in the U.S. We started originating loans directly in Canada in October 2019 and, through December 31, 2020, we had originated approximately $61.3 million of loans in Canada. As of December 31, 2020, we had directly originated $72.6 million of loans in the U.S. pursuant to our state licenses.
We act as the servicer on all loans that we originate directly or purchase from our originating bank partners and earn a servicing fee on loans we sell to our funding sources. We do not sell the servicing rights on any of the loans, allowing us to control the consumer experience end-to-end. To allow for flexible staffing to support overflow and seasonal traffic, we partner with several sub-servicers to manage customer care, first priority collections, and third-party collections in accordance with our policies and procedures.
Our Funding Sources
We maintain a capital-efficient model through a diverse set of funding sources. When we originate a loan directly or purchase a loan originated by our originating bank partners, we utilize warehouse facilities with certain lenders to finance our lending activities or loan purchases. We sell the loans we originate or purchase from our originating bank partners to whole loan buyers and securitization investors through forward flow arrangements and securitization transactions, and earn servicing fees from continuing to act as the servicer on the loans.
Key Operating Metrics

We collect and analyze operating and financial data of our business to assess our performance, formulate financial projections, and make strategic decisions. In addition to revenue, net (loss) income, and other results under accounting principles generally accepted in the United States (“U.S. GAAP”), the following tables set forth key operating metrics we use to evaluate our business.

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
	(in thousands)
Gross Merchandise Volume (GMV)	$1,341,584	$2,075,112	$2,202,890	$3,551,041
GMV
We measure gross merchandise volume to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us. However, the GMV processed through our platform is an indicator of the success of our merchants and the strength of our platform. For the three months ended December 31, 2020, GMV was $2.1 billion, which represented an increase of approximately 55% as compared to $1.3 billion for the three months ended December 31, 2019. For the six months ended December 31, 2020, GMV was $3.6 billion, which represented an increase of approximately 61% as compared to $2.2 billion for the six months ended December 31, 2019.

	December 31, 2019	June 30, 2020	December 31, 2020
	(in thousands, except per consumer data)
Active Consumers	2,965	3,618	4,493
Transactions per Active Consumer (x)	2.1	2.1	2.2
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who engages in at least one transaction on our platform during the 12 months prior to the measurement date. As of December 31, 2020, we had 4.5 million active consumers, representing an increase of approximately 24% compared to 3.6 million as of June 30, 2020, and approximately 52% compared to 3.0 million at December 31, 2019.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date. As of December 31, 2020, we had approximately 2.2 transactions per active consumer, representing an increase of 4% as compared to 2.1 as of June 30, 2020 and an increase of 7% compared to December 31, 2019.
Factors Affecting Our Performance

Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, and forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. We have continued to reduce the percentage of our equity capital required to fund our total platform portfolio from approximately 9% as of June 30, 2020, to approximately 8% as of December 31, 2020. The mix of on-balance sheet and off-balance sheet funding will also impact our results in any given period.
Mix of Business on Our Platform
The mix of products that our merchants offer and our consumers purchase in any period affects our operating results. The mix impacts GMV, revenue, and the financial results of that period. Differences in product mix relate to different loan durations, APR mix, and varying proportion of 0% APR versus interest-bearing financings. For example, our low AOV products generally benefit from shorter duration, but also have lower revenue as a percentage of GMV when compared to high AOV products. These mix shifts are driven in part by merchant-side activity relating to the marketing of their products, whether the merchant is fully integrated within our network, and general economic conditions affecting consumer demand. In addition, we expect that our commercial agreement with Shopify to offer Shop Pay Installments powered by Affirm and our recent Split Pay offering, a short-term payment plan for purchases under $250 with 0% APR, will increase the mix of our shorter duration, low AOV products. Differences in the mix of high versus low AOV will also impact our results. For example, we expect that transactions per active consumer may increase while revenue as a percentage of GMV may decline in the medium term to the extent that a greater portion of our GMV comes from Split Pay and other low-AOV offerings.
Sales and Marketing Investment
We have historically relied on the strength of our merchant relationships and positive user experience to develop our consumer brand and grow the ubiquity of our platform. During the three and six months ended December 31, 2020, we increased our investment in sales and marketing channels that we believe will drive further brand awareness and preference among both consumers and merchants. Given the nature of our revenue, our investment in sales and marketing in a given period may not impact results until subsequent periods. Additionally, given the increasingly competitive nature of merchant acquisition, we expect that we may make significant investments in retaining and acquiring new merchants. We are focused on the effectiveness of sales and marketing spending and will continue to be strategic in maintaining efficient consumer and merchant acquisition.
Seasonality
We experience seasonal fluctuations in our revenue as a result of consumer spending patterns. Historically, our revenue has been the strongest during the second quarter of our fiscal year due to increases in retail commerce during the holiday season. Additionally, revenue associated with the purchase of home fitness equipment historically has been strongest in the third quarter of our fiscal year. Adverse events that occur during these months could have a disproportionate effect on our financial results for the fiscal year.
Timing of Merchant Transaction Recognition Change
The timing of our revenue recognition is tied to when a merchant captures payment and confirms a transaction financed through our platform, which we refer to as the merchant capture date. If a merchant recognizes the payment collection and confirms the transaction later in their transaction process, we expect that this change would delay the merchant capture date, which would delay our recognition of GMV and revenue related to that merchant’s transactions by a corresponding amount. Such a delay would adversely affect the GMV and revenue that we recognize from such merchant’s transactions in the quarterly period of such change, as the merchant capture date for a portion of such transactions would shift to a subsequent quarterly period.
In December 2020, the implementation of such a change began with respect to our largest merchant, Peloton, who delayed the merchant capture dates of certain transactions. This resulted in a delay in the recognition of GMV and revenue related to these transactions. As of December 31, 2020, we had approximately $83.9 million of transactions that had been facilitated by our platform but not yet captured and confirmed by the merchant, compared with $6.0 million at December 31, 2019.
Impact of COVID-19

The COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and the markets in which we operate. Our positive performance during this period demonstrates the value and effectiveness of our platform, the resiliency of our business model, and the capabilities of our risk management and underwriting approach. However, certain of the COVID-19 related trends underlying that positive performance, in particular the significant revenue generated from certain types of merchants, may not continue at current levels.
Diversified Mix of Merchant Partners
We have a diversified set of merchant partners across industries, which allows us to capitalize on industry tailwinds and changing consumer spending behavior, economic conditions, and other factors that may affect a particular type of merchant or industry. For example, following the onset of the COVID-19 pandemic, our revenue from merchant partners in the travel, hospitality, and entertainment industries declined significantly, but we saw a significant increase in revenue from merchant partners offering home fitness equipment, home office products, and home furnishings. While we have benefited as a result of such consumer spending trends, there can be no assurance that such trends will continue or that the levels of total revenue and merchant network revenue that we generate from merchants in fitness equipment, home office products, and home furnishings industries will continue. The decline of sales by our merchants for any reason will generally result in lower credit sales and, therefore, lower loan volume and associated fee income for us.
Dynamic Changes to Risk Model
As part of our risk mitigation platform, we closely track data and trends to measure risk and manage exposure, leveraging our flexibility to quickly adjust and adapt. In response to the macroeconomic impact of the COVID-19 pandemic, we initiated a series of refinements to our risk model based on our real-time data observations and analysis. We were able to respond, implement, and test the updates to our model quickly due to the adaptability of our infrastructure, underwriting, and risk management models. This resulted in decreases across both charge-offs and delinquencies. Our proprietary risk model was not designed to take into account the longer-term impacts of social, economic, and financial disruptions caused by the COVID-19 pandemic, and while we continuously make refinements to our risk model as new information becomes available to us, any changes to our risk model may be ineffective and the performance of our risk model may decline.
Stressed Allowance Model
At the onset of the COVID-19 pandemic in March 2020, we factored in updated loss multiples using macroeconomic data to reflect stressed expected loss scenarios emerging from forecasted delinquencies and defaults. This stressing of the model resulted in an increase of the allowance for credit losses as a percent of loans held for investment from 8.9% as of February 29, 2020 to 14.8% as of March 31, 2020. In the months subsequent to this, we have seen stronger than expected repayment history in the portfolio, resulting in a release of the allowance. As of June 30, 2020 and December 31, 2020, the allowance for credit losses as a percentage of loans held for investment decreased to 9% and 7%, respectively. Our allowance for credit losses has declined as a percentage of loans held for investment as we have begun to retain a higher portion of longer-term, 0% APR loans on our balance sheet since completing our consolidated 2020-Z1 and 2020-Z2 securitizations during the six months ending December 31, 2020. These longer-term, 0% APR loans tend to have lower expected losses than our interest bearing loans and generally carry lower loss reserves as a percentage of initial principal balance. Additionally, improved macroeconomic conditions have resulted in an overall improved credit outlook and reduced expected losses. Should macroeconomic factors or expected losses change, we may increase or decrease the allowance for credit losses.
For more information on the risks related to the COVID-19 pandemic, see “Item 1A. Risk Factors — Risks Related to Our Business and Industry”
Components of Results of Operations

Revenue
Merchant Network Revenue
Merchant partners are charged a fee on each transaction processed through the Affirm platform. The fees vary depending on the individual arrangement between us and each merchant and on the terms of the product offering. The fee is recognized at the point in time the terms of the executed merchant agreement have been fulfilled and the merchant successfully confirms the transaction. During the three and six months ended December 31, 2019, we generated 52% and 48% of our revenue from merchant network fees, respectively. During the three and six months ended December 31, 2020, we generated 49% and 51% of our revenue, respectively, from merchant network fees.
Virtual Card Network Revenue
A smaller portion of our revenue comes from our Virtual Card product. We have agreements with issuer processors to facilitate transactions through the issuance of virtual debit cards to be used by consumers at checkout.

Consumers can apply through the Affirm app and, upon approval, receive a single-use virtual debit card to be used for their purchase online or offline at a non-integrated merchant. The non-integrated merchants are charged interchange fees for virtual debit card transactions by the issuer processors, as with all debit card purchases, and the issuer processor shares a portion of this revenue with us. This revenue is recognized as a percentage of both our loan volume transacted on the payment processor network and net interchange income, and this revenue is presented net of associated processing fees. We generated 5% of our revenue from virtual card network fees for both the three and six months ended December 31, 2019 and 5% and 4% of our revenue from virtual card network fees for the three and six months ended December 31, 2020, respectively.
Interest Income
We also earn revenue through interest earned on the loans purchased from our originating bank partners. Interest income includes interest charged to consumers over the term of the consumers’ loans based on the principal outstanding and is calculated using the effective interest method. In addition, Interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from our originating bank partners or the origination of a loan. Discounts and premiums are accreted or amortized over the life of the loan using the effective interest method. During the three and six months ended December 31, 2019, we generated 35% and 39% of our revenue from interest income, respectively. During the three and six months ended December 31, 2020, we generated 36% and 34% of our revenue from interest income, respectively.
Gain on Sales of Loans
We sell a portion of the loans we purchase from our originating bank partners to third-party investors through our platform. We recognize a gain or loss on sale of such loans as the difference between the proceeds received, adjusted for initial recognition of servicing assets and liabilities obtained at the date of sale, and the carrying value of the loan. During the three and six months ended December 31, 2019, we generated 4% and 5% of our revenue from Gain on sales of loans, respectively. During the three and six months ended December 31, 2020, we generated 7% and 8% of our revenue from Gain on sales of loans, respectively.
Servicing Income
We earn a specified fee from providing professional services to manage loan portfolios on behalf of our third-party loan owners. Under the servicing agreements with our capital markets partners, we are entitled to collect servicing fees on the loans that we service, which are paid monthly based upon an annual fixed percentage of the outstanding loan portfolio balance. During the three and six months ended December 31, 2019, we generated 4% and 3% of our revenue from servicing fees, respectively. During the three and six months ended December 31, 2020, we generated 3% and 2% of our revenue from servicing fees, respectively.
We expect our revenue may vary from period to period based on, among other things, the timing and size of onboarding of new merchants, the mix of 0% APR loans versus interest-bearing loans with simple interest, type and mix of products that our merchants offer to their customers, the rate of repeat transactions, transaction volume, and seasonality of or fluctuations in usage of our platform.
Operating Expenses
Our operating expenses consist of the Loss on loan purchase commitment made to our originating bank partners, the Provision for credit losses, Funding costs, Processing and servicing, Technology and data analytics, Sales and marketing, and General and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses, stock-based compensation expense and occupancy, comprise a significant component of several of these expense categories. An allocation of overhead, such as rent and other overhead, is based on employee headcount and included in Processing and servicing, Technology and data analytics, Sales and marketing, and General and administrative expenses.
As of December 31, 2020, we had 980 employees, compared to 893 employees as of June 30, 2020. We increased our headcount and personnel related costs across our business in order to support our growth expansion strategy. We expect headcount to continue to increase during fiscal year 2021 given our focus on growth and expansion.

Loss on Loan Purchase Commitment
We purchase loans from our originating bank partners that are processed through our platform and our originating bank partners put back to us. Under the terms of the agreement with our originating bank partners, we are generally required to pay the principal amount plus accrued interest for such loans and the loan origination fee. In certain instances, our originating bank partners originate loans with zero or below market interest rates that we are required to purchase. In these instances, we may be required to purchase the loan for a price in excess of the fair market value of such loans, which results in a loss. These losses are recognized as Loss on loan purchase commitment in our interim condensed consolidated statements of operations and comprehensive loss. These costs are incurred on a per loan basis.
Provision for Credit Losses
Provision for credit losses consists of amounts charged against income during the period to maintain an allowance for credit losses. Our allowance for credit losses represents our estimate of the credit losses inherent in our loans held for investment and is based on a variety of factors, including the composition and quality of the portfolio, loan specific information gathered through our collection efforts, current economic conditions, and our historical net charge-off and loss experience. These costs are incurred on a per loan basis.
Funding Costs
Funding costs consist of the interest expense we incur on our borrowings and amortization of fees and other costs incurred in connection with our funding. Excluding the amortization of debt issuance costs, which totaled $0.5 million and $1.1 million for the three and six months ended December 31, 2019, respectively, and $1.3 million and $2.4 million for the three and six months ended December 31, 2020, respectively, we incur an expense per loan pledged to our debt funding sources.
Processing and Servicing
Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense salaries and personnel-related costs of our customer care team, and allocated overhead. Payment processing costs are primarily driven by the number and dollar value of consumer repayments which grow as the number of transactions and GMV processed on our platform increases. Customer care loan servicing costs are primarily staffing costs related to third-party and in-house loan servicing agents, the demand for which generally increases with the number of transactions on our platform. Collection fees are fees paid to agencies as percentages of the dollars of repayment they recuperate from borrowers whose loans had previously been charged off. Processing and servicing expenses are predominantly per transaction processing fees and third-party staffing fees that generally increase with consumer contact.
Technology and Data Analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering and product employees as well as our credit and analytics employees who develop our proprietary risk model, which totaled $18.6 million and $36.2 million for the three and six months ended December 31, 2019, respectively. For the three and six months ended December 31, 2020, these expenses totaled $24.9 million and $46.0 million, respectively.
Additionally, for the three and six months ended December 31, 2019, $4.2 million and $8.2 million, respectively, of salaries and personnel costs that relate to the creation of internally-developed software were capitalized into Property, equipment and software, net on the interim condensed consolidated balance sheets, and amortized into Technology and data analytics expense over the useful life of the developed software. This amortization expense totaled $1.3 million and $2.4 million for the three and six months ended December 31, 2019, respectively. For the three and six months ended December 31, 2020, $2.4 million and $7.5 million, respectively, of salaries and personnel costs that relate to the creation of internally-developed software were capitalized into Property, equipment and software, net on our interim condensed consolidated balance sheets, and we recorded amortization expense of $2.2 million and $4.8 million for the three and six months ended December 31, 2020, respectively. Additional technology and data analytics expenses include platform infrastructure and hosting costs, third-party data acquisition expenses, and expenses related to the maintenance of existing technology assets and our technology platform as a whole.

Sales and Marketing
Sales and marketing expense consists primarily of salaries and personnel-related costs, as well as costs of general marketing and promotional activities, promotional event programs, sponsorships, and allocated overhead. In July 2020, we recognized an asset in connection with a commercial agreement with Shopify Inc. in which we granted warrants in exchange for the benefit of acquiring new merchant partners. This asset represents the probable future economic benefit to be realized over the four-year expected benefit period and is valued based on the fair value of the warrants at the grant date. This value is amortized on a straight-line basis over the four-year expected benefit period into Sales and marketing expense, due to the nature of the expected benefit. Additionally, in order to continue to expand our consumer base, we may originate certain loans via our wholly-owned subsidiaries with zero or below market interest rates under certain merchant arrangements that we do not expect to achieve positive revenue. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, which results in a loss. These losses are recorded as Sales and marketing expense. These losses totaled $1.0 million during the three and six months ended December 31, 2020. We expect that our sales and marketing expense will increase as a percentage of revenue as we expand our sales and marketing efforts to drive our growth, expansion, and diversification.
General and Administrative
General and administrative expenses consist primarily of expenses related to our finance, legal, risk operations, human resources, and administrative personnel. General and administrative expenses also include costs related to fees paid for professional services, including legal, tax and accounting services, and allocated overhead.
We expect to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services. We expect that our general and administrative expense will increase in absolute dollars as our business grows.
Other Income, Net
Other income, net consists of interest earned on our money market funds included in Cash and cash equivalents and Restricted cash, and gains and losses incurred on both our constant maturity swaps and as related to bifurcated derivatives associated with our convertible debt.
Income Tax Expense
Our income tax expense consists of U.S. federal and state income taxes and income taxes in certain provinces of Canada in which we conduct business. Through December 31, 2020, we had not been required to pay any material U.S. federal or state income taxes nor any foreign income taxes due to accumulated net operating losses.

Results of Operations

The following tables set forth selected interim condensed consolidated statements of operations and comprehensive loss data for each of the periods presented in dollars:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
	(in thousands)
Revenue
Merchant network revenue	$67,764	$99,630	$104,153	$192,895
Virtual card network revenue	7,110	10,820	10,711	16,778
Interest income (1)	45,073	73,857	85,241	128,094
Gain on sales of loans (1)	4,738	14,560	10,463	30,994
Servicing income	5,291	5,174	7,355	9,258
Total Revenue, net	$129,976	$204,041	$217,923	$378,019
Operating Expenses (2)
Loss on loan purchase commitment	$42,661	$67,768	$62,622	$133,636
Provision for credit losses	30,178	17,468	55,022	57,735
Funding costs	8,167	12,060	16,295	22,412
Processing and servicing	11,652	16,802	21,347	30,300
Technology and data analytics	31,612	41,634	56,980	75,402
Sales and marketing	7,651	39,112	12,870	61,694
General and administrative	30,688	40,916	58,392	73,182
Total Operating Expenses	162,609	235,760	283,528	454,361
Operating Loss	$(32,633)	$(31,719)	$(65,605)	$(76,342)
Other income, net	1,730	240	4,003	29,685
Loss Before Income Taxes	$(30,903)	$(31,479)	$(61,602)	$(46,657)
Income tax expense	93	78	189	175
Net Loss	$(30,996)	$(31,557)	$(61,791)	$(46,832)
Excess return to preferred stockholders on repurchase	(13,205)	—	(13,205)	—
Net Loss Attributable to Common Stockholders	$(44,201)	$(31,557)	$(74,996)	$(46,832)
Other Comprehensive Loss
Foreign currency translation adjustments	$(15)	$1,834	$10	$2,240
Net Other Comprehensive Income (Loss)	(15)	1,834	10	2,240
Comprehensive Loss	$(31,011)	$(29,723)	$(61,781)	$(44,592)
(1) Upon purchase of a loan from our originating bank partners at a price above the fair market value of the loan or upon the origination of a loan with a par value in excess of the fair market value of the loan, a discount is included in the amortized cost basis of the loan. For loans held for investment, this discount is amortized over the life of the loan into interest income. When a loan is sold to a third-party loan buyer, the unamortized discount is released in full at the time of sale and recognized as part of the gain or loss on sales of loans. However, the cumulative value of the loss on loan purchase commitment or loss on origination, the interest income recognized over time from the amortization of discount while retained, and the release of discount into gain on sales of loans, together net to zero over the life of the loan. The following table details activity for the discount, included in Loans held for investment, for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
	(in thousands)
Balance at the beginning of the period	$13,870	$56,035	$13,068	$28,659
Additions from loans purchased, net of refunds	41,678	72,094	62,568	130,237
Amortization of discount	(8,323)	(22,448)	(15,729)	(37,218)
Unamortized discount released on loans sold	(30,168)	(34,110)	(42,850)	(50,107)
Balance at the end of the period	$17,057	$71,571	$17,057	$71,571
(2) Amounts include stock-based compensation as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
	(in thousands)
General and administrative	$3,689	$3,097	$7,501	$6,301
Technology and data analytics	3,610	2,556	6,937	4,769
Sales and marketing	963	581	2,254	1,341
Processing and servicing	32	287	27	313
Total stock-based compensation in operating expenses	8,294	6,521	16,719	12,724
Capitalized into property, equipment and software, net	786	253	1,683	1,225
Total stock-based compensation expense	$9,080	$6,774	$18,402	$13,949
Comparison of the Three and Six Months Ended December 31, 2019 and 2020

Total Revenue, net

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2020	$	%	2019	2020	$	%
	(in thousands, except percentage)
Merchant network revenue	$67,764	$99,630	$31,866	47%	$104,153	$192,895	$88,742	85%
Virtual card network revenue	7,110	10,820	3,710	52%	10,711	16,778	6,067	57%
Interest income	45,073	73,857	28,784	64%	85,241	128,094	42,853	50%
Gain on sales of loans	4,738	14,560	9,822	207%	10,463	30,994	20,531	196%
Servicing income	5,291	5,174	(117)	(2)%	7,355	9,258	1,903	26%
Total Revenue, net	$129,976	$204,041	$74,065	57%	$217,923	$378,019	$160,096	73%

Total Revenue, net for the three and six months ended December 31, 2020 increased by $74.1 million or 57%, and $160.1 million or 73%, respectively, compared to the three and six months ended December 31, 2019, primarily due to an increase of $733.5 million or 55% in GMV on our platform, from $1,341.6 million and $2,202.9 million for the three and six months ended December 31, 2019, respectively, to $2,075.1 million and $3,551.0 million for the three and six months ended December 31, 2020, respectively. This increase in GMV was driven by 1) the strong network effects of the expansion of our active merchant base from 4,148 as of December 31, 2019 to 7,890 as of December 31, 2020, 2) organic growth in active consumers from 3.0 million as of December 31, 2019 to 4.5 million as of December 31, 2020, and 3) an increase in average transactions per consumer from 2.1 as of December 31, 2019 to 2.2 as of December 31, 2020.
Merchant network revenue for the three and six months ended December 31, 2020 increased by $31.9 million or 47%, and $88.7 million or 85%, compared to the three and six months ended December 31, 2019, respectively. This increase was primarily due to a 55% and 61% increase in GMV on our platform, compared to the three and six months ended December 31, 2019, respectively, as well as a higher proportion of transactions that earn a higher merchant fee as a percentage of GMV, such as 0% APR loans. Merchant network revenue as a percentage of GMV for the three and six months ended December 31, 2020 remained consistent compared to the three and six months ended December 31, 2019, at approximately 5%.
The increases in merchant network revenue during the three and six month periods were primarily driven by growth in GMV coupled with higher proportions of 0% APR loans and longer duration loans, partially offset by relatively consistent AOV. Merchant network revenue growth is correlated with both GMV growth and the mix of loans on our platform as different loan characteristics are positively or negatively correlated with merchant fee revenue as a percentage of GMV. In particular, merchant network revenue as a percentage of GMV typically increases with the term length and average order value of our loans, and typically decreases in higher APR loans. Specifically, 0% APR loans typically carry higher merchant fees as a percentage of GMV. For both the three and six months ended December 31, 2020, 0% APR loans accounted for 46% of our total GMV, compared to 40% and 37% for the three and six months ended December 31, 2019, respectively. For the three and six months ended December 31, 2020, loans with a term length greater than 12 months accounted for 31% and 34%, respectively, of GMV, compared with 30% and 28% for the three and six months ended December 31, 2019, respectively. AOV was relatively constant at $541 and $585 for the three and six months ended December 31, 2020, respectively, compared to $568 and $578 for the three and six months ended December 31, 2019, respectively.
Virtual card network revenue for the three and six months ended December 31, 2020 increased by $3.7 million or 52%, and $6.1 million or 57%, compared to the three and six months ended December 31, 2019, respectively. This increase was driven by an increase in GMV processed through our issuer processor of 58% and 52% for the three and six months December 31, 2020, respectively, due to increased activity on our virtual card-enabled mobile application as well as growth in existing and new merchants on our virtual card platform.
Interest income for the three and six months ended December 31, 2020 increased by $28.8 million or 64%, and $42.9 million or 50%, compared to the three and six months ended December 31, 2019, respectively. Generally, interest income is correlated with the changes in the average balance of loans held for investment, as we recognize interest on loans held for investment using the effective interest method over the life of the loan. The average balance of loans held for investment increased by 81% to $1,651.3 million, and by 70% to $1,445.6 million, for the three and six months ended December 31, 2020, respectively, compared to the same periods in the prior fiscal year.
As an annualized percentage of average loans held for investment, total interest income decreased from approximately 20% during both the three and six months ended December 31, 2019 to 18% during both the three and six months ended December 31, 2020 . This decrease was driven by an increase in the average proportion of 0% APR loans being held on our interim condensed consolidated balance sheet as a percentage of the total loans held for investment, which increased from 27% during both the three and six months ended December 31, 2019, compared to 49% and 45% during the three and six months ended December 31, 2020. The shift was largely due to strong volume of longer-term 0% APR loans as well as short-term Split Pay loans being held for investment and the addition of our 0% APR 2020-Z1 and 2020-Z2 consolidated securitizations.

While we do recognize interest income on 0% APR loans via the amortization of the loan discount, this is generally earned at a lower rate than consumer interest on interest-bearing loans. The total amortization of discounts on loans held for investment increased by $14.1 million or 170%, and $21.5 million or 137%, for the three and six months ended December 31, 2020, respectively, compared with the three and six months ended December 31, 2019, and represented 30% and 29% of total interest income for the three and six months ended December 31, 2020, respectively, compared to 18% for both the three and six months ended December 31, 2019. The amortization of discount on loans held for investment associated with self-originated loans totaled $1.9 million during both the three and six months ended December 31, 2020.
Gain on sales of loans for the three and six months ended December 31, 2020 increased by $9.8 million or 207%, and $20.5 million or 196%, compared to the three and six months ended December 31, 2019, respectively. This increase was primarily due to generally more favorable loan sale pricing terms and a more efficient allocation of loans to loan buyers with the optimum pricing. This increase was partially offset by a sale of $11.8 million of loan receivables from Affirm Canada to a new third-party loan buyer at a loss of $0.3 million for the three months ended December 31, 2020.
Servicing income for the three and six months ended December 31, 2020 decreased by $0.1 million or 2% during the three months ended December 31, 2020, compared to the three months ended December 31, 2019. Conversely, Servicing income for the six months ended December 31, 2020 increased by $1.9 million or 26% compared to the six months ended December 31, 2019. These fluctuations are primarily due to approximately $1.6 million of Servicing income recognized during the three months ended December 31, 2019, from the increases in the fair value of servicing rights during the period, compared to a reduction of Servicing income from decreases in the fair value of servicing rights of $0.2 million for the three months ended December 31, 2020. Excluding the effects of these fair value adjustments, Servicing income generally increased with the increase in the average unpaid principal balance of loans owned by third-party loan owners.
Operating Expenses

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2020	2019	2020
	(in thousands)
Loss on loan purchase commitment	$42,661	$67,768	$62,622	$133,636
Provision for credit losses	30,178	17,468	55,022	57,735
Funding costs	8,167	12,060	16,295	22,412
Processing and servicing	11,652	16,802	21,347	30,300
Total transaction costs	92,658	114,098	155,286	244,083
Technology and data analytics	31,612	41,634	56,980	75,402
Sales and marketing	7,651	39,112	12,870	61,694
General and administrative	30,688	40,916	58,392	73,182
Total operating expenses	$162,609	$235,760	$283,528	$454,361
Loss on Loan Purchase Commitment

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2020	$	%	2019	2020	$	%
	(in thousands, except percentage)
Loss on loan purchase commitment	$42,661	$67,768	$25,107	59%	$62,622	$133,636	$71,014	113%
Percentage of total revenue, net	33%	33%			29%	35%

Loss on loan purchase commitment for the three and six months ended December 31, 2020 increased by $25.1 million or 59%, and $71.0 million or 113%, compared to the three and six months ended December 31, 2019, respectively. This increase was due to a significant increase in the volume of loans purchased above fair market value, primarily as a result of an increase in purchases of 0% APR loans from our originating bank partners during the periods. During the three and six months ended December 31, 2020, we purchased $2.1 billion and $3.6 billion, respectively, of loan receivables from our originating bank partners, representing an increase of $742.3 million or 56%, and $1.4 billion or 61%, compared to the three and six months ended December 31, 2019, respectively.
Provision for Credit Losses

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2020	$	%	2019	2020	$	%
	(in thousands, except percentage)
Provision for credit losses	$30,178	$17,468	$(12,710)	(42)%	$55,022	$57,735	$2,713	5%
Percentage of total revenue, net	23%	9%			25%	15%
Provision for credit losses generally represents the amount of expense required to maintain the allowance for credit losses on our interim condensed consolidated balance sheet, which represents management’s estimate of future losses. In the event that our loans outperform expectation and/or we reduce our expectation of credit losses in future periods, we may release reserves and thereby reduce the allowance for credit losses, yielding income in the provision for credit losses. The provision is determined by the change in estimates for future losses and the net charge-offs incurred in the period. We record provision expense for each loan we retain as loans held for investment, whether we originate the loan or purchase it from one of our originating bank partners.
The allowance for credit losses for December 31, 2020 increased by 53% compared to December 31, 2019, while the balance of loans held for investment increased 86%, compared to the prior year period. The smaller increase in the allowance for credit losses relative to the balance of loans held for investment is reflective of lower credit losses and improved credit quality of the portfolio.
During the three months ended December 31, 2020, the stronger than expected credit performance of the existing portfolio and an improved credit outlook resulted in a decrease in the allowance for credit losses. This strong credit performance was evidenced by a 75% decrease in our net charge-offs as a percentage of our average loans held for investment to 0.6%, compared with 2.2% for the three months ended December 31, 2019. This decrease was offset by allowances recorded on new loans retained during the period, with a higher credit quality and a similarly improved credit outlook. As the balance of loans held for investment continued to increase, this combination of factors resulted in a provision expense of $17.5 million for the three months ended December 31, 2020. The combination of the decrease in the allowance for credit losses in the three months ended December 31, 2020 and the overall credit quality improvement relative to the three months ended December 31, 2019 led the provision for credit losses to decrease by $12.7 million or 42%, compared to the three months ended December 31, 2019, despite the growth in the balance of loans held for investment.
These similar circumstances resulted in an increase in the allowance for credit losses during the six months ended December 31, 2020 of 38% compared to June 30, 2020, while the balance of loans held for investment increased 83% compared to June 30, 2020. The corresponding provision for credit losses during the six months ended December 31, 2020 increased by $2.7 million, or 5%, compared to the six months ended December 31, 2019. The smaller increase in the provision for credit losses as compared to the respective increases in the allowance for credit losses and loans held for investment was driven by lower credit losses as compared to the expectation at the beginning of the period. These lower credit losses were evidenced by a 66% decrease in our net charge-offs as a percentage of our average loans held for investment to 1.4%, compared with 4.1% for the six months ended December 31, 2019. This was partially offset by higher future expected losses on loans held for investment due to worsened economic outlook as a result of COVID-19 at the time.

Funding Costs

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2020	$	%	2019	2020	$	%
	(in thousands, except percentage)
Funding costs	$8,167	$12,060	$3,893	48%	$16,295	$22,412	$6,117	38%
Percentage of total revenue, net	6%	6%			7%	6%
Funding costs for the three and six months ended December 31, 2020 increased by $3.9 million or 48%, and $6.1 million or 38%, compared to the three and six months ended December 31, 2019, respectively. Funding costs for a given period are correlated with the sum of the average balance of funding debt and the average balance of notes issued by securitization trusts. This increase was primarily due to the introduction of notes issued by securitization trusts during the current fiscal year, which bear interest at a fixed rate, as well as due to an increase in average funding debt, offset by significantly lower average market interest rates. The average balance of notes issued by securitization trusts during the three and six months ended December 31, 2020 was $658.7 million and $439.1 million, respectively, which did not exist during the prior year periods. The average balance of funding debt for the three and six months ended December 31, 2020 increased by $43.8 million or 6%, and $112.1 million or 17%, compared to the three and six months ended December 31, 2019, respectively, whereas the average reference interest rate decreased by 92% during both periods.
Processing and Servicing

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2020	$	%	2019	2020	$	%
	(in thousands, except percentage)
Processing and servicing	$11,652	$16,802	$5,150	44%	$21,347	$30,300	$8,953	42%
Percentage of total revenue, net	9%	8%			10%	8%
Processing and servicing expense for the three and six months ended December 31, 2020 increased by $5.2 million or 44%, and $9.0 million or 42%, compared to the three and six months ended December 31, 2019, respectively. This increase was primarily due to a $2.6 million or 54%, and $4.0 million or 43%, increase in payment processing fees due to increased servicing activity and payments volume for the three and six months ended December 31, 2020, respectively, as well as a $0.5 million or 10%, and $1.9 million or 23%, increase in third-party loan servicing and collections costs for the three and six months ended December 31, 2020, respectively, due to increased servicing activity and payments volume. Additionally, processing fees paid to our customer referral partners, increased by $0.5 million or 125%, and $0.7 million or 88%, for the three and six months ended December 31, 2020, respectively.
Technology and Data Analytics

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2020	$	%	2019	2020	$	%
	(in thousands, except percentage)
Technology and data analytics	$31,612	$41,634	$10,022	32%	$56,980	$75,402	$18,422	32%
Percentage of total revenue, net	24%	20%			26%	20%

Technology and data analytics expense for the three and six months ended December 31, 2020 increased by $10.0 million or 32%, and $18.4 million or 32%, compared to the three and six months ended December 31, 2019, respectively. This increase was primarily due to a $6.3 million or 34%, and $9.8 million or 27%, increase in engineering, product, and data science personnel costs, for the three and six months ended December 31, 2020, respectively, compared to the three and six months ended December 31, 2019, net of capitalized costs for internally developed software, to continue to support our growth and technology platform as a whole. Additionally, there was a $3.5 million or 51%, and $6.8 million or 65%, increase in data infrastructure and hosting costs for the three and six months ended December 31, 2020, respectively, compared to the three and six months ended December 31, 2019, due to increased capacity requirements of our technology platform. However, we saw a $0.9 million or 19%, and $0.8 million or 10%, decrease in underwriting data provider costs for the three and six months ended December 31, 2020, respectively, compared to the three and six months ended December 31, 2019, due to cost improvements achieved as a result of contract renegotiations.
Sales and Marketing

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2020	$	%	2019	2020	$	%
	(in thousands, except percentage)
Sales and marketing	$7,651	$39,112	$31,461	411%	$12,870	$61,694	$48,824	379%
Percentage of total revenue, net	6%	19%			6%	16%
Sales and marketing expense for the three and six months ended December 31, 2020 increased by $31.5 million or 411%, and $48.8 million or 379%, compared to the three and six months ended December 31, 2019, respectively. This increase was primarily due to $17.0 million and $31.3 million of expense incurred during the three and six months ended December 31, 2020, respectively, associated with the amortization of an asset associated with our commercial agreement with Shopify Inc., which was recognized in July 2020. This asset represents the probable future economic benefit to be realized over the four-year expected benefit period and is valued based on the fair value of the warrants granted to Shopify Inc. under such commercial agreement at the grant date. This value is amortized on a straight-line basis over the four year expected benefit period. Additionally, there was a $10.7 million or 764%, and $11.3 million or 628%, increase in brand and consumer marketing spend during the three and six months ended December 31, 2020, respectively, compared to the three and six months ended December 31, 2019, associated with our holiday shopping and brand-activation marketing campaigns.
General and Administrative

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2020	$	%	2019	2020	$	%
	(in thousands, except percentage)
General and administrative	$30,688	$40,916	$10,228	33%	$58,392	$73,182	$14,790	25%
Percentage of total revenue, net	24%	20%			27%	19%
General and administrative expense for the three and six months ended December 31, 2020 increased by $10.2 million or 33%, and $14.8 million or 25%, compared to the three and six months ended December 31, 2019, respectively. This increase was primarily due to an increase of $4.5 million or 24%, and $7.3 million or 20%, in personnel costs during the three and six months ended December 31, 2020, respectively, compared to the three and six months ended December 31, 2019, as a result of increased headcount as we continue to grow our finance, legal, operations, and administrative organizations. Additionally, professional fees increased by $4.3 million or 113%, and $5.2 million or 69%, during the three and six months ended December 31, 2020, respectively, compared to the three and six months ended December 31, 2019, to support our international expansion, initial public offering, and regulatory compliance programs.

Other Income, net

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2019	2020	$	%	2019	2020	$	%
	(in thousands, except percentage)
Other income, net	$1,730	$240	$(1,490)	(86)%	$4,003	$29,685	$25,682	642%
Percentage of total revenue, net	1%	—%			2%	8%
For the three months ended December 31, 2020, Other income, net, was comprised of a gain of $0.3 million recognized based on the change in fair value of the residual trust certificates issued by the securitizations, partially offset by a loss of $0.1 million recognized based on the change in the fair value of our performance fee liability. For the six months ended December 31, 2020, Other income, net was primarily comprised of a gain of $30.1 million recognized upon the conversion of convertible notes into shares of Series G-1 preferred stock. The conversion was accounted for as a debt extinguishment and this gain represented the difference between the carrying value of the debt at the time of extinguishment and the allocated proceeds.
For the three and six months ended December 31, 2019, Other income, net was primarily comprised of interest earned on money market funds of $1.3 million and $3.0 million, respectively, as well as gains on our constant maturity swaps of $0.4 million and $0.9 million, respectively.
Net Loss
For the three months ended December 31, 2020, Net Loss increased to $31.6 million from $31.0 million for the three months ended December 31, 2019. For the six months ended December 31, 2020, Net Loss decreased to $46.8 million from $61.8 million for the six months ended December 31, 2019. The decrease in Net Loss was partially attributable to the gain recognized upon the conversion of convertible notes of $30.1 million and the comparatively small increase in Provision for credit losses of $2.7 million or 5%, due to lower credit losses and improved credit quality of the portfolio, partially offset by amortization expense of $31.3 million recorded on our Shopify Inc. commercial agreement asset.
Stock-based compensation expense amounted to $9.1 million and $18.4 million for the three and six months ended December 31, 2019, respectively, of which $8.3 million and $16.7 million for the three and six months ended December 31, 2019, respectively, was recorded within operating expenses on our interim condensed consolidated statement of operations. The remaining stock-based compensation expense of $0.8 million and $1.7 million for the three and six months ended December 31, 2019, respectively, was capitalized as part of Property, equipment and software, net on our interim condensed consolidated balance sheet.
Stock-based compensation expense amounted to $6.8 million and $13.9 million for the three and six months ended December 31, 2020, respectively, of which $6.5 million and $12.7 million, for the three and six months ended December 31, 2020, respectively, was recorded within operating expenses on our interim condensed consolidated statement of operations. The remaining stock-based compensation expense of $0.3 million and $1.2 million for the three and six months ended December 31, 2020, was capitalized as part of Property, equipment and software, net on our interim condensed consolidated balance sheet.

Liquidity and Capital Resources

Sources and Uses of Funds
We have incurred losses since our inception, accumulating a deficit of $447.2 million and $494.0 million as of June 30, 2020 and December 31, 2020, respectively. We have historically financed the majority of our operating and capital needs through the private sales of equity securities, borrowings from debt facilities and convertible debt, third-party loan sale arrangements, and cash flows from operations. In September and October 2020, we issued an aggregate of 21,836,687 shares of Series G preferred stock for aggregate cash proceeds of $435.1 million. On January 15, 2021, we closed an initial public offering of our Class A common stock with cash proceeds, before expenses, of $1.3 billion.
As of December 31, 2020, our principal sources of liquidity were cash and cash equivalents, available capacity from revolving debt facilities, revolving securitizations, off-balance sheet loan sale arrangements, and cash flow from operations. We believe that our existing cash balances, available capacity under our revolving debt facilities and off-balance sheet loan sale arrangements, and cash from operations, are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us or from other sources in an amount sufficient to enable us to fund our liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. Our on- and off-balance sheet facilities provide funding subject to various constraining limits on the financed portfolios. These limits are generally tied to loan-level attributes such as loan term, credit quality, and interest rate, as well as borrower- and merchant-level attributes.
Cash and Cash Equivalents
As of December 31, 2020, we had approximately $520.7 million of cash to fund our future operations compared to approximately $267.1 million as of June 30, 2020. Our cash and cash equivalents were held primarily for continued investment in our business, for working capital purposes, and to facilitate a portion of our lending activities. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments and deposit accounts to preserve the principal balance and maintain adequate liquidity.
Restricted Cash
Restricted cash consists primarily of: (i) deposits restricted by standby letters of credit for office leases; (ii) funds held in accounts as collateral for an originating bank partner; and (iii) servicing funds held in accounts contractually restricted by agreements with warehouse credit facilities and third-party loan owners. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements. Our policy is to invest restricted cash held in debt facility related accounts and cash deposited as collateral for leases in investments designed to preserve the principal balance and provide liquidity. Accordingly, such cash is invested primarily in money market instruments that offer daily purchase and redemption and provide competitive returns consistent with our policies and market conditions.
Funding Debt
Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. These trusts are consolidated variable interest entities (“VIE”), and each trust entered into a credit agreement and security agreement with a commercial bank as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are referred to as funding debt. These credit agreements contain operating covenants, including limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on the amount of dividends and stock repurchases. Our funding debt facilities include concentration limits for various loan characteristics including credit quality, product mix, geography, and merchant concentration. As of December 31, 2020, we were in compliance with all applicable covenants in the agreements. Refer to Note 8. Funding Debt in the notes to the interim consolidated financial statements included elsewhere in this Form 10-Q for additional information.

The following table summarizes our funding debt facilities as of December 31, 2020:

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2021	$—	$—
2022	300,000	164,892
2023	1,075,000	511,498
2024	—	—
2025	—	—
2026	250,000	137,067
Total	$1,625,000	$813,457
These revolving facilities mature between 2022 and 2026, and subject to covenant compliance generally permit borrowings up to 12 months prior to the final maturity date. Borrowings under these facilities generally occur multiple times per week, and generally coincide with the purchase of loans from our originating bank partners. We manage liquidity by accessing diversified pools of capital and avoid concentration with any single counterparty; we are diversified across different types of investors including investment banks, asset managers, and insurance companies.
Borrowings under these facilities bear interest at an annual benchmark rate of LIBOR or at an alternative commercial paper rate (which is either (i) the per annum rate equivalent to the weighted-average of the per annum rates at which all commercial paper notes were issued by certain lenders to fund advances or maintain loans, or (ii) the daily weighted-average of LIBOR, as set forth in the applicable credit agreement), plus a spread ranging from 1.75% to 5.50%. Interest is payable monthly. In addition, these agreements require payment of a monthly unused commitment fee ranging from 0.20% to 0.75% per annum on the undrawn portion available.
Convertible Debt
On April 29, 2020, we entered into a note purchase agreement with various investors and issued convertible notes in an aggregate amount of $75.0 million with a maturity date of April 29, 2021 and bearing interest at a rate of 1.00% per annum.
On September 11, 2020, as part of our Series G equity financing round, the convertible notes issued in April 2020 were fully converted into 4,444,321 shares of Series G-1 preferred stock.
Securitizations
On July 1, 2020, we issued a term securitization in a private placement to various investors consisting of a single tranche in the amount of $150.0 million of notes with a final maturity date of October 15, 2024 through Affirm Asset Securitization Trust 2020-Z1 (the “Z1 Trust”). Payments on the notes will be made primarily from collections on a pool of non-interest bearing loan receivables that the Z1 Trust purchased from Affirm, Inc. The notes bear interest at a rate of 3.46% per annum. Subject to covenant compliance, we may purchase the remaining collateral in the transaction once the outstanding note balance reaches $15.0 million. On July 8, 2020, we contributed $169.8 million of loan receivables to the securitization. Our continued involvement includes loan servicing responsibilities over the life of the underlying loans.
On August 5, 2020, we issued a revolving securitization facility in a private placement to various investors, consisting of three tranches of notes issued in an aggregate amount of approximately $368.2 million, all with a maturity date of February 18, 2025, through Affirm Asset Securitization Trust 2020-A (the “A1 Trust”). Payments on the notes will be made by a revolving pool of fixed-rate fully amortizing point-of-sale loan receivables originated by our originating bank partners or another third-party originator and sold to Affirm, Inc. or originated by Affirm, Inc., and sold to the A1 Trust. During the revolving period, ending January 31, 2022, the securitization allows us to maintain a predetermined balance of collateral by adding new receivables as those already in the facility pay down or amortize. The notes, collectively, bear interest at rates ranging from 2.10% to 6.23% per annum. During the revolving period, and subject to covenant compliance, we are permitted to use available funds on hand in the facility to purchase new loans. In addition, the transaction may be upsized at our option up to an aggregate note amount of $748.9 million until the final maturity date and is subject to our optional redemption on February 15, 2022. We initially contributed $404.6 million of loan receivables to the securitization at closing. Our continued involvement includes loan servicing responsibilities over the life of the underlying loans.
For both the Z1 Trust and the A1 Trust, we retain horizontal residual interests equal to or in excess of 5% of the respective transaction fair values to comply with risk retention as required by applicable law.
On October 13, 2020, we issued a term securitization in a private placement to various investors consisting of a single tranche in the amount of $375.0 million of notes with a final maturity date of January 15, 2025 through Affirm Asset Securitization Trust 2020-Z2 (the “Z2 Trust”). Payments on the notes will be made primarily from collections on a pool of non-interest bearing point-of-sale loan receivables that the Z2 Trust, a consolidated subsidiary, purchased from Affirm, Inc. The notes bear interest at a rate of 1.90% per annum. On October 22, 2020, $417.3 million of loan receivables were contributed to the securitization. This amount includes $27.9 million of loan receivables we purchased from our third-party loan buyers which were then contributed to the trust. We retained 93.3% of the residual certificates issued by the Z2 Trust. The remaining 6.7% of residual certificates and the risk retention interest is held by a third-party investor. In addition to the retained residual certificates, our continued involvement includes loan servicing responsibilities over the life of the underlying loans.
Affirm Asset Securitization Trust 2020-Z1, Affirm Asset Securitization Trust 2020-A, and Affirm Asset Securitization Trust 2020-Z2 are deemed VIEs. We consolidated the VIEs as the primary beneficiary because we, through our role as the servicer, have both the power to direct the activities that most significantly affect the VIEs’ economic performance and a variable interest that could potentially be significant to the VIEs through holding the retained residual certificates.
Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended December 31,
	2019	2020
	(in thousands)
Net Cash Used in Operating Activities	$(34,645)	$(49,959)
Net Cash Used in Investing Activities	(272,810)	(906,710)
Net Cash Provided by Financing Activities(1)	204,460	1,265,331
(1) Amounts include net cash provided by issuance of redeemable convertible preferred stock and convertible debt as follows:

	Six Months Ended December 31,
	2019	2020
	(in thousands)
Proceeds from issuance of redeemable convertible preferred stock, net of repurchases and issuance costs	$(7,110)	$434,542
Proceeds from issuance of common stock, net of repurchases	(17,233)	22,634
Net cash provided by equity-related financing activities	$(24,343)	$457,176
Net cash provided by debt-related financing activities	228,803	808,155
Net cash provided by financing activities	$204,460	$1,265,331

Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
Cash used in operating activities for the six months ended December 31, 2020 was $50.0 million, an increase of $15.3 million from $34.6 million for the six months ended December 31, 2019. This reflects our net loss of $46.8 million, adjusted for non-cash charges of $20.6 million, net cash outflows of $32.2 million from the purchase and sale of loans held for sale, and net cash inflows of $8.5 million provided by changes in our operating assets and liabilities. Non-cash charges primarily consisted of: Provision for credit losses, which increased by $2.7 million or 5% due to lower than expected credit losses and improved credit quality of the portfolio; Gain on sales of loans, which increased by $20.5 million from $10.5 million for the six months ended December 31, 2019 due to the introduction of new third-party loan buyers and improved loan sale economics on existing relationships since the second quarter of the prior year; and amortization of premiums and discounts, which increased by $18.3 million or 138% due to increased amortization of discounts related to loans purchased from our originating bank partners at a price above fair market value. Additionally, during the six months ended December 31, 2020, we recognized a gain of $30.1 million resulting from the conversion of the convertible notes into shares of Series G-1 redeemable convertible preferred stock in September 2020. This gain represented the difference between the carrying value of the debt at the time of extinguishment and the allocated proceeds. We also incurred $31.3 million of amortization expense associated with our Shopify Inc. commercial agreement. None of these non-cash charges were earned or incurred during the three and six months ended December 31, 2019.
Our net cash inflows resulting from changes in operating assets and liabilities increased to $8.5 million for the six months ended December 31, 2020 compared to cash inflows of $4.9 million for the six months ended December 31, 2019. This shift was primarily due to increases to Accounts payable and Accrued expenses and other liabilities associated with increased operating expenses, including legal and professional fees related to our IPO as well as consumer marketing expenses associated with our holiday brand activation campaigns. This was partially offset by increases in Other assets as a result of the recognition of our Shopify Inc. commercial agreement asset, which had a balance of $36.3 million at December 31, 2020.
Investing Activities
Cash used in investing activities for the six months ended December 31, 2020 was $906.7 million, an increase of $633.9 million from $272.8 million for the six months ended December 31, 2019. The main driver of this was $2,582.7 million of purchases of loans, representing an increase of $1,242.9 million or 93% compared to the second quarter of the prior year, due partly to continued growth in GMV but also due to the establishment of two new securitization trusts during the period in which we purchased loans and contributed approximately $991.7 million of loan receivables to the trusts, rather than selling to third-party loan buyers which would be classified as an operating activity on the statement of cash flows. Additionally, we recognized an asset in connection with the cash payment of $113.6 million placed in escrow on December 31, 2020 for the closing of the PayBright acquisition. These cash outflows were partially offset by $1,700.8 million of repayments of loans, representing an increase of $757.3 million, or 80%, compared to the second quarter of the prior year, due to a higher average balance of loans held for investment and generally increasing credit quality of the portfolio.
Financing Activities
Cash provided by financing activities for the six months ended December 31, 2020 was $1,265.3 million, an increase of $1,060.9 million from $204.5 million during the six months ended December 31, 2019. A main driver of this was the issuances of Series G redeemable convertible preferred stock in September 2020 and October 2020 resulting in a net cash inflow of $434.5 million, net of issuance costs. Additionally, the issuance of notes by our newly formed securitization trusts during the six months ended December 31, 2020 resulted in net cash inflows of $826.1 million, net of in-period principal repayments. Both of these cash inflows represented new financing activities compared to the six months ended December 31, 2019 but were partially offset by $11.1 million of net cash outflows from funding debt as principal repayments on debt exceeded proceeds from draws on these revolving credit facilities. This net cash outflow from funding debt was in contrast to a net cash inflow from funding debt of

$230.2 million during the six months ended December 31, 2019. The shift between periods is largely due to the availability of new funding sources in our securitization trusts.
Liquidity and Capital Risks and Requirements

There are numerous risks to our financial results, liquidity, capital raising, and debt refinancing plans, some of which may not be quantified in our current liquidity forecasts. The principal factors that could impact our liquidity and capital needs are customer delinquencies and defaults, a prolonged inability to adequately access capital market funding, declines in loan purchases and therefore revenue, fluctuations in our financial performance, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the introduction of new and enhanced products, and the continuing market adoption of our platform. We intend to support our liquidity and capital position by pursuing diversified debt financings (including new securitizations and revolving debt facilities) and extending existing secured revolving facilities to provide committed liquidity in case of prolonged market fluctuations.
We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. Additionally, as a result of any of these actions, we may be subject to restrictions and covenants in the agreements governing these transactions that may place limitations on us, and we may be required to pledge additional collateral as security. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition. It is also possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.
Concentrations of Revenue
For the three and six months ended December 31, 2019, approximately 28% and 22% of total revenue was driven by one merchant partner, Peloton Interactive, Inc. ("Peloton"). For the three and six months ended December 31, 2020, approximately 24% and 27% of total revenue was driven by Peloton. We believe we have a strong relationship with Peloton and, in September 2020, we entered into a renewed merchant agreement with Peloton with an initial three-year term ending in September 2023, which automatically renews for additional and successive one-year terms until terminated. While we believe our growth will facilitate both revenue growth and merchant diversification as we continue to integrate with a wide range of merchants, our revenue concentration may cause our financial performance to fluctuate significantly from period to period based on the revenue from such merchant partner.
Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Funding debt	$813,457	$—	$164,892	$511,498	$137,067
Notes issued by securitization trusts	824,457	—	—	824,457	—
Operating lease commitments(1)	94,611	6,609	29,405	33,082	25,515
Purchase commitments(2)	97,246	13,913	83,333	—	—
Total	$1,829,771	$20,522	$277,630	$1,369,037	$162,582
(1)Consists of payment obligations under our office leases.

(2)In May 2020, we entered into an addendum to our agreement with our cloud computing web services provider which included annual spending commitments, as further described below.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
In February 2012, we entered into an agreement with a third-party cloud computing web services provider for our cloud computing and hosting services. In May 2020, we entered into an addendum to our agreement with our cloud computing web services provider which included annual spending commitments for the period between May 2020 and April 2023 with an aggregate committed spend of $120.0 million during such period. Our agreement with our cloud computing web services provider will continue indefinitely until terminated by either party. Our cloud-computing web services provider may terminate the customer agreement for convenience with 30 days prior written notice and may, in some cases, terminate the agreement immediately for cause upon notice. If we fail to meet the minimum purchase commitment during any year, we may be required to pay the difference. We pay our cloud-computing web services provider monthly, and we may pay more than the minimum purchase commitment to our cloud-computing web services provider based on usage.
Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our interim condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. U.S. GAAP requires us to make certain estimates and judgments that affect the amounts reported in our interim condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because certain of these accounting policies require significant judgment, our actual results may differ materially from our estimates. To the extent that there are differences between our estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations, and cash flows will be affected.
Our critical accounting policies are described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates" in our final prospectus for our initial public offering dated as of January 12, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on January 14, 2021. There have been no changes to our critical accounting policies and estimates during the three and six months ended December 31, 2020 as compared to those disclosed in our "Management's Discussion and Analysis of Financial Condition and Results of Operations" set forth in the final prospectus. For further information on all of our significant accounting policies, refer to Note 2. Summary of Significant Accounting Policies of the accompanying notes to our consolidated financial statements included in the final prospectus.
Recent Accounting Pronouncements

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period under the JOBS Act until the earlier of the date we (i) are no longer an emerging growth company or (ii) affirmatively and irrevocably opt out of the extended transition period provided in the JOBS Act. As a result, our operating results and interim condensed consolidated financial statements may not be comparable to companies who have adopted the new or revised accounting pronouncements. Refer to Note 2. Summary of Significant Accounting Policies within the notes to the interim condensed consolidated financial statements.

In January 2021, Affirm Asset Securitization Trust 2021-A launched an offering of $500.0 million of fixed-rate asset-backed notes. The offering is expected to be completed, and the notes are expected to be issued, in February 2021, subject to the satisfaction of certain conditions. Upon the successful completion of the offering, we may be deemed to have issued more than $1.0 billion in non-convertible debt during the three-year period preceding the date of completion. Accordingly, if the offering is successfully completed, we expect to no longer be an emerging growth company as of the date of completion and expect to thereafter no longer be entitled to take advantage of the exemptions from various reporting requirements applicable to emerging growth companies.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations both within the United States and Canada, and we are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and interest rates. Our market risk exposure is primarily the result of fluctuations in interest rates. Foreign currency exchange rates do not pose a material market risk exposure, as most of our revenue is earned in U.S. dollars.
Interest Rate Risk
Our cash and cash equivalents as of December 31, 2020, were held primarily in checking, money market, and savings accounts. As of December 31, 2020, we had $7.8 million of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Any future borrowings incurred under our credit facilities would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence.
Interest rates may adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates often lead to higher payment obligations by customers of our credit products to us, or to lenders under mortgage, credit card, and other consumer and merchant loans, which may reduce our customers’ ability to remain current on their obligations to us. Therefore, higher interest rates may lead to increased delinquencies, charge-offs, and allowances for loans and interest receivable, which could have an adverse effect on our operating results.
Certain of our funding arrangements bear a variable interest rate. Given the fixed interest rates charged on the loans that we purchase from our originating bank partners, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable. Additionally, certain of our loan sale agreements are repriced on a recurring basis using a mechanism tied to interest rates as well as loan performance. We maintain an interest rate hedging program which eliminates some, but not all, of the interest rate risk. As of December 31, 2020, a hypothetical 10% relative change in interest rates would not have a material impact on our interim condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Because of the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Material Weakness in Internal Control Over Financial Reporting

As previously disclosed in the prospectus for our initial public offering, in connection with the audit of our financial statements for the fiscal year ended June 30, 2020, we and our independent registered public accounting firm identified certain control deficiencies in the design and implementation of our internal control over financial reporting that in the aggregate constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our evaluation was based on the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control — Integrated Framework (2013). The material weakness relates to our general information technology controls, including design and implementation of access and change management controls. This material weakness means that it is possible that our business process controls that depend on the affected information technology systems, or that depend on data or financial reports generated from the affected information technology systems, could be adversely affected. Key components of the COSO framework have not been fully implemented, including control and monitoring activities, and information and communication relating to: (i) selecting and developing general control activities over technology to support the achievement of objectives; (ii) selecting, developing, and performing ongoing and/or separate evaluations to ascertain whether the components of internal control are present and functioning; and (iii) generating and using relevant, quality information to support the functioning of internal control.

Remediation Efforts on Previously Identified Material Weakness

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively, in addition to implementing new monitoring controls. The remediation actions include: (i) hiring additional employees with experience in the information technology and internal control areas of the Company; (ii) engaging a third-party to perform general ledger provisioning and de-provisioning and assisting in determining user access roles; (iii) performing a segregation of duties assessment and redesigning and implementing roles in the information technology systems impacted; (iv) developing a formal process and controls around user access reviews, including the procedures, frequency and evidence required; (v) designing and implementing controls and reviews related to change management; and (vi) implementing new monitoring controls to help mitigate the risk that general information technology controls do not operate effectively.

While we believe that the efforts taken to date and those planned for implementation will improve the effectiveness of our internal control over financial reporting, these remediation efforts are ongoing and will require a sufficient period of time to operate for management to be able to conclude through testing that such controls are operating effectively. We may conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional evaluation and implementation time.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, no matter how well designed and operated, can only provide reasonable, not absolute assurance that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but cannot assure you that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

From time to time, we are subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these matters cannot be predicted with certainty, we do not believe that the outcome of any of these matters, individually or in the aggregate, will have a material adverse effect on our consolidated financial condition, results of operations, or cash flows.

Item 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q before deciding whether to invest in shares of our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risk Factor Summary
The risks and uncertainties to which our business is subject, include, but are not limited to, the following:

•If we are unable to attract additional merchants and retain and grow our relationships with our existing merchant partners, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

◦If we are unable to attract new consumers and retain and grow our relationships with our existing consumers, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

•A large percentage of our revenue is concentrated with a single merchant partner, and the loss of this merchant partner or any other significant merchant relationships would materially and adversely affect our business, results of operations, financial condition, and future prospects.

•We operate in a highly competitive industry, and our inability to compete successfully would materially and adversely affect our business, results of operations, financial condition, and future prospects.

•Our agreement with one of our originating bank partners, Cross River Bank, which has originated the substantial majority of loans facilitated through our platform to date, is non-exclusive, short-term in duration and subject to termination by Cross River Bank upon the occurrence of certain events, including our failure to comply with applicable regulatory requirements. If that agreement is terminated, and we are unable to replace the commitments of Cross River Bank, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

•We rely on a variety of funding sources to support our network. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could have a material adverse effect on our business, results of operations, financial condition, cash flows, and future prospects.

•The success of our business depends on our ability to work with an originating bank partner to enable effective underwriting of loans facilitated through our platform and accurately price credit risk.

•If loans facilitated through our platform do not perform, or significantly underperform, we may incur financial losses on the loans we purchase and we hold on our balance sheet, or lose the confidence of our funding sources.

•We may not be able to sustain our revenue growth rate, or our growth rate of related key operating metrics, in the future.

•The loss of the services of our Founder and Chief Executive Officer could materially and adversely affect our business, results of operations, financial condition, and future prospects.

•Our long term mission to deliver simple, transparent, and fair financial products may conflict with the short term interests of our stockholders.

•We have a history of operating losses and may not achieve or sustain profitability in the future.

•Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

•Any significant disruption in, or errors in, service on our platform or relating to vendors, including events beyond our control, could prevent us from processing transactions on our platform or posting payments and have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

•Litigation, regulatory actions and compliance issues could subject us to fines, penalties, judgments, remediation costs, and requirements resulting in increased expenses.

•Our revenue is impacted, to a significant extent, by the general economy and the financial performance of our merchants.

•If our collection efforts on delinquent loans are ineffective or unsuccessful, the performance of the loans would be adversely affected.

•Our ability to protect our confidential, proprietary or sensitive information, including the confidential information of consumers on our platform, may be adversely affected by cyber-attacks, employee or other internal misconduct, computer viruses, physical or electronic break-ins or similar disruptions.

•Our business is subject to extensive regulation, examination, and oversight in a variety of areas, all of which are subject to change and uncertain interpretation. Changing federal, state and local laws, as well as changing regulatory enforcement policies and priorities, including changes that may result from changes in the political landscape, may negatively impact our business, results of operations, financial condition, and future prospects.

•If our originating bank partner model is successfully challenged or deemed impermissible, we could be found to be in violation of licensing, interest rate limit, lending, or brokering laws and face penalties, fines, litigation, or regulatory enforcement.

•The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who hold shares of our Class B common stock, including our executive officers, employees and directors and their affiliates. This may limit or preclude your ability to influence corporate matters.

For a more complete discussion of the material risks facing our business, see below.

Risks Related to Our Business and Industry

If we are unable to attract additional merchants and retain and grow our relationships with our existing merchant partners, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

Our continued success is dependent on our ability to expand our merchant base and to grow our merchants’ revenue on our platform. We derive revenue primarily from merchant network fees earned from our merchant partners. The network fees are generally charged as a percentage of the transaction volume on our platform. In addition, as more merchants are integrated into our network, there are more reasons for consumers to shop with us.

If we are not able to attract additional merchants and to expand revenue and volume of transactions from existing merchants, we will not be able to continue to attract consumers or grow our business. Our ability to retain and grow our relationships with our merchant partners depends on the willingness of merchants to partner with us. The attractiveness of our platform to merchants depends upon, among other things: the size of our consumer base; our brand and reputation; the amount of merchant fees that we charge; our ability to sustain our value proposition to merchants for customer acquisition by demonstrating higher conversion at checkout and increased AOV; the attractiveness to merchants of our technology and data-driven platform; services and products offered by competitors; and our ability to perform under, and maintain, our merchant agreements. Our agreements with our merchant partners have terms that range from approximately 12 months to 36 months, and our merchants can generally terminate these agreements without cause upon 30 to 90 days’ prior written notice, although loans facilitated through our platform that are disbursed through single-use virtual cards do not involve a merchant partnership relationship. The termination of one or more of our merchant agreements would result in a reduction in transaction volume and merchant network revenue. In addition, having a diversified mix of merchant partners is important to mitigate risk associated with changing consumer spending behavior, economic conditions and other factors that may affect a particular type of merchant or industry. For example, following the onset of the COVID-19 pandemic, our revenue from merchant partners in the travel, hospitality, and entertainment industries declined, but we saw a significant increase in revenue from merchant partners offering home fitness equipment, home office products, and home furnishings, though we may see potential downswing in these categories if the trends we have seen thus far in the COVID-19 pandemic reverse. If we fail to retain any of our larger merchant partners or a substantial number of our smaller merchant partners, if we do not acquire new merchant partners, if we do not continually expand revenue and volume from the merchants on our platform, or if we do not attract and retain a diverse mix of merchant partners, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

If we are unable to attract new consumers and retain and grow our relationships with our existing consumers, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

Our success depends on our ability to generate repeat use and increased transaction volume from existing consumers and to attract new consumers to our platform. We generate revenue when consumers pay with Affirm at checkout. If we are not able to continue to grow our base of consumers, we will not be able to continue to grow our merchant network or our business. Our ability to retain and grow our relationships with consumers depends on the willingness of consumers to use our platform and products. The attractiveness of our platform to consumers depends upon, among other things: the number and variety of merchants and the mix of products available through our platform; our brand and reputation; consumer experience and satisfaction; consumer trust and perception of our solutions; technological innovation; and services and products offered by competitors. If we fail to retain our relationship with existing consumers, if we do not attract new consumers to our platform and products, or if we do not continually expand usage and volume from consumers on our platform, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

If we fail to maintain a consistently high level of consumer satisfaction and trust in our brand, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

Offering a better way for consumers to pay is critical to our success. If consumers do not trust our brand or have a positive experience, they will not use our platform. If consumers do not use our platform, we cannot attract or retain merchants. As a result, we have invested heavily in both technology and our support team. If we are unable to maintain a consistently high level of positive consumer experience, we will lose existing consumers and merchants. In addition, our ability to attract new consumers and merchants is highly dependent on our reputation and on positive recommendations from our existing consumers and merchants. Any failure to maintain a consistently high level of customer service, or a market perception that we do not maintain high-quality customer service, would adversely affect our reputation and the number of positive consumer and merchant referrals that we receive. As a result, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

A large percentage of our revenue is concentrated with a single merchant partner, and the loss of this merchant partner or any other significant merchant relationships would materially and adversely affect our business, results of operations, financial condition, and future prospects.

Our top merchant partner, Peloton, represented approximately 24% and 27% of our total revenue for the three and six months ended December 31, 2020, respectively, and approximately 28% and 22% of our total revenue for the three and six months ended December 31, 2019, respectively. Our top ten merchants in the aggregate represented approximately 30% and 33% of our total revenue for the three and six months ended December 31, 2020, respectively, and approximately 34% and 29% of our total revenue for the three and six months ended December 31, 2019, respectively. The concentration of a significant portion of our business and transaction volume with a limited number of merchants, or type of merchant or industry, exposes us disproportionately to any of those merchants choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance of those merchants or industry or to any events, circumstances, or risks affecting such merchants or industry. For example, the significance of Peloton in our portfolio has increased as a result of consumer spending trends on home fitness equipment, and there can be no assurance that such trends will continue or that the levels of total revenue and merchant network revenue that we generate from Peloton will continue. The loss of Peloton as a merchant partner, or the loss of any other significant merchant relationships, would materially and adversely affect our business, results of operations, financial condition, and future prospects.

In addition, a material modification in the financial operations of any significant merchant partner could affect the results of our operations, financial condition, and future prospects. For example, the timing of our revenue recognition is tied to when a merchant captures payment and confirms a transaction financed through our platform, which we refer to as the merchant capture date. If a merchant recognizes the payment collection and confirms the transaction later in their transaction process, we expect that this change would delay the merchant capture date, which would delay our recognition of GMV and revenue related to that merchant’s transactions by a corresponding amount. Such a delay would adversely affect the GMV and revenue that we recognize from such merchant’s transactions in the quarterly period of such change, as the merchant capture date for a portion of such transactions would shift to a subsequent quarterly period. The implementation of such a change began with respect to Peloton in December 2020. This change will delay the merchant capture dates of certain Peloton transactions, which will correspondingly delay the GMV and revenue related to these transactions. This implementation in December 2020 will negatively impact our results of operations, primarily in our third fiscal quarter ending March 31, 2021.

We may not be able to sustain our revenue growth rate, or our growth rate of related key operating metrics, in the future.

Although our revenue has increased in recent periods, there can be no assurances that revenue will continue to grow, and we expect our revenue growth rate to decline in future periods. In addition, we have grown our GMV by approximately 55% period-over-period compared to the three months ended December 31, 2019 and 61% period-over-period compared to the six months ended December 31, 2019, and there can be no assurance that we will maintain our GMV growth rate in future periods. Many factors may contribute to declines in our revenue and GMV growth rates, including increased competition, slowing demand for our products from existing and new consumers, transaction volume and mix (particularly with our significant merchant partners), lower sales by our merchants (particularly those with whom we have significant relationships), general economic conditions, a failure by us to continue capitalizing on growth opportunities, changes in the regulatory environment and the maturation of our business, among others. The revenue or key operating metrics for any prior quarterly or annual period should not be relied on as an indication of our future performance. If our revenue growth rate declines, our business, financial condition, and results of operations would be adversely affected.

We operate in a highly competitive industry, and our inability to compete successfully would materially and adversely affect our business, results of operations, financial condition, and future prospects.

We operate in a highly competitive and dynamic industry. Our technology platform faces competition from a variety of players, including those who enable transactions and commerce via digital payments. Our primary competition consists of: legacy payment methods, such as credit and debit cards, including those provided by card issuing banks such as Synchrony, J.P. Morgan Chase, Citibank, Bank of America, Capital One, and American Express; technology solutions provided by payment companies such as Visa and MasterCard; mobile wallets such as PayPal; and other pay-over-time solutions offered by companies such as Afterpay and Klarna, as well as new pay-over-time offerings by legacy financial and payments companies, including those mentioned above. We expect competition to intensify in the future, both as emerging technologies continue to enter the marketplace and as large financial incumbents increasingly seek to innovate the services that they offer to compete with our platform. Technological advances and the continued growth of e-commerce activities have increased consumers’ accessibility to products and services and led to the expansion of competition in digital payment options such as pay-over-time solutions. We face competition in areas such as: flexibility on payment options; duration, simplicity, and transparency of payment terms; reliability and speed in processing applications; underwriting effectiveness; compliance and security; promotional offerings; fees; approval rates; ease-of-use; marketing expertise; service levels; products and services; technological capabilities and integration; customer service; brand and reputation; and consumer and merchant satisfaction.

Some of our competitors, particularly the credit issuing banks set forth above, are substantially larger than we are, which gives those competitors advantages we do not have, such as a more diversified products, a broader consumer and merchant base, the ability to reach more consumers, the ability to cross sell their products, operational efficiencies, the ability to cross-subsidize their offerings through their other business lines, more versatile technology platforms, broad-based local distribution capabilities, and lower-cost funding. In addition, because many of our competitors are large financial institutions that fund themselves through low-cost insured deposits and continue to own the loans that they originate, they have certain revenue and funding opportunities not available to us. Our potential competitors may also have longer operating histories, more extensive and broader consumer and merchant relationships, and greater brand recognition and brand loyalty than we have. For example, more established companies that possess large, existing consumer and merchant bases, substantial financial resources, and established distribution channels could enter the market.

Increased competition could result in the need for us to alter the pricing we offer to merchants or consumers. If we are unable to successfully compete, the demand for our platform and products could stagnate or substantially decline, and we could fail to retain or grow the number of consumers or merchants using our platform, which would reduce the attractiveness of our platform to other consumers and merchants, and which would materially and adversely affect our business, results of operations, financial condition, and future prospects.

Our agreement with one of our originating bank partners, Cross River Bank, which has originated the substantial majority of loans facilitated through our platform to date, is non-exclusive, short-term in duration and subject to termination by Cross River Bank upon the occurrence of certain events, including our failure to comply with applicable regulatory requirements. If that agreement is terminated, and we are unable to replace the commitments of Cross River Bank, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

We rely on Cross River Bank to originate a substantial majority of the loans facilitated through our platform and to comply with various federal, state, and other laws. Cross River Bank handles a variety of consumer and commercial financing programs. The Cross River Bank loan program agreements have initial three-year terms ending in November 2023, which automatically renew twice for successive one-year terms unless either party provides notice of non-renewal to the other party at least 90 days prior to the end of any such term. In addition, upon the occurrence of certain early termination events, either we or Cross River Bank may terminate the loan program agreements immediately upon written notice to the other party. Our Cross River Bank loan program agreements do not prohibit Cross River Bank from working with our competitors or from offering competing services, and Cross River Bank currently offers loan programs through other competing platforms. Cross River Bank could decide not to work with us for any reason, could make working with us cost-prohibitive, or could decide to enter into an exclusive or more favorable relationship with one or more of our competitors. In addition, Cross River Bank may not perform as expected under our loan program agreements. We could in the future have disagreements or disputes with Cross River Bank, which could negatively impact or threaten our relationship with other originating banks with whom we may seek to partner.

Cross River Bank is subject to oversight by the FDIC and the State of New Jersey Department of Banking and Insurance and must comply with applicable rules and regulations and examination requirements, including requirements to maintain a certain amount of regulatory capital relative to its outstanding loans. Cross River Bank has been subject to adverse regulatory orders. While such orders were unrelated to, and had no impact on, the loans Cross River Bank originates through our platform, any future adverse orders or regulatory enforcement actions, even if unrelated to our platform, could impose restrictions on Cross River Bank’s ability to continue to originate consumer loans through our platform. We are a service provider to Cross River Bank, and as such, we are subject to audit by Cross River Bank in accordance with FDIC guidance related to management of vendors. We are also subject to the examination and enforcement authority of the FDIC under the Bank Service Company Act.

If Cross River Bank were to suspend, limit, or cease its operations, or if our relationship with Cross River Bank were to otherwise terminate for any reason (including, but not limited to, its failure to comply with regulatory actions), we would need to implement a substantially similar arrangement with another bank, obtain additional state licenses, or curtail our operations. If we need to enter into alternative arrangements with a different bank to replace our existing arrangements, we may not be able to negotiate a comparable alternative arrangement in a timely manner or at all. While we recently entered into an origination program agreement with Celtic Bank, a Utah state-chartered industrial bank whose deposits are insured by the FDIC, Celtic Bank is not yet able, and may never be able, to provide meaningful originating bank partner services. In addition, transitioning loan originations to a new bank is untested and may result in delays in the issuance of loans or, if our platform becomes inoperable, may result in the inability to facilitate loans through our platform. If we are unable to enter into an alternative arrangement with different banks to fully replace or supplement our relationship with Cross River Bank, we would potentially need to obtain additional state licenses to enable us to originate loans directly, as well as comply with other state and federal laws, which would be costly and time consuming, and there can be no assurances that any such licenses could be obtained in a timely manner or at all. In the event that our relationship with Cross River Bank were terminated, and we were not able to replace it with another originating bank in a timely manner, on comparable or more favorable terms, or at all, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

We rely on a variety of funding sources to support our network. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could have a material adverse effect on our business, results of operations, financial condition, cash flows, and future prospects.

Our high-velocity, capital efficient funding model is integral to the success of our commerce platform. To support this model and the growth of our business, we must maintain a variety of funding arrangements, including warehouse facilities, securitization trusts, and forward flow arrangements with a diverse set of funding sources. If we are unable to maintain access to, or to expand, our network and diversity of funding arrangements, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

We cannot guarantee that these funding arrangements will continue to be available on favorable terms or at all, and our funding strategy may change over time and depends on the availability of such funding arrangements. For example, disruptions in the credit markets or other factors, including the continued impact of the COVID-19 pandemic, could adversely affect the availability, diversity, cost, and terms of our funding arrangements. The broad impact of COVID-19 on the financial markets has created uncertainty and volatility in many funding markets and with many funding sources. In addition, our funding sources may reassess their exposure to our industry and either curtail access to uncommitted financing capacity, fail to renew or extend facilities, or impose higher costs to access our funding.

In addition, there can be no assurances that we would be able to extend or replace our existing funding arrangements at maturity, on reasonable terms or at all. Our debt financing and loan sale forward flow facilities are generally short-term in nature, with term lengths ranging between one to three years, during which we have access to committed capital pursuant to such facilities. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, we would need to secure additional sources of funding or reduce our operations significantly. Further, as the volume of loans facilitated through our platform increases, we may require the expansion of our funding capacity under our existing funding arrangements or the addition of new sources of capital. The availability and diversity of our funding arrangements depends on various factors and are subject to numerous risks, many of which are outside of our control.

The agreements governing our funding arrangements require us to comply with certain covenants. A breach of such covenants or other events of default under our funding agreements could result in the reduction or termination of our access to such funding, could increase our cost of such funding or, in some cases, could give our lenders the right to require repayment of the loans prior to their scheduled maturity. Certain of these covenants are tied to our consumer default rates, which may be significantly affected by factors, such as economic downturns or general economic conditions, that are beyond our control and beyond the control of individual consumers. In particular, loss rates on consumer loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer and business confidence, commercial real estate values, the value of the U.S. dollar, energy prices, changes in consumer and business spending, the number of personal bankruptcies, disruptions in the credit markets, the COVID-19 pandemic, and other factors. In addition, our revolving credit facility contains certain covenants and restrictions that limit our and our subsidiaries’ ability to, among other things: incur additional debt; create liens on certain assets; pay dividends on or make distributions in respect of their capital stock or make other restricted payments; consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; and enter into certain transactions with their affiliates. The revolving credit facility also contains certain financial maintenance covenants that require us and our subsidiaries to not exceed a specified leverage ratio as of the last day of each fiscal quarter, to maintain a minimum tangible net worth as of the last day of each fiscal quarter, and to maintain a minimum level of unrestricted cash while any borrowings under the revolving credit facility are outstanding.

In the event of a sudden or unexpected shortage of funds in the financial system, we may not be able to maintain necessary levels of funding without incurring high funding costs, a reduction in the term or size of funding instruments, and/or the liquidation of certain assets. In such a case, if we are unable to arrange new or alternative methods of financing on favorable terms, we would have to reduce our transaction volume, which could have a material adverse effect on our business, results of operations, financial condition, cash flows, and future prospects.

In the future, we may seek to further access the capital markets to obtain capital to finance growth. However, our future access to the capital markets could be restricted due to a variety of factors, including a deterioration of our earnings, cash flows, balance sheet quality, or overall business or industry prospects, adverse regulatory changes, a disruption to or volatility or deterioration in the state of the capital markets, or a negative bias toward our industry by market participants. Due to the negative bias toward our industry, certain financial institutions have restricted access to available financing by participants in our industry, and we may have more limited access to institutional capital than other businesses. Future prevailing capital market conditions and potential disruptions in the capital markets may adversely affect our efforts to arrange additional financing on terms that are satisfactory to us, if at all. If adequate funds are not available, or are not available on acceptable terms, we may not have sufficient liquidity to fund our operations, make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could adversely affect our ability to advance our strategic plans. In addition, if the capital and credit markets experience volatility, and the availability of funds is limited, third parties with whom we do business may incur increased costs or business disruption and this could adversely affect our business relationships with such third parties, which in turn could have a material adverse effect on our business, results of operations, financial condition, cash flows, and future prospects.

The success of our business depends on our ability to work with an originating bank partner to enable effective underwriting of loans facilitated through our platform and accurately price credit risk.

We believe that one of our core competitive advantages, and a core tenet of our platform, is our ability to work with an originating bank partner to use our data-driven risk model to enable the effective underwriting of loans facilitated through our platform and to accurately and effectively price credit risk. Any deterioration in the performance of the loans facilitated through our platform, or unexpected losses on such loans, would materially and adversely affect our business and results of operations. Loan repayment underperformance would impact our interest-related and gain-on-sale income generated from loans we purchase from our originating bank partners, which are underwritten in accordance with the bank’s credit policy. Additionally, incremental charge-offs may affect future credit decisioning, growth of transaction volume, and the amount of provisions for underperforming loans we will need to take.

Traditional lenders rely on credit bureau scores and require large amounts of information to approve a loan. We believe that one of our competitive advantages is the ability of our risk model, deployed in accordance with our originating bank partners’ credit model and its underwriting guidelines when loans are made, to efficiently score and price credit risk within seconds at point-of-sale based on five top-of-mind data inputs. However, these inputs may be inaccurate or may not accurately reflect a consumer’s creditworthiness or credit risk. In addition, our ability to enable the effective underwriting of the loans we originate directly or purchase from our originating bank partners and accurately price credit risk (and, as a result, the performance of such loans) is significantly dependent on the ability of our proprietary, learning-based scoring system, and the underlying data, to quickly and accurately evaluate a customer’s credit profile and risk of default. The information we use in developing the risk model and price risk may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid.

Numerous factors, many of which can be unexpected or beyond our control, can adversely affect a customer’s credit risk and our risks. There may be risks that exist, or that develop in the future, including market risks, economic risks, and other external events, that we have not appropriately anticipated, identified, or mitigated, such as risks from inadequate or failed processes, people or systems, natural disasters, and compliance, reputational, or legal matters, both as they relate directly to us as well as that relate to third parties with whom we contract or otherwise do business. While we continuously update our risk model as new information becomes available to us, any changes to our risk model may be ineffective and the performance of our risk model may decline. Further, our proprietary risk model was built prior to the COVID-19 pandemic, and consequently was not designed to take into account the longer-term impacts of social, economic, and financial disruptions caused by the pandemic. If our risk model does not effectively and accurately model the credit risk of potential loans facilitated through our platform, greater than expected losses may result on such loans and, as a result, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

In addition, if the risk model we use contains errors or is otherwise ineffective, our reputation and relationships with consumers, our funding sources, our originating bank partners, and our merchants could be harmed, we may be subject to liability, and our ability to access our funding sources may be inhibited. Our ability to attract consumers to our platform and to build trust in our platform and products is significantly dependent on our ability to effectively evaluate consumer credit profiles and likelihoods of default. If any of the credit risk or fraud models we use contain programming or other errors or is ineffective or the data provided by consumers or third parties is incorrect or stale, or if we are unable to obtain accurate data from consumers or third parties (such as credit reporting agencies), the loan pricing and approval process through our platform could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans. This could damage our reputation and relationships with consumers, our funding sources, our originating bank partners, and our merchants, which could have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

Additionally, if we make errors in the development, validation, or implementation of any of the models or tools used in connection with the loans facilitated through our platform, and those that we purchase and securitize or sell to investors, those investors may experience higher delinquencies and losses. We may also be subject to liability to those investors if we misrepresented the characteristics of the loans sold because of those errors. Moreover, future performance of the loans facilitated through our platform could differ from past experience because of macroeconomic factors, policy actions by regulators, lending by other institutions, or reliability of data used in the underwriting process. To the extent that past experience has influenced the development of our risk model and proves to be inconsistent with future events, delinquency rates and losses on loans could increase. Errors in our models or tools and an inability to effectively forecast loss rates could also inhibit our ability to sell loans to investors or draw down on our funding arrangements, which could limit our ability to purchase (or directly originate) new loans and could have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

If loans facilitated through our platform do not perform, or significantly underperform, we may incur financial losses on the loans we purchase and we hold on our balance sheet, or lose the confidence of our funding sources.

For certain loans facilitated through our platform that we purchase from our originating bank partners, we hold the loan receivables for investment on our balance sheet. We bear the entire credit risk in the event that these consumers default with respect to these loan receivables. In addition, non-performance, or even significant underperformance, of the loan receivables that we own could have an adverse effect on our business.

Additionally, our funding model relies on a variety of funding arrangements, including warehouse facilities, securitization trusts, and forward flow arrangements with a variety of funding sources. Any significant underperformance of the loans facilitated through our platform may adversely impact our relationship with such funding sources and result in their loss of confidence in us, which could lead to the termination of our existing funding arrangements, which would have a material adverse effect on our business, results of operations, financial condition, and future prospects.

The loss of the services of our Founder and Chief Executive Officer could materially and adversely affect our business, results of operations, financial condition, and future prospects.

Max Levchin, our Founder and Chief Executive Officer, is a valuable asset to us. Mr. Levchin has significant experience in the financial technology industry and would be difficult to replace. Competition for senior executives in our industry is intense, and we may not be able to attract and retain qualified personnel to replace or succeed Mr. Levchin. Failure to retain Mr. Levchin would have a material adverse effect on our business, results of operations, financial condition, and future prospects.

Our business depends on our ability to attract and retain highly skilled employees.

Our future success depends on our ability to identify, hire, develop, motivate, and retain highly qualified personnel for all areas of our organization, in particular, a highly experienced sales force, data scientists, and engineers. Competition for these types of highly skilled employees, particularly in the San Francisco Bay Area, is extremely intense. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop, and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to maintain and build our highly experienced sales force, or are unable to continue to attract experienced engineering and technology personnel, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

Our results depend on more prominent presentation, integration, and support of our platform by our merchants.

We depend on our merchants, which generally accept most major credit cards and other forms of payment, to present our platform as a payment option and to integrate our platform into their website or in their store, such as by prominently featuring our platform on their websites or in their stores and not just as an option at website checkout. We do not have any recourse against merchants when they do not prominently present our platform as a payment option. The failure by our merchants to effectively present, integrate, and support our platform would have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

If we fail to promote, protect, and maintain our brand in a cost-effective manner, we may lose market share and our revenue may decrease.

We believe that developing, protecting, and maintaining awareness of our brand in a cost-effective manner is critical to attracting new and retaining existing merchants and consumers to our platform. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and the experience of merchants and consumers. Our efforts to build our brand have involved significant expense, and we expect to increase our marketing spend in the near term. These brand promotion activities may not result in increased revenue and, even if they do, any increases may not offset the expenses incurred. Additionally, the successful protection and maintenance of our brand will depend on our ability to obtain, maintain, protect, and enforce trademark and other intellectual property protection for our brand. If we fail to successfully promote, protect, and maintain our brand or if we incur substantial expenses in an unsuccessful attempt to promote, protect, and maintain our brand, we may lose our existing merchants and consumers to our competitors or be unable to attract new merchants and consumers. Any such loss of existing merchants or consumers, or inability to attract new merchants or consumers, would have an adverse effect on our business and results of operations.

We have a history of operating losses and may not achieve or sustain profitability in the future.

We incurred net losses of approximately $31.6 million and $46.8 million for the three and six months ended December 31, 2020, respectively, and $31.0 million and $61.8 million for the three and six months ended December 31, 2019, respectively. As of June 30, 2020 and December 31, 2020, our accumulated deficit was approximately $447.2 million and $494.0 million, respectively. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract consumers, merchants, funding sources, and additional originating bank partners, and further enhance and develop our products and platform. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of PayBright. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We expect to incur additional net losses in the future and may not achieve or maintain profitability on a quarterly or annual basis.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results, including revenue, expenses, GMV, consumer metrics, and other key metrics, have fluctuated significantly in the past and are likely to do so in the future. Accordingly, the results for any one quarter are not necessarily an indication of future performance. Our quarterly results are likely to fluctuate due to a variety of factors, some of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may adversely affect the price of our Class A common stock. In addition, many of the factors that affect our quarterly results are difficult for us to predict. If our revenue, expenses, or key metrics in future quarters fall short of the expectations of our investors and financial analysts, the price of our Class A common stock will be adversely affected.

The mix of products that our merchants offer and our consumers purchase in any period affects our operating results. The mix over any period of time impacts GMV, and margin profile of our results for that period. Differences in product mix relate to different durations, APR mix, and varying proportion of 0% APR versus interest-bearing financings. For example, 0% APR loans that are facilitated through our platform are typically associated with higher merchant network revenue, but do not result in any interest income revenue. These mix shifts are primarily driven by merchant-side activity relating to the marketing of their products, whether the merchant is fully integrated within our network, and general economic conditions affecting consumers’ demand. To the extent that our loan product mix changes to include fewer 0% APR loans that are characterized by higher merchant network revenue, or more shorter-duration, low AOV loans (for example, through our Split Pay offering), our operating results will be impacted. Other factors that may cause fluctuations in our quarterly results include:

•our ability to retain and attract new merchants, consumers, and funding sources and maintain existing relationships;

•transaction volume, merchandise volume, and mix;
•rates of repeat transaction and fluctuations in usage of our platform, including seasonality;
•loan volume and mix;
•changes to the merchant discount rates that we charge to our merchant partners;
•the amount and timing of our expenses related to acquiring merchants, consumers, and funding sources and the maintenance and expansion of our business, operations, and infrastructure;
•changes to our relationships with our merchant partners;
•changes in interest rates;
•general economic, industry, and market conditions, including the COVID-19 pandemic;
•actual or anticipated changes in loan performance and provision for credit losses;
•losses on loan purchase commitments;
•our emphasis on merchant and consumer experience instead of near-term growth;
•the availability, cost, and other terms of funding sources, including funding commitments;
•competitive dynamics in the industry in which we operate;
•the amount and timing of stock-based compensation expenses;
•network outages, cyber-attacks, or other actual or perceived security breaches or data privacy violations;
•changes in laws and regulations that impact our business;
•the cost of and potential outcomes of potential claims or litigation; and
•the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired technologies or businesses.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our revenues.

We experience seasonality as a result of consumer spending patterns. Historically, our revenues have been strongest during the second quarter of our fiscal year as a result of higher commerce trends during the holiday retail season. Additionally, revenues associated with the purchase of home fitness equipment historically have been strongest in the third quarter of our fiscal year. Adverse events that occur during these months could have a disproportionate effect on our business, results of operations, financial condition, and future prospects.

The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies.

Our solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products is complex, and we build our own technology, using the latest in artificial intelligence and machine learning (“AI/ML”), cloud-based technologies, and other tools to differentiate our products and technologies. In addition, our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. We operate in an industry experiencing rapid technological change and frequent product introductions. We may not be able to make technological improvements as quickly as demanded by our consumers and merchants, which could harm our ability to attract consumers and merchants. In addition, we may not be able to effectively implement new technology-driven products and services as quickly as competitors or be successful in marketing these products and services to consumers and merchants. If we are unable to successfully and timely innovate and continue to deliver a superior merchant and consumer experience, the demand for our products and technologies may decrease and our growth, business, results of operations, financial condition, and future prospects could be materially and adversely affected.

Further, we use AI/ML in many aspects of our business, including fraud, credit risk analysis, and product personalization. The AI/ML models that we use are trained using various data sets. If the AI/ML models are incorrectly designed, the data we use to train them is incomplete, inadequate, or biased in some way, or we do not have sufficient rights to use the data on which our AI/ML models rely, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws, third-party privacy, or other rights, or contracts to which we are a party. For instance, in 2017 a discrepancy between a data signal used in the AI/ML model training data set and in our online decisioning environment for our risk model resulted in the risk model making incorrect decisions in certain specific cases. While the effect of this discrepancy was small and we are continuously taking steps to prevent any errors in the future, errors may arise in the future.

Our failure to accurately predict the demand or growth of our new products and technologies also could have a material and adverse effect on our business, results of operations, financial condition, and future prospects. New products and technologies are inherently risky, due to, among other things, risks associated with: the product or technology not working, or not working as expected; consumer and merchant acceptance; technological outages or failures; and the failure to meet consumer and merchant expectations. As a result of these risks, we could experience increased claims, reputational damage, or other adverse effects, which could be material. The profile of potential consumers using our new products and technologies also may not be as attractive as the profile of the consumers that we currently serve, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Additionally, we can provide no assurance that we will be able to develop, commercially market, and achieve acceptance of our new products and technologies. In addition, our investment of resources to develop new products and technologies and make changes or updates to our platform may either be insufficient or result in expenses that exceed the revenue actually generated from these new products. Failure to accurately predict demand or growth with respect to our new products and technologies could have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

Negative publicity about us or our industry could adversely affect our business, results of operations, financial condition, and future prospects.

Negative publicity about us or our industry, including the transparency, fairness, user experience, quality, and reliability of our platform or point-of-sale lending platforms in general, effectiveness of our risk model, our ability to effectively manage and resolve complaints, our privacy and security practices, litigation, regulatory activity, misconduct by our employees, funding sources, originating bank partners, service providers, or others in our industry, the experience of consumers and investors with our platform or services or point-of-sale lending platforms in general, or use of loan proceeds by consumers that have obtained loans facilitated through our platform or other point-of-sale lending platforms for illegal purposes, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our platform, which could harm our reputation and cause disruptions to our platform. Any such reputational harm could further affect the behavior of consumers, including their willingness to obtain loans facilitated through our platform or to make payments on their loans. As a result, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.
If our merchants fail to fulfill their obligations to consumers or comply with applicable law, we may incur remediation costs.

Although our merchants are obligated to fulfill their contractual commitments to consumers and to comply with applicable law, including in marketing our products, from time to time, they might not, or a consumer might allege that they did not. This, in turn, can result in claims or defenses against our originating bank partners and us, or a loan purchaser, or in loans being uncollectible due to the Federal Trade Commission’s Holder in Due Course Rule (“Holder Rule”), or equivalent state laws. The Holder Rule requires the inclusion of a specific notice in consumer credit contracts evidencing debts arising from purchase money loan transactions. The notice provides that the holder of the consumer credit contract is subject to all claims and defenses which the debtor could assert against the seller of goods or services obtained with the proceeds of the consumer credit contract. In those cases, we may decide that it is beneficial to remediate the situation, either through assisting the consumers to get a refund, working with our originating bank partners to modify the terms of the loan or reducing the amount due, making a payment to the consumer, or otherwise. Historically, the cost of remediation has not been material to our business, but we make no assurance that it will not be in the future.

Our vendor relationships subject us to a variety of risks, and the failure of third parties to comply with legal or regulatory requirements or to provide various services that are important to our operations could have an adverse effect on our business, results of operations, financial condition, and future prospects.

We have significant vendors that, among other things, provide us with financial, technology, and other services to support our products and other activities, including, for example, credit ratings and reporting, cloud-based data storage and other IT solutions, and payment processing. The Consumer Financial Protection Bureau (“CFPB”) has issued guidance stating that institutions under its supervision may be held responsible for the actions of the companies with which they contract. Accordingly, we could be adversely impacted to the extent our vendors fail to comply with the legal requirements applicable to the particular products or services being offered.

In some cases, vendors are the sole source, or one of a limited number of sources, of the services they provide to us. For example, we are solely reliant on our agreement with our cloud computing web services provider for the provision of cloud infrastructure services to support our platform. Most of our vendor agreements are terminable by the vendor on little or no notice, and if our current vendors were to terminate their agreements with us or otherwise stop providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms (or at all). If any vendor fails to provide the services we require, fails to meet contractual requirements (including compliance with applicable laws and regulations), fails to maintain adequate data privacy controls and electronic security systems, or suffers a cyber-attack or other security breach, we could be subject to CFPB, Federal Trade Commission (“FTC”) and other regulatory enforcement actions, claims from third parties, including our consumers, and suffer economic and reputational harm that could have an adverse effect on our business. Further, we may incur significant costs to resolve any such disruptions in service, which could adversely affect our business.

For example, certain installment loans are originated by our originating bank partners and then disbursed to merchants via single-use virtual cards facilitated through our partnership with an issuer processor. This issuer processor issues single-use virtual cards through its issuing bank partner which allow loans facilitated through our platform to be processed over the card network. Such loans facilitated through our platform can be used at merchants where we are not integrated at checkout, allowing consumers to complete purchases with virtual cards just as they would with a standard credit or debit card. In the event that our issuer processor became unable or unwilling to facilitate the disbursements to merchants and we are unable to reach an agreement with another vendor, such loans would no longer be able to be facilitated through our platform.

Litigation, regulatory actions, and compliance issues could subject us to fines, penalties, judgments, remediation costs, and requirements resulting in increased expenses.

Our business is subject to increased risks of litigation and regulatory actions as a result of a number of factors and from various sources, including as a result of the highly regulated nature of the financial services industry and the focus of state and federal enforcement agencies on the financial services industry in general and consumer financial services in particular.

In the ordinary course of business, we have been named as a defendant in various legal actions, including arbitrations and other litigation. From time to time, we may also be involved in, or the subject of, reviews, requests for information, investigations, and proceedings (both formal and informal) by state and federal governmental agencies, including banking regulators, the FTC, and the CFPB, regarding our business activities and our qualifications to conduct our business in certain jurisdictions, which could subject us to fines, penalties, obligations to change our business practices, and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter also could cause harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. Moreover, any settlement, or any consent order or adverse judgment, in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same or similar activities.

In addition, a number of participants in the consumer finance industry have been the subject of putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive, or abusive acts or practices; violations of state licensing and lending laws, including state interest rate limits; actions alleging discrimination on the basis of race, ethnicity, gender, or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. The current regulatory environment, increased regulatory compliance efforts, and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent us from providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have an adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes or under several of the various federal consumer financial services statutes subject to the jurisdiction of the CFPB and FTC may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages in excess of the amounts we earned from the underlying activities.

See “— Risks Related to Our Regulatory Environment.”

We have experienced rapid growth, which may be difficult to sustain and which may place significant demands on our operational, administrative, and financial resources.

Since we launched our platform in 2014 we have experienced significant transaction volume growth. We have grown our GMV by approximately 55% period-over-period compared to the three months ended December 31, 2019 and 61% period-over-period compared to the six months ended December 31, 2019. We have a relatively limited operating history at our current scale, and our growth in recent periods exposes us to increased risks, uncertainties, expenses, and difficulties. If we are unable to maintain at least our current level of operations using cash flow, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.
As a result of our growth, we face significant challenges in:

•increasing the number of consumers with, and the volume of, loans facilitated through our platform;
•maintaining and developing relationships with existing merchants and additional merchants;
•securing commitments from our existing and new originating bank partners to provide loans to customers of our merchants;
•securing funding to maintain our operations and future growth;
•maintaining adequate financial, business, and risk controls;
•implementing new or updated information and financial and risk controls and procedures;
•navigating complex and evolving regulatory and competitive environments;
•attracting, integrating and retaining an appropriate number and technological skill level of qualified employees;
•particularly in the post-COVID-19 environment, training, managing, and appropriately sizing our workforce and other components of our business on a timely and cost-effective basis;
•expanding within existing markets;
•entering into new markets and introducing new solutions;
•continuing to revise our proprietary risk model;
•continuing to develop, maintain, protect, and scale our platform;
•effectively using limited personnel and technology resources; and
•maintaining the security of our platform and the confidentiality of the information (including personally identifiable information) provided and utilized across our platform.
We may not be able to manage our expanding operations effectively, and any failure to do so could adversely affect our ability to generate revenue and control our expenses, and would materially and adversely affect our business, results of operations, financial condition, and future prospects.

Real or perceived inaccuracies in our key operating metrics may harm our reputation and negatively affect our business.

We track certain key operating metrics such as GMV, active consumers and transactions per active consumers with internal systems and tools that are not independently verified by any third party. While the metrics presented in this Quarterly Report on Form 10-Q are based on what we believe to be reasonable assumptions and estimates, our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If the internal systems and tools we use to track these metrics understate or overstate performance or contain algorithmic or other technical errors, the key operating metrics we report may not be accurate. If investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our results of operations and financial condition could be adversely affected.

Changes in market interest rates could have an adverse effect on our business.

Increased interest rates may adversely impact the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of consumers to remain current on their obligations and, therefore, lead to increased delinquencies, defaults, consumer bankruptcies and charge-offs, and decreasing recoveries, all of which could have an adverse effect on our business. Certain of our funding arrangements bear a variable interest rate. Given the fixed interest rates charged on the loans originated on our platform, in the event that variable interest rates rise across the market, our interest margin earned in these funding arrangements would be reduced. Dramatic increases in interest rates may make these forms of funding nonviable. In addition, certain of our loan sale agreements are repriced on a recurring basis using a mechanism tied to interest rates. To reduce our exposure to broad changes in prevailing interest rates, we maintain an interest rate hedging program which eliminates some, but not all, of the interest rate risk.

Borrowings under certain of our funding arrangements bear an interest rate based on certain tenors of the London interbank offered rate (“LIBOR”) plus a credit spread. In July 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that, after 2021, it will stop compelling banks to submit rates for the calculation of LIBOR. Some of our funding arrangements contemplate a mechanism for replacing LIBOR with a new benchmark rate (to be agreed upon by us and each applicable financial counterparty) for debt drawn under the arrangements. This mechanism is triggered in the event that LIBOR is no longer published or otherwise available as a benchmark for establishing interest rates for loans. Since the conditions for the implementation of this mechanism have not yet been triggered, we cannot determine with certainty what such replacement rate would be. As a result, we cannot reasonably predict the potential effect of a discontinuation or replacement of LIBOR, other reforms or the establishment of alternative reference rates on our business. The discontinuation, reform, or replacement of LIBOR could result in interest rate increases on our funding arrangements, which could adversely affect our cash flows and operating results.

In connection with our securitizations, warehouse credit facilities, and forward flow agreements, we make representations and warranties concerning the loans financed pursuant to such agreements. If those representations and warranties are not correct, we could be required to repurchase certain of such loans. Any significant required repurchases would have an adverse effect on our ability to operate and fund our business.

In our asset-backed securitizations, warehouse credit facilities, and forward flow agreements, we make numerous representations and warranties concerning the characteristics of the loans we transfer and/or sell (depending on the type of facility), including representations and warranties that the loans meet certain eligibility requirements of those facilities and investors. If those representations and warranties are incorrect, we may be required to repurchase certain of the financed loans. Failure to repurchase so-called “ineligible loans” when required could constitute an event of default under our financing agreements and lead to the potential termination of the applicable facility. We can provide no assurance, however, that we would have adequate cash or other qualifying assets available to make such repurchases. Such repurchases could be limited in scope, relating to small pools of loans, or larger in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, it would have a material adverse effect on our business, results of operations, financial condition, and future prospects.

Our revenue is impacted, to a significant extent, by the general economy and the financial performance of our merchants.

Our business, the consumer financial services industry, and our merchants’ businesses are sensitive to macroeconomic conditions. Economic factors such as interest rates, changes in monetary and related policies, market volatility, consumer confidence, and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions or a significant deterioration in economic conditions reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified consumers to take out loans. Such conditions are also likely to affect the ability and willingness of consumers to pay amounts owed under the loans facilitated through our platform, each of which would have an adverse effect on our business, results of operations, financial condition, and future prospects.

In addition, the COVID-19 pandemic has had, and continues to have, a significant impact on the national economy and the communities in which we operate. While the pandemic’s effect on the macroeconomic environment has yet to be fully determined and could continue for months or years, any prolonged economic downturn with sustained high unemployment rates would lead to decreased retail consumption and may materially decrease our transaction volume or increase defaults and delinquencies. Such effects, if they continue for a prolonged period, would have a material adverse effect on our business, results of operations, financial condition, and future prospects.
The generation of new loans facilitated through our platform, and the transaction fees and other fee income due to us associated with such loans, depends upon sales of products and services by our merchants. Our merchants’ sales may decrease or fail to increase as a result of factors outside of their control, such as the macroeconomic conditions referenced above, or business conditions affecting a particular merchant, industry vertical, or region. Weak economic conditions also could extend the length of our merchants’ sales cycle and cause consumers to delay making (or not make) purchases of our merchants’ products and services. Some of our merchants have experienced a decrease in sales, supply chain disruptions, inventory shortages, and other adverse effects as a result of the COVID-19 pandemic, and the future impact of the COVID-19 pandemic remains uncertain. The decline of sales by our merchants for any reason will generally result in lower credit sales and, therefore, lower loan volume and associated fee income for us. This risk is particularly acute with respect to our largest merchants.

In addition, if a merchant closes some or all of its locations (including as a result of COVID-19 mandated closures) or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that it may become subject to a bankruptcy proceeding), consumers may have less incentive to pay their outstanding balances on loans facilitated through our platform, which could result in higher charge-off rates than anticipated. Moreover, if the financial condition of a merchant deteriorates significantly or a merchant becomes subject to a bankruptcy proceeding, we may not be able to recover amounts due to us from the merchant.

Our business is heavily concentrated in U.S. consumer credit, and therefore our results are more susceptible to fluctuations in that market than a more diversified company.

Our business is heavily concentrated in U.S. consumer credit. As a result, we are more susceptible to fluctuations and risks particular to U.S. consumer credit than a more diversified company. For example, our business is particularly sensitive to macroeconomic conditions that affect the U.S. economy and consumer spending and consumer credit. We are also more susceptible to the risks of increased regulations and legal and other regulatory actions that are targeted at consumer credit or the specific consumer credit products that we offer (including promotional financing). Our business concentration could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

Our business is subject to the risks of earthquakes, fires, floods, and other natural catastrophic events and to interruption by man-made issues such as strikes.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, strikes, health pandemics, and similar events. For example, a significant natural disaster in the San Francisco Bay Area or any other location in which we have offices or facilities, such as an earthquake, fire, or flood, could have a material adverse effect on our business, results of operations, financial condition, and future prospects, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, strikes, wars, terrorism, and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays, or loss of critical data. We may not have sufficient protection or recovery plans in certain circumstances, such as a significant natural disaster, and our business interruption insurance may be insufficient to compensate us for losses that may occur.

Borrowers may not view or treat their loans as having the same significance as other obligations, and the loans facilitated through our platform are not secured, guaranteed, or insured and involve a high degree of financial risk.

Borrowers may not view the loans facilitated through our platform as having the same significance as other credit obligations arising under more traditional circumstances. If a consumer neglects his or her payment obligations on a loan facilitated through our platform or chooses not to repay his or her loan entirely, it will have an adverse effect on our business, results of operations, financial condition, future prospects, and cash flows.

Personal loans facilitated through our platform are not secured by any collateral, not guaranteed or insured by any third-party, and not backed by any governmental authority in any way. Therefore, if we purchase the loans from our originating bank partners after they are originated, we are limited in our ability to collect on these loans if a consumer is unwilling or unable to repay them. A consumer’s ability to repay their loans can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card, and other loans resulting from increases in base lending rates or structured increases in payment obligations. If a consumer defaults on a loan, we may be unsuccessful in our efforts to collect the amount of the loan. As such, our originating bank partners could decide to originate fewer loans through our platform. An increase in defaults precipitated by these risks and uncertainties could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

If our collection efforts on delinquent loans are ineffective or unsuccessful, the performance of the loans would be adversely affected.

Our ability to collect on loans is dependent on the consumer’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including job loss, divorce, death, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and debtor relief laws, may limit the amount that can be recovered on the loans. It is possible that a higher percentage of consumers will seek protection under bankruptcy or debtor relief laws as a result of financial and economic disruptions related to the outbreak of the COVID-19 pandemic than is reflected in our historical experience. In addition, in response to the COVID-19 pandemic, federal and state regulatory agencies issued guidance encouraging leniency with respect to credit obligations and a few states took action to restrict collections activity during the COVID-19 pandemic. Federal, state, or other restrictions could impair our ability to collect amounts owed and due on the loans facilitated through our platform, reduce income received from the loans facilitated through our platform, or negatively affect our ability to comply with our current financing arrangements or obtain financing with respect to the loans facilitated through our platform.

In the event that initial attempts to contact a consumer are unsuccessful, certain delinquent loans may be referred to a collection agent that will service the loans using its own servicing platform. Further, if collection action must be taken in respect of a loan, the collection agent may charge additional amounts, which may reduce the amounts of collections that we receive.

In addition, because our servicing fees in connection with the services we provide depend on the collectability of the loans facilitated through our platform, if there is an unexpected significant increase in the number of consumers who fail to repay their loans or an increase in the principal amount of the loans that are not repaid, we will be unable to collect our entire servicing fee for the loans facilitated through our platform for which we act as servicer, and our business, results of operations, financial condition, future prospects, and cash flows could be materially and adversely affected.

The COVID-19 pandemic has impacted our working environment and diverted personnel resources and any prolonged effects of the pandemic may adversely impact our operations and employees.

We have had to expend, and expect to continue to expend, personnel resources to respond to the COVID-19 pandemic, including to develop and implement internal policies and procedures and track changes in laws. Any prolonged diversion of personnel resources may have an adverse effect on our operations. In addition, as a result of the COVID-19 pandemic, in March 2020, we transitioned our entire staff to a remote working environment. Over time such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, to foster a creative environment, to hire new team members, and to retain existing team members. Such effects may adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

While we take precautions to prevent consumer identity fraud, it is possible that identity fraud may still occur or has occurred, which may adversely affect the performance of the loans facilitated through our platform.

There is risk of fraudulent activity associated with our platform, originating bank partners, consumers, and third parties handling consumer information. Our resources, technologies, and fraud prevention tools may be insufficient to accurately detect and prevent fraud. We are obligated to repurchase the loans facilitated through our platform in certain cases of confirmed identity theft. The level of fraud related charge-offs on the loans facilitated through our platform could be adversely affected if fraudulent activity were to significantly increase.

We bear the risk of consumer fraud in a transaction involving us, a consumer, and a merchant, and we generally have no recourse to the merchant to collect the amount owed by the consumer. Significant amounts of fraudulent cancellations or chargebacks could adversely affect our business or financial condition. High profile fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negative publicity, and the erosion of trust from our consumers and merchants, and could materially and adversely affect our business, results of operations, financial condition, future prospects, and cash flows.

Internet-based loan origination processes may give rise to greater risks than paper-based processes.

On behalf of our originating bank partners, we use the Internet to obtain application information and distribute certain legally required notices to applicants for loans, and to obtain electronically signed loan documents in lieu of paper documents with tangible consumer signatures. These processes entail additional risks relative to paper-based loan underwriting processes and procedures, including risks regarding the sufficiency of notice for compliance with consumer protection laws, risks that consumers may challenge the authenticity of loan documents or the validity of electronic signatures and records, and risks that, despite internal controls, unauthorized changes are made to the electronic loan documents.

Misconduct and errors by our employees, vendors, and service providers could harm our business and reputation.

We are exposed to many types of operational risk, including the risk of misconduct and errors by our employees, vendors, and other service providers. Our business depends on our employees, vendors, and service providers to process a large number of increasingly complex transactions, including transactions that involve significant dollar amounts and loan transactions that involve the use and disclosure of personal and business information. We could be adversely affected if transactions were redirected, misappropriated, or otherwise improperly executed, personal and business information was disclosed to unintended recipients, or an operational breakdown or failure in the processing of other transactions occurred, whether as a result of human error, a purposeful sabotage or a fraudulent manipulation of our operations or systems. In addition, the manner in which we store and use certain personal information and interact with consumers and merchants through our platform is governed by various federal and state laws. If any of our employees, vendors, or service providers take, convert, or misuse funds, documents, or data, or fail to follow protocol when interacting with consumers and merchants, we could be liable for damages and subject to regulatory actions and penalties. We could also be perceived to have facilitated or participated in the illegal misappropriation of funds, documents, or data, or the failure to follow protocol, and therefore be subject to civil or criminal liability. It is not always possible to identify and deter misconduct or errors by employees, vendors, or service providers, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses. Any of these occurrences could result in our diminished ability to operate our business, potential liability to consumers and merchants, inability to attract future consumers and merchants, reputational damage, regulatory intervention, and financial harm, which could negatively impact our business, results of operations, financial condition, and future prospects.

Our mission to deliver simple, transparent, and fair financial products may conflict with the short term interests of our stockholders.

Our core principle, and the foundation on which we have built our company is to deliver simple, transparent, and fair financial products. Therefore, we have made in the past, and may make in the future, decisions that we believe will benefit our consumers and therefore provide long-term benefits for our business, even if our decision negatively impacts our short-term results of operations. For example, the loans facilitated through our platform do not have deferred or compounding interest and there are no hidden fees or penalties for a missed payment. At many merchants, consumers can qualify for 0% APR financing. Our decisions may negatively impact our short-term financial results or not provide the long-term benefits that we expect, in which case the success of our business and results of operations could be harmed.

To the extent that we seek to grow through future acquisitions, or other strategic investments or alliances, including the acquisition of PayBright, we may not be able to do so effectively.

We may in the future seek to grow our business by exploring potential acquisitions or other strategic investments or alliances. We may not be successful in identifying businesses or opportunities that meet our acquisition or expansion criteria. In addition, even if a potential acquisition target or other strategic investment is identified, we may not be successful in completing such acquisition or integrating such new business or other investment. We may face significant competition for acquisition and other strategic investment opportunities from other well-capitalized companies, many of which have greater financial resources and greater access to debt and equity capital to secure and complete acquisitions or other strategic investments, than we do. As a result of such competition, we may be unable to acquire certain assets or businesses, or take advantage of other strategic investment opportunities that we deem attractive; the purchase price for a given strategic opportunity may be significantly elevated; or certain other terms or circumstances may be substantially more onerous.

For example, we may not be successful in integrating PayBright’s business with our business. We expect that the integration process will require significant time and resources, and we may not be able to manage the process successfully. It is possible that we will experience disruption of ours, PayBright's or both companies' ongoing businesses. We may also incur higher than expected costs as a result of the acquisition or experience an overall post-completion process that takes longer than originally anticipated. In addition, at times the attention of certain members of our management and resources may be focused on integration of the businesses of the two companies and diverted from day-to-day business operations, which may disrupt our ongoing business. We expect to incur certain non-recurring costs in connection with the acquisition of PayBright and integrating our operations with PayBright's, including costs to maintain employee morale and to retain key employees. Additionally, potential difficulties we may encounter as part of the integration process in the PayBright Transaction include (i) the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, networks and other assets of PayBright in a seamless manner that minimizes any adverse impact on our employees, consumers, merchants, and other business partners; and (ii) potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the acquisition, including costs to integrate PayBright that may exceed the costs that we currently anticipate. Accordingly, the contemplated benefits of the PayBright Transaction may not be realized fully, or at all, or may take longer to realize than expected.

Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate, and integrate any such acquisition or other strategic investment opportunity (including the PayBright Transaction) could impede our growth.

There is no assurance that we will be able to manage our expanding operations effectively or that we will be able to continue to grow, and any failure to do so could adversely affect our ability to generate revenue and control our expenses. Furthermore, we may be responsible for any legacy liabilities of businesses we acquire or be subject to additional liability in connection with other strategic investments. The existence or amount of these liabilities may not be known at the time of acquisition, or other strategic investment, and may have an adverse effect on our business, results of operations, financial condition, and future prospects.

Expanding our operations internationally would subject us to new challenges and risks.

We currently operate in the United States and Canada and we may seek to further expand our business internationally. Managing any international expansion will require us to comply with new regulatory frameworks and additional resources and controls. Any expansion internationally would subject our business to risks associated with international operations, including:
•adjusting the proprietary risk algorithms that we use to account for the differences in information available in different jurisdictions on consumers;
•conformity of our platform with applicable business customs, including translation into foreign languages and associated expenses;

•potential changes to our established business model;
•the need to support and integrate with local vendors and service providers;
•competition with vendors and service providers that have greater experience in the local markets than we do or that have pre-existing relationships with potential consumers and investors in those markets;
•difficulties in staffing and managing foreign operations in an environment of diverse culture, laws, and consumers and merchants, and the increased travel, infrastructure, and legal and compliance costs associated with international operations;
•compliance with multiple, potentially conflicting, and changing governmental laws and regulations, including banking, securities, employment, tax, privacy, and data protection laws and regulations, such as the EU General Data Protection Regulation;
•compliance with U.S. and foreign anti-bribery laws, including the Foreign Corrupt Practices Act and the U.K. Anti-Bribery Act;
•difficulties in collecting payments in multiple foreign currencies and associated foreign currency exposure;
•potential restrictions on repatriation of earnings;
•expanded compliance with potentially conflicting and changing laws of taxing jurisdictions where we conduct business and applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws; and
•regional economic and political conditions.

As a result of these risks, any potential future international expansion efforts that we may undertake may not be successful.

We identified a material weakness in our internal control over financial reporting in connection with the audit of our financial statements for the fiscal year ended June 30, 2020, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any material weaknesses or if we otherwise fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act," or "Section 404"), we will be required to conduct an assessment of, and to furnish a report by our management on, the effectiveness of our internal control over financial reporting beginning the year following our first annual report required to be filed with the SEC. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 beginning the later of the year following our first annual report required to be filed with the SEC or the date we are no longer an emerging growth company. We are engaged in a process to assess and document the effectiveness of our internal control over financial reporting, improve the design and operation of our internal controls, and validate through testing that our internal controls are effective. If our internal control over financial reporting is not effective, our independent registered public accounting firm may issue an adverse report.
In connection with the audit of our financial statements for the fiscal year ended June 30, 2020, we and our independent registered public accounting firm identified certain control deficiencies in the design and implementation of our internal control over financial reporting that in aggregate constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our evaluation was based on the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control — Integrated Framework (2013).

The material weakness relates to our general information technology controls, including design and implementation of access and change management controls. This material weakness means that it is possible that our business process controls that depend on the affected information technology systems, or that depend on data or financial reports generated from the affected information technology systems, could be adversely affected. Key components of the COSO framework have not been fully implemented, including control and monitoring activities, and information and communication relating to: (i) electing and developing general control activities over technology to support the achievement of objectives; (ii) electing, developing, and performing ongoing and/or separate evaluations to ascertain whether the components of internal control are present and functioning; and (iii) generating and using relevant, quality information to support the functioning of internal control.

As of the date of this Quarterly Report on Form 10-Q, this remains a material weakness. We have implemented, and plan to continue implementing, new controls and new processes to address the remediation and enhance our systems access and change management controls. There is no assurance that the measures we have taken, and that will be taken, to remediate this material weakness will be effective or will be sufficient to prevent future material weaknesses from occurring. Similarly, there is no assurance that there are no other material weaknesses.

In light of the control deficiencies and the resulting material weakness that was identified, we believe that it is possible that, had we and our independent registered public accounting firm performed an assessment or audit, respectively, of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified.

When evaluating our internal control over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline for compliance with the requirements of Section 404. If the remediation is incomplete, if additional material weaknesses are identified and not remediated within the necessary timeframe, if we are unable to conclude that our internal control over financial reporting is effective when required, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected. We also could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

If we discover a material weakness in our internal control over financial reporting that we are unable to remedy or otherwise fail to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to report our financial results on a timely and accurate basis and the market price of our Class A common stock may be adversely affected.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In addition to the material weakness in internal control over financial reporting identified in connection with the audit of our financial statements for the fiscal year ended June 30, 2020, subsequent testing by us or our independent registered public accounting firm, which has not performed an audit of our internal control over financial reporting, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404, we expect to incur substantial cost, expend significant management time on compliance-related issues and hire additional accounting, financial, and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have an adverse effect on our business and operating results, and cause a decline in the price of our Class A common stock.

Determining our allowance for credit losses requires many assumptions and complex analyses. If our estimates prove incorrect, we may incur net charge-offs in excess of our reserves, or we may be required to increase our provision for credit losses, either of which would adversely affect our results of operations.

Our ability to measure and report our financial position and results of operations is influenced by the need to estimate the impact or outcome of future events on the basis of information available at the time of the issuance of the financial statements. An accounting estimate is considered critical if it requires that management make assumptions about matters that were highly uncertain at the time the accounting estimate was made. If actual results differ from our judgments and assumptions, then it may have an adverse impact on the results of operations and cash flows. Management has processes in place to monitor these judgments and assumptions, including review by our credit committee and our asset-liability committee but these processes may not ensure that our judgments and assumptions are correct.

We maintain an allowance for credit losses at a level sufficient to provide for incurred credit losses based on evaluating known and inherent risks in our loan portfolio. This estimate is highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. The method for calculating the best estimate of incurred losses takes into account our historical experience, adjusted for current conditions, and our judgment concerning the probable effects of relevant observable data, trends, and market factors. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. If our estimates and assumptions prove incorrect and our allowance for credit losses is insufficient, we may incur net charge-offs in excess of our reserves, or we could be required to increase our provision for credit losses, either of which would adversely affect our results of operations.

We may have to constrain our business activities to avoid being deemed an investment company under the Investment Company Act.

In general, a company that is or holds itself out as being engaged primarily in the business of investing, reinvesting, or trading in securities may be deemed to be an investment company under the Investment Company Act. The Investment Company Act contains substantive legal requirements that regulate the manner in which “investment companies” are permitted to conduct their business activities. We believe we have conducted, and intend to continue to conduct, our business in a manner that does not result in us being characterized as an investment company. To avoid being deemed an investment company, we may decide not to broaden our offerings, which could require us to forego attractive opportunities. We may also apply for formal exemptive relief to provide additional clarity on our status under the Investment Company Act. We may not receive such relief on a timely basis, if at all, and such relief may require us to modify or curtail our operations. If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which would adversely affect our business, financial condition, and results of operations. In addition, we may be forced to make changes to our management team if we are required to register as an investment company under the Investment Company Act.

Risks Related to our Intellectual Property and Platform Development

Real or perceived software errors, failures, bugs, defects, or outages could adversely affect our business, results of operations, financial condition, and future prospects.

Our platform and our internal systems rely on software that is highly technical and complex. In addition, our platform and our internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. As a result, undetected errors, failures, bugs, or defects may be present in such software or occur in the future in such software, including open source software and other software we license in from third parties, especially when updates or new products or services are released. For instance, in 2016 there was a discrepancy between a data signal used in the AI/ML training data set and in our online decisioning environment for our risk model, which resulted in our risk model making incorrect decisions in certain specific cases. While this discrepancy was remedied, and we are continuously taking steps to prevent any errors in the future, errors may arise in the future.

Any real or perceived errors, failures, bugs, or defects in the software may not be found until our consumers use our platform and could result in outages or degraded quality of service on our platform that could adversely impact our business (including through causing us not to meet contractually required service levels), as well as negative publicity, loss of or delay in market acceptance of our products and services, and harm to our brand or weakening of our competitive position. In such an event, we may be required, or may choose, to expend significant additional resources in order to correct the problem. Any real or perceived errors, failures, bugs, or defects in the software we rely on could also subject us to liability claims, impair our ability to attract new consumers, retain existing consumers, or expand their use of our products and services, which would adversely affect our business, results of operations, financial condition, and future prospects.

Any significant disruption in, or errors in, service on our platform or relating to vendors, including events beyond our control, could prevent us from processing transactions on our platform or posting payments and have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

We use vendors, such as our cloud computing web services provider, virtual card processing companies, and third-party software providers, in the operation of our platform. The satisfactory performance, reliability, and availability of our technology and our underlying network and infrastructure are critical to our operations and reputation and the ability of our platform to attract new and retain existing merchants and consumers. We rely on these vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses or attempts to harm these systems, criminal acts, and similar events. If our arrangement with a vendor is terminated or if there is a lapse of service or damage to its systems or facilities, we could experience interruptions in our ability to operate our platform. We also may experience increased costs and difficulties in replacing that vendor and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. Any interruptions or delays in our platform availability, whether as a result of a failure to perform on the part of a vendor, any damage to one of our vendor’s systems or facilities, the termination of any of our third-party vendor agreement, software failures, our or our vendor’s error, natural disasters, terrorism, other man-made problems, security breaches, whether accidental or willful, or other factors, could harm our relationships with our merchants and consumers and also harm our reputation.

In addition, we source certain information from third parties. For example, our risk scoring model is based on algorithms that evaluate a number of factors and currently depend on sourcing certain information from third parties, including consumer reporting agencies. In the event that any third-party from which we source information experiences a service disruption, whether as a result of maintenance, natural disasters, terrorism, or security breaches, whether accidental or willful, or other factors, the ability to score and decision loan applications through our platform may be adversely impacted. Additionally, there may be errors contained in the information provided by third parties. This may result in the inability to approve otherwise qualified applicants through our platform, which may adversely impact our business by negatively impacting our reputation and reducing our transaction volume.

To the extent we use or are dependent on any particular third-party data, technology, or software, we may also be harmed if such data, technology, or software becomes non-compliant with existing regulations or industry standards, becomes subject to third-party claims of intellectual property infringement, misappropriation, or other violation, or malfunctions or functions in a way we did not anticipate. Any loss of the right to use any of this data, technology, or software could result in delays in the provisioning of our products and services until equivalent or replacement data, technology, or software is either developed by us, or, if available, is identified, obtained, and integrated, and there is no guarantee that we would be successful in developing, identifying, obtaining, or integrating equivalent or similar data, technology, or software, which could result in the loss or limiting of our products, services, or features available in our products or services.

In addition, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that it may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing transactions or posting payments on our platform, damage our brand and reputation, divert the attention of our employees, reduce our revenue, subject us to liability, and cause consumers or merchants to abandon our platform, any of which could have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

Our ability to protect our confidential, proprietary, or sensitive information, including the confidential information of consumers on our platform, may be adversely affected by cyber-attacks, employee or other internal misconduct, computer viruses, physical or electronic break-ins, or similar disruptions.

Our business involves the collection, storage, use, disclosure, processing, transfer, and other handling (collectively, “processing”) of a wide variety of information, including personally identifiable information, for various purposes in our business, including to help ensure the integrity of our services and to provide features and functionality to our consumers and merchants. The processing of the information we acquire in connection with our consumers’ and merchants’ use of our services is subject to numerous privacy, data protection, cybersecurity, and other laws and regulations in the United States and foreign jurisdictions. The automated nature of our business and our reliance on digital technologies may make us an attractive target for, and potentially vulnerable to, cyber-attacks, computer malware, computer viruses, social engineering (including phishing and ransomware attacks), general hacking, physical or electronic break-ins, or similar disruptions. While we and our vendors have taken steps to protect the confidential, proprietary, and sensitive information to which we have access and to prevent data loss, our security measures or those of our vendors could be breached resulting in the loss of, or unauthorized access to, our or our consumers’ data, our intellectual property, or other confidential, proprietary, or sensitive business information. Any accidental or willful security breaches or other unauthorized access to our platform or servicing systems could cause confidential, proprietary, or sensitive information to be stolen and used for criminal or other unauthorized purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation, and negative publicity. If security measures are breached because of employee theft, exfiltration, misuse or malfeasance, our actions, omissions, or errors, third-party actions, omissions, or errors, unintentional events, deliberate attacks by cyber criminals or otherwise, or if design flaws in our software or systems are exposed and exploited, our relationships with consumers could be damaged, and we could incur significant liability. Although we monitor our systems in order to detect security breaches or instances of unauthorized access to confidential information, there is no guarantee that our monitoring efforts will be effective.

The techniques used to obtain unauthorized, improper, or illegal access to our systems, our or our consumers’ data, or to disable or degrade service or sabotage systems, are constantly evolving, may be difficult to detect quickly, and often are not recognized until after they have been launched against a target. We may be unable to anticipate these techniques, react in a timely manner, or implement adequate preventative or remedial measures. Unauthorized parties have in the past attempted and may in the future attempt to gain access to our systems or facilities through various means, including, among others, hacking into our or our partners’ or consumers’ systems or facilities, or attempting to fraudulently induce our employees, partners, consumers or others into disclosing usernames, passwords, or other sensitive information, which may in turn be used to access our information technology systems and gain access to our or our consumers’ data or other confidential, proprietary, or sensitive information. Such efforts may be state-sponsored and supported by significant financial and technological resources, making them even more difficult to detect and prevent.

In addition, in certain circumstances we utilize vendors, including cloud service providers, to facilitate the servicing of consumer accounts. Under these arrangements, these vendors require access to certain consumer data for the purpose of servicing the accounts. Because we do not control our vendors, or the processing of data by our vendors, other than through our contractual relationships, our ability to monitor our vendors’ data security may be very limited such that we cannot ensure the integrity or security of measures they take to protect and prevent the loss of our or our consumers’ data. As a result, we are subject to the risk that cyber-attacks on, or other security incidents affecting, our vendors may adversely affect our business even if an attack or breach does not directly impact our systems. It is also possible that security breaches sustained by, or other security incidents affecting, our competitors could result in negative publicity for our entire industry that indirectly harms our reputation and diminishes demand for our products and services.

Any actual or perceived failure to comply with legal and regulatory requirements applicable to us, including those relating to information security, or any failure to protect the information that we collect from our consumers and merchants, including personally identifiable information, from cyber-attacks, or any such actual or perceived failure by our originating bank partners, may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate. Our originating bank partners also operate in a highly regulated environment, and many laws and regulations that apply directly to our originating bank partners are indirectly applicable to us through our arrangements with our originating bank partners.

Furthermore, federal and state regulators and many federal and state laws and regulations require notice of any data security breaches that involve personal information. These mandatory disclosures regarding a security breach are costly to implement and often lead to widespread negative publicity, which may cause consumers to lose confidence in the effectiveness of our data security measures. Any security breach suffered by us or our vendors, any attack against our service availability, any unauthorized, accidental, or unlawful access or loss of data, or the perception that any such event has occurred, could result in a disruption to our service, litigation, an obligation to notify regulators and affected individuals, the triggering of indemnification and other contractual obligations, regulatory investigations, government fines and penalties, reputational damage, and loss of consumers and ecosystem partners, and our business and operations could be adversely affected. In addition, we may incur significant costs and operational consequences in connection with investigating, mitigating, remediating, eliminating, and putting in place additional tools and devices designed to prevent future actual or perceived security incidents, as well as in connection with complying with any notification or other obligations resulting from any security incidents. Our insurance policies carry retention and coverage limits, which may not be adequate to reimburse us for losses caused by security breaches, and we may not be able to collect fully, if at all, under these insurance policies. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could adversely affect our business. Furthermore, we cannot be certain that insurance coverage will continue to be available on acceptable terms or at all, or that the insurer will not deny coverage as to any future claim. Reduced confidence and participation in our platform and our data security measures could also adversely affect a consumer’s willingness to make payments on his or her loan, which could result in reduced collections.

We may be unable to sufficiently obtain, maintain, protect, or enforce our intellectual property and other proprietary rights.

Intellectual property and other proprietary rights are important to the success of our business. Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, protect, and enforce our intellectual property and other proprietary rights, including with respect to our proprietary technology, and to obtain licenses to use the intellectual property and proprietary rights of others. We rely on a combination of patents, trademarks, service marks, copyrights, trade secrets, domain names, and agreements with employees and third parties to protect our intellectual property and other proprietary rights. We own the domain name rights for affirm.com, and, as of December 31, 2020, we owned eight registered trademarks and thirteen trademark applications in the United States, six registered trademarks and twelve trademark applications in various foreign jurisdictions, and one issued patent and six pending patent applications in the United States. Nonetheless, the steps we take to obtain, maintain, protect, and enforce our intellectual property and other proprietary rights may be inadequate and, despite our efforts to protect these rights, unauthorized third parties, including our competitors, may duplicate, mimic, reverse engineer, access, obtain, or use the proprietary aspects of our technology, processes, products, or services without our permission. Our competitors and other third parties may also design around or independently develop similar technology or otherwise duplicate or mimic our services or products such that we would not be able to successfully assert our intellectual property or other proprietary rights against them. We cannot assure that any future patent, trademark, or service mark registrations will be issued for our pending or future applications or that any of our current or future patents, copyrights, trademarks, or service marks (whether registered or unregistered) will be valid, enforceable, sufficiently broad in scope, provide adequate protection of our intellectual property or other proprietary rights, or provide us with any competitive advantage.

Our trademarks, trade names, and service marks have significant value, and our brand is an important factor in the marketing of our services. We intend to rely on both registrations and common law protections for our trademarks. However, we may be unable to prevent competitors or other third parties from acquiring or using trademarks, service marks, or other intellectual property or other proprietary rights that are similar to, infringe upon, misappropriate, dilute, or otherwise violate or diminish the value of our trademarks and service marks and our other intellectual property and proprietary rights. The value of our intellectual property and other proprietary rights could diminish if others assert rights in or ownership of our intellectual property or other proprietary rights, or in trademarks or service marks that are similar to our trademarks or service marks.

In addition, we cannot guarantee that we have entered into agreements containing obligations of confidentiality with each party that has or may have had access to proprietary information, know-how, or trade secrets owned or held by us. Moreover, our contractual arrangements may be breached or may otherwise not effectively prevent disclosure of, or control access to, our confidential or otherwise proprietary information or provide an adequate remedy in the event of an unauthorized disclosure. The measures we have put in place may not prevent misappropriation, infringement, or other violation of our intellectual property or other proprietary rights or information and any resulting loss of competitive advantage, and we may be required to litigate to protect our intellectual property or other proprietary rights or information from misappropriation, infringement, or other violation by others, which is expensive, could cause a diversion of resources, and may not be successful, even when our rights have been infringed, misappropriated, or otherwise violated. Our efforts to enforce our intellectual property and other proprietary rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property and other proprietary rights, and if such defenses, counterclaims, or countersuits are successful, it could diminish or we could otherwise lose valuable intellectual property and other proprietary rights. Additionally, the laws of some foreign countries may not be as protective of intellectual property and other proprietary rights as those in the United States, and the mechanisms for enforcement of intellectual property and other proprietary rights may be inadequate.

Furthermore, third parties may challenge, invalidate, or circumvent our intellectual property and proprietary rights, including through administrative processes or litigation. The legal standards relating to the validity, enforceability, and scope of protection of intellectual property and other proprietary rights are uncertain and still evolving. Our intellectual property and other proprietary rights may not be sufficient to provide us with a competitive advantage and the value of our intellectual property and other proprietary rights could also diminish if others assert rights therein or ownership thereof, and we may be unable to successfully resolve any such conflicts in our favor or to our satisfaction.

We may be sued by third parties for alleged infringement, misappropriation, or other violation of their intellectual property or other proprietary rights.

Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property or other proprietary rights of third parties. We may become involved in disputes from time to time concerning intellectual property or other proprietary rights of third parties, which may relate to our own proprietary technology, or to technology that we acquire or license from third parties, and we may not prevail in these disputes. Relatedly, competitors or other third parties may raise claims alleging that service providers or other third parties retained or indemnified by us, infringe on, misappropriate, or otherwise violate such competitors’ or other third parties’ intellectual property or other proprietary rights. These claims of infringement, misappropriation, or other violation may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all such alleged violations of such intellectual property or other proprietary rights. We also may be unaware of third-party intellectual property or other proprietary rights that cover or otherwise relate to some or all of our products and services.

Given the complex, rapidly changing, and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, a claim of infringement, misappropriation, or other violation against us may require us to spend significant amounts of time and other resources to defend against the claim (even if we ultimately prevail), pay significant money damages, lose significant revenues, be prohibited from using the relevant systems, processes, technologies, or other intellectual property (temporarily or permanently), cease offering certain products or services, obtain a license, which may not be available on commercially reasonable terms or at all, or redesign our products or services or functionality therein, which could be costly, time-consuming, or impossible.

Some of the aforementioned risks of infringement, misappropriation or other violation, in particular with respect to patents, are potentially increased due to the nature of our business, industry, and intellectual property portfolio. For instance, it has become common in recent years for certain third parties to purchase patents or other intellectual property assets for the sole purpose of making claims of infringement, misappropriation, or other violation in an attempt to extract settlements from companies such as ours. Relatedly, we do not currently have a large patent portfolio, which could otherwise assist us in deterring patent infringement claims from competitors, through our ability to bring patent infringement counterclaims using our own patent portfolio. In addition to the previously mentioned impacts of intellectual property-related litigation, while in some cases a third party may have agreed to indemnify us for costs associated with intellectual property-related litigation, such indemnifying third party may refuse or be unable to uphold its contractual obligations. In other cases, our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.

Some aspects of our platform include open source software, and our use of open source software could negatively affect our business, results of operations, financial condition, and future prospects.

Aspects of our platform include software covered by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our platform. In such an event, we could be required to re-engineer all or a portion of our technologies, seek licenses from third parties in order to continue offering our products, discontinue the use of our platform in the event re-engineering cannot be accomplished, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and loan products. If portions of our proprietary software are determined to be subject to an open source license, we could also be required to, under certain circumstances, publicly release or license, at no cost, our products that incorporate the open source software or the affected portions of our source code, which could allow our competitors or other third parties to create similar products and services with lower development effort, time, and costs, and could ultimately result in a loss of transaction volume for us. We cannot ensure that we have not incorporated open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies, and we may inadvertently use open source in a manner that we do not intend or that could expose us to claims for breach of contract or intellectual property infringement, misappropriation, or other violation. If we fail to comply, or are alleged to have failed to comply, with the terms and conditions of our open source licenses, we could be required to incur significant legal expenses defending such allegations, be subject to significant damages, be enjoined from the sale of our products and services, and be required to comply with onerous conditions or restrictions on our products and services, any of which could be materially disruptive to our business.

In addition to risks related to license requirements, usage of open source software can lead to greater risks than use of third-party commercial software because open source licensors generally do not provide warranties or other contractual protections regarding infringement, misappropriation, or other violations, the quality of code, or the origin of the software. Many of the risks associated with the use of open source software cannot be eliminated and could adversely affect our business, results of operations, financial condition, and future prospects. For instance, open source software is often developed by different groups of programmers outside of our control that collaborate with each other on projects. As a result, open source software may have security vulnerabilities, defects, or errors of which we are not aware. Even if we become aware of any security vulnerabilities, defects, or errors, it may take a significant amount of time for either us or the programmers who developed the open source software to address such vulnerabilities, defects, or errors, which could negatively impact our products and services, including by adversely affecting the market’s perception of our products and services, impairing the functionality of our products and services, delaying the launch of new products and services, or resulting in the failure of our products and services, any of which could result in liability to us, our vendors and service providers. Further, our adoption of certain policies with respect to the use of open source software may affect our ability to hire and retain employees, including engineers.

Risks Related to Our Regulatory Environment

We are subject to various federal and state consumer protection laws.

We must comply with various regulatory regimes, including those applicable to consumer credit transactions. The laws to which we are or may be subject include:

•state laws and regulations that impose requirements related to financial services related requirements, such as loan disclosures and terms, data privacy, credit discrimination, credit reporting, money transmission, recordkeeping, the arranging of loans made by third parties, debt servicing and collection, and unfair or deceptive business practices;

•the Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to consumers regarding the terms and conditions of their loans and credit transactions;
•Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”) in connection with any consumer financial product or service;

•the Equal Credit Opportunity Act (the “ECOA”) and Regulation B promulgated thereunder, which prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program, or the fact that the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act or any applicable state law;
•the Fair Credit Reporting Act (the “FCRA”), as amended by the Fair and Accurate Credit Transactions Act, which promotes the accuracy, fairness, and privacy of information in the files of consumer reporting agencies;
•the Fair Debt Collection Practices Act and the Telephone Consumer Protection Act, each of which provide guidelines and limitations concerning the conduct of third-party debt collectors in connection with the collection of consumer debts;
•the Gramm-Leach-Bliley Act (the “GLBA”), which includes limitations on use and disclosure of nonpublic personal information about a consumer by a financial institution;
•the California Consumer Privacy Act (the “CCPA”), which includes limitations and requirements surrounding the use, disclosure, and other processing of certain personal information about California residents;
•the Bankruptcy Code, which limits the extent to which creditors may seek to enforce debts against parties who have filed for bankruptcy protection;
•the Holder Rule, and equivalent state laws, which make Affirm or any other holder of a consumer credit contract include the required notice and become subject to all claims and defenses that a borrower could assert against the seller of goods or services;
•the Electronic Fund Transfer Act and Regulation E promulgated thereunder, which provide disclosure requirements, guidelines, and restrictions on the electronic transfer of funds from consumers’ bank accounts;
•the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures;
•the Military Lending Act and similar state laws, which provide disclosure requirements, substantive conduct obligations, and prohibitions on certain behavior relating to loans made to covered borrowers, which include both servicemembers and their dependents;
•the Servicemembers Civil Relief Act, which allows active duty military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties; and
•new requirements pursuant to the CARES Act, including requirements relating to collection and credit reporting, though many of the implementing regulations under the CARES Act have not yet been issued.
While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that our compliance policies and procedures will be effective. Failure to comply with these laws and with regulatory requirements applicable to our business could subject us to damages, revocation of licenses, class action lawsuits, administrative enforcement actions, and civil and criminal liability, which may harm our business.

Our business is subject to extensive regulation, examination, and oversight in a variety of areas, all of which are subject to change and uncertain interpretation. Changing federal, state, and local laws, as well as changing regulatory enforcement policies and priorities, including changes that may result from changes in the political landscape, may negatively impact our business, results of operations, financial condition, and future prospects.

We are subject to extensive regulation, supervision, and examination by federal and state governmental authorities under United States federal and state laws and regulations. We are required to comply with constantly changing federal, state, and local laws and regulations that regulate, among other things, the terms of the loans that we and our originating bank partners originate and the associated fees that may be charged. A change in these laws that enables our credit scoring and pricing model, including our ability to export interest rates across state lines, could have a material impact on our business model and financial position.

New laws or regulations could also require us to incur significant expenses and devote significant management attention to ensure compliance. In addition, our failure to comply (or to ensure that our agents and third-party service providers comply) with these laws or regulations may result in litigation or enforcement actions, the penalties for which could include: revocation of licenses; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by borrowers; modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly, collect all or a part of the principal of or interest on loans; and increased purchases of loan receivables for loans originated by our originating bank partners and indemnification claims.

We are subject to the regulatory and enforcement authority of the CFPB as a facilitator, servicer, or acquirer of consumer credit. The CFPB previously announced that it intends to expand its supervisory authority through the use of “larger participant rules” to cover the markets for consumer installment loans and auto title loans. Were the CFPB to promulgate a rule for the direct supervision of nonbank installment lenders, it is possible that the CFPB could be permitted to conduct periodic examination of our business, which may increase our risk of regulatory or enforcement actions.

State attorneys general have indicated that they will take a more active role in enforcing consumer protection laws, including through use of Dodd-Frank Act provisions that authorize state attorneys general to enforce certain provisions of federal consumer financial laws and obtain civil money penalties and other relief available to the CFPB. Further, we are regulated by many state regulatory agencies through licensing and other supervisory or enforcement authority, which includes regular examination by state governmental authorities.
Such regulatory actions could result in penalties and reputational harm to us and a loss of consumers participating in our platform, and our compliance costs and litigation exposure could increase if the CFPB or other regulatory agencies enact new regulations, change regulations that were previously adopted, modify, through supervision or enforcement, past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted, any of which could adversely affect our ability to perform. Further, in some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body.

In addition, the Presidential Administration is expected to bring an increased focus on enforcement of federal consumer protection laws and appoint consumer-oriented regulators at federal agencies such as the CFPB, the OCC and the FDIC. It is possible that regulators in the Presidential Administration could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our originating bank partners. These regulators may augment requirements that apply to loans facilitated by our platform, or impose new programs and restrictions, including new forbearance initiatives related to the COVID-19 pandemic, and could otherwise revise or create new regulatory requirements that apply to us (or our bank partner), impacting our business, operations, and profitability.

Further, we may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or planned features, products, and services and/or increase our cost of doing business. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, or criminal or civil sanctions, all of which may have an adverse effect on our reputation, business, results of operations, and financial condition.

If our originating bank partner model is successfully challenged or deemed impermissible, we could be found to be in violation of licensing, interest rate limit, lending, or brokering laws and face penalties, fines, litigation, or regulatory enforcement.

A substantial majority of the loans facilitated through our platform are originated through Cross River Bank and we rely on our originating bank partner model to comply with various federal, state, and other laws. If the legal structure underlying our relationship with our originating bank partners was successfully challenged, we may be found to be in violation of state licensing requirements and state laws regulating interest rates. In the event of such a challenge or if our arrangements with our originating bank partners were to end for any reason, we would need to rely on an alternative bank relationship, find an alternative bank relationship, rely on existing state licenses, obtain new state licenses, pursue a federal charter, offer consumer loans, and/or be subject to the interest rate limitations of certain states.

There are two examples of claims that have been raised that could each, separately or jointly, result in this outcome in some or all states.

First, the FDIC stated that its Federal Interest Rate Authority Rule was promulgated in part to codify the “valid when made” doctrine due to court decisions such as the one in Madden v. Midland Funding, LLC, 786 F.3d 246 (2d Cir. 2015), cert. denied, 136 S.Ct. 2505 (June 27, 2016). In Madden v. Midland Funding, the Second Circuit ruled that federal preemption generally applicable to national banks did not apply to non-bank assignees if the assignee was not acting on behalf of the bank, if the bank no longer had an interest in the loan, or such determination did not significantly interfere with the bank’s exercise of its federal banking powers. Under this rationale, the Second Circuit did not preempt state interest rate limitations that might apply to the non-bank assignees. The Second Circuit’s holding in the Madden case is binding on federal courts in the states of New York, Connecticut, and Vermont. Following the Madden decision, there have been a number of lawsuits in other parts of the country making similar allegations . Under the Federal Interest Rate Authority Rule promulgated by the FDIC, which is the interest rate authority of state-chartered banks (such as our originating bank partners), the interest rate applicable to a loan originated by a state-chartered bank on the date of origination will carry with the commercial paper (loan) irrespective of ownership (i.e., the interest rate is “valid when made”). The OCC issued a similar rule on May 29, 2020 with respect to loans originated by national banks. State attorneys general of the states of California, New York and Illinois have filed a lawsuit against the OCC alleging that the OCC had no statutory authority to issue its May 29, 2020 rule regarding the permissibility of interest rates on loans purchased from a national bank and failed to follow required procedures in promulgating the rule. State attorneys general of the states of California, Illinois, Massachusetts, Minnesota, New Jersey, New York, and North Carolina, together with the District of Columbia, filed a similar lawsuit against the FDIC regarding the FDIC Federal Interest Rate Authority Rule. It is uncertain whether these lawsuits will be effective and whether these or other state attorneys general will file similar suits with respect to any other rule regarding the permissibility of interest rates by the FDIC, OCC or other regulators.

Second, there have also been both private litigation and governmental enforcement actions seeking to recharacterize a lending transaction, claiming that the named lender was not the true lender, and that instead another entity was the true lender or the de facto lender. These claims are traditionally based upon state lending laws, other statutory provisions, or state common law through which a private litigant or governmental agency could seek to license, regulate, or prohibit the activities of the entity they consider the true lender or de facto lender. Any such litigation or enforcement action with respect to a loan facilitated through our platform against us, any successor servicer, prior owners, or subsequent transferees of such loans (including our originating bank partners) could subject them to claims for damages, disgorgement, or other penalties or remedies. On October 27, 2020, the OCC promulgated a final rulemaking setting forth standards for determining the true lender of a loan issued by a national bank. Under this rule, a national bank that makes a loan is the “true lender” if, as of the date of origination, the bank (i) is named as the lender in the loan agreement or (ii) funds the loan. It is unclear whether the FDIC will promulgate a similar rule for state-chartered banks (such as our originating bank partners), and whether state attorneys general or regulatory agencies will challenge either the OCC’s true lender rule or any potential rule issued by the FDIC on a similar basis.

Further, it is unclear whether these rules will be given effect by courts and regulators in a manner that actually mitigates risks relating to state interest rate limits and related risks to us, our originating bank partner, any other program participant, or the loans facilitated through our platform. We could be subject to litigation, whether private or governmental, or administrative action regarding the above claims. The potential consequences of an adverse determination could include the inability to collect loans at the interest rates contracted for, licensing violations, the loans being found to be unenforceable or void, or the reduction of interest or principal, or other penalties or damages. Third party purchasers of loans facilitated through our platform also may be subject to scrutiny or similar litigation, whether based upon the inability to rely upon the “valid when made” doctrine or because a party other than the originating bank is deemed the true lender.

For more information on our originating bank partner model, see “Business — Regulatory Environment — State licensing requirements and regulation.”

If loans made by us under our state lending licenses are found to violate applicable state interest rate limits or other provisions of applicable state lending and other laws, it could adversely affect our business, results of operations, financial condition, and future prospects.

The loans originated by our originating bank partners may not be subject to state licensing and interest rate restrictions. However the loans we may originate on our platform pursuant to our state licenses are subject to state licensing and interest rate restrictions, as well as numerous state requirements regarding consumer protection, interest rate, disclosure, prohibitions on certain activities, and loan term lengths. If the loans we originate pursuant to our state licenses were deemed subject to and in violation of certain state consumer finance or other laws, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), and other penalties or consequences, and the loans could be rendered void or unenforceable in whole or in part, any of which could have an adverse effect on our business, results of operations, financial condition, and future prospects.

We partially rely on card issuers or payment processors. If we fail to comply with the applicable requirements of Visa or other payment processors, those payment processors could seek to fine us, suspend us or terminate our registrations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

We partially rely on card issuers or payment processors, and must pay a fee for this service. From time to time, payment processors such as Visa may increase the interchange fees that they charge for each transaction using one of their cards. The payment processors routinely update and modify their requirements. Changes in the requirements, including changes to risk management and collateral requirements, may impact our ongoing cost of doing business and we may not, in every circumstance, be able to pass through such costs to our merchants or associated participants. Furthermore, if we do not comply with the payment processors’ requirements (e.g., their rules, bylaws, and charter documentation), the payment processors could seek to fine us, suspend us or terminate our registrations that allow us to process transactions on their networks. The termination of our registration due to failure to comply with the applicable requirements of Visa or other payment processors, or any changes in the payment processors’ rules that would impair our registration, could require us to stop providing payment services to Visa or other payment processors, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

The highly regulated environment in which our originating bank partners operate could have an adverse effect on our business, results of operations, financial condition, and future prospects.

Our originating bank partners are subject to federal and state supervision and regulation. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit their operations significantly and control the methods by which it conducts business. In addition, compliance with laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance requirements. Regulatory requirements affect our originating bank partners’ lending practices and investment practices, among other aspects of their businesses, and restrict transactions between us and our originating bank partners. These requirements may constrain the operations of our originating bank partners, and the adoption of new laws and changes to, or repeal of, existing laws may have a further impact on our business.

In choosing whether and how to conduct business with us, current and prospective bank partners can be expected to take into account the legal, regulatory, and supervisory regime that applies to them, including potential changes in the application or interpretation of regulatory standards, licensing requirements, or supervisory expectations. Regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, certain risk management, or other operational practices for financial services companies in a manner that impacts our current and prospective bank partners.

Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of the regulations and laws and their interpretation of the quality of our originating bank partners’ loan portfolios and other assets. If any regulatory agency’s assessment of the quality of our originating bank partners’ assets, operations, lending practices, investment practices, or other aspects of their business changes, it may reduce our originating bank partners’ earnings, capital ratios, and share price in such a way that affects our business.

Bank holding companies and financial institutions are extensively regulated and currently face an uncertain regulatory environment. Applicable state and federal laws, regulations, interpretations, including licensing laws and regulations, enforcement policies, and accounting principles have been subject to significant changes in recent years, and may be subject to significant future changes. We cannot predict with any degree of certainty the substance or effect of pending or future legislation or regulation or the application of laws and regulations to our current and prospective bank partners. Future changes may have an adverse effect on our current and prospective bank partners and, therefore, on us.

Our use of vendors and our other ongoing third-party business relationships are subject to increasing regulatory requirements and attention.

We regularly use vendors and subcontractors as part of our business. We also depend on our substantial ongoing business relationships with our originating bank partners, merchants, and other third parties. These types of third-party relationships, particularly with our originating bank partners, are subject to increasingly demanding regulatory requirements and oversight by federal bank regulators (such as the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation) and the CFPB. The CFPB has enforcement authority with respect to the conduct of third parties that provide services to financial institutions. The CFPB has made it clear that it expects non-bank entities to maintain an effective process for managing risks associated with vendor relationships, including compliance-related risks. In connection with this vendor risk management process, we are expected to perform due diligence reviews of potential vendors, review their policies and procedures and internal training materials to confirm compliance-related focus, include enforceable consequences in contracts with vendors regarding failure to comply with consumer protection requirements, and take prompt action, including terminating the relationship, in the event that vendors fail to meet our expectations.

It is expected that regulators will hold us responsible for deficiencies in our oversight and control of third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over vendors and subcontractors or other ongoing third-party business relationships or that such third parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for consumer remediation.

Stringent and changing laws and regulations relating to privacy and data protection could result in claims, harm our results of operations, financial condition, and future prospects, or otherwise harm our business.

We are subject to a variety of laws, rules, directives, and regulations, as well as contractual obligations, relating to the processing of personal information, including personally identifiable information. The regulatory framework for privacy and data protection worldwide is rapidly evolving and, as a result, implementation standards and enforcement practices are likely to continue to evolve for the foreseeable future. Legislators and regulators are increasingly adopting or revising privacy and data protection laws, rules, directives, and regulations that could have a significant impact on our current and planned privacy and data protection-related practices; our processing of consumer or employee information; and our current or planned business activities.

Compliance with current or future privacy and data protection laws (including those regarding security breach notification) affecting consumer and/or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services (such as products or services that involve us sharing information with third parties or storing sensitive information), which could materially and adversely affect our profitability and could reduce income from certain business initiatives.

We publicly post policies and documentation regarding our practices concerning the processing of data. This publication of our privacy policy and other documentation that provide promises and assurances about privacy and security is required by applicable law and can subject us to proceedings and actions brought by data protection authorities, government entities, or others (including, potentially, in class action proceedings brought by individuals) if our policies are alleged to be deceptive, unfair, or misrepresentative of our actual practices. Although we endeavor to comply with our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so.

We are subject to the GLBA and implementing regulations and guidance. Among other things, the GLBA (i) imposes certain limitations on the ability to share consumers’ nonpublic personal information with nonaffiliated third parties and (ii) requires certain disclosures to consumers about information collection, sharing, and security practices and their right to “opt out” of the institution’s disclosure of their personal financial information to nonaffiliated third parties (with certain exceptions). Privacy requirements, including notice and opt out requirements, under the GLBA and the FCRA are enforced by the FTC and by the CFPB through UDAAP laws and regulations, and are a standard component of CFPB examinations. State entities also may initiate actions for alleged violations of privacy or security requirements under state law.

Furthermore, an increasing number of state, federal, and international jurisdictions have enacted, or are considering enacting, privacy laws, such as the CCPA, which became effective on January 1, 2020, and the General Data Protection Regulation (“GDPR”), which regulates the collection and use of personal information of data subjects in the EU and the European Economic Area. The CCPA gives residents of California expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used, and also provides for civil penalties for violations and private rights of action for data breaches. Meanwhile, the GDPR provides data subjects with greater control over the collection and use of their personal information (such as the “right to be forgotten”) and has specific requirements relating to cross-border transfers of personal information to certain jurisdictions, including to the United States, with fines for noncompliance of up to the greater of 20 million euros or up to 4% of the annual global revenue of the noncompliant company. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. The CCPA, CPRA, GDPR, and any other applicable state, federal, and international privacy laws, may increase our compliance costs and potential liability.

Our failure, or the failure of any third party with whom we work, to comply with privacy and data protection laws could result in potentially significant regulatory investigations and government actions, litigations, fines, or sanctions, consumer, funding source, bank partner, or merchant actions, and damage to our reputation and brand, all of which could have a material adverse effect on our business. Complying with privacy and data protection laws and regulations may cause us to incur substantial operational costs or require us to change our business practices. We may not be successful in our efforts to achieve compliance either due to internal or external factors, such as resource allocation limitations or a lack of vendor cooperation. We have in the past, and may in the future, receive complaints or notifications from third parties alleging that we have violated applicable privacy and data protection laws and regulations. Non-compliance could result in proceedings against us by governmental entities, consumers, data subjects, or others. We may also experience difficulty retaining or obtaining new consumers in these jurisdictions due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these consumers pursuant to the terms set forth in our engagements with them.

As we continue to expand our operations internationally, we may become subject to various foreign privacy and data protection laws and regulations, which may in some cases be more stringent than the requirements in the jurisdictions in which we currently operate. Because the interpretation and application of many privacy and data protection laws are uncertain, it is possible that these laws may be interpreted and applied in a manner that is inconsistent with our existing data management practices or the features of our products and services. If so, in addition to the possibility of fines, lawsuits, regulatory investigations, and other claims and penalties, we could be required to change our business activities and practices or modify our products or services, any of which could have an adverse effect on our business. Any claims regarding our inability to adequately address privacy and security concerns, even if unfounded, or to comply with applicable privacy and data security laws, regulations, contractual requirements, and policies, could result in additional cost and liability to us, damage our reputation, and adversely affect our business. Privacy and data security concerns, whether valid or not, may inhibit market adoption of our products and services, particularly in certain industries and jurisdictions. If we are not able to quickly adjust to changing laws, regulations, and standards related to the internet, our business may be harmed.

We have a pass-through federal obligation to comply with anti-money laundering and anti-terrorism financing laws, and failure to comply with this obligation could have significant adverse consequences for us.

We maintain an enterprise-wide program designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the Patriot Act. This program includes policies, procedures, processes, and other internal controls designed to identify, monitor, manage, and mitigate the risk of money laundering and terrorist financing. These controls include procedures and processes to detect and report potentially suspicious transactions, perform consumer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. We are required to maintain this program under our agreements with our originating bank partners, and certain state regulatory agencies have intimated they expect the program to be in place and followed. We cannot provide any assurance that our programs and controls will be effective to ensure compliance with all applicable anti-money laundering and anti-terrorism financing laws and regulations we are required to comply with, and our failure to comply with these laws and regulations could result in a breach and termination of our agreements with our originating bank partners or criticism by state governmental agencies, which would have a material adverse effect on our business, results of operations, financial condition, and future prospects.

If we were found to be operating without having obtained necessary state or local licenses, it could adversely affect our business, results of operations, financial condition, and future prospects.

Certain states have adopted laws regulating and requiring licensing, registration, notice filing, or other approval by parties that engage in certain activity regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing, registration, notice filing, or other approval for consumer debt collection or servicing, and/or purchasing or selling consumer loans. We have also received inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. The application of some consumer financial licensing laws to our platform and the related activities it performs is unclear. In addition, state licensing requirements may evolve over time, including, in particular, recent trends toward increased licensing requirements and regulation of parties engaged in loan solicitation activities. If we were found to be in violation of applicable state licensing requirements by a court or a state, federal, or local enforcement agency, or agree to resolve such concerns by voluntary agreement, we could be subject to or agree to pay fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties, and other penalties or consequences, and the loans facilitated through our platform could be rendered void or unenforceable in whole or in part, any of which could have an adverse effect on the enforceability or collectability of the loans facilitated through our platform. For example, in July 2020, we entered into a consent agreement with the Massachusetts Department of Banking to resolve potential concerns regarding state law applicability in connection with a license application submitted by us and obtained certain licenses. We also entered into a settlement agreement with the West Virginia’s Attorney General’s office in July 2020 regarding state law applicability with respect to licensing requirements and interest rates.

If we fail to comply with applicable requirements for our high-yield savings account product, our customers’ deposits may not qualify for FDIC insurance and they may withdraw their funds, which could adversely affect our brand, business, results of operations, financial condition, and future prospects.

We offer an FDIC-insured, interest-bearing savings account, which is provided by Cross River Bank, on the Affirm app. Under the terms of our program agreement with Cross River Bank as well as the deposit account agreements between participating consumers and Cross River Bank, the savings account is opened and maintained by Cross River Bank. We act as the service provider to, among other things, facilitate communication between consumers and Cross River Bank via the Affirm app. We believe our savings account program, including applicable records maintained by us and Cross River Bank, complies with all applicable requirements for each participating consumer’s deposits to be covered by FDIC insurance, up to the applicable maximum deposit insurance amount. However, if the FDIC were to disagree (e.g., because we and Cross River Bank have not adequately evidenced participating consumers’ ownership of each account), the FDIC might not recognize consumers’ claims as covered by deposit insurance in the event Cross River Bank fails and enters receivership proceedings under the Federal Deposit Insurance Act (“FDIA”). If the FDIC were to determine that consumers’ claims as covered by deposit insurance, or if Cross River Bank were to actually fail and enter receivership proceedings under the FDIA (regardless of whether the deposits are covered by FDIC insurance), participating consumers may withdraw their funds, which could adversely affect our brand, business, results of operations, financial condition, and future prospects.

We also must abide by the terms of the deposit account program agreement with Cross River Bank, failure of which could lead Cross River Bank to terminate the savings account program. If Cross River Bank terminated our savings account program and we were unable to find another bank partner, we may have to close our savings account program, which could adversely affect our brand, business, results of operations, financial condition, and future prospects.

We have been in the past and may in the future be subject to federal and state regulatory inquiries and general litigation regarding our business.

We have, from time to time in the normal course of our business, received, and may in the future receive or be subject to, inquiries or investigations by state and federal regulatory agencies and bodies such as the CFPB, state attorneys general, state financial regulatory agencies, and other state or federal agencies or bodies regarding our platform, including the origination and servicing of consumer loans, practices by merchants or other third parties, and licensing and registration requirements. Any such inquiries or investigations could involve substantial time and expense to analyze and respond to, could divert management’s attention and other resources from running our business, and could lead to public enforcement actions or lawsuits, or result in fines, penalties, injunctive relief, consumer remediation, increased compliance costs, limit the ability to offer certain products or services or engage in certain business practices, damage our reputation, or result in the need to obtain additional licenses that we do not currently possess. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation, lead to additional investigations and enforcement actions from other agencies or litigants, and further divert management attention and resources from the operation of our business. As a result, the outcome of legal and regulatory actions arising out of any state or federal inquiries we receive could be material to and/or have an adverse effect on our business, results of operations, financial condition, future prospects, and cash flows.

While certain of our consumer agreements contain arbitration provisions with class action waiver provisions that may limit our exposure to consumer class action litigation, there can be no assurance that we will be successful in enforcing these arbitration provisions, including the class action waiver provisions, in the future or in any given case. Legislative, administrative, or regulatory developments may directly or indirectly prohibit or limit the use of pre-dispute arbitration clauses and class action waiver provisions. Any such prohibitions or limitations on or discontinuation of the use of, such arbitration or class action waiver provisions could subject us to additional lawsuits, including additional consumer class action litigation, and significantly limit our ability to avoid exposure from consumer class action litigation.

Regulatory agencies and consumer advocacy groups are becoming more aggressive in asserting “disparate impact” claims, particularly with respect to credit models that utilize machine learning or other automated underwriting.

Antidiscrimination statutes, such as the ECOA, prohibit creditors from discriminating against loan applicants and consumers on the basis of race, color, religion, national origin, sex, marital status or age or because an applicant receives income from a public assistance program or has in good faith exercised any right under the Consumer Credit Protection Act.

We face the risk that one or more of the variables included in our loan decisioning model may be invalidated under the disparate impact test, which would require us to revise the loan decisioning model in a manner that might generate lower approval rates or higher credit losses. In addition, our use of machine learning in our models could inadvertently result in a “disparate impact” on protected groups. Although we proactively monitor and test our models for such a disparate impact, we may be unable to identify and eliminate all practices or variables causing the disparate impact.

Risks Related to our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who hold shares of our Class B common stock, including our executive officers, employees and directors and their affiliates. This limits or precludes your ability to influence corporate matters.

Our Class B common stock has 15 votes per share, whereas our Class A common stock has one vote per share. Because of the 15-to-1 voting ratio between our Class B common stock and our Class A common stock, as of the completion of our initial public offering in January 2021, the holders of our outstanding Class B common stock beneficially owned, in the aggregate, shares representing approximately 93.7% of the voting power of our outstanding capital stock, and our executive officers, directors, holders of more than 5% of our outstanding capital stock and their affiliates beneficially owned, in the aggregate, shares representing approximately 66.7% of the voting power of our outstanding capital stock. Because the holders of our Class B common stock collectively hold significantly more than a majority of the combined voting power of our capital stock, such holders, acting together, control all matters submitted to our stockholders for approval.

As a result, for the foreseeable future, holders of our Class B common stock will continue to have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders. These holders of our Class B common stock may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. This control may adversely affect the trading price of our Class A common stock.

Further, as of the completion of our initial public offering in January 2021, Max Levchin, our Founder, Chairman and Chief Executive Officer, had voting control over approximately 19.8% of the voting power of our outstanding capital stock. As a stockholder, Mr. Levchin is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.

Transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, except certain transfers to entities, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and certain other transfers described in our amended and restated certificate of incorporation. In addition, all shares of Class B common stock will automatically convert into shares of Class A common stock on the earliest of (i) the seven-year anniversary of January 15, 2021, (ii) the date immediately following an annual meeting of our stockholders if neither Max Levchin, our Founder, Chairman and Chief Executive Officer, nor Nellie Levchin, Mr. Levchin’s spouse, is then serving as one of our officers, employees, directors or consultants, and neither Mr. Levchin or Mrs. Levchin has served in such capacities in the six months prior to such date, (iii) the date on which Mr. Levchin and Mrs. Levchin, together with their permitted transferees, cease to beneficially own in the aggregate at least 50% of the number of shares of capital stock beneficially owned by such holders in the aggregate on January 15, 2021, or (iv) the death or incapacity of the last to die or become incapacitated of Mr. Levchin or Mrs. Levchin, subject to extension for a total period of no longer than nine months from such incapacitation or death if approved by a majority of the independent directors then in office. Conversions of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, one or more of our existing stockholders retains a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, control a majority of the combined voting power of our outstanding capital stock.

Our dual class structure may depress the trading price of our Class A common stock.

We cannot predict whether our dual class structure will result in a lower or more volatile market price of our Class A common stock or in adverse publicity or other adverse consequences. For example, certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. S&P Dow Jones and FTSE Russell have announced changes to their eligibility criteria for inclusion of shares of public companies on certain indices, including the S&P 500. These changes exclude companies with multiple classes of shares of common stock from being added to these indices. In addition, several stockholder advisory firms have announced their opposition to the use of multiple class structures. As a result, the dual class structure of our common stock may prevent the inclusion of our Class A common stock in these indices and may cause stockholder advisory firms to publish negative commentary about our corporate governance practices or otherwise seek to cause us to change our capital structure. Any such exclusion from indices could result in a less active trading market for our Class A common stock. Any actions or publications by stockholder advisory firms critical of our corporate governance practices or capital structure could also adversely affect the value of our Class A common stock.

The market price of our Class A common stock may be volatile, which could cause the value of your investment to decline.

The market price of our Class A common stock may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, and political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance. In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including variations in our quarterly or annual results of operations, additions or departures of key management personnel, the loss of Cross River Bank as an originating bank partner or key funding sources or merchants, and changes in our earnings estimates (if provided). Also, the publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry, adverse announcements by us or others and developments affecting us, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, actions by institutional stockholders, and increases in market interest rates that may lead investors in our shares to demand a higher yield, could result in the significant decrease of the market price of shares of our Class A common stock.

These broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general has, from time to time, experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. Such litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

We incur increased costs and have become subject to additional regulations and requirements as a result of becoming a public company, and our management is required to devote substantial time to new compliance matters, which could lower profits and make it more difficult to run our business.

We completed our initial public offering of shares of our Class A common stock on January 15, 2021. As a public company, we incur significant legal, accounting, reporting, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements and costs of recruiting and retaining non-employee directors. We also have incurred, and will continue to incur, costs associated with compliance with the rules and regulations of the SEC, the listing requirements of Nasdaq, and various other costs of a public company. These rules and regulations have increased our legal and financial compliance costs and may make some activities more time-consuming and costly. Our management devotes a substantial amount of time to ensure that we comply with all of these requirements. These laws and regulations also could make it more difficult and costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult to attract and retain qualified persons to serve on our board of directors and board committees and serve as executive officers.

Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our Class A common stock, fines, sanctions, and other regulatory action and potentially civil litigation.

Failure to comply with the requirements to design, implement, and maintain effective internal controls could have an adverse effect on our business and stock price of our Class A common stock.

As a public company, we will have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environment and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

If we are unable to establish and maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, beginning with our second annual report following our initial public offering, we will be required pursuant to SEC rules to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in internal control over financial reporting. In addition, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to the SEC rules commencing the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” (as defined in the JOBS Act). See “— We are an ‘emerging growth company,’ as defined under the federal securities laws, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.” Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the SEC rules or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could cause the price of our Class A common stock to decline and could subject us to investigation or sanctions by the SEC.

We are an “emerging growth company,” as defined under the federal securities laws, and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Securities Act, and we intend to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, among other things, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, an extended transition period provided in the Securities Act for complying with new or revised accounting standards, and reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding stockholder advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. As a result, our stockholders may not have access to certain information that they may deem important. If some investors find our Class A common stock less attractive as a result, our stock price may be more volatile, and the price of our Class A common stock may decline.
We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering, (ii) the last day of the fiscal year in which we have total annual gross revenues of at least $1.07 billion, (iii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period and (iv) the date on which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior December 31st. In January 2021, Affirm Asset Securitization Trust 2021-A launched an offering of $500.0 million of fixed-rate asset-backed notes. The offering is expected to be completed, and the notes are expected to be issued, in February 2021, subject to the satisfaction of certain conditions. Upon the successful completion of the offering, we may be deemed to have issued more than $1.0 billion in non-convertible debt during the three-year period preceding the date of completion. Accordingly, if the offering is successfully completed, we expect to no longer be an emerging growth company as of the date of completion and expect to thereafter no longer be entitled to take advantage of the exemptions from various reporting requirements applicable to emerging growth companies.

Sales, directly or indirectly, of a substantial amount of our Class A common stock in the public markets by our existing security holders may cause the price of our Class A common stock to decline.

The price of our Class A common stock could decline if there are substantial sales of our Class A common stock, particularly sales by our directors, executive officers, and significant stockholders, or if there is the perception that these sales could occur. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold, and may take, or attempt to take, steps to sell, directly or indirectly, their shares or otherwise secure, or limit the risk to, the value of their unrecognized gains on those shares.

Prior to our initial public offering, substantially all of the holders of our securities entered into market standoff agreements with us restricting the sale of any shares of our common stock or entered into lock-up agreements under which they agreed, subject to certain exceptions, not to sell any shares of our common stock until up to the tenth trading day after the date on which we announce our results of operations for the three months ending March 31, 2021. However, a portion of the shares held by our non-officer current and former employees, consultants and independent contractors were automatically released from those lockup agreements and market standoff restrictions on February 16, 2021. In addition, with respect to such holders who are directors, officers, greater than 1% stockholders and other stockholders, 10% of the aggregate number of outstanding shares of Class A common stock and Class B common stock and shares underlying vested equity awards, or held by trusts for the benefit of such holder or of an immediate family member or affiliate of such holder, and calculated as of the date of release, will be automatically released prior to the opening of trading on the first date (i) that is no earlier than the third trading day after February 26, 2021 (the “Early Expiration Threshold Date”), and (ii) when the last reported closing price of our Class A common stock was at least $65.17 for 10 out of any 15 consecutive trading days ending on or after the Early Expiration Threshold Date (which 15 trading day period may begin prior to or after the Early Expiration Threshold Date), including the last day of such 15 day trading period, unless we elect that no such early release date will occur; provided that if such release date occurs within a regular quarterly trading black-out period under our insider trading policy, the above referenced early release date will be the third trading day immediately following the first date that we are no longer in a black-out period. In addition, certain of the underwriters for our initial public offering may, in their discretion, permit our stockholders to sell shares prior to the expiration of the restrictive provisions contained in these market standoff agreements or lockup agreements.

Certain of our stockholders have rights, subject to some conditions, including the terms of the lock-up agreements with the underwriters, to require us to file registration statements covering their shares that we may file for ourselves or our stockholders. In addition, as of December 31, 2020, we had stock options and restricted stock units outstanding that, if fully exercised or settled, would result in the issuance of an aggregate of 49,609,315 shares of our Class A common stock. All of the shares of our Class A common stock issuable upon the exercise of stock options and settlement of restricted stock units, and the shares reserved for future issuance under our equity incentive plans, will be registered for public resale under the Securities Act.

The issuance by us of additional equity securities may dilute your ownership and adversely affect the market price of our Class A common stock.

Our amended and restated certificate of incorporation authorizes us to issue additional shares of Class A common stock and rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any Class A common stock that we issue, including under any equity incentive plans that we may adopt in the future, will dilute your percentage ownership.
In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A common stock or securities convertible into shares of our Class A common stock or offering debt or other securities. We could also issue shares of our Class A common stock or securities convertible into our Class A common stock or debt or other securities in connection with acquisitions or other strategic transactions. Issuing additional shares of our Class A common stock or securities convertible into shares of our Class A common stock or debt or other securities may dilute the economic and voting rights of our existing stockholders and would likely reduce the market price of our Class A common stock. Upon liquidation, holders of debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution on our distributable assets prior to the holders of our common stock. Debt securities convertible into equity securities could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distribution or preferences with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, and nature of our future offerings. As a result, holders of our Class A common stock bear the risk that our future offerings may reduce the market price of our Class A common stock and dilute their stockholdings in us.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends for the foreseeable future.

Delaware law and certain provisions of our amended and restated certificate of incorporation and amended and restated bylaws could make a merger, tender offer, or proxy contest difficult, thereby adversely affecting the market price of our common stock.

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law (the “DGCL”) may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•our dual class common stock structure, which provides holders of our Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding common stock;
•our board of directors is classified into three classes of directors with staggered three-year terms and directors may only able to be removed from office for cause;
•certain amendments to our amended and restated certificate of incorporation require the approval of 66 2/3% of the then-outstanding voting power of our capital stock;
•our amended and restated bylaws provide that the affirmative vote of 66 2∕3% of the then-outstanding voting power of our capital stock, voting as a single class, is required for stockholders to amend or adopt any provision of our bylaws;
•our stockholders may only take action at a meeting of stockholders and not by written consent;
•vacancies on our board of directors may be filled only by our board of directors and not by stockholders;
•no provision in our amended and restated certificate of incorporation or amended and restated bylaws provides for cumulative voting, which limits the ability of minority stockholders to elect director candidates;
•only our chairman of the board of directors, our chief executive officer, or a majority of the board of directors are authorized to call a special meeting of stockholders;
•our amended and restated bylaws provide that certain litigation against us can only be brought in Delaware;
•nothing in our amended and restated certificate of incorporation precludes future issuances without stockholder approval of the authorized but unissued shares of our Class A common stock;
•our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of our capital stock; and
•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.
These anti-takeover defenses could discourage, delay or prevent a transaction involving a change in control of our company. These provisions could also discourage proxy contests and make it more difficult for stockholders to elect directors of their choosing and to cause us to take other corporate actions they desire, any of which, under certain circumstances, could limit the opportunity for our stockholders to receive a premium for their shares of our

Class A common stock, and could also affect the price that some investors are willing to pay for our Class A common stock.

Our amended and restated bylaws contain exclusive forum provisions for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated bylaws, to the fullest extent permitted by law, provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware. As described below, this provision does not apply to suits brought to enforce any duty or liability created by the Securities Act or Exchange Act, or rules and regulations thereunder.

Moreover, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder and our amended and restated bylaws provide that the federal district courts of the United States of America will, to the fullest extent permitted by law, be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act. Our decision to adopt such a federal forum provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that our federal forum provision should be enforced in a particular case, application of our federal forum provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.

Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder and our amended and restated bylaws provide that neither the exclusive forum provision nor our federal forum provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court. Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities is deemed to have notice of and consented to our exclusive forum provisions, including the federal forum provision. Additionally, our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees and agents. Alternatively, if a court were to find the choice of forum provision contained in our amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

If securities and industry analysts publish inaccurate or unfavorable research about our business, the stock price and trading volume of our Class A common stock could decline.

The market price and trading volume of our Class A common stock depends, in part, on the research and reports that securities and industry analysts publish about us and our business. We do not have control over these analysts. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the stock price of our Class A common stock would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause the stock price and trading volume of our Class A common stock to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

During the fiscal quarter ended December 31, 2020, we granted under our Amended and Restated 2012 Stock Plan 7,355,150 restricted stock units to be settled in shares of our Class A common stock. We believe these transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act, or Regulation D promulgated thereunder, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

Use of Proceeds

On January 15, 2021, we closed our initial public offering of 28,290,000 shares of our Class A common stock at an offering price of $49.00 per share, including 3,690,000 shares pursuant to the exercise of the underwriters’ option to purchase additional shares of our Class A common stock, resulting in proceeds, before expenses, to us of approximately $1.3 billion. All of the shares issued and sold in our initial public offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-250184), which was declared effective by the SEC on January 12, 2021. Morgan Stanley & Co. LLC, Goldman Sachs & Co. LLC, Allen & Company LLC, Barclays Capital Inc., Credit Suisse Securities (USA) LLC, RBC Capital Markets, LLC, Truist Securities, Inc., Deutsche Bank Securities Inc. and Siebert Williams Shank & Co., LLC acted as underwriters for the offering. We incurred offering expenses of approximately $6.1 million. Upon completion of the sale of the shares of our Class A common stock referenced in the preceding sentences, the initial public offering terminated.

We used approximately $94.5 million of the net proceeds from our initial public offering to satisfy the tax withholding and remittance obligations related to the settlement of our outstanding RSUs in connection with the offering. There has been no material change in the planned use of proceeds from our initial public offering from that disclosed in the final prospectus for the offering dated as of January 12, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on January 14, 2021.

No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates in connection with the issuance and sale of the securities registered.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39888	3.1	January 15, 2021
3.2	Amended and Restated Bylaws	8-K	001-39888	3.2	January 15, 2021
10.1	Form of Indemnification Agreement between the Company and its directors and officers	S-1	333-250184	10.1	November 18, 2020
10.2+	Amended and Restated 2012 Stock Plan and related form agreements	S-1/A	333-250184	10.2	November 20, 2020
10.3+	2020 Employee Stock Purchase Plan	S-1/A	333-250184	10.3	November 20, 2020
10.4*	Second Amended and Restated Loan Program Agreement, dated as of November 1, 2020, by and between Affirm, Inc. and Cross River Bank	S-1/A	333-250184	10.4	December 22, 2020
10.5*	Second Amended and Restated Loan Sale Agreement, dated as of November 1, 2020, by and between Affirm, Inc. and Cross River Bank	S-1/A	333-250184	10.5	November 20, 2020
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

+	Denotes management contract or compensatory plan or arrangement
*
Portions of the exhibit have been omitted as the Company has determined that: (i) the omitted information is not material; and (ii) the omitted information would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

AFFIRM HOLDINGS, INC.

Date: February 17, 2021	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Linford
Michael Linford
Chief Financial Officer
(Principal Financial Officer)