Form 10-Q
period 2021-03-31
Affirm Holdings, Inc.
filed 2021-05-17
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding

12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐     No  ☒

As of May 7, 2021, the number of shares of the registrants Class A common stock outstanding was 147,578,989 and the number of shares of the registrant's Class B common stock outstanding was 117,514,310.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q ("Form 10-Q"), as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "will," “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, events, or circumstances. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Form 10-Q and the documents that we have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investors.affirm.com), our filings with the Securities and Exchange Commission, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. The contents of our website are not incorporated into this filing. We have included our investor relations website address only as an inactive textual reference and do not intend it to be an active link to our website.

Part I - Financial Information

Item 1. Unaudited Financial Statements

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	June 30, 2020	March 31, 2021
Assets
Cash and cash equivalents	$267,059	$1,623,672
Restricted cash	61,069	183,330
Loans held for sale	4,459	12,774
Loans held for investment	1,034,312	2,195,394
Allowance for credit losses	(95,137)	(113,754)
Loans held for investment, net	939,175	2,081,640
Accounts receivable, net	59,001	66,080
Property, equipment and software, net	48,140	53,444
Goodwill and intangible assets	3,751	279,198
Commercial agreement assets	—	246,383
Other assets	19,597	219,868
Total Assets	$1,402,251	$4,766,389
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Deficit
Liabilities:
Accounts payable	$18,361	$29,005
Payable to third-party loan owners	24,998	36,523
Accrued interest payable	1,860	3,891
Accrued expenses and other liabilities	27,810	291,428
Convertible debt	74,222	—
Notes issued by securitization trusts	—	1,241,126
Funding debt	817,926	760,395
Total liabilities	965,177	2,362,368
Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.00001 par value, 124,453,009 and 30,000,000 shares authorized as of June 30, 2020 and March 31, 2021, respectively; 122,115,971 and no shares issued and outstanding as of June 30, 2020 and March 31, 2021, respectively; liquidation preference of $809,032 and nil as of June 30, 2020 and March 31, 2021, respectively	804,170	—
Stockholders’ (deficit) equity:
Common stock, $0.00001 par value, 232,000,000 and no shares authorized as of June 30, 2020 and March 31, 2021, respectively; 47,684,427 and no shares issued and outstanding as of June 30, 2020 and March 31, 2021, respectively	—	—
Class A common stock, par value $0.00001 per share: no shares authorized, issued and outstanding as of June 30, 2020; 3,030,000,000 shares authorized, 147,773,275 shares issued and outstanding as of March 31, 2021	—	2
Class B common stock, par value $0.00001 per share: no shares authorized, issued and outstanding as of June 30, 2020; 140,000,000 shares authorized, 116,884,843 shares issued and outstanding as of March 31, 2021	—	1
Additional paid in capital	80,373	3,134,145
Accumulated deficit	(447,167)	(734,873)
Accumulated other comprehensive (loss) gain	(302)	4,746
Total stockholders’ (deficit) equity	(367,096)	2,404,021
Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ (Deficit) Equity	$1,402,251	$4,766,389

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

	June 30, 2020	March 31, 2021
Assets of consolidated VIEs, included in total assets above
Restricted cash	$28,788	$138,656
Loans held for investment	935,085	1,914,979
Allowance for credit losses	(87,467)	(103,390)
Loans held for investment, net	847,618	1,811,589
Accounts receivable, net	8,146	8,209
Other assets	3,345	4,238
Total assets of consolidated VIEs	$887,897	$1,962,692
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$492	$1,772
Accrued interest payable	1,732	3,762
Accrued expenses and other liabilities	565	4,648
Notes issued by securitization trusts	—	1,241,126
Funding debt	817,926	701,231
Total liabilities of consolidated VIEs	820,715	1,952,539
Total net assets	$67,182	$10,153

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
Revenue
Merchant network revenue	$67,350	$97,999	$171,503	$290,894
Virtual card network revenue	5,930	13,809	16,641	30,587
Total network revenue	73,280	111,808	188,144	321,481
Interest income	52,372	94,530	137,613	222,624
Gain on sales of loans	9,866	16,350	20,329	47,344
Servicing income	2,755	7,977	10,110	17,235
Total Revenue, net	$138,273	$230,665	$356,196	$608,684
Operating Expenses
Loss on loan purchase commitment	$43,519	$62,054	$106,141	$195,690
Provision for credit losses	82,216	(1,063)	137,238	40,389
Funding costs	8,204	14,665	24,499	37,077
Processing and servicing	13,678	21,335	35,025	51,635
Technology and data analytics	33,654	98,728	90,634	174,130
Sales and marketing	7,108	57,549	19,978	119,243
General and administrative	31,399	146,853	89,791	220,042
Total Operating Expenses	219,778	400,121	503,306	838,206
Operating Loss	$(81,505)	$(169,456)	$(147,110)	$(229,522)
Other income, net	(4,022)	(77,773)	(19)	(48,088)
Loss Before Income Taxes	$(85,527)	$(247,229)	$(147,129)	$(277,610)
Income tax expense (benefit)	93	(70)	282	105
Net Loss	$(85,620)	$(247,159)	$(147,411)	$(277,715)
Excess return to preferred stockholders on repurchase	—	—	(13,205)	—
Net Loss Attributable to Common Stockholders	$(85,620)	$(247,159)	$(160,616)	$(277,715)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$(874)	$2,829	$(864)	$5,048
Net Other Comprehensive Income (Loss)	(874)	2,829	(864)	5,048
Comprehensive Loss	$(86,494)	$(244,330)	$(148,275)	$(272,667)
Per share data:
Net loss per share attributable to common stockholders for Class A and Class B:
Basic	$(1.80)	$(1.06)	$(3.35)	$(2.27)
Diluted	$(1.80)	$(1.06)	$(3.35)	$(2.48)
Weighted average common shares outstanding:
Basic	47,435,554	233,309,590	47,974,768	122,161,508
Diluted	47,435,554	233,309,590	47,974,768	123,329,359

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ DEFICIT
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of June 30, 2019	122,653,704	$798,074	47,078,208	$—	$54,824	$(318,238)	$—	$(263,414)
Issuance of common stock	—	—	213,770	—	743	—	—	743
Repurchases of common stock	—	—	(63,719)	—	—	(865)	—	(865)
Issuance of redeemable convertible preferred stock, net of issuance costs of $20	1,175,872	15,481	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	9,323	—	—	9,323
Foreign currency translation adjustments	—	—	—	—	—	—	25	25
Net loss	—	—	—	—	—	(30,795)	—	(30,795)
Balance as of September 30, 2019	123,829,576	$813,555	47,228,259	$—	$64,890	$(349,898)	$25	$(284,983)
Issuance of common stock	—	$—	1,485,298	—	478	—	—	478
Repurchases of common stock	—	—	(1,385,879)	—	(2,123)	(15,467)	—	(17,590)
Repurchases of redeemable convertible preferred stock	(1,713,605)	(9,385)	—	—	(13,205)	—	—	(13,205)
Stock-based compensation	—	—	—	—	9,155	—	—	9,155
Foreign currency translation adjustments	—	—	—	—	—	—	(15)	(15)
Net loss	—	—	—	—	—	(30,996)	—	(30,996)
Balance as of December 31, 2019	122,115,971	$804,170	47,327,678	$—	$59,195	$(396,361)	$10	$(337,156)
Issuance of common stock	—	$—	249,861	—	552	—	—	552
Repurchases of common stock	—	—	(45,500)	—	(400)	—	—	(400)
Stock-based compensation	—	—	—	—	8,462	—	—	8,462
Foreign currency translation adjustments	—	—	—	—	—	—	(874)	(874)
Net loss	—	—	—	—	—	(85,620)	—	(85,620)
Balance as of March 31, 2020	122,115,971	$804,170	47,532,039	$—	$67,809	$(481,981)	$(864)	$(415,036)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ DEFICIT, CONT.
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	122,115,971	$804,170	47,684,427	$—	$80,373	$(447,167)	$(302)	$(367,096)
Issuance of common stock upon exercise of stock options	—	—	388,246	—	1,741	—	—	1,741
Repurchases of common stock	—	—	(115,625)	—	(584)	—	—	(584)
Issuance of redeemable convertible preferred stock, net of issuance costs of $440	21,824,141	434,434	—	—	—	—	—	—
Vesting and exercise of warrants for common stock	—	—	5,074,398	—	67,645	—	—	67,645
Stock-based compensation	—	—	—	—	7,175	—	—	7,175
Conversion of convertible debt	4,444,321	88,559	—	—	(42,124)	—	—	(42,124)
Effects of adoption of new accounting standards	—	—	—	—	—	(9,980)	—	(9,980)
Foreign currency translation adjustments	—	—	—	—	—	—	405	405
Net loss	—	—	—	—	—	(3,946)	—	(3,946)
Balance as of September 30, 2020	148,384,433	$1,327,163	53,031,446	$—	$114,226	$(461,093)	$103	$(346,764)
Issuance of common stock upon exercise of stock options	—	—	6,220,024	—	21,676	—	—	21,676
Repurchases of common stock	—	—	(12,100)	—	(199)	—	—	(199)
Issuance of redeemable convertible preferred stock, net of issuance costs of $143	12,546	108	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,774	—	—	6,774
Foreign currency translation adjustments	—	—	—	—	—	—	1,814	1,814
Net loss	—	—	—	—	—	(26,610)	—	(26,610)
Balance as of December 31, 2020	148,396,979	$1,327,271	59,239,370	$—	$142,477	$(487,703)	$1,917	$(343,309)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ DEFICIT, CONT.
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Deficit
	Shares	Amount	Shares[1]	Amount
Balance as of December 31, 2020	148,396,979	$1,327,271	59,239,370	$—	$142,477	$(487,703)	$1,917	$(343,309)
Conversion of redeemable convertible preferred stock	(148,396,979)	(1,327,271)	148,396,979	2	1,327,269	(11)	—	1,327,260
Issuance of common stock upon initial public offering, net of issuance costs of $6,746	—	—	28,290,000	1	1,305,301	—	—	1,305,302
Issuance of common stock upon exercise of stock options	—	—	4,721,033	—	19,819	—	—	19,819
Issuance of common stock upon exercise of warrants	—	—	15,577,185	—	203,511	—	—	203,511
Issuance of common stock for acquisition	—	—	6,209,806	—	117,023	—	—	117,023
Vesting of restricted stock units	—	—	2,225,411	—	—	—	—	—
Repurchases of common stock	—	—	(1,666)	—	(3)	—	—	(3)
Stock-based compensation	—	—	—	—	146,314	—	—	146,314
Tax withholding for stock-based compensation	—	—	—	—	(127,566)	—	—	(127,566)
Foreign currency translation adjustments	—	—	—	—	—	—	2,829	2,829
Net loss	—	—	—	—	—	(247,159)	—	(247,159)
Balance as of March 31, 2021	—	$—	264,658,118	$3	$3,134,145	$(734,873)	$4,746	$2,404,021

The accompanying notes are an integral part of these interim condensed consolidated financial statements.
1 The share amounts listed above combine common stock, Class A common stock and Class B common stock.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2020	2021
Cash Flows from Operating Activities
Net Loss	$(147,411)	$(277,715)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	137,238	40,389
Amortization of premiums and discounts on loans, net	(20,668)	(60,705)
Gain on sales of loans	(20,329)	(47,344)
Changes in fair value of servicing assets and liabilities	(706)	(2,733)
Changes in fair value and extinguishment of convertible debt derivative	—	(30,106)
Change in fair value of residual trust certificates	—	(350)
Change in fair value of contingent consideration	—	78,499
Amortization of commercial agreement assets	—	50,097
Amortization of debt issuance costs	1,661	3,675
Stock-based compensation	24,589	152,471
Depreciation and amortization	7,421	12,092
Income tax expense (benefit)	282	105
Impairment of right of use assets	—	11,141
Loss on disposal of property, equipment and software	—	4,563
Other	(862)	2,354
Purchases of loans held for sale	(1,635,950)	(1,640,672)
Proceeds from the sale of loans held for sale	1,575,767	1,599,554
Change in operating assets and liabilities:
Accounts receivable, net	(4,013)	(6,461)
Other assets	24,475	(208,798)
Accrued interest payable	793	2,535
Accounts payable	1,564	4,064
Accrued expenses and other liabilities	7,054	128,602
Payable to third-party loan owners	6,240	11,526
Net Cash Used in Operating Activities	(42,855)	(173,217)
Cash Flows from Investing Activities
Purchases of loans held for investment	(2,033,286)	(4,007,881)
Origination of loans	—	(305,953)
Proceeds from the sale of loans	211,703	348,195
Principal repayments of loans	1,607,887	3,002,351
Acquisition, net of cash and restricted cash acquired	—	(104,776)
Acquisition of commercial agreement assets	—	(25,900)
Additions to property, equipment and software	(18,704)	(12,414)
Net Cash Used in Investing Activities	(232,400)	(1,106,378)
Cash Flows from Financing Activities
Proceeds from funding debt	1,528,747	2,413,905
Payment of debt issuance costs	(1,383)	(11,266)
Principal repayments of funding debt	(1,329,160)	(2,555,699)
Proceeds from issuance of notes and residual trust certificates by securitization trusts	—	1,396,229
Principal repayments of notes issued by securitization trusts	—	(144,503)
Proceeds from issuance of redeemable convertible preferred stock, net	15,481	434,542
Repurchases of redeemable convertible preferred stock	(22,591)	—
Conversion of redeemable convertible preferred stock	—	(13)
Proceeds from initial public offering, net	—	1,305,301
Proceeds from exercise of common stock options and warrants	1,775	43,815
Repurchases of common stock	(18,854)	(786)
Payments of tax withholding for stock-based compensation	—	(127,566)
Net Cash Provided by Financing Activities	174,015	2,753,959
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2020	2021
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	4,510
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	(101,240)	1,478,874
Cash and cash equivalents and restricted cash, beginning of period	357,771	328,128
Cash and Cash Equivalents and Restricted Cash, end of period	$256,531	$1,807,002
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$22,072	$28,575
Cash paid for income taxes	—	81
Cash paid for operating leases	7,302	9,726
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Stock-based compensation included in capitalized internal-use software	$2,350	$7,792
Additions to property and equipment included in accrued expenses	2,213	24
Issuance of warrants in exchange for commercial agreement	—	270,579
Conversion of convertible debt	—	88,559
Issuance of common stock in connection with acquisition	—	117,023
Right of use assets obtained in exchange for operating lease liabilities	—	78,421

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

1.   Business Description

Affirm Holdings, Inc. (“Affirm”, the “Company”, “we”, “us”, or “our”), headquartered in San Francisco, California, provides consumers with a simpler, more transparent, and flexible alternative to traditional payment options. Our mission is to deliver honest financial products that improve lives. Through our technology-driven payments network and partnerships with originating banks, we enable consumers to confidently pay for a purchase over time, with terms ranging from one to sixty months. When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model, and once approved, the consumer selects their preferred repayment option. The majority of loans are funded and issued by our originating bank partners.

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

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), disclosure requirements for interim financial information, and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2020. The balance sheet as of June 30, 2020 has been derived from the audited financial statements at that date. Management believes these interim condensed consolidated financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. Certain prior period amounts have been reclassified to conform to the current period presentation.

Our interim condensed financial statements have been prepared on a consolidated basis. Under this basis of presentation, our financial statements consolidate all wholly owned subsidiaries and variable interest entities (“VIEs”), in which we have a controlling financial interest. These include various Delaware business trust entities and limited partnerships established to enter into warehouse credit agreements with certain lenders for funding debt facilities and asset-backed securitization transactions.

Our variable interest arises from contractual, ownership, or other monetary interests in the entity, which changes with fluctuations in the fair value of the entity’s net assets. We consolidate a VIE when we are deemed to be the primary beneficiary. We assess whether or not we are the primary beneficiary of a VIE on an ongoing basis.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts in the interim condensed consolidated financial statements and the accompanying notes. Material estimates that are particularly susceptible to significant change relate to determination of the variable consideration for revenue, the allowance for credit losses, capitalized software development costs, valuation allowance for deferred tax assets, convertible debt derivatives, loss on loan purchase commitment, discount on self-originated loans, the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations, the evaluation for impairment of intangible assets and goodwill, the incremental borrowing rate used in discounting our lease liabilities, and stock-based compensation. We base our estimates on historical experience, current events and other factors we believe to be reasonable under the circumstances. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results will be materially affected.

These estimates are based on information available as of the date of the interim condensed consolidated financial statements; therefore, actual results could differ materially from those estimates.

Business Combination

We use the acquisition method of accounting for business combination transactions, and, accordingly, recognize the fair values of assets acquired and liabilities assumed in our interim condensed consolidated financial statements. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value. Transaction costs related to the acquisition of the acquired company are expensed as incurred. The allocation of fair values may be subject to adjustment after the initial allocation for up to a one-year period as more information becomes available relative to the fair values as of the acquisition date. The interim condensed consolidated financial statements include the results of operations of any acquired company since the acquisition date.

Goodwill and Intangible Assets

We recognize the excess of the purchase price over the fair value of identifiable net assets acquired at the acquisition date as goodwill. Goodwill is not amortized but is reviewed for impairment annually and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We perform a quantitative goodwill impairment test by determining the fair value of the reporting unit and comparing it to the carrying value of the reporting unit. If the fair value of the reporting unit is greater than the reporting unit’s carrying value, then the carrying value of the reporting unit is deemed to be recoverable. If the carrying value of the reporting unit is greater than the reporting unit’s fair value, goodwill is impaired and written down to the reporting unit’s fair value.

Acquired intangible assets consisting of identifiable intangible assets are comprised of developed technology, merchant relationships, and trade names resulting from acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated economic lives following the pattern in which the economic benefits of the assets will be consumed, which is on a straight-line basis. Acquired intangible assets are presented net of accumulated amortization on the interim condensed consolidated balance sheets. We review the carrying amounts of intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We measure the recoverability of intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows we expect the asset to generate. If we consider any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In addition, we periodically evaluate the estimated remaining useful lives of long-lived intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization.

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

Our contracts with merchants are defined at the transaction level and do not extend beyond the service already provided (i.e., each transaction represents a separate contract). The fees collected from merchants for each transaction are determined as a percentage of the value of the goods purchased by the consumer from merchants and consider a number of factors including the end consumer’s credit risk and financing term. We do not have any capitalized contract costs, and do not carry any material contract balances.

Our service comprises a single performance obligation to merchants to facilitate transactions with consumers. From time to time, we offer merchants promotional incentives to offer incentives to promote our platform to their customers, such as fee reductions or rebates. These amounts, as well as refunds, are recorded as a reduction of revenue and netted against merchant network revenue.

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

On May 5, 2021, our largest merchant partner, Peloton, announced a voluntary recall of two of its products following a report by the U.S. Consumer Product Safety Commission released on April 17, 2021. Pursuant to ASC 606, we have revised our estimate of the variable consideration associated with revenue earned on the facilitation of transactions related to the recalled products and have recorded a reduction in revenue of $3.5 million in the current period.

Virtual Card Network Revenue — Revenue from Contracts with Customers

We have agreements with issuer processors to facilitate transactions through the issuance of virtual debit cards to be used by consumers at checkout. Consumers can apply for a virtual debit card through the Affirm app and, upon approval, receive a single-use virtual debit card to be used for their purchase online or offline at a non-integrated merchant. The non-integrated merchants are charged interchange fees by the issuer processor for virtual debit card transactions, as with all debit card purchases, and the issuer processor shares a portion of this revenue with us. We also leverage this issuer processor as a means of integrating certain merchants. Similarly, for these arrangements, the merchant is charged interchange fees by the issuer processor and the issuer processor shares a portion of this revenue with us.

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

Interest Income

We accrue interest income using the effective interest method. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the borrower involving either

Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed and any interest that would have been earned during the disputed period is retroactively accrued. As of June 30, 2020 and March 31, 2021, the balance of loans held for investment on non-accrual status was $0.3 million and $0.5 million, respectively.

The account is charged-off in the period if the account becomes 120 days past due or meets other charge-off policy requirements. Past due status is based on the contractual terms of the loans. Previously recognized interest receivable from charged-off loans that is accrued but not collected from the consumer is reversed.

Any discounts or premiums on loan receivables created upon the purchase of a loan from our originating bank partners or upon the origination of a loan are amortized into interest income over the life of the loan using the effective interest method. The amortization is presented together as interest income in the interim condensed consolidated statements of operations and comprehensive loss.

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

Customer Referral Partners

From time to time, we make payments to customer referral partners providing lead generation services for each transaction processed through our technology platform. We first evaluate whether the customer referral partner is a customer or a vendor. We consider customer referral partners as customers if we determine they are the principal to eligible merchants in providing the facilitation of credit service. We consider customer referral partners as vendors if we determine that we are the principal to eligible merchants in providing the facilitation of credit service. Payments made to customer referral partners that are not considered to be our customers are expensed as over the period of benefit and recorded in processing and servicing within our interim condensed consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

We account for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of U.S. GAAP, which requires compensation cost for the grant date fair value of stock-based awards to be recognized over the requisite service period. In addition, we made an accounting policy election to estimate the expected forfeiture rate for service-based awards and only recognize expense for those stock-based awards expected to vest. We estimate the forfeiture rate based on our historical experience with stock-based awards that are granted and forfeited prior to vesting.

The fair value of stock-based awards, granted or modified, is determined on the grant date (or modification or acquisition dates, if applicable) at fair value, using appropriate valuation techniques.

Service-Based Awards

We record stock-based compensation expense for service-based stock options and restricted stock units (“RSUs") on a straight-line basis over the requisite service period, which is generally four years.

Stock-based compensation expense for all stock-based awards is based on the grant date fair value and is recognized on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four years. The fair value of each option on the date of grant is determined using the Black Scholes-Merton option pricing model using the single-option award approach. Volatility is based on historical volatility rates obtained from comparable publicly-traded companies that operate in the same or related business as us, as there is no market or historical data for our common stock. The risk-free interest rate is determined using a U.S. Treasury rate for the period that coincides with the expected term set forth. We used the simplified method to determine an estimate of the expected term of an employee stock option.

We account for stock-based awards to non-employees, including consultants, in accordance with ASC 718, in which equity-classified awards are measured at the grant date fair value and recognized as expense in the period and manner as though we had paid cash in exchange for goods or services instead of granting a stock-based award.

Performance-Based Awards

We have granted RSUs that vest upon the satisfaction of both service-based and performance-based conditions. The service-based condition for these awards generally is satisfied over four years. The performance-based condition is satisfied upon the occurrence of a qualifying event, defined as the earlier of (i) the closing of certain specific liquidation or change in control transactions, or (ii) an IPO. We record stock-based compensation expense for performance-based equity awards and stock on an accelerated attribution method over the requisite service period, which is generally four years, and only if performance-based conditions are considered probable of being satisfied.

Prior to the IPO in January 2021, we had not recognized stock-based compensation expense as the qualifying event described above had not yet occurred and was not considered probable of occurring. With the completion of our IPO on January 15, 2021, we recognized a cumulative catch-up stock-based compensation charge of $65.1 million associated with the vesting of RSUs for which the service-based condition had been met prior to the IPO. Stock-based compensation expense related to remaining service-based awards after the IPO is recorded over the remaining requisite service period.

Upon exercise or vesting of a stock-based award, if the tax deduction exceeds the compensation cost that was previously recorded for financial statement purposes, this will result in an excess tax benefit.

Market-Based Awards

We have granted stock option awards with service-based and performance-based vesting conditions, with market-based conditions that are incorporated into the grant date fair value. The stock option awards are earned as a result of satisfying the performance-based conditions and become vested and exercisable upon satisfying the service-based conditions. We determined the grant date fair value of these awards by utilizing a Monte Carlo simulation model that incorporates the possibility that the market-based conditions may not be satisfied. The Monte Carlo simulation also incorporates assumptions including expected stock price volatility, expected term, and risk-free interest rates. We estimate the volatility of common stock on the date of grant based on the weighted-average historical stock price volatility of comparable publicly-traded companies in our industry group. We estimate the expected term of the award based on various exercise scenarios. The risk-free interest rate is determined using a U.S. Treasury rate for the period that coincides with the expected term set forth. The grant date and service inception date of the stock option awards is the date of Affirm's IPO, or January 13, 2021.

We record stock-based compensation expense for market-based equity awards such as RSUs and stock options on an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied.

Recently Adopted Accounting Standards

As of March 31, 2021, we no longer qualify as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are no longer entitled to take advantage of the exemptions from various reporting requirements applicable to emerging growth companies, including extended transition periods for complying with new or revised accounting standards. Accordingly, as discussed more fully below, we adopted certain new or revised accounting standards in the third quarter of fiscal 2021 for which adoption previously had been deferred.

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

Stock-Based Compensation

In June 2018, the FASB issued ASU 2018-07, “Compensation — Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” that expands on the scope of ASC 718 to include stock-based payment transactions for acquiring goods and services from non-employees. For non-public business entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted, but no earlier than an entity’s adoption of ASC 606. We adopted ASC 606 effective July 1, 2020 and have correspondingly adopted ASU 2018-07 as of that date. There was no material impact to existing stock-based awards to non-employees.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” ("ASC 740"), which removes certain exceptions related to the approach for intraperiod tax allocation, recognizing deferred tax liabilities for outside basis differences and calculating income taxes in interim periods. The guidance also reduces complexity in certain areas, including franchise taxes that are partially based on income and accounting for tax law changes in interim periods. We early adopted the new standard effective July 1, 2020 on a prospective basis. The adoption of the new standard did not have a material impact on our interim condensed consolidated financial statements.

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” ("ASC 842") which substantially modifies lessee accounting for leases, and requires most leases to be recognized on the balance sheet with enhanced disclosures. ASC 842 provides that a contract is, or contains, a lease if it conveys the right to control the use of an identified asset and, accordingly, a lease liability and a related right-of-use ("ROU") asset is recognized at the commencement date. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. Subsequent to the issuance of ASC 842, the FASB issued several amendments to ASC 842 to clarify or improve the new leases standard, including the codification and targeted improvements in ASUs 2018-10 and 2019-01 and the narrow-scope improvements for lessors in ASU 2018-20.

In August 2018, the FASB issued ASU 2018-11, “Targeted Improvements to ASC 842,” which included an option to not restate comparative periods in transition and elect to use the effective date of ASU 2016-02 as the date of initial application (the “effective date” method).

Following the loss of our emerging growth company status during the third quarter of fiscal 2021, we adopted ASC 842 with an effective date of July 1, 2020 using the modified retrospective transition approach by applying the standard to all leases existing at the date of initial application and not restating comparative periods. Refer to Note 7. Leases for further information on the implementation of the standard.

We have elected the practical expedients permitted under the transition guidance, which allowed us not to reassess (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) the accounting for any initial direct costs for any expired or existing leases. We also elected the practical expedients allowing the combination of lease and non-lease components by class of underlying asset. In addition, we have elected the short-term lease exception and will not recognize ROU assets or lease liabilities for qualifying leases (leases with a term of less than 12 months from lease commencement).

As a result of the adoption of ASC 842, we recognized ROU assets included in other assets in the interim condensed consolidated balance sheets and lease liabilities for operating leases included in accrued expenses and other liabilities in the interim condensed consolidated balance sheets of $66.7 million and $71.2 million, respectively, as of July 1, 2020 with a $0.1 million in cumulative effect adjustment to accumulated deficit. The aggregate lease liability differs from the ROU asset primarily due the unamortized balance of deferred rent, which, prior to July 1, 2020, was included in accrued expenses and other liabilities in the interim condensed consolidated balance sheet. ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After a ROU asset is impaired, any remaining balance of the ROU asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life.

We currently have no finance leases. The adoption of the new lease accounting standard had no impact on cash provided by or used in operating, investing or financing activities in our interim condensed consolidated statements of cash flows. The adoption of the new lease accounting standard also did not have a material impact our interim condensed consolidated statements of operations and comprehensive loss.

Financial Instruments — Credit Losses

In June 2016, the FASB issued amendments on ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326)” ("ASC 326"). The amendments will replace the incurred loss impairment methodology in U.S. GAAP with a methodology that measures expected credit losses based on historical experience, current conditions and a reasonable and supportable forecast. This amendment is generally referred to as the current expected credit loss ("CECL") standard. The amendments in this standard will be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. Subsequent to the issuance of ASU 2016-13, the FASB issued several amendments to ASC 326 to clarify or improve the financial instruments credit losses standard such as codification and targeted improvements in ASUs 2018-19, 2019-04, 2019-05, 2019-11 and 2020-03.

Following the loss of our emerging growth company status, we adopted ASC 326 effective July 1, 2020 using the modified retrospective approach for our loans held for investment, which resulted in an increase in the allowance for credit losses of $10.1 million and a cumulative effect adjustment to the beginning balance of accumulated deficit of $10.1 million. Results for reporting periods beginning on or after July 1, 2020 will be presented under the new standard, while prior period amounts before the adoption of CECL on July 1, 2020, continue to be reported in accordance with previously applicable GAAP.

Under ASC 326, we maintained our current allowance model and included credit loss allowance assumptions in compliance with ASC 326, which included forecasts for prepayments, recoveries, historical performance, credit rating, as well as current market conditions and expectations for future market conditions. We included the disclosures required by ASC 326 in Note 4. Loans Held for Investment and Allowance for Credit Losses.

    We have adopted all new accounting pronouncements that are in effect and applicable to us for the period ended March 31, 2021.

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” ("ASC 848"). Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Interbank Offered Rate (“LIBOR”) by the end of 2021. This ASU is effective for all entities upon issuance as of March 12, 2020 through December 31, 2022. We are in the process of reviewing our revolving credit agreements and loan sale agreements that utilize LIBOR as the reference rate and introducing new fallback language to these agreements. We are in the process of evaluating the impact of this amendment on our consolidated financial statements.

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

3.   Interest Income

Interest income consisted of the following components (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
Interest income on unpaid principal balance	$46,444	$65,921	$121,179	$162,666
Amortization of discount on loans held for investment	9,175	31,625	24,904	68,843
Amortization of premiums on loans held for investment	(1,701)	(2,373)	(4,236)	(6,449)
Interest receivable charged-off, net of recoveries	(1,546)	(643)	(4,234)	(2,436)
Total interest income	$52,372	$94,530	$137,613	$222,624

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	June 30, 2020	March 31, 2021
Unpaid principal balance	$1,049,618	$2,262,613
Accrued interest receivable	8,707	14,234
Premiums on loans held for investment	4,646	6,736
Less: Discount due to loan commitment liability	(28,659)	(81,883)
Less: Fair value adjustment on loans acquired through business combination	—	(6,306)
Total loans held for investment	$1,034,312	$2,195,394

The majority of the loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $1,239.9 million and $3,463.5 million for the three and nine months ended March 31, 2020, respectively, and $2,031.2 million and $5,620.8 million for the three and nine months ended March 31, 2021, respectively.

These loans have a variety of lending terms as well as maturities ranging from one to sixty months. Given that our loan portfolio focuses on one product segment, point-of-sale unsecured installment loans, we evaluate the entire portfolio as a single homogeneous loan portfolio.

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

Our proprietary score (“ITACs”) is assigned to most loans facilitated through our technology platform, ranging from zero to 100, with 100 representing the highest credit quality and in turn the lowest likelihood of loss. The ITACs model analyzes the characteristics of a consumer's attributes that are shown to be predictive of both willingness and ability to repay including, but not limited to: basic features of a consumer's credit profile, a consumer's prior repayment performance with other creditors, current credit utilization, and legal and policy changes. When a consumer passes both fraud and credit policy checks, the application is assigned an ITACs score. ITACs is also used for portfolio performance monitoring. Our credit risk organization closely tracks the distribution of a consumer ITACs as well as the ITACs of loans to monitor for signs of a changing credit profile within the portfolio. Repayment performance within each ITACs band is also monitored to ensure both the integrity of the risk scoring models and to measure possible changes in consumer behavior amongst various credit tiers.

The following table presents an analysis of the credit quality, by ITACs score, of the amortized cost basis by fiscal year of origination on loans held for investment (in thousands) as of March 31, 2021:

	Amortized Costs Basis by Fiscal Year of Origination
	2021	2020	2019	2018	2017	Prior	Total
96+	$1,391,811	$158,238	$12,126	$370	$2	$—	$1,562,547
94 – 96	374,582	16,517	800	34	1	—	391,934
90 – 94	103,938	5,855	74	1	—	—	109,868
<90	28,570	872	2	—	—	—	29,444
No score(1)	78,995	18,384	2,262	463	36	1	100,141
Total loan receivables	$1,977,896	$199,866	$15,264	$868	$39	$1	$2,193,934
Current period charge-offs	$8,844	$5,391	$291	$11	$—	$—	$14,537
Current period recoveries	(394)	(1,344)	(1,369)	(653)	(479)	(53)	(4,292)
Current period net charge-offs	$8,450	$4,047	$(1,078)	$(642)	$(479)	$(53)	$10,245

(1)This balance represents loan receivables in new markets without sufficient data currently available for use of the Affirm scoring methodology as well as loan receivables originated by PayBright Inc. ("PayBright").

Loan receivables are defined as past due if either the principal or interest have not been received within four calendars days of when they are due in accordance with the agreed upon contractual terms. The following table presents an aging analysis of the amortized cost basis on loans held for investment by delinquency status (in thousands):

	June 30, 2020	March 31, 2021
Non-delinquent loans	$1,019,492	$2,138,804
4 – 29 calendar days past due	16,765	24,766
30 – 59 calendar days past due	5,393	12,220
60 – 89 calendar days past due	6,268	10,640
90 – 119 calendar days past due	6,159	7,504
Total amortized cost basis	$1,054,077	$2,193,934

We maintain an allowance for credit losses at a level that is appropriate to absorb probable losses inherent in our loans. The allowance for credit losses covers estimated losses for individually assessed loans and includes estimates which rely on economic conditions, forecasts, and historical loan performance. When loans are charged off, we recognize this as a charge against the allowance for credit losses. We may continue to attempt to recover amounts from the respective consumers. The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. It is comprised of specific allowance for individually assessed loans which are regularly evaluated to maintain a level adequate to absorb expected losses inherent in the loan portfolio. Refer to Note 2.  Summary of Significant Accounting Policies for additional information.

The following table details activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
Balance at beginning of period	$85,855	$124,992	$66,260	$95,137
Adjustment due to adoption of new accounting standard	—	—	—	10,083
Provision for credit losses(1)	78,962	(993)	133,800	39,190
Charge-offs	(22,017)	(14,537)	(59,810)	(40,377)
Recoveries of charged-off receivables	2,130	4,292	4,680	9,721
Balance at end of period	$144,930	$113,754	$144,930	$113,754

(1)Excludes provision for merchant losses of $3.1 million for both the three and nine months ended March 31, 2020 and $(0.1) million and $0.9 million for the three and nine months ended March 31, 2021, respectively, and provision for repurchase of fraudulent loans sold of $0.2 million and $0.3 million for the three and nine months ended March 31, 2020 and $0.1 million and $0.4 million for the three and nine months ended March 31, 2021, respectively, which are included in provision for credit losses on the interim condensed consolidated statements of operations and comprehensive loss.

5.   Business Combination

On January 1, 2021, Affirm Canada Holdings Ltd. (“Affirm Canada”), a subsidiary of Affirm, and Affirm acquired all outstanding stock of PayBright, one of Canada’s leading buy now, pay later providers, for approximately $288.8 million. We have included the financial results of PayBright in our interim condensed consolidated financial statements from the date of acquisition.

The purchase price was comprised of (i) approximately $114.5 million in cash, (ii) 3,622,445 shares of our common stock issued to the shareholders of PayBright at closing and (iii) 2,587,362 shares of our common stock held in escrow and subject to forfeiture if certain revenue milestones are not met. On January 12, 2021, these shares were reclassified into an aggregate of 1,811,222 shares of our Class A common stock and 1,811,222 shares of our Class B common stock issued to the shareholders of PayBright at closing and an aggregate of 1,293,681 shares of our Class A common stock and 1,293,681 shares of our Class B common stock held in escrow.

The acquisition date fair value of the consideration transferred for PayBright was approximately $288.8 million, which consisted of the following (in thousands):

Cash	$114,490
Fair value of common stock transferred	116,989
Fair value of contingent consideration	57,275
Total purchase price	$288,754

For further details on our fair value methodology with respect to the contingent consideration, see Note 14. Fair Value of Financial Assets and Liabilities.

The acquisition of PayBright was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC 805, "Business Combinations" ("ASC 805"). The acquired PayBright assets, including identifiable intangible assets and liabilities assumed, have been recorded at their estimated fair values with the excess purchase price assigned to goodwill. The goodwill was primarily attributed to future synergies from integration, new customer acquisitions, and the value of assembled workforce in Canada. Neither goodwill nor intangible assets are deductible for income tax purposes.

The following table summarizes the allocation of the consideration paid of approximately $288.8 million to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$8,219
Restricted cash	1,469
Loans held for investment	89,570
Accounts receivable	1,537
Property, equipment and software	586
Intangible assets	16,653
Other assets	5,651
Total assets acquired	$123,685
Accounts payable	6,579
Accrued interest payable	23
Accrued expenses and other liabilities	193
Funding debt	85,310
Total liabilities assumed	$92,105
Net assets acquired	$31,580
Goodwill	257,174
Total purchase price	$288,754

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands)

	Fair Value	Useful Life (Years)
Developed technology	$6,127	3
Merchant relationships	9,505	4
Trade name	1,021	5
Total intangible assets	$16,653

The transaction costs associated with the acquisition were approximately $0.4 million and $2.4 million for both the three and nine months ended March 31, 2021, respectively, which are included in general and administrative expense in the interim condensed consolidated statements of operations and comprehensive loss.

Unaudited Pro Forma Information

The following table reflects the pro forma consolidated total revenue and net loss for the periods presented as if the acquisition of PayBright had occurred on July 1, 2019 and combines the historical results of Affirm and PayBright. This supplemental unaudited pro forma information is based upon accounting estimates and judgments that we believe are reasonable and includes certain adjustments to conform accounting standards to U.S. GAAP. This supplemental unaudited pro forma financial information has been prepared for illustrative purposes only and is not necessarily indicative of what actual results would have occurred, or of results that may occur in the future.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
Revenue	$142,385	$230,665	$366,233	$625,157
Net loss	$(91,307)	$(246,747)	$(160,506)	$(294,297)

6.   Balance Sheet Components

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the nine months ended March 31, 2021 were as follows (in thousands):

Balance as of June 30, 2020	$1,255
Additions	257,174
Effect of foreign currency translation	2,619
Balance as of March 31, 2021	$261,048

Intangible assets consisted of the following (in thousands):

	June 30, 2020
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Developed technology	$790	$(790)	$—	—
Trademarks and domains	2,146	—	2,146	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$3,286	$(790)	$2,496

	March 31, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$9,601	$(600)	$9,001	3.8
Developed technology	6,979	(1,306)	5,673	2.8
Trademarks and domains	3,178	(52)	3,126	4.8
Other intangibles	350	—	350	Indefinite
Total intangible assets	$20,108	$(1,958)	$18,150

Amortization expense for intangible assets was nil and $1.2 million for the three months ended March 31, 2020 and 2021, respectively, and nil and $1.2 million for the nine months ended March 31, 2020 and 2021, respectively.

The expected future amortization expense of these intangible assets as of March 31, 2021 is as follows (in thousands):

2021 (remaining three months)	$1,167
2022	4,670
2023	4,670
2024	3,638
2025	1,407
2026 and thereafter	103
Total amortization expense	$15,655

Commercial Agreement Assets

During the nine months ended March 31, 2021, we recognized an asset in connection with a commercial agreement with Shopify Inc., in which we granted warrants in exchange for the benefit of acquiring new merchant partners. This asset represents the probable future economic benefit to be realized over the four-year expected benefit period and is valued based on the fair value of the warrants on the grant date. Refer to Note 15. Redeemable Convertible Preferred Stock and Stockholders’ Deficit for further discussion of the warrants. We recognized an asset of $270.6 million associated with the fair value of the warrants, which were fully vested as of March 31, 2021. For the three and nine months ended March 31, 2021, we recorded amortization expense related to the commercial agreement asset of $16.7 million and $48.0 million, respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

During the three months ended March 31, 2021, we recognized an asset in connection with a commercial agreement with an enterprise partner, in which we granted stock appreciation rights in exchange for the benefit of acquiring access to the partner's consumers. This asset represents the probable future economic benefit to be realized over the three-year expected benefit period and is valued based on the fair value of the stock appreciation rights on the grant date. We initially recognized an asset of $25.9 million associated with the fair value of the stock appreciation rights. During the three months ended March 31, 2021, we recorded amortization expense related to the asset of $2.1 million in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

Other Assets

    Other assets consisted of the following (in thousands):

	June 30, 2020	March 31, 2021
Operating lease right-of-use assets	$—	$59,640
Prepaid payroll taxes for stock-based compensation	—	90,945
Prepaid expenses	6,406	20,725
Processing reserves	924	14,247
Other receivables	3,169	17,473
Other assets	9,098	16,838
Total other assets	$19,597	$219,868

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands)

	June 30, 2020	March 31, 2021
Contingent consideration liability	$—	$136,357
Operating lease liability	—	76,206
Deferred lease liability	4,492	—
Accrued expenses	16,088	35,974
Commercial agreement liability	—	25,140
Other liabilities	7,230	17,751
Total accrued expenses and other liabilities	$27,810	$291,428

Our acquisition of PayBright included consideration transferred and shares held in escrow, contingent upon the achievement of future milestones. We classified the contingent consideration as a liability and will remeasure the liability to its fair value at each reporting date until the contingency is resolved. As of March 31, 2021, the fair value of the contingent consideration liability was $136.4 million. For further details on our fair value methodology with respect to the contingent consideration, see Note 14. Fair Value of Financial Assets and Liabilities.

During the three months ended March 31, 2021, we recognized a liability in connection with a commercial agreement with an enterprise partner of $25.1 million. Fifty percent of this liability is to be settled 180 days after the date of the final prospectus, or January 12, 2021, and the remaining 50 percent is to be settled on the first year anniversary of this date. The commercial agreement liability recognized represents the net present value of the payments to be made to the enterprise partner. The difference between the contractual settlement amount and the net present value of payments to be made is recognized as a discount. This discount will be expensed over the liability settlement period. During the three months ended March 31, 2021, we recorded an expense of $0.2 million related to accretion of the discount on the commercial agreement liability, which is recorded in our interim condensed consolidated statements of operations as a component of sales and marketing expense.

7. Leases

We lease facilities under operating leases with various expiration dates through 2030. Our corporate headquarters are located in San Francisco, California. We also lease office space in New York, New York; Pittsburgh, Pennsylvania; Salt Lake City, Utah; Chicago, Illinois; and Toronto, Canada.

We have the option to renew or extend our leases ranging from one month to ten years. Some lease agreements include the option to terminate the lease with prior written notice ranging from 180 days to one year. As of March 31, 2021 we have not elected to exercise renewal or termination options. Lease terms range from one year to ten years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. The cash collateral and deposits for the letters of credit have been recognized as restricted cash in the interim condensed consolidated balance sheets and totaled $9.7 million and $9.9 million as of June 30, 2020 and March 31, 2021, respectively.

The weighted average remaining lease term as of March 31, 2021 was 6.1 years. The discount rate used in determining the lease liability for each individual lease was derived from a corporate yield curve which corresponded with the remaining lease term as of July 1, 2020 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into after July 1, 2020.

As of March 31, 2021, right-of-use assets of $59.6 million were included in other assets, and the related lease liability totaled $76.2 million and was included in accrued expenses and other liabilities in the interim condensed consolidated balance sheet.

For the three and nine months ended March 31, 2021, we recognized impairment expense of $11.1 million for several of our operating lease right-of-use assets, included in general and administrative expense on our interim condensed consolidated statements of operations and comprehensive loss.

Total rent expense incurred for all locations totaled $3.5 million and $9.9 million for the three and nine months ended March 31, 2020, respectively, and $4.1 million and $12.0 million for the three and nine months ended March 31, 2021, respectively. Total lease expense incurred for short term leases with a term 12 months or less totaled $0.2 million and $1.1 million for the three and nine months ended March 31, 2021.

Lease term and discount rate information are summarized as follows:

March 31, 2021
Weighted average remaining lease term (in years)	6.1
Weighted average discount rate	5.6%

Maturities of lease liabilities as of March 31, 2021 are as follows (in thousands) for the years ended:

2021 (remaining three months)	$3,408
2022	14,812
2023	15,285
2024	15,520
2025	15,766
2026 and thereafter	25,986
Total lease payments	90,777
Less imputed interest	(14,571)
Present value of lease liabilities	$76,206

8.   Commitments and Contingencies

Legal Proceedings

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. The results of such matters often cannot be predicted with certainty. In accordance with applicable accounting guidance, we establish an accrued liability for legal proceedings and claims when those matters present loss contingencies which are both probable and reasonably estimable. All such liabilities arising from current legal and regulatory matters have been recorded in accrued expenses and other liabilities in our interim condensed consolidated balance sheets and these matters are immaterial.

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

We are exposed to default risk on both loan receivables purchased from our originating bank partners and that are self-originated . The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions. As of June 30, 2020 and March 31, 2021, approximately 15%, of loan receivables related to customers residing in the state of California. No other states or provinces exceeded 10%.

Concentrations of Revenue

For the three and nine months ended March 31, 2020, approximately 28% and 25%, respectively, of total revenue was driven by one merchant. For the three and nine months ended March 31, 2021, approximately 20% and 31%, respectively, of total revenue was driven by one merchant.

9.   Transactions with Related Parties

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

10.   Funding Debt

Funding debt and its aggregate future maturities consists of the following (in thousands):

Final Maturity Year Ending	June 30, 2020	March 31, 2021
2021	$—	$81,064
2022	171,133	118,678
2023	653,447	295,956
2024	—	155,765
2025	—	—
Thereafter	—	117,787
Total	$824,580	$769,250
Deferred debt issuance costs	(6,654)	(8,855)
Total funding debt, net of deferred debt issuance costs	$817,926	$760,395

Warehouse Credit Facilities

Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. Each trust entered into a credit agreement and security agreement with a third-party as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are referred to as funding debt and these proceeds from the borrowings can only be used for the purposes of facilitating loan funding and origination, with advance rates ranging from 80% to 88% of the total collateralized balance. These trusts are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm. These revolving facilities mature between 2022 and 2026, and subject to covenant compliance, generally permit borrowings up to 12 months prior to the final maturity date of each respective facility. As of March 31, 2021, the aggregate commitment amount of these facilities was $1,875.0 million on a revolving basis, of which $688.2 million was drawn, with $1,186.8 million remaining available. Some of the loans purchased from the originating bank partners are pledged as collateral for borrowings in our facilities. The unpaid principal balance of these loans totaled $990.7 million and $801.3 million as of June 30, 2020 and March 31, 2021, respectively.

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

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of liquidity, leverage, and tangible net worth. As of March 31, 2021, we were in compliance with all applicable covenants in the agreements.

Other Funding Facilities

Prior to our acquisition of PayBright on January 1, 2021, PayBright entered into various credit facilities utilized to finance the origination of loan receivables in Canada. Similar to our warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by PayBright loan receivables pledged to the respective facility as collateral, mature in 2021, and bear interest based on a commercial paper rate plus a spread ranging from 1.25% to 4.25%.

As of March 31, 2021, the aggregate commitment amount of these facilities was $174.6 million on a revolving basis, of which $81.1 million was drawn, with $93.5 million remaining available. The unpaid principal balance of loans pledged to these facilities totaled $55.0 million as of March 31, 2021.

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of liquidity, leverage, and tangible net worth at the PayBright subsidiary level. As of March 31, 2021, we were in compliance with all applicable covenants in the agreements.

11.   Notes Issued by Securitization Trusts

In connection with asset-backed securitizations, we sponsor and establish trusts to ultimately purchase loans facilitated by our platform. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. The assets are transferred into a trust such that the assets are legally isolated from the creditors of Affirm and are not available to satisfy obligations of Affirm. These assets can only be used to settle obligations of the underlying trusts. During the nine months ended March 31, 2021, we sponsored and retained residual certificates in securitizations of loans facilitated by our platform through four consolidated securitization trusts: Affirm Asset Securitization Trust 2020-Z1 (“2020-Z1”), Affirm Asset Securitization Trust 2020-A (“2020-A”), Affirm Asset Securitization Trust 2020-Z2 ("2020-Z2") and Affirm Asset Securitization Trust 2021-A (“2021-A”). Each securitization trust issued senior notes and residual certificates to finance the purchase of the loans facilitated by our platform. At the closing of each securitization, we contributed loans, facilitated through our technology platform and purchased from our originating bank partners, with an aggregate outstanding principal balance of $1,505.8 million. The 2020-Z1 and 2020-Z2 securitizations are secured by static pools of loans contributed at closing, whereas the 2020-A and 2021-A securitization are revolving and we may contribute additional loans from time to time until the end of the revolving period. For the 2020-Z2 securitization, we purchased $27.9 million of loan receivables from our third-party loan buyers which were then contributed to the trust.

For each securitization, the residual certificates represent the right to receive all the residual cash collected on the loans held by the securitization trust after paying off the senior notes. All the senior notes were sold to third-party investors. For 2020-Z1, 2020-A and 2021-A, we retained 100% of the residual certificates issued by the securitization trusts. For 2020-Z2, we retained 93.3% of the residual certificates issued by the securitization trust, and a third-party investor holds the remaining 6.7% of the residual certificates in 2020-Z2 and the risk retention interest. The residual trust certificates held by third-party investors are measured at fair value, using a discounted cash flow model, and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets. In addition to the retained residual certificates, our continued involvement includes loan servicing responsibilities over the life of the underlying loans.

2020-Z1

The notes under the 2020-Z1 securitization were issued as a single class: Class A in the amount of $150.0 million (the “2020-Z1 notes”). The 2020-Z1 notes bear interest at a fixed rate of 3.46% and have a maturity date of October 15, 2024. Principal and interest payments began in September 2020 and are payable monthly. These 2021-Z1 notes are recorded at amortized cost on the interim condensed consolidated balance sheet. The associated debt issuance costs, which totaled $1.0 million as of March 31, 2021, are deferred and amortized into interest expense over the contractual life of the notes. The 2020-Z1 notes held by third-party investors and the unamortized debt issuance costs are included in notes issued by securitization trusts with a balance of $91.5 million on the interim condensed consolidated balance sheets at March 31, 2021 and are secured by loan receivables at amortized cost of $95.2 million included in loans held for investment on the interim condensed consolidated balance sheets at March 31, 2021.

2020-A

The notes under the 2020-A securitization were issued in three classes: Class A in the amount of $330.0 million, Class B in the amount of $16.2 million, and Class C in the amount of $22.1 million (collectively, the “2020-A notes”). The Class A, Class B, and Class C notes bear interest at a fixed rate of 2.10%, 3.54%, and 6.23%, respectively, and each class has a maturity date of February 18, 2025. Principal and interest payments began in September 2020 and are payable monthly. These notes are recorded at amortized cost on the interim condensed consolidated balance sheet. The associated debt issuance costs, which totaled $3.0 million as of March 31, 2021, are deferred and amortized into interest expense over the contractual life of the notes. The 2020-A notes held by third-party investors and the unamortized debt issuance costs are included in notes issued by securitization trusts with a balance of $368.2 million on the interim condensed consolidated balance sheets at March 31, 2021 and are secured by loan receivables at amortized cost of $397.4 million included in loans held for investment on the interim condensed consolidated balance sheets as of March 31, 2021.

2020-Z2

The notes under the 2020-Z2 securitization were issued as a single class: Class A in the amount of $375.0 million (the “2020-Z2 notes”). The 2020-Z2 notes bear interest at a fixed rate of 1.90% and have a maturity date of January 15, 2025. Principal and interest payments began in December 2020 and are payable monthly. These 2020-Z2 notes are recorded at amortized cost on the interim condensed consolidated balance sheet. The associated debt issuance costs, which totaled $1.6 million as of March 31, 2021, are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in the 2020-Z2 notes issued by securitization trusts with a balance of $290.6 million on the interim condensed consolidated balance sheets at March 31, 2021 and are secured by loan receivables at amortized cost of $301.2 million included in loans held for investment on the interim condensed consolidated balance sheets at March 31, 2021.

2021-A

The notes under the 2021-A securitization were issued in five classes: Class A in the amount of $407.2 million, Class B in the amount of $30.3 million, Class C in the amount of $21.0 million, Class D in the amount of $22.5 million, and Class E in the amount of $19.0 million (collectively, the “2021-A notes”). The Class A, Class B, Class C, Class D, and Class E notes bear interest at a fixed rate of 0.88%, 1.06%, 1.66%, 3.49%, and 5.65%, respectively, and each class has a maturity date of August 15, 2025. Principal and interest payments began in March 2021 and are payable monthly. These notes are recorded at amortized cost on the interim condensed consolidated balance sheet. The associated debt issuance costs, which totaled $3.5 million as of March 31, 2021, are deferred and amortized into interest expense over the contractual life of the notes. The 2021-A notes held by third-party investors and the unamortized debt issuance costs are included in notes issued by securitization trusts with a balance of $499.9 million on the interim condensed consolidated balance sheets at March 31, 2021 and are secured by loan receivables at amortized cost of $499.9 million included in loans held for investment on the interim condensed consolidated balance sheets as of March 31, 2021.

12.   Debt

Convertible Debt

In April 2020, we entered into an agreement with various investors pursuant to which we issued convertible notes in an aggregate principal amount of $75.0 million with maturity dates in April 2021 and bearing interest at a rate of 1.00% per annum.

The principal and any unpaid accrued interest of each convertible note automatically converts into shares of redeemable convertible preferred stock upon the closing of financing in which we receive no less than $50.0 million in proceeds from the issuance of redeemable convertible preferred stock. Where an issuance of the redeemable convertible preferred stock results in proceeds of less than $50.0 million, the holders of a majority of the interest in the aggregate principal amount of the convertible notes may elect, at their option, to convert the principal amount and any unpaid accrued interest on each convertible note into shares of redeemable convertible preferred stock. In these situations, the conversion price is equal to the lesser of a discounted conversion price and a conversion price cap. The discounted conversion price varies depending on the time that has elapsed between the issuance of the convertible notes and the closing of the relevant financing. The conversion cap is determined based on a fixed valuation of the Company and on our capitalization determined immediately before the closing of the relevant financing on a fully diluted basis.

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

Revolving Credit Facility

On January 19, 2021, we entered into a revolving credit agreement with a syndicate of commercial banks for a $185.0 million unsecured revolving credit facility. This facility bears interest at a rate equal to, at our option, either (a) a Eurodollar rate determined by reference to adjusted LIBOR for the interest period, plus an applicable margin of 2.50% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by The Wall Street Journal as the U.S. prime rate, and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case, plus an applicable margin of 1.50% per annum. The revolving credit agreement has a final maturity date of January 19, 2024. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.35% per annum on the undrawn balance available. There are no borrowings outstanding under the facility at March 31, 2021.

13.   Variable Interest Entities

We consolidate VIEs when we are deemed to be the primary beneficiary. We established certain entities (deemed to be VIEs) to enter into warehouse credit facilities for the purpose of purchasing loans from our originating bank partners. Refer to Note 10. Funding Debt for additional information. The creditors of the VIEs have no recourse to the general credit of the Company as the primary beneficiary of the VIEs and the liabilities of the VIEs can only be settled by the respective VIE’s assets.

Affirm Asset Securitization Trust 2020-Z1, Affirm Asset Securitization Trust 2020-A, Affirm Asset Securitization Trust 2020-Z2, and Affirm Asset Securitization Trust 2021-A are deemed VIEs. We consolidated the VIEs as the primary beneficiary because we, through our role as the servicer, have both the power to direct the activities that most significantly affect the VIEs’ economic performance and a variable interest that could potentially be significant to the VIEs through holding the retained residual certificates. In evaluating whether we are the primary beneficiary, management considers both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIEs. Management assesses whether we are the primary beneficiary of the VIEs on an ongoing basis. For these VIEs, the creditors have no recourse to the general credit of the Company and the liabilities of the VIEs can only be settled by the respective VIEs’ assets. Additionally, the assets of the VIEs can be used only to settle obligations of the VIEs. Because we consolidate the securitization trusts, the loans held in the securitization trusts are included in loans held for investment, and the notes sold to third-party investors are recorded in notes issued by securitization trusts in the interim condensed consolidated balance sheets.

We did not have any transactions with unconsolidated VIEs in the three and nine months ended March 31, 2020 and 2021.

14.   Fair Value of Financial Assets and Liabilities

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

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$2,120	$2,120
Constant maturity swaps	—	3,178	—	3,178
Total assets	$—	$3,178	$2,120	$5,298
Liabilities:
Servicing liabilities	—	—	2,248	2,248
Performance fee liability	—	—	1,242	1,242
Residual trust certificates	—	—	1,118	1,118
Contingent consideration	—	—	136,357	136,357
Profit share liability	—	—	2,185	2,185
Total liabilities	$—	$—	$143,150	$143,150

During the year ended June 30, 2020, we acquired a series of constant maturity swaps from an institutional bank for the purpose of offsetting variable cash flows related to loan sale pricing fluctuations with a third-party loan buyer. These derivatives have not been designated as hedging instruments. The constant maturity swaps are recorded at fair value, based on prices quoted for similar financial instruments in markets that are not active, and are presented within other assets or accrued expenses and other liabilities on the interim condensed consolidated balance sheets, together with the collateral amount required by the agreements. Any changes in the fair value of these financial instruments are reflected in other income, net, on the interim condensed consolidated statements of operations and comprehensive loss.

There were no transfers between levels during the year ended June 30, 2020 and the nine months ended March 31, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Unobservable Inputs (Level 3)

We evaluate our financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them each reporting period. Since our servicing assets and liabilities, performance fee liability, residual trust certificates, contingent consideration, and profit share liability do not trade in an active market with readily observable prices, we use significant unobservable inputs to measure fair value. This determination requires significant judgments to be made.

Servicing Assets and Liabilities

We sold loans with an unpaid balance of $630.3 million and $2,087.7 million for the three and nine months ended March 31, 2020, respectively, and $756.7 million and $2,013.2 million for the three and nine months ended March 31, 2021, respectively, for which we retained servicing rights.

As of June 30, 2020 and March 31, 2021, we serviced loans which we sold with a remaining unpaid principal balance of $1,365.6 million and $1,752.7 million, respectively.

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

We earned $2.8 million and $10.1 million of servicing income for the three and nine months ended March 31, 2020, respectively, and $8.0 million and $17.2 million of servicing income for the three and nine months ended March 31, 2021, respectively.

As of June 30, 2020 and March 31, 2021, the aggregate fair value of the servicing assets was measured at $2.1 million and $2.1 million, respectively, and presented within other assets on the interim condensed consolidated balance sheets. As of June 30, 2020 and March 31, 2021, the aggregate fair value of the servicing liabilities was measured at $1.5 million and $2.2 million, respectively, and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Servicing Assets
	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
Fair value at beginning of period	$1,207	$1,923	$1,680	$2,132
Initial transfers of financial assets	895	202	915	1,732
Subsequent changes in fair value	(161)	(5)	(654)	(1,744)
Fair value at end of period	$1,941	$2,120	$1,941	$2,120

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Servicing Liabilities
	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
Fair value at beginning of period	$2,532	$2,826	$1,130	$1,540
Initial transfers of financial assets	1,110	1,972	2,102	5,185
Subsequent changes in fair value	(1,770)	(2,550)	(1,360)	(4,477)
Fair value at end of period	$1,872	$2,248	$1,872	$2,248

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

(1)Estimated cost of servicing a loan as a percentage of unpaid principal balance

    The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of March 31, 2021:

	Unobservable Input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.70%	1.64%	0.91%
	Net default rate	0.51%	2.97%	0.97%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	1.16%	3.61%	2.66%
	Net default rate	0.64%	6.79%	5.90%

(1)Estimated cost of servicing a loan as a percentage of unpaid principal balance

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	June 30, 2020	March 31, 2021
Servicing assets
Net default rate assumption:
Net default rate increase of 25%	$(9)	$(5)
Net default rate increase of 50%	$(21)	$(9)
Adequate compensation assumption:
Adequate compensation increase of 25%	$(1,338)	$(1,775)
Adequate compensation increase of 50%	$(2,675)	$(3,550)
Discount rate assumption:
Discount rate increase of 25%	$(27)	$(16)
Discount rate increase of 50%	$(56)	$(37)
Servicing liabilities
Net default rate assumption:
Net default rate increase of 25%	$(8)	$(9)
Net default rate increase of 50%	$(12)	$(18)
Adequate compensation assumption:
Adequate compensation increase of 25%	$1,438	$1,724
Adequate compensation increase of 50%	$2,875	$3,448
Discount rate assumption:
Discount rate increase of 25%	$(48)	$(83)
Discount rate increase of 50%	$(91)	$(159)

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

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Performance Fee Liability
	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
Fair value at beginning of period	$211	$1,205	$488	$875
Purchases of loans	278	349	779	1,070
Subsequent changes in fair value	(278)	(312)	(1,056)	(703)
Fair value at end of period	$211	$1,242	$211	$1,242

Significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability are the discount rate, refund rate, and default rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of June 30, 2020:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	2.17%	3.71%	2.72%

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of March 31, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.89%	4.65%	2.44%

Convertible Debt Derivative

Refer to Note 12. Debt for a description of the convertible debt derivative liability. On September 11, 2020, the convertible notes were converted into 4,444,321 shares of Series G-1 redeemable convertible preferred stock. The conversion of the notes was accounted for as a debt extinguishment and as such the convertible debt derivative liability was extinguished.

Residual Trust Certificates

Refer to Note 11. Notes Issued by Securitization Trusts for a description of the 2020-Z2 securitization trust. The remaining 6.6% residual trust certificates held by third-party investor(s) is measured at fair value, using a discounted cash flow model, and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets. Any changes in the fair value of the liability are reflected in other income, net, on the interim condensed consolidated statements of operations and comprehensive loss. The following table summarizes the activity related to the fair value of the residual trust certificates (in thousands):

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Fair value at beginning of period	$1,348	$—
Initial transfer of financial assets	—	1,622
Repayments	(154)	(154)
Subsequent changes in fair value	(76)	(350)
Fair value at end of period	$1,118	$1,118

Significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates as of March 31, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Loss rate	0.75%	0.75%	0.75%
Prepayment rate	8.00%	8.00%	8.00%

Contingent Consideration

Our acquisition of PayBright included consideration transferred and shares held in escrow, contingent upon the achievement of future milestones. We classified the contingent consideration as a liability and will remeasure the liability to its fair value at each reporting date until the contingency is resolved. The acquisition date fair value of the contingent consideration liability was estimated using a Monte Carlo simulation. The number of shares released from escrow is determined based on simulated revenues, and the acquisition date fair value of the contingent consideration is equal to the number of shares released from escrow multiplied by the simulated share price, discounted at the risk-free rate. The change in fair value of the contingent consideration at each reporting date is recognized as a component of other income, net in the interim condensed consolidated statements of operations and comprehensive loss for the respective period.

The following table summarizes the activity related to the fair value of the contingent consideration during the three and nine months ended March 31, 2021 (in thousands):

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Fair value at beginning of period	$—	$—
Acquisition date fair value	57,275	57,275
Subsequent changes in fair value	78,499	78,499
Effect of foreign currency translation	583	583
Fair value at end of period	$136,357	$136,357

Significant unobservable inputs used for our Level 3 fair value measurement of the contingent consideration are the discount rate, equity volatility, and revenue volatility. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the contingent consideration as of March 31, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	12.00%	12.00%	12.00%
Equity volatility	48.00%	78.00%	64.00%
Revenue volatility	21.00%	47.00%	44.00%

Profit Share Liability

During the three months ended March 31, 2021, we entered into a commercial agreement with an enterprise partner, in which we are obligated to share in the profitability of transactions facilitated by our platform on their properties. Upon capture of a loan under this program, we record a liability associated with the estimated future profit to be shared over the life of the loan based on estimated program profitability levels. This liability is measured using a discounted cash flow model and recorded at fair value and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets.

The following table summarizes the activity related to the fair value of the profit share liability during the three and nine months ended March 31, 2021 (in thousands):

	Three Months Ended March 31, 2021	Nine Months Ended March 31, 2021
Fair value at beginning of period	$—	$—
Facilitation of loans	2,185	2,185
Fair value at end of period	$2,185	$2,185

Significant unobservable inputs used for our Level 3 fair value measurement of the profit share liability are the discount rate and estimated program profitability. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of March 31, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	30.00%	30.00%	30.00%
Program profitability	1.79%	3.75%	3.75%

Financial Assets and Liabilities Not Recorded at Fair Value

The following table presents the fair value hierarchy for financial assets and liabilities not recorded at fair value as of June 30, 2020 (in thousands):

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

The following table presents the fair value hierarchy for financial assets and liabilities not recorded at fair value as of March 31, 2021 (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents	$1,623,672	$1,623,672	$—	$—	$1,623,672
Restricted cash	183,330	183,330	—	—	183,330
Loans held for sale	12,774	—	12,774	—	12,774
Loans held for investment, net	2,081,640	—	—	2,063,882	2,063,882
Accounts receivable, net	66,080	—	66,080	—	66,080
Other assets	141,877	—	141,877	—	141,877
Total assets	$4,109,373	$1,807,002	$220,731	$2,063,882	$4,091,615
Liabilities:
Accounts payable	$29,005	$—	$29,005	$—	$29,005
Payable to third-party loan owners	36,523	—	36,523	—	36,523
Accrued interest payable	3,891	—	3,891	—	3,891
Accrued expenses and other liabilities	148,278	—	148,278	—	148,278
Notes issued by securitization trusts	1,241,126	—	—	1,250,285	1,250,285
Funding debt	769,250	—	—	769,250	769,250
Total liabilities	$2,228,073	$—	$217,697	$2,019,535	$2,237,232

15.   Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Redeemable Convertible Preferred Stock

On January 12, 2021, prior to our initial public offering, all outstanding shares of redeemable convertible preferred stock were converted into shares of our common stock on a one-to-one basis and their carrying value of $1.3 billion was reclassified into stockholders' deficit. Following this conversion, we amended and restated our certificate of incorporation to effect a reclassification of each share of our outstanding common stock into ½ share of Class A common stock and ½ share of Class B common stock, with cash paid for fractional shares. As of March 31, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

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

In September 2020 and October 2020, we issued 21,836,687 shares of Series G redeemable convertible preferred stock at $19.93 per share for an aggregate purchase amount of $434.9 million. These shares had a liquidation preference of $435.1 million. As part of this equity financing round, the convertible notes issued in April 2020 converted into 4,444,321 shares of Series G-1 redeemable convertible preferred stock. These shares had a liquidation preference of $75.3 million.

Common Stock

The Company had shares of common stock reserved for issuance as follows:

	June 30, 2020	March 31, 2021
Conversion of redeemable convertible preferred stock	122,115,971	—
Exercise of warrants	706,065	—
Available outstanding under stock option plan	50,771,657	59,814,412
Available for future grant under stock option plan	4,904,531	30,158,763
Total	178,498,224	89,973,175

The common stock is not redeemable. We have two classes of common stock: Class A common stock and Class B common stock. Each holder of Class A common stock has the right to one vote per share of common stock. Each holder of Class B common stock has the right to 15 votes and can be converted at any time into one share of Class A common stock. Holders of Class A and Class B common stock are entitled to notice of any stockholders’ meeting in accordance with the bylaws of the corporation, and are entitled to vote upon such matters and in such manner as may be provided by law. Subject to the prior rights of holders of all classes of stock at the time outstanding having prior rights as to dividends, the holders of the Common Stock are entitled to receive, when and as declared by the Board of Directors, out of any assets of the corporation legally available therefore, such dividends as may be declared from time to time by the Board of Directors.

Common Stock Warrants

Common stock warrants are included as a component of additional paid in capital within the interim condensed consolidated balance sheets.

During the nine months ended March 31, 2021, we granted warrants to purchase 20,297,595 shares of common stock in connection with a commercial agreement with Shopify Inc. The exercise price was $0.01 per share, and the term of the warrants was 10 years. We valued the warrants at the grant date using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero, years to maturity of 10 years, volatility of 52%, and a risk-free rate of 0.62%. In connection with these warrants, we recognized an asset of $270.6 million at March 31, 2021 associated with the fair value of the warrants, which were fully vested as of

March 31, 2021. This asset is recorded in our interim condensed consolidated balance sheets within other assets. Refer to Note 6. Balance Sheet Components for more information on the asset and related amortization.

The following table summarizes the warrant activity during the nine months ended March 31, 2021:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (years)
Warrants outstanding, June 30, 2020	706,065	$2.50	7.21
Granted	20,297,595	0.01	10.00
Exercised	(20,651,583)	0.04	9.18
Cancelled	(352,077)	3.80	8.52
Warrants outstanding, March 31, 2021	—	$—	0.00

16.   Equity and Cash Incentive Plans

2012 Equity Incentive Plan

Under our 2012 Equity Incentive Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and RSUs to employees, officers, directors, and consultants. As of March 31, 2021, the maximum number of shares of common stock which may be issued under the Plan is 118,374,202 shares. As of June 30, 2020, and March 31, 2021, there were 4,904,531 and 30,158,763 shares of common stock, respectively, available for future grants under the Plan.

Stock Options

The following table summarizes our stock option activity for the nine months ended March 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2020	42,536,487	$5.17	7.54
Granted	16,009,746	49.10
Exercised	(11,213,678)	4.07
Forfeited, expired or cancelled	(1,541,557)	7.22
Balance, March 31, 2021	45,790,998	20.73	7.97
Vested and exercisable, March 31, 2021	19,592,979	$4.39	6.45	$1,283,101
Vested and exercisable, and expected to vest thereafter(1) March 31, 2021	42,645,938	$20.32	7.90	$2,263,965

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

Value Creation Award

In connection with an overall review of the compensation of Max Levchin, our Chief Executive Officer, in advance of the IPO, and taking into account Mr. Levchin’s leadership since the inception of the Company, the comparatively modest level of cash compensation he had received from the Company during his many years of service, and that he did not hold any unvested equity awards, the Company's Board of Directors approved a long-term, multi-year performance-based stock option grant providing Mr. Levchin with the opportunity to earn the right to purchase up to 12,500,000 shares of the Company's Class A common stock (the “Value Creation Award”). As discussed below, the Value Creation Award will only be earned, if at all, in the event the price of our Class A common stock attains stock price hurdles that are significantly in excess of the Company's IPO price per share, over a period of five years, subject to Mr. Levchin’s continued service to the Company.

The Value Creation Award is divided into ten tranches, each of which Mr. Levchin may earn by satisfying a performance condition within a five-year period following the IPO. The performance condition for each tranche will be satisfied on the date the 90 average trading day volume weighted share price of the Company’s Class A common stock exceeds certain specified stock price hurdles, presented in the table below, which were determined based on a target percentage of share price appreciation from the IPO price. Once earned as a result of satisfying the performance condition, the options will vest and become exercisable over a five-year period that commenced at the time of the IPO, subject to Mr. Levchin’s continued service to the Company, in annual amounts equal to 15%, 15%, 20%, 25% and 25%, respectively. The per share exercise price of the Value Creation Award is $49.00, the price to the public in the IPO.

Tranche	Stock Price Hurdle	Number of Options
1	$65.66	1,000,000
2	$82.32	1,000,000
3	$98.98	1,000,000
4	$115.64	1,000,000
5	$132.30	1,000,000
6	$148.47	1,000,000
7	$165.13	1,000,000
8	$181.79	1,000,000
9	$247.94	2,250,000
10	$371.91	2,250,000
Total		12,500,000

We estimated the fair value of the Value Creation Award granted with market conditions on the grant date using a Monte Carlo simulation model. We recognize stock-based compensation on these awards on an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. During both the three and nine months ended March 31, 2021, we incurred stock-based compensation expense of $38.5 million associated with the Value Creation Award as a component of general and administrative expense within the interim condensed consolidated statements of operations and comprehensive loss.

Restricted Stock Units

During the nine months ended March 31, 2021, we awarded 10,185,952 RSUs to certain employees under the Plan. RSUs granted prior to the IPO were subject to two vesting conditions: a service-based vesting condition (i.e., employment over a period of time) and a performance-based vesting condition (i.e., a liquidity event in the form of either a change of control or an initial public offering, each as defined in the Plan), both of which must be met in order to vest. We record stock-based compensation expense for performance-based equity awards and stock on an accelerated attribution method over the requisite service period, which is generally four years, and only if performance-based conditions are considered probable of being satisfied. RSUs granted after IPO are subject to a service-based vesting condition. We record stock-based compensation expense for service-based RSUs on a straight-line basis over the requisite service period, which is generally four years.

The following table summarizes our RSU activity during the nine months ended March 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2020	8,235,170	$7.95
Granted	10,185,952	35.25
Vested	(3,537,425)	98.55
Forfeited, expired or cancelled	(860,283)	9.95
Non-vested at March 31, 2021	14,023,414	$27.96

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
General and administrative	$3,665	$82,421	$11,166	$88,722
Technology and data analytics	3,360	45,980	10,297	50,749
Sales and marketing	918	9,933	3,172	11,274
Processing and servicing	27	1,413	54	1,726
Total stock-based compensation in operating expenses	7,970	139,747	24,689	152,471
Capitalized into property, equipment and software, net	667	6,567	2,350	7,792
Total stock-based compensation expense	$8,637	$146,314	$27,039	$160,263
Upon our IPO, we recognized $65.1 million of stock-based compensation expense for awards with a performance-based vesting condition satisfied at IPO. Shares were then issued related to the vesting of the RSUs with such performance-based vesting conditions. To meet the related tax withholding requirements, we withheld approximately 1.0 million of the 2.6 million shares of common stock issued. Based on the closing trading market price on the day of IPO of $97.24 per share, the tax withholding obligation was approximately $102.5 million. As a result of stock-based compensation expense for vested and unvested RSUs upon the IPO, we recorded an additional deferred tax asset that is offset by a full valuation allowance.

Cash Incentive Plan

On March 4, 2021, the Compensation Committee of the Board of Directors approved the terms of a cash incentive plan (the “Fiscal 2021 Cash Incentive Plan”) for its senior executives who do not participate in a Company sales incentive plan. The Fiscal 2021 Cash Incentive Plan provides such individuals with the opportunity to earn cash incentive plan awards based upon the achievement of Company performance goals during the second half of the Company’s 2021 fiscal year (the “Performance Period”). The target incentive plan award for each senior executive is determined by multiplying the senior executive’s target percentage by the total amount of his or her base pay received during the Performance Period. We recorded expense related to the cash incentive plan of $0.9 million for the three and nine months ended March 31, 2021, respectively. As of March 31, 2021, we had accrued $0.9 million related to the cash incentive plan.

17.   Income Taxes

For the three and nine months ended March 31, 2020, we recorded income tax expense (benefit) of $0.1 million and $0.3 million, which was primarily attributable to various state income taxes. For the three and nine months ended March 31, 2021, we recorded income tax expense (benefit) of $(0.1) million and $0.1 million, which was primarily attributable to the effects of foreign income taxes and various state income taxes.

As of March 31, 2021, we continue to recognize a full valuation allowance against net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The amount of deferred tax assets considered realizable in future periods may change as management continues to reassess the underlying factors it uses in estimating future taxable income.

18.   Net Loss per Share Attributable to Common Stockholders

On January 12, 2021, we amended and restated our certificate of incorporation to effect a reclassification of each share of our outstanding common stock into ½ share of Class A common stock and ½ share of Class B common stock, with cash paid for fractional shares. Therefore, we have two classes of common stock: Class A common stock and Class B common stock. The rights, including the dividends and distributions, of the holders of our Class A and Class B common stock are identical, except with respect to voting. Additionally, the conversion of all outstanding shares of redeemable convertible preferred stock into shares of our common stock occurred immediately prior to the reclassification.

The following table presents basic and diluted net loss per share attributable to common stockholders for Class A and Class B (in thousands, except share and per share data):

	Three Months Ended March 31, 2020	Nine Months Ended March 31, 2020
Numerator:
Basic
Net Loss	$(85,620)	$(147,411)
Excess return to preferred stockholders on repurchase	—	(13,205)
Net Loss Attributable to Common Stockholders	$(85,620)	$(160,616)
Diluted
Net Loss	$(85,620)	$(147,411)
Excess return to preferred stockholders on repurchase	—	(13,205)
Net Loss Attributable to Common Stockholders	$(85,620)	$(160,616)
Denominator:
Basic
Weighted average shares outstanding, basic	47,435,554	47,974,768
Total-basic	47,435,554	47,974,768
Diluted
Weighted average common shares outstanding, diluted	47,435,554	47,974,768
Total-diluted	47,435,554	47,974,768
Net loss per share attributable to common stockholders:
Basic	$(1.80)	$(3.35)
Diluted	$(1.80)	$(3.35)

	Three Months Ended March 31, 2021		Nine Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Basic
Net Loss	$(129,975)	$(117,184)	$(133,038)	$(144,677)
Net Loss Attributable to Common Stockholders	$(129,975)	$(117,184)	$(133,038)	$(144,677)
Diluted
Net Loss	$(129,975)	$(117,184)	$(133,038)	$(144,677)
Excess return to preferred stockholders on repurchase	—	—	(14,428)	(15,677)
Gain on conversion of convertible debt	—	—	191	207
Interest on convertible debt prior to conversion	—	—	859	933
Net Loss Attributable to Common Stockholders	$(129,975)	$(117,184)	$(146,416)	$(159,214)
Denominator:
Basic
Weighted average shares outstanding, basic	122,691,770	110,617,820	58,520,980	63,640,528
Total-basic	122,691,770	110,617,820	58,520,980	63,640,528
Diluted
Weighted average common shares outstanding, diluted	122,691,770	110,617,820	58,520,980	63,640,528
Weighted average common shares attributable to convertible debt prior to conversion	—	—	583,925	583,925
Total-diluted	122,691,770	110,617,820	59,104,905	64,224,453
Net loss per share attributable to common stockholders:
Basic	$(1.06)	$(1.06)	$(2.27)	$(2.27)
Diluted	$(1.06)	$(1.06)	$(2.48)	$(2.48)

The following common stock equivalents, presented based on amounts outstanding, were excluded from the calculation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of March 31, 2021
	2020	2021
Redeemable convertible preferred stock	122,115,971	—
Stock options, including early exercise of options	43,224,565	33,342,527
Restricted stock units	5,916,547	13,975,457
Common stock warrants	706,065	350,000
Total	171,963,148	47,667,984

19.   Segments and Geographical Information

We conduct our operations through a single operating segment and, therefore, one reportable segment.

Revenue

Revenue by geography is based on the billing addresses of the borrower or the location of the merchant’s national headquarters. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
United States	$137,198	$224,863	$354,394	$603,048
Canada	1,075	5,802	1,802	5,636
Total	$138,273	$230,665	$356,196	$608,684

Long-Lived Assets

The following table sets forth our long-lived assets, consisting of property, equipment and software, net and operating lease right-of-use assets, by geographic area (in thousands):

	June 30, 2020	March 31, 2021
United States	$48,140	$111,416
Canada	—	1,668
Total	$48,140	$113,084

20.   Subsequent Events

We have evaluated subsequent events through May 14, 2021, which is the date that these interim condensed consolidated financial statements were available to be issued. There were no significant subsequent events identified other than the matters described below.

Business Combination

On April 20, 2021, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with certain subsidiaries of the Company, Returnly Technologies, Inc. (“Returnly”), a Delaware corporation, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of the securityholders of Returnly.

The transaction closed on May 1, 2021. At the closing of the transaction, all of the issued and outstanding shares of capital stock and warrants to purchase capital stock of Returnly were cancelled in exchange for merger consideration consisting of (a) 3,319,115 shares of the Company’s Class A common stock with an aggregate value of $238.1 million, and (b) $41.9 million in cash, subject to adjustment and escrows, in each case in the amounts and upon the terms and subject to the conditions as set forth in the Merger Agreement. In addition, issued and outstanding vested options to purchase Returnly common stock were cancelled in exchange for approximately $13.6 million in cash.

Due to the limited time since the acquisition date, the initial accounting for the business combination is incomplete. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed.

2021-Z1 Securitization

On April 26, 2021, Affirm Asset Securitization Trust 2021-Z1 (“2021-Z1”) entered into a note purchase agreement with Barclays Capital Inc., J.P. Morgan Securities LLC, RBC Capital Markets, LLC, and Robert W. Baird & Co. Incorporated to issue $320.0 million of fixed rate asset-backed notes with a maturity date of August 15, 2025. The notes bear interest at a rate of 1.07% per year. On May 5, 2021, we contributed $351.0 million of loan receivables to the 2021-Z1 securitization.

On May 12, 2021, we entered into an agreement to sell residual certificates issued by 2021-Z1 to third-party investors representing 95% of the residual certificates issued. We hold the remaining residual certificates and all the risk retention interests.

Appointment of Libor Michalek to the Board of Directors

On May 8, 2021, the Board of Directors (the “Board”) of the Company appointed Libor Michalek, the Company’s President, Technology, to the Board as a Class I director, with a term expiring at the Company’s 2021 annual meeting of stockholders.
Resignation of Chief Legal Officer
On May 10, 2021, Sharda Caro del Castillo notified the Company of her decision to resign as Chief Legal Officer of the Company effective as of June 30, 2021. In connection with Ms. Caro del Castillo’s resignation, and in recognition of Ms. Caro del Castillo’s prior service and contributions to the Company, the Company and Ms. Caro del Castillo entered into a Separation Agreement which provides that the vesting of 125,312 outstanding Company stock options and 26,428 outstanding Company restricted stock units held by Ms. Caro del Castillo will be accelerated to the effective date of her resignation. The Separation Agreement also provides for a customary release of claims in favor of the Company and certain other standard provisions.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q ("Form 10-Q") and our audited consolidated financial statements and the related notes and the discussion under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended June 30, 2020 included in the final prospectus for our initial public offering dated as of January 12, 2021 and filed with the Securities and Exchange Commission pursuant to Rule 424(b)(4) on January 14, 2021. Some of the information contained in this discussion and analysis, including information with respect to our planned investments to drive future growth, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For the periods presented, references to originating bank partners are to Cross River Bank and Celtic Bank.
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
Our point-of-sale solution allows consumers to pay for purchases in fixed amounts without deferred interest, hidden fees, or penalties. We empower consumers to pay over time rather than paying for a purchase entirely upfront. This increases consumers’ purchasing power and gives them more control and flexibility. Our platform facilitates both true 0% APR payment options and interest-bearing loans. On the merchant side, we offer commerce enablement, demand generation, and customer acquisition tools. Our solutions empower merchants to more efficiently promote and sell their products, optimize their customer acquisition strategies, and drive incremental sales. We also provide valuable product-level data and insights — information that merchants cannot easily get elsewhere — to better inform their marketing strategies. Finally, our consumer-focused app unlocks the full suite of Affirm products for a delightful end-to-end consumer experience. Consumers can use our app to manage payments, open a high-yield savings account, and access a personalized marketplace.
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
We have achieved significant growth in recent periods. Our total revenue, net was approximately $138.3 million and $356.2 million for the three and nine months ended March 31, 2020, respectively, and $230.7 million and $608.7 million for the three and nine months ended March 31, 2021, respectively. We incurred net losses of

$86.5 million and $147.4 million for the three and nine ended March 31, 2020, respectively, and $247.2 million and $277.7 million for the three and nine months ended March 31, 2021, respectively.
The combination of our differentiated product offering, efficient go-to-market strategy, and strong monetization engine has resulted in fast growth.
•Rapid GMV growth.  We grew our Gross Merchandise Volume ("GMV") by approximately 83% period-over-period from $1.2 billion during the three months ended March 31, 2020 to $2.3 billion during the three months ended March 31, 2021. During the nine months ended March 31, 2021, GMV was $5.8 billion, which represented 69% growth over the nine months ended March 31, 2020.
•Increased consumer engagement.  The number of active consumers on our platform grew by 1.7 million consumers from June 30, 2020 to March 31, 2021 to a total of 5.4 million.
•Expanded merchant network.   We have also continued to scale the breadth and reach of our platform. From June 30, 2020 to March 31, 2021, our merchant base expanded by 103% to approximately 11,513.
•Compelling network revenue growth. Network revenue, which combines merchant network revenue and virtual card network revenue, increased 53% and 71% compared to the three and nine months ended March 31, 2020. We believe that the continued growth of network revenue demonstrates the value of our platform to our merchants.
Our business was designed to scale efficiently. Our partnerships with banks and other funding relationships have allowed us to remain equity capital efficient. Since July 1, 2016, we have processed approximately $15.0 billion of GMV on our platform. As of March 31, 2021, we had over $5.8 billion in funding capacity from a diverse set of capital partners, including through our warehouse facilities, securitization trusts, and forward flow arrangements, an increase of $2.5 billion from $3.3 billion as of June 30, 2020.
Through the diversity of these funding relationships, the equity capital required to build our total platform portfolio has declined from approximately 9% of the total platform portfolio as of June 30, 2020, to approximately 5% as of March 31, 2021. We define our total platform portfolio as the unpaid principal balance outstanding of all loans facilitated through our platform as of the balance sheet date, including both those loans held for investment and those loans owned by third-parties. This amount totaled $2.5 billion and $4.2 billion as of June 30, 2020 and March 31, 2021, respectively. Additionally, we define the equity capital required as the balance of loans held for investment plus loans held for sale less funding debt and notes issued by securitization trusts, per our interim condensed consolidated balance sheet. This amount totaled $220.8 million and $206.6 million as of June 30, 2020 and March 31, 2021, respectively. Additionally, equity capital required as a percent of the last twelve months' GMV was 5% and 3% as of June 30, 2020 and March 31, 2021, respectively.
We have focused on growing our platform and plan to continue making investments to drive future growth, as evidenced by our strategic acquisitions of PayBright and, subsequent to the end of the period, Returnly Technologies, Inc. ("Returnly"). We believe that our continued success will depend on many factors, including our ability to expand and deepen our consumer and merchant relationships, help our merchants grow their revenue on our platform, and develop new innovative solutions to establish the ubiquity of our network and breadth of our platform.

Our Financial Model

Our Revenue Model
From merchants, we earn a fee when we help them convert a sale and power a payment. While merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering, we generally earn larger merchant fees on 0% APR financing products. For the three and nine months ended March 31, 2020, 0% APR financing represented 42% and 39%, respectively, of total GMV facilitated through our platform. For the three and nine months ended March 31, 2021, 0% APR financing represented 43% and 45%, respectively, of total GMV facilitated through our platform.
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
Our Loan Origination and Servicing Model
When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model. Once approved for the loan, the consumer then selects his/her preferred repayment option. The substantial majority of these loans are funded and issued by our originating bank partners.
A substantial majority of the loans facilitated through our platform are originated through our originating bank partners: Cross River Bank, an FDIC-insured New Jersey state chartered bank, and Celtic Bank, a Utah state-chartered industrial bank whose deposits are insured by the FDIC. These partnerships allow us to benefit from our partners' ability to originate loans under their banking licenses while complying with various federal, state, and other laws. Under this arrangement, we must comply with our originating bank partners' credit policies and underwriting procedures, and our originating bank partners maintain ultimate authority to decide whether to originate a loan. When an originating bank partner originates a loan, it funds the loan out of its own funds and may subsequently offer and sell the loan to us. Pursuant to our agreements with these partners, we are obligated to purchase the loans originated through our platform that our partner offers us and our obligation is secured by cash deposits. To date, we have purchased all of the loans facilitated through our platform and originated by our originating bank partners. When we purchase a loan from an originating bank partner, the purchase price is equal to the outstanding principal balance of the loan, plus a fee and any accrued interest. The originating bank partner also retains an interest in the loans purchased by us through a loan performance fee that is payable by us on the aggregate principal amount of a loan that is paid by a consumer. See Note 14. Fair Value of Financial Assets and Liabilities for more information on the performance fee liability.
We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada and across various states in the U.S. through our consolidated subsidiaries. We started originating loans directly in Canada in October 2019 and, through March 31, 2021, we had originated approximately $164.7 million of loans in Canada. As of March 31, 2021, we had directly originated $180.7 million of loans in the U.S. pursuant to our state licenses.
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

Our Funding Sources
We maintain a capital-efficient model through a diverse set of funding sources. When we originate a loan directly or purchase a loan originated by our originating bank partners, we often utilize warehouse facilities with certain lenders to finance our lending activities or loan purchases. We sell the loans we originate or purchase from our originating bank partners to whole loan buyers and securitization investors through forward flow arrangements and securitization transactions, and earn servicing fees from continuing to act as the servicer on the loans.
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
	(in thousands)
Gross Merchandise Volume (GMV)	$1,231,484	$2,257,374	$3,434,374	$5,808,415
GMV
We measure gross merchandise volume to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us. However, the GMV processed through our platform is an indicator of the success of our merchants and the strength of our platform. For the three months ended March 31, 2021, GMV was $2.3 billion, which represented an increase of approximately 83% as compared to $1.2 billion for the three months ended March 31, 2020. For the nine months ended March 31, 2021, GMV was $5.8 billion, which represented an increase of approximately 69% as compared to $3.4 billion for the nine months ended March 31, 2020.

	March 31, 2020	June 30, 2020	March 31, 2021
	(in thousands, except per consumer data)
Active Consumers	3,346	3,618	5,364
Transactions per Active Consumer (x)	2.1	2.1	2.3
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who engages in at least one transaction on our platform during the 12 months prior to the measurement date. As of March 31, 2021, we had 5.4 million active consumers, representing an increase of approximately 48% compared to 3.6 million as of June 30, 2020, and approximately 60% compared to 3.3 million at March 31, 2020. Active consumers include consumers who engaged in at least one transaction on the PayBright platform during the 12 months prior to the measurement date and prior to the acquisition of PayBright by Affirm.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date. As of March 31, 2021, we had approximately 2.3 transactions per active consumer, representing an increase of 9% as compared to 2.1 as of June 30, 2020 and an increase of 10% compared to March 31, 2020. Transactions per active consumer includes transactions completed by active consumers on the PayBright platform during the 12 months prior to the measurement date and prior to the acquisition of PayBright by Affirm.
Factors Affecting Our Performance
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. We have continued to reduce the percentage of our equity capital required to fund our total platform portfolio from approximately 9% as of June 30, 2020, to approximately 5% as of March 31, 2021. The mix of on-balance sheet and off-balance sheet funding will also impact our results in any given period.
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
Sales and Marketing Investment
We have historically relied on the strength of our merchant relationships and positive user experience to develop our consumer brand and grow the ubiquity of our platform. During the three and nine months ended March 31, 2021, we increased our investment in sales and marketing channels that we believe will drive further brand awareness and preference among both consumers and merchants. Given the nature of our revenue, our investment in sales and marketing in a given period may not impact results until subsequent periods. Additionally, given the increasingly competitive nature of merchant acquisition, we expect that we may make significant investments in retaining and acquiring new merchants. We are focused on the effectiveness of sales and marketing spending and will continue to be strategic in maintaining efficient consumer and merchant acquisition.
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

Timing of Merchant Transaction Recognition Change
The timing of our revenue recognition is tied to when a merchant captures payment and confirms a transaction financed through our platform, which we refer to as the merchant capture date. If a merchant recognizes the payment collection and confirms the transaction later in their transaction process, we expect that this change would delay the merchant capture date, which would delay our recognition of GMV and revenue related to that merchant’s transactions by a corresponding amount. Such a delay would adversely affect the GMV and revenue that we recognize from such merchant’s transactions in the quarterly period of such change, as the merchant capture date for a portion of such transactions would shift to a future quarterly period. We typically experience small timing differences between the consumer purchase date and the date when a merchant captures payment, however these differences have historically been immaterial.
In December 2020, the implementation of such a change began with respect to our largest merchant, Peloton, who delayed the merchant capture dates of certain transactions. This resulted in a delay in the recognition of GMV and revenue related to these transactions in the period ended December 31, 2020. As of December 31, 2020, we had approximately $83.9 million of transactions that had been facilitated by our platform but not yet confirmed by the merchant. Transactions from our merchant partnership with Peloton contributed $63.1 million of the $83.9 million balance.
In the three months ended March 31, 2021, we facilitated $23.4 million more transaction volume on our platform than was captured and confirmed by our merchants, an increase of $30.8 million from the three months ended March 31, 2020, in which we facilitated $7.4 million less transaction volume than was captured and confirmed by our merchants. As of March 31, 2021 and over the multi-year life of our merchant partnership with Peloton, we had facilitated approximately $65.7 million more transaction volume than had been captured and confirmed by the merchant. This is an increase of $65.7 million from March 31, 2020 and an increase of $2.6 million from December 31, 2020.
For more information on factors affecting our performance, see “Item 1A. Risk Factors.”
Impact of COVID-19

The COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and the markets in which we operate. Our positive performance during this period demonstrates the value and effectiveness of our platform, the resiliency of our business model, and the capabilities of our risk management and underwriting approach. However, certain of the COVID-19 related trends underlying this positive performance, in particular the significant revenue generated from certain types of merchants, may not continue at current levels.
Diversified Mix of Merchant Partners
We have a diversified set of merchant partners across industries, which allows us to capitalize on industry tailwinds and changing consumer spending behavior, economic conditions, and other factors that may affect a particular type of merchant or industry. For example, following the onset of the COVID-19 pandemic, our revenue from merchant partners in the travel, hospitality, and entertainment industries declined significantly, but we saw a significant increase in revenue from merchant partners offering home fitness equipment, home office products, and home furnishings. While we have benefited as a result of such consumer spending trends, there can be no assurance that such trends will continue or that the levels of total revenue and merchant network revenue that we generate from merchants in fitness equipment, home office products, and home furnishings industries will continue. The decline of sales by our merchants for any reason will generally result in lower credit sales and, therefore, lower loan volume and associated fee income for us. However, the beginnings of economic reopening and recovery present new opportunities for growth in our diverse merchant base, including early indications of strong recovery in the travel and hospitality sectors in which we believe we are well positioned.
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
Flexible Allowance Model
At the onset of the COVID-19 pandemic in March 2020, we factored in updated loss multiples using macroeconomic data to reflect stressed expected loss scenarios emerging from forecasted delinquencies and defaults. This stressing of the model resulted in an increase of the allowance for credit losses as a percentage of loans held for investment from 8.9% as of February 29, 2020 to 14.8% as of March 31, 2020. In the months subsequent to this, we have seen stronger than expected repayment history in the portfolio, resulting in a release of the allowance. As of June 30, 2020 and March 31, 2021, the allowance for credit losses as a percentage of loans held for investment was 9% and 5%, respectively. Our allowance for credit losses has declined as a percentage of loans held for investment as we have begun to retain a higher portion of longer-term, 0% APR loans on our balance sheet since completing our consolidated 2020-Z1 and 2020-Z2 securitizations during the nine months ended March 31, 2021. These longer-term, 0% APR loans tend to have lower expected losses than our interest bearing loans and generally carry lower loss reserves as a percentage of initial principal balance. Additionally, improved macroeconomic conditions have resulted in an overall improved credit outlook and reduced expected losses. Should macroeconomic factors or expected losses change, we may increase or decrease the allowance for credit losses.
For more information on the risks related to the COVID-19 pandemic, see “Item 1A. Risk Factors — Risks Related to Our Business and Industry.”
Components of Results of Operations

Revenue
Merchant Network Revenue
Merchant partners are charged a fee on each transaction processed through the Affirm platform. The fees vary depending on the individual arrangement between us and each merchant and on the terms of the product offering. The fee is recognized at the point in time the terms of the executed merchant agreement have been fulfilled and the merchant successfully confirms the transaction. We may originate certain loans via our wholly-owned subsidiaries, with zero or below market interest rates. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, resulting in a loss, which we record as a reduction to merchant network revenue. In order to continue to expand our consumer base, we may originate loans under certain merchant arrangements that we do not expect to achieve positive revenue. In these instances, the loss is recorded as sales and marketing expense. During the three and nine months ended March 31, 2020, we generated 49% and 48% of our revenue from merchant network fees, respectively. During the three and nine months ended March 31, 2021, we generated 42% and 48% of our revenue, respectively, from merchant network fees.
Virtual Card Network Revenue
A smaller portion of our revenue comes from our Virtual Card product. We have agreements with issuer processors to facilitate transactions through the issuance of virtual debit cards to be used by consumers at checkout. Consumers can apply for a virtual debit card through the Affirm app and, upon approval, receive a single-use virtual debit card to be used for their purchase online or offline at a non-integrated merchant. The non-integrated merchants are charged interchange fees by the issuer processor for virtual debit card transactions, as with all debit card purchases, and the issuer processor shares a portion of this revenue with us. We also leverage this issuer processor as a means of integrating certain merchants. Similarly, for these arrangements, the merchant is charged interchange fees by the issuer processor and the issuer processor shares a portion of this revenue with us. This revenue is recognized as a percentage of both our loan volume transacted on the payment processor network and net interchange income, and this revenue is presented net of associated processing fees. We generated 4% and 5% of our revenue from virtual card network fees for the three and nine months ended March 31, 2020, respectively, and 6% and 5% of our revenue from virtual card network fees for the three and nine months ended March 31, 2021, respectively.
Interest Income
We also earn revenue through interest earned on the loans purchased from our originating bank partners. Interest income includes interest charged to consumers over the term of the consumers’ loans based on the principal outstanding and is calculated using the effective interest method. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from our originating bank partners or the origination of a loan. These discounts and premiums are accreted or amortized over the life of the loan using the effective interest method and represented 33% and 31% of total interest income for the three and nine months ended March 31, 2021, respectively, compared to 18% for both the three and nine months ended March 31, 2020. During the three and nine months ended March 31, 2020, we generated 38% and 39% of our revenue from interest income, respectively. During the three and nine months ended March 31, 2021, we generated 41% and 37% of our revenue from interest income, respectively.
Gain on Sales of Loans
We sell a portion of the loans we purchase from our originating bank partners to third-party investors. We recognize a gain or loss on sale of such loans as the difference between the proceeds received, adjusted for initial recognition of servicing assets and liabilities obtained at the date of sale, and the carrying value of the loan. During the three and nine months ended March 31, 2020, we generated 7% and 6% of our revenue from gain on sales of loans, respectively. During the three and nine months ended March 31, 2021, we generated 7% and 8% of our revenue from gain on sales of loans, respectively.
Servicing Income
We earn a specified fee from providing professional services to manage loan portfolios on behalf of our third-party loan owners. Under the servicing agreements with our capital markets partners, we are entitled to collect servicing fees on the loans that we service, which are paid monthly based upon an annual fixed percentage of the outstanding loan portfolio balance. During the three and nine months ended March 31, 2020, we generated 2% and 3% of our revenue from servicing fees, respectively. During both the three and nine months ended March 31, 2021, we generated 3% of our revenue from servicing fees.
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
As of March 31, 2021, we had 1,342 employees, compared to 893 employees as of June 30, 2020. We increased our headcount and personnel related costs across our business in order to support our growth expansion strategy. We expect headcount to continue to increase during fiscal year 2021 given our focus on growth and expansion.
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
Funding Costs
Funding costs consist of the interest expense we incur on our borrowings and amortization of fees and other costs incurred in connection with funding the purchases and origination of loans. Excluding the amortization of debt issuance costs, which totaled $0.5 million and $1.7 million for the three and nine months ended March 31, 2020, respectively, and $1.3 million and $3.7 million for the three and nine months ended March 31, 2021, respectively, we incur an expense per loan pledged to our debt funding sources.
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
Technology and Data Analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering and product employees as well as our credit and analytics employees who develop our proprietary risk model, which totaled $20.0 million and $56.1 million for the three and nine months ended March 31, 2020, respectively, and $77.5 million and $123.5 million for the three and nine months ended March 31, 2021, respectively.
Additionally, for the three and nine months ended March 31, 2020, $4.1 million and $12.4 million, respectively, of salaries and personnel costs that relate to the creation of internally-developed software were capitalized into property, equipment and software, net on the interim condensed consolidated balance sheets, and amortized into technology and data analytics expense over the useful life of the developed software. This amortization expense totaled $1.6 million and $4.0 million for the three and nine months ended March 31, 2020, respectively. For the three and nine months ended March 31, 2021, $11.2 million and $18.8 million, respectively, of salaries and personnel costs that relate to the creation of internally-developed software were capitalized into property, equipment and software, net on our interim condensed consolidated balance sheets, and we recorded amortization expense of $2.6 million and $7.4 million for the three and nine months ended March 31, 2021, respectively. Additional technology and data analytics expenses include platform infrastructure and hosting costs, third-party data acquisition expenses, and expenses related to the maintenance of existing technology assets and our technology platform as a whole.
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
Additionally, in order to continue to expand our consumer base, we may originate certain loans via our wholly-owned subsidiaries with zero or below market interest rates under certain merchant arrangements that we do not expect to achieve positive revenue. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, which results in a loss. These losses are recorded as sales and marketing expense. These losses totaled $3.1 million and $4.1 million during the three and nine months ended March 31, 2021. We expect that our sales and marketing expense will increase as a percentage of revenue as we expand our sales and marketing efforts to drive our growth, expansion, and diversification.
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
Other Income and Expenses
Other Income, Net
Other income, net consists of interest earned on our money market funds included in cash and cash equivalents and restricted cash, and gains and losses incurred on both our constant maturity swaps and as related to bifurcated derivatives associated with our convertible debt.
Income Tax Expense
Our income tax expense (benefit) consists of U.S. federal and state income taxes and Canadian federal and provincial income taxes. Through March 31, 2021, we had not been required to pay any material U.S. federal, state, or foreign income taxes due to accumulated net operating losses.

Results of Operations

The following tables set forth selected interim condensed consolidated statements of operations and comprehensive loss data for each of the periods presented in dollars:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
	(in thousands)
Revenue
Merchant network revenue	$67,350	$97,999	$171,503	$290,894
Virtual card network revenue	5,930	13,809	16,641	30,587
Total network revenue	73,280	111,808	188,144	321,481
Interest income (1)	52,372	94,530	137,613	222,624
Gain on sales of loans (1)	9,866	16,350	20,329	47,344
Servicing income	2,755	7,977	10,110	17,235
Total Revenue, net	$138,273	$230,665	$356,196	$608,684
Operating Expenses (2)
Loss on loan purchase commitment	$43,519	$62,054	$106,141	$195,690
Provision for credit losses	82,216	(1,063)	137,238	40,389
Funding costs	8,204	14,665	24,499	37,077
Processing and servicing	13,678	21,335	35,025	51,635
Technology and data analytics	33,654	98,728	90,634	174,130
Sales and marketing	7,108	57,549	19,978	119,243
General and administrative	31,399	146,853	89,791	220,042
Total Operating Expenses	219,778	400,121	503,306	838,206
Operating Loss	$(81,505)	$(169,456)	$(147,110)	$(229,522)
Other income, net	(4,022)	(77,773)	(19)	(48,088)
Loss Before Income Taxes	$(85,527)	$(247,229)	$(147,129)	$(277,610)
Income tax expense (benefit)	93	(70)	282	105
Net Loss	$(85,620)	$(247,159)	$(147,411)	$(277,715)
Excess return to preferred stockholders on repurchase	—	—	(13,205)	—
Net Loss Attributable to Common Stockholders	$(85,620)	$(247,159)	$(160,616)	$(277,715)
Other Comprehensive Loss
Foreign currency translation adjustments	$(874)	$2,829	$(864)	$5,048
Net Other Comprehensive Income (Loss)	(874)	2,829	(864)	5,048
Comprehensive Loss	$(86,494)	$(244,330)	$(148,275)	$(272,667)
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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
	(in thousands)
Balance at the beginning of the period	$17,057	$71,571	$13,068	$28,659
Additions from loans purchased, net of refunds	42,297	71,294	104,865	201,531
Amortization of discount	(9,175)	(31,625)	(24,904)	(68,843)
Unamortized discount released on loans sold	(32,542)	(29,357)	(75,392)	(79,464)
Balance at the end of the period	$17,637	$81,883	$17,637	$81,883
(2) Amounts include stock-based compensation as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
	(in thousands)
General and administrative	$3,665	$82,421	$11,166	$88,722
Technology and data analytics	3,360	45,980	10,297	50,749
Sales and marketing	918	9,933	3,172	11,274
Processing and servicing	27	1,413	54	1,726
Total stock-based compensation in operating expenses	7,970	139,747	24,689	152,471
Capitalized into property, equipment and software, net	667	6,567	2,350	7,792
Total stock-based compensation expense	$8,637	$146,314	$27,039	$160,263
Comparison of the Three and Nine Months Ended March 31, 2020 and 2021

Total Revenue, net

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentage)
Merchant network revenue	$67,350	$97,999	$30,649	46%	$171,503	$290,894	$119,391	70%
Virtual card network revenue	5,930	13,809	7,879	133%	16,641	30,587	13,946	84%
Total network revenue	73,280	111,808	38,528	53%	188,144	321,481	133,337	71%
Interest income	52,372	94,530	42,158	80%	137,613	222,624	85,011	62%
Gain on sales of loans	9,866	16,350	6,484	66%	20,329	47,344	27,015	133%
Servicing income	2,755	7,977	5,222	190%	10,110	17,235	7,125	70%
Total Revenue, net	138,273	230,665	92,392	67%	356,196	608,684	252,488	71%

Total Revenue, net for the three and nine months ended March 31, 2021 increased by $92.4 million or 67%, and $252.5 million or 71%, respectively, compared to the three and nine months ended March 31, 2020, primarily due to an increase of $1,025.9 million or 83% in GMV on our platform, from $1,231.5 million and $3,434.4 million for the three and nine months ended March 31, 2020, respectively, to $2,257.4 million and $5,808.4 million for the three and nine months ended March 31, 2021, respectively. This increase in GMV was driven by the strong network effects of the expansion of our active merchant base from 4,781 as of March 31, 2020 to 11,513 as of March 31, 2021, organic growth in active consumers from 3.3 million as of March 31, 2020 to 5.4 million as of March 31, 2021, and an increase in average transactions per consumer from 2.1 as of March 31, 2020 to 2.3 as of March 31, 2021.
Merchant network revenue for the three and nine months ended March 31, 2021 increased by $30.6 million or 46%, and $119.4 million or 70%, compared to the three and nine months ended March 31, 2020, respectively. This increase was primarily due to a 83% and 69% increase in GMV on our platform, compared to the three and nine months ended March 31, 2020, respectively, as well as a higher proportion of transactions that earn a higher merchant fee as a percentage of GMV, such as 0% APR loans. Merchant network revenue as a percentage of GMV for the three months ended March 31, 2021 decreased to 4% compared to 5% for the three months ended March 31, 2020, while remaining consistent at 5% for the nine months ended March 31, 2020 and March 31, 2021.
Merchant network revenue growth is generally correlated with both GMV growth and the mix of loans on our platform as different loan characteristics are positively or negatively correlated with merchant fee revenue as a percentage of GMV. In particular, merchant network revenue as a percentage of GMV typically increases with the term length and average order value of our loans, and typically decreases in higher APR loans. Specifically, 0% APR loans typically carry higher merchant fees as a percentage of GMV. The increases in merchant network revenue during the three and nine month periods were primarily driven by growth in GMV coupled with higher proportions of 0% APR loans, partially offset by reductions in average term length and average order value ("AOV"). For the three and nine months ended March 31, 2021, 0% APR loans accounted for 43% and 45%, respectively, of our total GMV, compared to 42% and 39% for the three and nine months ended March 31, 2020, respectively. For the three and nine months ended March 31, 2021, loans with a term length greater than 12 months accounted for 30% and 32%, respectively, of GMV, compared with 35% and 30% for the three and nine months ended March 31, 2020, respectively. AOV was lower at $564 and $577 for the three and nine months ended March 31, 2021, respectively, compared to $612 and $590 for the three and nine months ended March 31, 2020, respectively.
These increases were partially offset by a reduction of merchant network revenue of $5.4 million and $12.4 million for the three and nine months ended March 31, 2021, respectively, associated with the creation of discounts upon origination of loans with a par value in excess of the fair value of such loans. These discounts on certain self-originated loans are amortized into interest income over the life of the loan and were not incurred during the three and nine months ended March 31, 2020.
Additionally, during the three months ended March 31, 2021, we recorded a reduction of merchant network revenue of approximately $3.1 million, associated with estimated merchant fees previously earned on the facilitation of transactions related to products involved in a recall announced by our largest merchant partner, Peloton. This estimate was derived in part based on estimates of return rates provided by Peloton for the quarter ending June 30, 2021, in its most recent quarterly filing.
Virtual card network revenue for the three and nine months ended March 31, 2021 increased by $7.9 million or 133%, and $13.9 million or 84%, compared to the three and nine months ended March 31, 2020, respectively. This increase was driven by an increase in GMV processed through our issuer processor of 132% and 80% for the three and nine months March 31, 2021, respectively, due to increased activity on our virtual card-enabled mobile application as well as growth in existing and new merchants integrated using our virtual card platform.
Interest income for the three and nine months ended March 31, 2021 increased by $42.2 million or 80%, and $85.0 million or 62%, compared to the three and nine months ended March 31, 2020, respectively. Generally, interest income is correlated with the changes in the average balance of loans held for investment, as we recognize interest on loans held for investment using the effective interest method over the life of the loan. The average balance of loans held for investment increased by 104% to $2,041.9 million, and by 51% to $1,633.1 million, for the three and nine months ended March 31, 2021, respectively, compared to the same periods in the prior fiscal year.
As an annualized percentage of average loans held for investment, total interest income decreased from approximately 21% during the three months ended March 31, 2020 to 19% during the three months ended March 31, 2021. This change was driven by an increase in the average proportion of 0% APR loans being held on our interim condensed consolidated balance sheet as a percentage of the total loans held for investment, which increased from 25% and 26% during the three and nine months ended March 31, 2020, compared to 51% and 47% during the three and nine months ended March 31, 2021. The shift was largely due to strong volume of longer-term 0% APR loans as well as short-term Split Pay loans being held for investment and the addition of our 0% APR 2020-Z1 and 2020-Z2 consolidated securitizations.
While we do recognize interest income on 0% APR loans via the amortization of the loan discount, this is generally earned at a lower rate than consumer interest on interest-bearing loans. The total amortization of discounts on loans held for investment increased by $22.5 million or 245%, and $43.9 million or 176%, for the three and nine months ended March 31, 2021, respectively, compared with the three and nine months ended March 31, 2020, and represented 33% and 31% of total interest income for the three and nine months ended March 31, 2021, respectively, compared to 18% for both the three and nine months ended March 31, 2020. This increase included the amortization of discounts arising from self-originated loans held for investment of $7.8 million and $9.7 million during the three and nine months ended March 31, 2021, respectively, which was nil for both the three and nine months ended March 31, 2020.
Additionally, during the three months ended March 31, 2021, we recorded a reduction of interest income of approximately $0.4 million, associated with the amortization of discounts recorded on loans for products related to a recall announced by our largest merchant partner, Peloton. This estimate was derived in part based on estimates of return rates provided by Peloton for the quarter ending June 30, 2021, in its most recent quarterly filing.
Gain on sales of loans for the three and nine months ended March 31, 2021 increased by $6.5 million or 66%, and $27.0 million or 133%, compared to the three and nine months ended March 31, 2020, respectively. We sold loans with an unpaid balance of $630.3 million and $2,087.7 million for the three and nine months ended March 31, 2020, respectively, and $756.7 million and $2,013.2 million for the three and nine months ended March 31, 2021, respectively, for which we retained servicing rights. This increase was primarily due to higher loan sale volume, favorable loan sale pricing terms, and optimizing the allocation of loans to loan buyers with higher pricing terms.
Servicing income for the three and nine months ended March 31, 2021 increased by $5.2 million or 190% and $7.1 million or 70%, respectively, compared to the three and nine months ended March 31, 2020. This increase was primarily due to an increase in the average unpaid principal balance of loans owned by third-party loan owners and increases in negotiated servicing rates with new and existing third-party loan owners. Additionally, during the three months ended March 31, 2020 we recognized a reduction of servicing income of $1.6 million related to the changes in fair value of servicing assets and liabilities compared with an addition to servicing income of $0.9 million during the three months ended March 31, 2021. Similarly, during the nine months ended March 31, 2020, we recognized a reduction of $0.7 million compared with a reduction of $0.2 million during the nine months ended March 31, 2021.

Operating Expenses

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2021	2020	2021
	(in thousands)
Loss on loan purchase commitment	$43,519	$62,054	$106,141	$195,690
Provision for credit losses	82,216	(1,063)	137,238	40,389
Funding costs	8,204	14,665	24,499	37,077
Processing and servicing	13,678	21,335	35,025	51,635
Total transaction costs	147,617	96,991	302,903	324,791
Technology and data analytics	33,654	98,728	90,634	174,130
Sales and marketing	7,108	57,549	19,978	119,243
General and administrative	31,399	146,853	89,791	220,042
Total operating expenses	$219,778	$400,121	$503,306	$838,206
Loss on Loan Purchase Commitment

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentage)
Loss on loan purchase commitment	$43,519	$62,054	$18,535	43%	$106,141	$195,690	$89,549	84%
Percentage of total revenue, net	31%	27%			30%	32%
Loss on loan purchase commitment for the three and nine months ended March 31, 2021 increased by $18.5 million or 43%, and $89.5 million or 84%, compared to the three and nine months ended March 31, 2020, respectively. This increase was due to a significant increase in the volume of loans purchased above fair market value, primarily as a result of an increase in purchases of 0% APR loans from our originating bank partners during the periods. During the three and nine months ended March 31, 2021, we purchased $2.0 billion and $5.6 billion, respectively, of loan receivables from our originating bank partners, representing an increase of $791.3 million or 64%, and $2.2 billion or 62%, compared to the three and nine months ended March 31, 2020, respectively.
Provision for Credit Losses

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentage)
Provision for credit losses	$82,216	$(1,063)	$(83,279)	(101)%	$137,238	$40,389	$(96,849)	(71)%
Percentage of total revenue, net	59%	—%			39%	7%
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

The allowance for credit losses for March 31, 2021 decreased by 22% compared to March 31, 2020, while the balance of loans held for investment increased 122%, compared to the prior year period. At the onset of the COVID-19 pandemic in March 2020, we factored in updated loss multiples using macroeconomic data to reflect stressed expected loss scenarios emerging from forecasted delinquencies and defaults. This stressing of the model resulted in an increase of the allowance for credit losses up to 14.6% as of March 31, 2020. In the months subsequent to this, we have seen stronger than expected repayment history in the portfolio, resulting in a release of the allowance over time. As of March 31, 2021, the allowance for credit losses as a percentage of loans held for investment decreased to 5.2%.
During the three months ended March 31, 2021, a combination of factors resulted in a decrease of $11.2 million from December 31, 2020 in the allowance for credit losses. Firstly, continued stronger than expected repayment performance of the portfolio resulted in a decrease of approximately $12.3 million. This strong credit performance was supported by a 75% decrease in our net charge-offs as a percentage of our average loans held for investment to 0.5%, compared with 2.0% for the three months ended March 31, 2020. Secondly, we began transitioning to a new underlying data model which incorporates internal improvements to our underwriting and collections processes while allowing for a more granular segmentation of the loan portfolio. This change in model resulted in a decrease of approximately $48.2 million. These decreases were largely offset by allowances recognized on new purchases and originations of loans held for investment in the period with generally higher credit quality and pledged to securitization trusts, however, this combination of factors, coupled with the in-period charge-offs and repayments, resulted in income recognized from the provision for credit losses of $1.1 million for the three months ended March 31, 2021.
These similar circumstances resulted in an increase in the allowance for credit losses during the nine months ended March 31, 2021 of 20% compared to June 30, 2020, while the balance of loans held for investment increased 112% compared to June 30, 2020. The corresponding provision for credit losses during the nine months ended March 31, 2021 decreased by $96.8 million, or 71%, compared to the nine months ended March 31, 2020. The smaller decrease in the provision for credit losses as compared to the respective increases in the allowance for credit losses and loans held for investment was driven by lower credit losses as compared to the expectation at the beginning of the period. These lower credit losses were evidenced by a 63% decrease in our net charge-offs as a percentage of our average loans held for investment to 1.9%, compared with 5.1% for the nine months ended March 31, 2020. This was partially offset by higher future expected losses on loans held for investment due to worsened economic outlook as a result of COVID-19 at the time.
Funding Costs

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentage)
Funding costs	$8,204	$14,665	$6,461	79%	$24,499	$37,077	$12,578	51%
Percentage of total revenue, net	6%	6%			7%	6%
Funding costs for the three and nine months ended March 31, 2021 increased by $6.5 million or 79%, and $12.6 million or 51%, compared to the three and nine months ended March 31, 2020, respectively. Funding costs for a given period are correlated with the sum of the average balance of funding debt and the average balance of notes issued by securitization trusts. This increase was primarily due to the introduction of notes issued by securitization trusts during the current fiscal year, which bear interest at fixed rates. The average balance of notes issued by securitization trusts during the three and nine months ended March 31, 2021 was $1,029.8 million and $639.6 million, respectively, which did not exist during the prior year periods. The average balance of funding debt for the three months ended March 31, 2021 decreased by $1.5 million or 0%, and increased by $108.7 million or 16%, compared to the three and nine months ended March 31, 2020, respectively, while the average reference interest rate decreased by 91% and 92% during each periods, respectively.

Processing and Servicing

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentage)
Processing and servicing	$13,678	$21,335	$7,657	56%	$35,025	$51,635	$16,610	47%
Percentage of total revenue, net	10%	9%			10%	8%
Processing and servicing expense for the three and nine months ended March 31, 2021 increased by $7.7 million or 56%, and $16.6 million or 47%, compared to the three and nine months ended March 31, 2020, respectively. This increase was primarily due to a $4.0 million or 66%, and $8.0 million or 52%, increase in payment processing fees due to increased servicing activity and payments volume for the three and nine months ended March 31, 2021, respectively. Additionally, processing fees paid to our customer referral partners, increased by $1.0 million or 250%, and $1.8 million or 150%, for the three and nine months ended March 31, 2021, respectively.
Technology and Data Analytics

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentage)
Technology and data analytics	$33,654	$98,728	$65,074	193%	$90,634	$174,130	$83,496	92%
Percentage of total revenue, net	24%	43%			25%	29%
Technology and data analytics expense for the three and nine months ended March 31, 2021 increased by $65.1 million or 193%, and $83.5 million or 92%, compared to the three and nine months ended March 31, 2020, respectively. This increase was primarily due to a $57.5 million or 288%, and $67.4 million or 120%, increase in engineering, product, and data science personnel costs, for the three and nine months ended March 31, 2021, respectively, compared to the three and nine months ended March 31, 2020, net of capitalized costs for internally developed software, to continue to support our growth and technology platform as a whole. The largest component of these personnel costs was stock-based compensation, which accounted for $42.6 million and $40.5 million of the increase compared to the three and nine months ended March 31, 2020, respectively, largely due to the vesting of RSUs for which the service-based condition had been met prior to the IPO and the performance-based condition was met on the IPO date.
Additionally, there was a $2.2 million or 30%, and $8.9 million or 50%, increase in data infrastructure and hosting costs for the three and nine months ended March 31, 2021, respectively, compared to the three and nine months ended March 31, 2020, due to increased capacity requirements of our technology platform. However, there was only a $0.2 million or 4%, increase and a $0.6 million or 5%, decrease in underwriting data provider costs for the three and nine months ended March 31, 2021, respectively, compared to the three and nine months ended March 31, 2020, due to cost improvements achieved as a result of contract renegotiations.
Sales and Marketing

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentage)
Sales and marketing	$7,108	$57,549	$50,441	710%	$19,978	$119,243	$99,265	497%
Percentage of total revenue, net	5%	25%			6%	20%

Sales and marketing expense for the three and nine months ended March 31, 2021 increased by $50.4 million or 710%, and $99.3 million or 497%, compared to the three and nine months ended March 31, 2020, respectively. This increase was primarily due to $16.7 million and $48.0 million of expense incurred during the three and nine months ended March 31, 2021, respectively, associated with the amortization of an asset associated with our commercial agreement with Shopify Inc., which was recognized in July 2020. This asset represents the probable future economic benefit to be realized over the four-year expected benefit period and is valued based on the fair value of the warrants granted to Shopify Inc. under such commercial agreement at the grant date. This value is amortized on a straight-line basis over the four-year expected benefit period. Additionally, stock-based compensation related to employees in the sales and marketing functions increased $9.0 million or 982%, and $8.1 million or 255%, compared to the three and nine months ended March 31, 2020, respectively, largely due to the vesting of RSUs for which the service-based condition had been met prior to the IPO and the performance-based condition was met on the IPO date.
Furthermore, there was a $4.7 million or 940%, and $15.9 million or 663%, increase in brand and consumer marketing spend during the three and nine months ended March 31, 2021, respectively, compared to the three and nine months ended March 31, 2020, associated with our holiday shopping and brand-activation marketing campaigns.
General and Administrative

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentage)
General and administrative	$31,399	$146,853	$115,454	368%	$89,791	$220,042	$130,251	145%
Percentage of total revenue, net	23%	64%			25%	36%
General and administrative expense for the three and nine months ended March 31, 2021 increased by $115.5 million or 368%, and $130.3 million or 145%, compared to the three and nine months ended March 31, 2020, respectively. This increase was primarily due to an increase of $91.4 million or 459%, and $98.7 million or 177%, in personnel costs during the three and nine months ended March 31, 2021, respectively, compared to the three and nine months ended March 31, 2020, as a result of increased headcount as we continue to grow our finance, legal, operations, and administrative organizations. The largest component of these personnel costs was stock-based compensation, which increased by $78.8 million and $77.6 million compared to the three and nine months ended March 31, 2020, respectively. This was primarily due to $38.5 million of expense recognized during both the three and nine months ended March 31, 2021 based on a long-term, multi-year performance-based stock option award granted to our Chief Executive Officer prior to our IPO, as well as due to the vesting of RSUs for which the service-based condition had been met prior to the IPO and the performance-based condition was met on the IPO date.
Additionally, professional fees increased by $4.9 million or 175%, and $10.0 million or 97%, during the three and nine months ended March 31, 2021, respectively, compared to the three and nine months ended March 31, 2020, to support our international expansion, initial public offering, and regulatory compliance programs.
Other Income, net

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2020	2021	$	%	2020	2021	$	%
	(in thousands, except percentage)
Other income, net	$(4,022)	$(77,773)	$(73,751)	1,834%	$(19)	$(48,088)	$(48,069)	252,995%
Percentage of total revenue, net	(3)%	(34)%			—%	(8)%
For the three months ended March 31, 2021, other income, net, was largely comprised of a loss of $78.5 million recognized based on the change in fair value of the contingent consideration liability associated with our acquisition of PayBright, driven by changes in the value of our common stock. For the nine months ended March 31, 2021, other income, net was primarily comprised of a gain of $30.1 million recognized upon the conversion of convertible notes into shares of Series G-1 preferred stock, offset by the change in fair value of the contingent consideration liability mentioned above. The conversion of convertible notes was accounted for as a debt extinguishment and this gain represented the difference between the carrying value of the debt at the time of extinguishment and the allocated proceeds.
For the three and nine months ended March 31, 2020, other income, net was primarily comprised of interest earned on money market funds of $0.8 million and $3.8 million, respectively, as well as losses on our constant maturity swaps of $4.5 million and $3.7 million, respectively.
Liquidity and Capital Resources

Sources and Uses of Funds
We have incurred losses since our inception, accumulating a deficit of $447.2 million and $734.9 million as of June 30, 2020 and March 31, 2021, respectively. We have historically financed the majority of our operating and capital needs through the private sales of equity securities, borrowings from debt facilities and convertible debt, third-party loan sale arrangements, and cash flows from operations. In September and October 2020, we issued an aggregate of 21,836,687 shares of Series G preferred stock for aggregate cash proceeds of $435.1 million. On January 15, 2021, we closed an initial public offering of our Class A common stock with cash proceeds, before expenses, of $1.3 billion.
As of March 31, 2021, our principal sources of liquidity were cash and cash equivalents, available capacity from revolving debt facilities, revolving securitizations, forward flow loan sale arrangements, and certain cash flows from our operations. We believe that our existing cash balances, available capacity under our revolving debt facilities and off-balance sheet loan sale arrangements, and cash from operations, are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us or from other sources in an amount sufficient to enable us to fund our liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. Our on- and off-balance sheet facilities provide funding subject to various constraining limits on the financed portfolios. These limits are generally tied to loan-level attributes such as loan term, credit quality, and interest rate, as well as borrower- and merchant-level attributes.
Cash and Cash Equivalents
As of March 31, 2021, we had approximately $1,623.7 million of cash to fund our future operations compared to approximately $267.1 million as of June 30, 2020. Our cash and cash equivalents were held primarily for continued investment in our business, for working capital purposes, and to facilitate a portion of our lending activities. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments and deposit accounts to preserve the principal balance and maintain adequate liquidity.
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

Funding Debt
The following table summarizes our funding debt facilities as of March 31, 2021:

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2021	$174,570	$81,064
2022	300,000	118,678
2023	1,075,000	295,956
2024	250,000	155,765
2025	—	—
2026	250,000	117,787
Total	$2,049,570	$769,250
Warehouse Credit Facilities
Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. These trusts are consolidated variable interest entities (“VIE”), and each trust entered into a credit agreement and security agreement with a commercial bank as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are referred to as funding debt. These credit agreements contain operating covenants, including limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on the amount of dividends and stock repurchases. Our funding debt facilities include concentration limits for various loan characteristics including credit quality, product mix, geography, and merchant concentration. As of March 31, 2021, we were in compliance with all applicable covenants in the agreements. Refer to Note 10. Funding Debt in the notes to the interim consolidated financial statements included elsewhere in this Form 10-Q for additional information.
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
Other Funding Facilities
Prior to our acquisition of PayBright on January 1, 2021, PayBright entered into various credit facilities utilized to finance the origination of loan receivables in Canada. Similar to our warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by PayBright loan receivables pledged to the respective facility as collateral, mature in 2021, and bear interest based on a commercial paper rate plus a spread ranging from 1.25% to 4.25%.

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
Securitizations
In connection with asset-backed securitizations, we sponsor and establish trusts to ultimately purchase loans facilitated by our platform. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. The assets are transferred into a trust such that the assets are legally isolated from the creditors of Affirm and are not available to satisfy obligations of Affirm. These assets can only be used to settle obligations of the underlying trusts. Each securitization trust issued senior notes and residual certificates to finance the purchase of the loans facilitated by our platform. At the closing of each securitization, we contributed loans, facilitated through our technology platform and purchased from our originating bank partners, with an aggregate outstanding principal balance of $1,505.8 million. The 2020-Z1 and 2020-Z2 securitizations are secured by static pools of loans contributed at closing, whereas the 2020-A and 2021-A securitizations are revolving and we may contribute additional loans from time to time until the end of the revolving period. For the 2020-Z2 securitization, we purchased $27.9 million of loan receivables from our third-party loan buyers which were then contributed to the trust. For additional information on our securitization, refer to Note 11.  Notes Issued by Securitization Trusts.
Affirm Asset Securitization Trust 2020-Z1, Affirm Asset Securitization Trust 2020-A, Affirm Asset Securitization Trust 2020-Z2, and Affirm Asset Securitization Trust 2021-A are deemed VIEs. We consolidated the VIEs as the primary beneficiary because we, through our role as the servicer, have both the power to direct the activities that most significantly affect the VIEs’ economic performance and a variable interest that could potentially be significant to the VIEs through holding the retained residual certificates.
Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended March 31,
	2020	2021
	(in thousands)
Net Cash Used in Operating Activities	$(42,855)	$(173,217)
Net Cash Used in Investing Activities	(232,400)	(1,106,378)
Net Cash Provided by Financing Activities(1)	174,015	2,753,959

(1) Amounts include net cash provided by issuance of redeemable convertible preferred stock and convertible debt as follows:

	Nine Months Ended March 31,
	2020	2021
	(in thousands)
Proceeds from initial public offering, net	$—	$1,305,301
Proceeds from issuance of redeemable convertible preferred stock, net of repurchases and issuance costs	(7,110)	434,529
Proceeds from issuance of common stock, net of repurchases	(17,079)	43,029
Net cash (used in) provided by equity-related financing activities	$(24,189)	$1,782,859
Net cash provided by debt-related financing activities	198,204	1,098,666
Payments of tax withholding for stock-based compensation	—	(127,566)
Net cash provided by financing activities	$174,015	$2,753,959
Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
Cash used in operating activities for the nine months ended March 31, 2021 was $173.2 million, an increase of $130.4 million from $42.9 million for the nine months ended March 31, 2020. This reflects our net loss of $277.7 million, adjusted for non-cash charges of $214.1 million, net cash outflows of $41.1 million from the purchase and sale of loans held for sale, and net cash outflows of $68.5 million provided by changes in our operating assets and liabilities.
Non-cash charges primarily consisted of: provision for credit losses, which decreased by $96.8 million or 71% due to lower than expected credit losses and improved credit quality of the portfolio; gain on sales of loans, which increased by $27.0 million from $20.3 million for the nine months ended March 31, 2020 due to improved loan sale economics and increased loan sales since the third quarter of the prior year; and amortization of premiums and discounts, which increased by $40.0 million or 194% due to increased amortization of discounts related to loans purchased from our originating bank partners at a price above fair market value. Additionally, during the nine months ended March 31, 2021, we recognized a gain of $30.1 million resulting from the conversion of the convertible notes into shares of Series G-1 redeemable convertible preferred stock in September 2020. This gain represented the difference between the carrying value of the debt at the time of extinguishment and the allocated proceeds. We also incurred $50.1 million of amortization expense associated with our commercial agreement assets None of these non-cash charges were earned or incurred during the three and nine months ended March 31, 2020. Furthermore, we incurred $152.5 million of stock-based compensation, up from $24.6 million due to accelerated vesting of RSUs due to our IPO in January 2021, and losses of $78.5 million due to the increase in the fair value of our contingent consideration liability, driven by changes in the value of our common stock.
Our net cash outflows resulting from changes in operating assets and liabilities increased to $68.5 million for the nine months ended March 31, 2021 compared to cash inflows of $36.1 million for the nine months ended March 31, 2020. This shift was primarily due to increases to other assets as a result of the recognition of our Shopify Inc. commercial agreement asset, which had a balance of $222.6 million at March 31, 2021, partially offset by increases to accrued expenses and other liabilities associated with our contingent consideration liability, which had a balance of $136.4 million at March 31, 2021.
Investing Activities
Cash used in investing activities for the nine months ended March 31, 2021 was $1,106.4 million, an increase of $874.0 million from $232.4 million for the nine months ended March 31, 2020. The main driver of this was $4,007.9 million of purchases of loans, representing an increase of $1,974.6 million or 97% compared to the third quarter of the prior year, due partly to continued growth in GMV but also due to the establishment of four new securitization trusts during the period in which we purchased loans and contributed approximately $1,505.8 million of loan receivables to the trusts, rather than selling to third-party loan buyers which would be classified as an operating activity on the statement of cash flows. Additionally, we recorded cash outflows of approximately $104.8 million for cash consideration for the PayBright acquisition, net of cash and restricted cash acquired. These cash outflows were partially offset by $3,002.4 million of repayments of loans, representing an increase of $1,394.5 million, or 87%, compared to the third quarter of the prior year, due to a higher average balance of loans held for investment and generally increasing credit quality of the portfolio.
Financing Activities
Cash provided by financing activities for the nine months ended March 31, 2021 was $2,754.0 million, an increase of $2,579.9 million from $174.0 million during the nine months ended March 31, 2020. A main driver of this was the issuance of common stock upon our initial public offering in January 2021 for $1,305.3 million, net of issuance costs, and issuances of Series G redeemable convertible preferred stock in September 2020 and October 2020 for $434.5 million, net of issuance costs. Additionally, the issuance of notes by our newly formed securitization trusts during the nine months ended March 31, 2021 resulted in net cash inflows of $1,251.7 million, net of in-period principal repayments. Each of these cash inflows represented new financing activities compared to the nine months ended March 31, 2020 but were partially offset by $141.8 million of net cash outflows from funding debt as principal repayments on debt exceeded proceeds from draws on these revolving credit facilities. This net cash outflow from funding debt was in contrast to a net cash inflow from funding debt of $199.6 million during the nine months ended March 31, 2020. The shift between periods is largely due to the availability of new funding sources in our securitization trusts. Additionally, we recorded payments of approximately $127.6 million for tax withholding associated with stock-based compensation during the nine months ended March 31, 2021 which did not occur in the prior periods as the vesting of RSUs was triggered by the initial public offering in January 2021.
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
Concentrations of Revenue
For the three and nine months ended March 31, 2020, approximately 28% and 25% of total revenue, respectively, was driven by one merchant partner, Peloton Interactive, Inc. ("Peloton"). For the three and nine months ended March 31, 2021, approximately 20% and 31% of total revenue, respectively, was driven by

Peloton. We believe we have a strong relationship with Peloton and, in September 2020, we entered into a renewed merchant agreement with Peloton with an initial three-year term ending in September 2023, which automatically renews for additional and successive one-year terms until terminated. While we believe our growth will facilitate both revenue growth and merchant diversification as we continue to integrate with a wide range of merchants, our revenue concentration may cause our financial performance to fluctuate significantly from period to period based on the revenue from such merchant partner.
Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2021:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Funding debt	$769,250	$81,064	$570,399	$117,787	$—
Notes issued by securitization trusts	1,250,275	—	—	1,250,275	—
Operating lease commitments(1)	90,777	3,408	45,617	33,360	8,392
Purchase commitments(2)	89,297	5,964	83,333	—	—
Contingent consideration liability(3)	136,357	—	136,357	—	—
Commercial agreement liability(3)	25,140	—	25,140	—	—
Total	$2,361,096	$90,436	$860,846	$1,401,422	$8,392
(1)Consists of payment obligations under our office leases.
(2)In May 2020, we entered into an addendum to our agreement with our cloud computing web services provider which included annual spending commitments, as further described below.
(3)Refer to Note 6. Balance Sheet Components for a description of the contingent consideration liability and commercial agreement liability, each recorded as a component of accrued expenses and other liabilities on the interim condensed consolidated balance sheets.
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
Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

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
Interest Rate Risk
Our cash and cash equivalents as of March 31, 2021 were held primarily in checking, money market, and savings accounts. As of March 31, 2021, we had $1.3 billion of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Any future borrowings incurred under our credit facilities would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence.
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
Certain of our funding arrangements bear a variable interest rate. Given the fixed interest rates charged on the loans that we purchase from our originating bank partners, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable. Additionally, certain of our loan sale agreements are repriced on a recurring basis using a mechanism tied to interest rates as well as loan performance. We maintain an interest rate hedging program which eliminates some, but not all, of the interest rate risk. As of March 31, 2021, a hypothetical 10% relative change in interest rates would not have a material impact on our interim condensed consolidated financial statements.

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

Because of the material weakness in our internal control over financial reporting discussed below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the interim condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

Remediation Efforts on Previously Identified Material Weakness

We have implemented measures designed to ensure that the control deficiencies contributing to the material weakness are remediated. These remediation actions include: (i) hiring additional employees with experience in the information technology and internal control areas of the Company; (ii) engaging a third-party to perform general ledger provisioning and de-provisioning and assisting in determining user access roles; (iii) performing a segregation of duties assessment and redesigning and implementing roles in the information technology systems impacted; (iv) developing a formal process and controls around user access reviews, including the procedures, frequency and evidence required; (v) designing and implementing controls and reviews related to change management; and (vi) implementing new monitoring controls to help mitigate the risk that general information technology controls do not operate effectively. While we believe that these remediation actions will improve the effectiveness of our internal control over financial reporting, additional time is needed for us to be able to conclude through testing that the affected controls are operating effectively. We may conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional evaluation and implementation time.

Changes in Internal Control Over Financial Reporting

Except for the remediation efforts described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the risks and uncertainties described below, together with all of the other information in this Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this Form 10-Q before deciding whether to invest in shares of our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

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

Offering a better way for consumers to pay is critical to our success. If consumers do not trust our brand or have a positive experience, they will not use our platform. If consumers do not use our platform, we cannot attract or retain merchants. As a result, we have invested heavily in both technology and our support team. If we are unable to maintain a consistently high level of positive consumer experience, we will lose existing consumers and merchants. In addition, our ability to attract new consumers and merchants is highly dependent on our reputation and on positive recommendations from our existing consumers and merchants. For example, our reputation and brand may be negatively affected by any actions of merchants that are deemed to be hostile, offensive, inappropriate or unlawful. While we have adopted policies regarding illegal or offensive use of our platform, merchants or their customers could nonetheless engage in these activities. The safeguards we have in place may not be sufficient to avoid harm to our reputation and brand, which could adversely affect our ability to expand our merchant subscription base, attract new consumers, and retain and grow our relationships with our existing consumers. In addition, any failure to maintain a consistently high level of customer service, or a market perception that we do not maintain high-quality customer service, would adversely affect our reputation and the number of positive consumer and merchant referrals that we receive. As a result, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

A large percentage of our revenue is concentrated with a single merchant partner, and the loss of this merchant partner or any other significant merchant relationships would materially and adversely affect our business, results of operations, financial condition, and future prospects.

Our top merchant partner, Peloton, represented approximately 20% and 31% of our total revenue for the three and nine months ended March 31, 2021, respectively, and approximately 28% and 25% of our total revenue for the three and nine months ended March 31, 2020, respectively. Our top ten merchants in the aggregate represented approximately 25% and 39% of our total revenue for the three and nine months ended March 31, 2021, respectively, and approximately 33% and 31% of our total revenue for the three and nine months ended March 31, 2020, respectively. The concentration of a significant portion of our business and transaction volume with a limited number of merchants, or type of merchant or industry, exposes us disproportionately to any of those merchants choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance of those merchants or industry or to any events, circumstances, or risks affecting such merchants or industry. For example, the significance of Peloton in our portfolio increased during calendar year 2020 as a result of consumer spending trends on home fitness equipment, and there can be no assurance that such trends will continue or that the levels of total revenue and merchant network revenue that we generate from Peloton will continue. The loss of Peloton as a merchant partner, or the loss of any other significant merchant relationships, would materially and adversely affect our business, results of operations, financial condition, and future prospects.

Similarly, merchant product recalls, such as the Peloton Tread and Tread+ treadmill product recalls announced on May 5, 2021, or other events or circumstances resulting in an increase in the volume of consumer product returns experienced by our merchants and/or requiring that our merchants suspend sales of products to address actual or alleged product defects also may reduce our loan volume and associated fee income. This risk is particularly acute with respect to our largest merchants, such as Peloton.

In addition, a material modification in the financial operations of any significant merchant partner could affect the results of our operations, financial condition, and future prospects. For example, the timing of our revenue recognition is tied to when a merchant captures payment and confirms a transaction financed through our platform, which we refer to as the merchant capture date. If a merchant recognizes the payment collection and confirms the transaction later in their transaction process, we expect that this change would delay the merchant capture date, which would delay our recognition of GMV and revenue related to that merchant’s transactions by a corresponding amount. Such a delay would adversely affect the GMV and revenue that we recognize from such merchant’s transactions in the quarterly period of such change, as the merchant capture date for a portion of such transactions would shift to a subsequent quarterly period. The implementation of such a change began with respect to Peloton in

December 2020. This change has delayed the merchant capture dates of certain Peloton transactions, which has correspondingly delayed the GMV and revenue related to these transactions.

We may not be able to sustain our revenue growth rate, or our growth rate of related key operating metrics, in the future.

Although our revenue has increased in recent periods, there can be no assurances that revenue will continue to grow, and we expect our revenue growth rate to decline in future periods. In addition, we have grown our GMV by approximately 83% period-over-period compared to the three months ended March 31, 2020 and 69% period-over-period compared to the nine months ended March 31, 2020, and there can be no assurance that we will maintain our GMV growth rate in future periods. Many factors may contribute to declines in our revenue and GMV growth rates, including increased competition, slowing demand for our products from existing and new consumers, transaction volume and mix (particularly with our significant merchant partners), lower sales by our merchants (particularly those with whom we have significant relationships), general economic conditions, a failure by us to continue capitalizing on growth opportunities, changes in the regulatory environment and the maturation of our business, among others. The revenue or key operating metrics for any prior quarterly or annual period should not be relied on as an indication of our future performance. If our revenue growth rate declines, our business, financial condition, and results of operations would be adversely affected.

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

If Cross River Bank were to suspend, limit, or cease its operations, or if our relationship with Cross River Bank were to otherwise terminate for any reason (including, but not limited to, its failure to comply with regulatory actions), we would need to implement a substantially similar arrangement with another bank, obtain additional state licenses, or curtail our operations. If we need to enter into alternative arrangements with a different bank to replace our existing arrangements, we may not be able to negotiate a comparable alternative arrangement in a timely manner or at all. While we have an origination program agreement in place with Celtic Bank, a Utah state-chartered industrial bank whose deposits are insured by the FDIC, we do not expect that Celtic Bank would be able to increase its loan origination capacity to meet our needs under those circumstances. In addition, transitioning loan originations to a new bank is untested and may result in delays in the issuance of loans or, if our platform becomes inoperable, may result in the inability to facilitate loans through our platform. If we are unable to enter into an alternative arrangement with different banks to fully replace or supplement our relationship with Cross River Bank, we would potentially need to obtain additional state licenses to enable us to originate loans directly, as well as comply with other state and federal laws, which would be costly and time consuming, and there can be no assurances that any such licenses could be obtained in a timely manner or at all. In the event that our relationship with Cross River Bank were terminated, and we were not able to replace it with another originating bank in a timely manner, on comparable or more favorable terms, or at all, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

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

We depend on our merchants, which generally accept most major credit cards and other forms of payment (which may include pay-over-time solutions offered by our competitors), to present our platform as a payment option and to integrate our platform into their website or in their store, such as by prominently featuring our platform on their websites or in their stores and not just as an option at website checkout. We may not have any recourse against merchants if they do not prominently present our platform as a payment option or if they more prominently present solutions offered by our competitors. In addition, as we add new merchants, it could take a significant amount of time for these merchants to fully integrate our platform and for these merchants’ customers to accept our pay-over-time solution. The failure by our merchants to effectively present, integrate, and support our platform would have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

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

We incurred net losses of approximately $247.2 million and $277.7 million for the three and nine months ended March 31, 2021, respectively, and $85.6 million and $147.4 million for the three and nine months ended March 31, 2020, respectively. As of June 30, 2020 and March 31, 2021, our accumulated deficit was approximately $447.2 million and $734.9 million, respectively. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract consumers, merchants, funding sources, and additional originating bank partners, and further enhance and develop our products and platform. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisition of PayBright. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We expect to incur additional net losses in the future and may not achieve or maintain profitability on a quarterly or annual basis.

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

Our solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products, such as the Affirm Card debit card with pay-over-time functionality, is complex, and we build our own technology, using the latest in artificial intelligence and machine learning (“AI/ML”), cloud-based technologies, and other tools to differentiate our products and technologies. In addition, our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. We operate in an industry experiencing rapid technological change and frequent product introductions. We may not be able to make technological improvements as quickly as demanded by our consumers and merchants, which could harm our ability to attract consumers and merchants. In addition, we may not be able to effectively implement new technology-driven products and services, including the Affirm Card, as quickly as competitors or be successful in marketing these products and services to consumers and merchants. If we are unable to successfully and timely innovate and continue to deliver a superior merchant and consumer experience, the demand for our products and technologies may decrease and our growth, business, results of operations, financial condition, and future prospects could be materially and adversely affected.

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

Since we launched our platform in 2014 we have experienced significant transaction volume growth. We have grown our GMV by approximately 83% period-over-period compared to the three months ended March 31, 2020 and 69% period-over-period compared to the nine months ended March 31, 2020. We have a relatively limited operating history at our current scale, and our growth in recent periods exposes us to increased risks, uncertainties, expenses, and difficulties. If we are unable to maintain at least our current level of operations using cash flow, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.
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

Our business could be adversely affected by any unsoundness of our financial institution counterparties.

Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutions. Many of these transactions expose us to credit risk in the event of a default by a counterparty. In addition, our credit risk may be exacerbated when collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations.

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
The generation of new loans facilitated through our platform, and the transaction fees and other fee income due to us associated with such loans, depends upon sales of products and services by our merchants. Our merchants’ sales may decrease or fail to increase as a result of factors outside of their control, such as the macroeconomic conditions referenced above, or business conditions affecting a particular merchant, industry vertical, or region. Weak economic conditions also could extend the length of our merchants’ sales cycle and cause consumers to delay making (or not make) purchases of our merchants’ products and services. Some of our merchants have experienced a decrease in sales, supply chain disruptions, inventory shortages, and other adverse effects as a result of the COVID-19 pandemic, and the future impact of the COVID-19 pandemic remains uncertain. The decline of sales by our merchants for any reason will generally result in lower credit sales and, therefore, lower loan volume and associated fee income for us. Similarly, merchant product recalls, such as the Peloton Tread and Tread+ treadmill product recalls announced on May 5, 2021, or other events or circumstances resulting in an increase in the volume of consumer product returns experienced by our merchants and/or requiring that our merchants suspend sales of products to address actual or alleged product defects also may reduce our loan volume and associated fee income. This risk is particularly acute with respect to our largest merchants, such as Peloton.

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

To the extent that we seek to grow through future acquisitions, or other strategic investments or alliances, including the acquisitions of PayBright and Returnly, we may not be able to do so effectively.

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

For example, we may not be successful in completing the integration of the PayBright business or the Returnly business with our business. We expect that completing the integration process for each acquisition will require significant additional time and resources, and we may not be able to manage the process successfully. It is possible that we will experience disruption of ours, PayBright's and/or Returnly's ongoing businesses. We may also incur higher than expected costs as a result of these acquisitions or experience an overall post-completion processes that take longer than originally anticipated. In addition, at times the attention of certain members of our management and resources may be focused on the integration of these acquired businesses and diverted from day-to-day business operations, which may disrupt our ongoing business. Additionally, potential difficulties we may encounter as we proceed further through the integration process for both acquisitions include (i) the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, networks and other assets of the acquired companies in a seamless manner that minimizes any adverse impact on our employees, consumers, merchants, and other business partners; and (ii) potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the acquisition, including integration costs that may exceed the costs that we currently anticipate. Moreover, the Returnly business conducts operations in Spain while Affirm has historically conducted operations only within the United States and Canada, which may increase the integration risks associated with that acquisition. Accordingly, the contemplated benefits of the PayBright and Returnly acquisitions may not be realized fully, or at all, or may take longer to realize than expected.

Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate, and integrate any acquisition or other strategic investment opportunity could impede our growth.

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

Further expansion of our operations internationally will subject us to new challenges and risks.

We currently operate in the United States and Canada, and we recently acquired Returnly, which has operations in Spain. We also plan to seek to further expand our business internationally. Managing our new operations in Spain as well as further international expansion of our operations requires us to comply with new regulatory frameworks and additional resources and controls. International expansion subjects our business to risks associated with international operations, including:
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
•compliance with multiple, potentially conflicting, and changing governmental laws and regulations, including banking, anti-money laundering, securities, employment, tax, privacy, and data protection laws and regulations, such as the EU General Data Protection Regulation;
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
As a result of these risks, we may not be successful in managing our new operations in Spain, and our future international expansion efforts also may not be successful.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act," or "Section 404"), we will be required to conduct an assessment of, and to furnish a report by our management on, the effectiveness of our internal control over financial reporting beginning the year following our first annual report required to be filed with the SEC. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 beginning the year following our first annual report required to be filed with the SEC. We are engaged in a process to assess and document the effectiveness of our internal control over financial reporting, improve the design and operation of our internal controls, and validate through testing that our internal controls are effective. If our internal control over financial reporting is not effective, our independent registered public accounting firm may issue an adverse report.
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

As of the date of this Quarterly Report on Form 10-Q, this remains a material weakness. We have implemented measures designed to remediate the identified control deficiencies and enhance our systems access and change management controls. There is no assurance that the measures we have taken to remediate this material weakness will be effective or will be sufficient to prevent future material weaknesses from occurring. Similarly, there is no assurance that there are no other material weaknesses.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In addition to the material weakness in internal control over financial reporting identified in connection with the audit of our financial statements for the fiscal year ended June 30, 2020, subsequent testing by us or our independent registered public accounting firm, which has not performed an audit of our internal control over financial reporting, may reveal additional deficiencies in our internal control over financial reporting that are deemed to be material weaknesses. To comply with Section 404, we expect to incur substantial cost, expend significant management time on compliance-related issues and hire additional accounting, financial, and internal audit staff with appropriate public company experience and technical accounting knowledge. Moreover, if we are not able to comply with the requirements of Section 404 in a timely manner or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, we could be subject to sanctions or investigations by the SEC, or other regulatory authorities, which would require additional financial and management resources. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could have an adverse effect on our business and operating results, and cause a decline in the price of our Class A common stock.

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

Intellectual property and other proprietary rights are important to the success of our business. Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, protect, and enforce our intellectual property and other proprietary rights, including with respect to our proprietary technology, and to obtain licenses to use the intellectual property and proprietary rights of others. We rely on a combination of patents, trademarks, service marks, copyrights, trade secrets, domain names, and agreements with employees and third parties to protect our intellectual property and other proprietary rights. We own the domain name rights for affirm.com, and, as of March 31, 2021, we owned eight registered trademarks and twenty trademark applications in the United States, seven registered trademarks and seven trademark applications in various foreign jurisdictions, and one issued patent and eight pending patent applications in the United States. Nonetheless, the steps we take to obtain, maintain, protect, and enforce our intellectual property and other proprietary rights may be inadequate and, despite our efforts to protect these rights, unauthorized third parties, including our competitors, may duplicate, mimic, reverse engineer, access, obtain, or use the proprietary aspects of our technology, processes, products, or services without our permission. Our competitors and other third parties may also design around or independently develop similar technology or otherwise duplicate or mimic our services or products such that we would not be able to successfully assert our intellectual property or other proprietary rights against them. We cannot assure that any future patent, trademark, or service mark registrations will be issued for our pending or future applications or that any of our current or future patents, copyrights, trademarks, or service marks (whether registered or unregistered) will be valid, enforceable, sufficiently broad in scope, provide adequate protection of our intellectual property or other proprietary rights, or provide us with any competitive advantage.

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

We may be subject to claims brought by third parties for alleged infringement, misappropriation, or other violation of their intellectual property or other proprietary rights.

Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property or other proprietary rights of third parties. We may receive claims or otherwise become involved in disputes from time to time concerning intellectual property or other proprietary rights of third parties, which may relate to our own proprietary technology, or to technology that we acquire or license from third parties, and we may not prevail in these disputes. Relatedly, competitors or other third parties may raise claims alleging that service providers or other third parties retained or indemnified by us, infringe on, misappropriate, or otherwise violate such competitors’ or other third parties’ intellectual property or other proprietary rights. These claims of infringement, misappropriation, or other violation may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all such alleged violations of such intellectual property or other proprietary rights. We also may be unaware of third-party intellectual property or other proprietary rights that cover or otherwise relate to some or all of our products and services.

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
•the California Consumer Privacy Act (the “CCPA”), which includes limitations and requirements surrounding the use, disclosure, and other processing of certain personal information about California residents, and other data protection laws and regulations, such as the EU General Data Protection Regulation;
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

In addition, the Biden Administration is expected to bring an increased focus on enforcement of federal consumer protection laws and appoint consumer-oriented regulators at federal agencies such as the CFPB, the OCC and the FDIC. It is possible that regulators in the Biden Administration could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our originating bank partners. These regulators may augment requirements that apply to loans facilitated by our platform, or impose new programs and restrictions, including new forbearance initiatives related to the COVID-19 pandemic, and could otherwise revise or create new regulatory requirements that apply to us (or our bank partner), impacting our business, operations, and profitability.

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

Second, there have also been both private litigation and governmental enforcement actions seeking to recharacterize a lending transaction, claiming that the named lender was not the true lender, and that instead another entity was the true lender or the de facto lender. These claims are traditionally based upon state lending laws, other statutory provisions, or state common law through which a private litigant or governmental agency could seek to license, regulate, or prohibit the activities of the entity they consider the true lender or de facto lender. Any such litigation or enforcement action with respect to a loan facilitated through our platform against us, any successor servicer, prior owners, or subsequent transferees of such loans (including our originating bank partners) could subject them to claims for damages, disgorgement, or other penalties or remedies. On October 27, 2020, the OCC promulgated a final rulemaking setting forth standards for determining the true lender of a loan issued by a national bank. Under this rule, a national bank that makes a loan is the “true lender” if, as of the date of origination, the bank (i) is named as the lender in the loan agreement or (ii) funds the loan. It is unclear whether the FDIC will promulgate a similar rule for state-chartered banks (such as our originating bank partners), and whether state attorneys general or regulatory agencies will challenge either the OCC’s true lender rule or any potential rule issued by the FDIC on a similar basis. While a Congressional Review Act resolution of disapproval has been introduced in the U.S. Senate to invalidate the OCC’s true lender rule, it is unclear whether that resolution will be approved by the U.S. Congress before the statutory deadline and signed into law by President Biden.

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

Certain states have adopted laws regulating and requiring licensing, registration, notice filing, or other approval by parties that engage in certain activity regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain states and localities have also adopted laws requiring licensing, registration, notice filing, or other approval for consumer debt collection or servicing, and/or purchasing or selling consumer loans. We have also received inquiries from state regulatory agencies regarding requirements to obtain licenses from or register with those states, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. The application of some consumer financial licensing laws to our platform and the related activities it performs is unclear. In addition, state licensing requirements may evolve over time, including, in particular, recent trends toward increased licensing requirements and regulation of parties engaged in loan solicitation activities. If determined to be applicable to us, some states’ licensing restrictions and limitations may prevent certain Affirm products being offered in a state entirely. In addition, if we were found to be in violation of applicable state licensing requirements by a court or a state, federal, or local enforcement agency, or agree to resolve such concerns by voluntary agreement, we could be subject to or agree to pay fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties, and other penalties or consequences, and the loans facilitated through our platform could be rendered void or unenforceable in whole or in part, any of which could have an adverse effect on the enforceability or collectability of the loans facilitated through our platform. For example, in July 2020, we entered into a consent agreement with the Massachusetts Department of Banking to resolve potential concerns regarding state law applicability in connection with a license application submitted by us and obtained certain licenses. We also entered into a settlement agreement with the West Virginia’s Attorney General’s office in July 2020 regarding state law applicability with respect to licensing requirements and interest rates.

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

As a public company, we have significant requirements for enhanced financial reporting and internal controls. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environment and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company.

If we are unable to establish and maintain appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. In addition, beginning with our second annual report following our initial public offering, we will be required pursuant to SEC rules to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment will need to include disclosure of any material weaknesses identified by our management in internal control over financial reporting. In addition, our independent registered public accounting firm will be required to formally attest to the effectiveness of our internal control over financial reporting pursuant to the SEC rules commencing the year following our first annual report required to be filed with the SEC. Testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with the SEC rules or our independent registered public accounting firm may not issue an unqualified opinion. If either we are unable to conclude that we have effective internal control over financial reporting or our independent registered public accounting firm is unable to provide us with an unqualified report, investors could lose confidence in our reported financial information, which could cause the price of our Class A common stock to decline and could subject us to investigation or sanctions by the SEC.

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

Prior to our initial public offering, substantially all of the holders of our securities entered into market standoff agreements with us restricting the sale of any shares of our common stock or entered into lock-up agreements under which they agreed, subject to certain exceptions, not to sell any shares of our common stock until up to the tenth trading day after the date on which we announce our results of operations for the three months ending March 31, 2021. However, a portion of the shares held by our non-officer current and former employees, consultants and independent contractors were automatically released from those lockup agreements and market standoff restrictions on February 16, 2021. In addition, a portion of the shares held by our directors, officers, greater than 1% stockholders and other stockholders were automatically released from those lockup agreements and market standoff restrictions on March 3, 2021. Certain of the underwriters for our initial public offering may, in their discretion, permit our stockholders to sell shares prior to the expiration of the restrictive provisions contained in these lockup agreements and market standoff restrictions.

Certain of our stockholders have rights, subject to some conditions, including the terms of the lock-up agreements with the underwriters, to require us to file registration statements covering their shares that we may file for ourselves or our stockholders. In addition, as of March 31, 2021, we had stock options and restricted stock units outstanding that, if fully exercised or settled, would result in the issuance of an aggregate of 59,814,412 shares of our Class A common stock. All of the shares of our Class A common stock issuable upon the exercise of stock options and settlement of restricted stock units, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the fiscal quarter ended March 31, 2021, we issued an aggregate of 7,788,592 shares of Class A common stock and 7,788,592 shares of Class B common stock to three accredited investors in connection with the exercise of outstanding warrants.

In connection with the closing of the transaction contemplated by the Stock Purchase Agreement entered into with PayBright and the shareholders of PayBright on January 1, 2021, we issued an aggregate of 3,622,445 shares of our common stock to the shareholders of PayBright at closing plus an aggregate of 2,587,362 shares of our common stock into escrow and subject to forfeiture if certain post-closing revenue milestones are not met. On January 12, 2021, these shares were reclassified into an aggregate of 1,811,222 shares of our Class A common stock and 1,811,222 shares of our Class B common stock issued to the shareholders of PayBright at closing and an aggregate of 1,293,681 shares of our Class A common stock and 1,293,681 shares of our Class B common stock issued into escrow.

We believe these transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about us.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Revolving Credit Agreement, dated as of January 19, 2021, among Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Morgan Stanley Senior Funding, Inc.	8-K	001-39888	10.1	January 25, 2021
10.2	First Amendment to Revolving Credit Agreement dated as of April 6, 2021, among Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Morgan Stanley Senior Funding, Inc.					X
10.3*	Amendment No. 1 to Customer Installment Program Agreement, effective as of February 26, 2021, between Shopify Inc. and Affirm, Inc.					X
10.4+	Cash Incentive Plan					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

+	Denotes management contract or compensatory plan or arrangement
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

AFFIRM HOLDINGS, INC.

Date: May 14, 2021	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Linford
Michael Linford
Chief Financial Officer
(Principal Financial Officer)