Form 10-K
period 2021-06-30
Affirm Holdings, Inc.
filed 2021-09-17
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A common stock, par value $0.00001 per share	AFRM	The Nasdaq Global Select Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act ((§15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐     No  ☒

As of December 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the registrant’s equity was not listed on any domestic exchange or over-the-counter market. The registrant’s Class A common stock began trading on the Nasdaq Global Select Market on January 13, 2021.

As of September 10, 2021, the number of shares of the registrant's Class A common stock outstanding was 193,967,983 and the number of shares of the registrant's Class B common stock outstanding was 77,906,841.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2021, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Form 10-K"), as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as "anticipate," "believe," "continue," "could," "design," "estimate," "expect," "intend," "may," "plan," "potentially," "predict," "project," "should," "will," “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•our expectations regarding product launches;
•our ability to successfully engage new originating bank partners;
•the availability of funding sources to support our business model;
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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled "Risk Factors" and elsewhere in this Form 10-K. Other sections of this Form 10-K may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, achievements, events, or circumstances. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Form 10-K and the documents that we have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

In addition, statements such as “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

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

PART I

ITEM 1. BUSINESS

Company Overview

Affirm was founded in 2012 with a mission to deliver honest financial products that improve lives. We are building the next generation platform for digital and mobile-first commerce. We believe that by using modern technology, strong engineering talent, and a mission-driven approach, we can reinvent payments and commerce. Our solutions, which are built on trust and transparency, are designed to make it easier for consumers to spend responsibly and with confidence, easier for merchants to convert sales and grow, and easier for commerce to thrive.

Our Business

Legacy payment options, archaic systems, and traditional risk and credit underwriting models can be harmful, deceptive, and restrictive to both consumers and merchants. We believe that they are not well-suited for increasingly digital and mobile-first commerce, and are built on legacy infrastructure that does not support the innovation required for modern commerce to evolve and flourish. Our platform is designed to address these problems.

We believe our innovative approach, based on trust and steadfast commitment to our core values, uniquely positions us to define the future of commerce and payments. Our company is predicated on the principles of simplicity, transparency, and putting people first. Since our founding, we have charged $0 in late fees for missed payments, we never profit from consumers’ mistakes, and we are transparent in our product offerings. By adhering to these principles, we have built enduring, trust-based relationships with consumers and merchants that we believe will set us up for long-term, sustainable success.

We believe that technology, underwriting, and risk management are collectively our key competitive advantage. We believe our proprietary technology platform and data give us a unique advantage in understanding customers and merchants, as well as pricing risk — which we can almost always accomplish within seconds at checkout. Our approach to risk management is core to our business model, and has been proven to lead to low fraud rates, higher approval rates compared to traditional credit underwriting models, and low credit losses. Our models have been built on more than one billion data points, including data from over 30 million loans and over seven years of repayments. Furthermore, our risk management models are designed to continuously improve over time, becoming more precise and efficient with each transaction powered by our platform.

What this means for consumers is increased purchasing power and more control and flexibility. As of June 30, 2021, over 10 million consumers have trusted Affirm to pay over time. By utilizing our unique risk model predicated on sophisticated machine learning algorithms, proprietary data, and product-level underwriting, we can serve consumers across the credit spectrum and price risk across transaction types. Consumers on our platform represent a broad cross-section of society, with sizable geographic representation across the United States (“U.S.”) and Canada.

For merchants, Affirm's commerce solutions help drive growth by enhancing demand generation and customer acquisition. Our platform is explicitly designed and engineered to integrate with a wide range of merchants. This is a point of differentiation for Affirm, and we can accommodate and partner with merchants regardless of industry, size, average order value (“AOV”), or customer profile. As of June 30, 2021, we had approximately 29,000 merchants integrated on our platform, including several thousand integrated through our partnership with Shopify Inc. (“Shopify”), ranging from small businesses to large enterprises, direct-to-consumer brands, brick-and-mortar stores, and companies with omni-channel presences. Our merchants span a diverse range of industries, including sporting goods and outdoors, furniture and homewares, travel, apparel, accessories, consumer electronics, and jewelry.

Our business model is designed to align with the interests of both consumers and merchants — we win when they win.

From merchants, we typically earn a fee when we help them convert a sale and power a payment. Merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering; we generally earn larger merchant fees on 0% annual percentage rate (“APR”) financing products. For both the fiscal years ended June 30, 2021 and 2020, 0% APR financing represented 43% of total Gross Merchandise Volume (“GMV”) facilitated through our platform. This structure incentivizes us to help our merchants convert sales and increase AOV through the commerce and technology solutions offered by our platform.

From consumers, we earn interest income on the simple interest loans that we purchase from our originating bank partners. Interest rates charged to our consumers vary depending on the transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. Because consumers are never charged deferred or compounding interest, late fees, or penalties on the loans, we are not incentivized to profit from our consumers’ mistakes or misfortunes.

In order to accelerate our ubiquity, we facilitate the issuance of virtual cards directly to consumers through our app, allowing them to shop with merchants that may not yet be fully integrated with Affirm. When these virtual cards are used over established card networks, we earn a portion of the interchange fee from the transaction.

We have already achieved significant scale, facilitating consumer purchases of $8.3 billion in GMV in fiscal year 2021, and we are just getting started.

Our Platform

Our platform comprises three core elements: a point-of-sale payment solution for consumers, merchant commerce solutions, and a consumer-focused app.

•Consumer Point-Of Sale Solutions. Our point-of-sale solutions allow consumers to pay for purchases over time in fixed amounts without deferred interest, hidden fees, or penalties. With our 0% APR payment options, consumers pay zero interest and zero additional costs. On the interest bearing loans we facilitate, we charge simple interest, which means consumers pay fixed amounts of interest that they agree to up front, and the interest never compounds. We believe in treating people fairly, which is why consumers never pay more than what was agreed to at checkout, even if they miss a payment.

•Merchant Commerce Solutions. We offer merchants commerce solutions that help them drive growth. Our solutions empower merchants to enhance demand generation, more efficiently promote and sell their products, optimize their customer acquisition strategies, and drive incremental sales. Our flexible payment solutions allow merchants to solve affordability for their customers, providing a revenue accelerator while avoiding discounting and other expensive marketing and promotional channels. With Returnly Technologies, Inc. (“Returnly”), Affirm addresses the full shopping journey by enabling seamless return experiences that drive loyalty and satisfaction. We also provide valuable product-level data and insights — information that merchants cannot easily get elsewhere — to better inform their strategies.

•Consumer Offerings. Our consumer-focused app unlocks the full suite of Affirm products for a complete end-to-end consumer experience. Consumers can use our app to manage payments, open a high-yield savings account, and access a personalized marketplace. Our marketplace serves as a discovery platform that allows consumers to find products and make purchases from partner merchants. In addition, our app allows merchants to provide tailored offers based on consumers’ spending patterns, shopping habits, and purchase intent. We are also beginning to roll out Affirm Debit+, the first U.S. debit card to have direct access to pay-over-time functionality. Affirm Debit+ will allow consumers to pay upfront, from their bank account, or pay later, by using a unique post-purchase feature to instantly convert any eligible transaction into one that is pay-over-time.

Our Solutions

We are transforming the way consumers buy and merchants do business by creating a powerful platform built upon honest financial products. We started our business with our core pay-over-time solution at checkout, and have since continued to innovate and expand our product suite by building and acquiring solutions that address the needs of both consumers and merchants. We plan to further add to our solutions over time so that we may offer more benefits to our consumers and merchants — this is just the beginning.

Helping Consumers Buy and Merchants Convert More Sales

SIMPLE FINANCING
Increased Purchasing Power
Consumer Platform
Checkout / POS Network
INCREASED CONVERSION
Demand Generation
Merchant Platform
App
Savings
Shopping Services
Rewards
Expand benefits for merchants and consumers
Customer Analytics
Brand Sponsored Promotions
Ads
DRIVE DEMAND AND ADDITIONAL PURCHASES

affirm

Our products benefit consumers in numerous ways:

•Simple, transparent, and fair. When using our solution, consumers never pay more than what they agreed to at checkout, even if they miss or are late on a payment.

•Delightful user experience. Our solution provides a fast and straightforward experience through our easy-to-use app. We also never sell the servicing rights to outstanding consumer balances, which allows us to manage the full consumer experience even in delinquency.

•Flexibility and control. Instead of a “one-size-fits-all” approach, our solutions empower consumers to select how they wish to pay, including varying term options (e.g., biweekly, 3, 6, or 12 months) that best fit their needs, on a per-transaction basis.

•Accurate credit pricing. Our risk model has consistently outperformed traditional credit models, enabling us to better help eligible consumers finance their purchases and power more transactions on our platform.

•Consumer confidence. We monitor merchants’ creditworthiness, consumer complaints and dispute rates, changes in consumer repayment, and other anomalies to give consumers the confidence that merchants integrated with Affirm are committed to delivering honest and delightful experiences.

Consumer features

•Checkout. When purchasing from one of our partner merchants, consumers can choose Affirm as a payment method, giving them the option to pay over time with terms ranging from three to 60 months. Our frictionless solution makes it easy for consumers to apply for a loan and be approved on the spot. Consumers receive either 0% APR, where they pay no interest, or simple interest loans, where they pay fixed amounts of interest that never compound.

•Virtual card. Consumers can apply at affirm.com or via the Affirm app and, upon approval, receive a single-use virtual card to use digitally online or in-store at merchants that accept Visa cards. This allows our consumers to use our pay-over-time solutions at merchants that are not yet fully integrated with Affirm.

•Affirm app and marketplace. Our app provides tailored and exclusive offers from merchants based on consumers’ spending and shopping habits. Consumers can also use the app to exercise control over their repayments, for example, by setting repayment dates that align with their monthly financial budgets. During the fiscal year ended June 30, 2021, 30% of our transactions occurred on the Affirm marketplace.

•High-yield savings account. Through the Affirm app and in partnership with Cross River Bank, we offer an FDIC-insured, interest-bearing savings account, with no minimum deposit requirements or fees.

Our solutions benefit merchants in several ways:

•More customers and better conversion. Our merchants report increased customer conversion when they offer Affirm. Our dollar-based merchant retention has consistently exceeded 100% for each cohort of merchants that joined our platform since 2016.

•Increased AOV. By solving affordability for consumers, we are able to help merchants increase demand for higher net AOV items. We calculate AOV as our GMV divided by the number of transactions conducted on our platform.

•Increased repeat purchase rate. We believe that the frictionless consumer experience and enhanced buying power facilitated by our platform often lead to improved repeat purchase rates for our merchants as they enjoy more satisfied customers.

•Better data to inform personalized promotional strategies. We provide merchants with valuable data they can use to inform more tailored promotions and offers to consumers.

•Broader target market. We enable merchants to achieve incremental sales and expand their target market by including customers who might not want to or be able to pay for an item up front, but can do so responsibly over time.

•Ease of integration. Our direct application programming interface (“API”), designed for use by developers, allows for site integration with minimal merchant investment. Merchants can easily incorporate our platform into payment and product pages, and we provide a dedicated integration team to ensure that any issues are resolved.

•Compliant. Once a merchant has integrated our API, we handle the regulatory aspect of the loans facilitated through our platform, irrespective of state, province, or jurisdiction.

Merchant features

•Flexible marketing capabilities. Merchants can offer either one or a combination of 0% APR and interest-bearing pay-over-time offerings. Offering 0% APR financing to their customers is a compelling revenue accelerator for merchants, who are able to solve affordability for their customers without resorting to discounts. For interest-bearing financing, merchants have the ability to subsidize and determine the range of interest rates to be paid by their customers.

•Brand-sponsored promotions. For large, diversified merchants, we have the ability to work with their suppliers on brand-specific promotional financing offers. These promotions are funded by the supplier and then made available through our merchants. The suppliers cover the costs of the lowered APR for their products, with no added costs to our merchants. This gives our merchants a powerful alternative to markdowns as they can increase sales with no impact to their margins. At the same time, suppliers can sell through additional volume.

•Merchant dashboard. Our merchant dashboard provides a robust user interface through which each merchant can view transaction data, manage charges, access API keys, and manage and configure the merchant’s Affirm account.

•Analytics. We provide merchants with insightful analytics that help them understand how their various products are performing and other key insights into their customers’ shopping habits to help merchants optimize customer conversion and customer acquisition costs.

•Client success support. Our high-touch client success team partners with our merchants to analyze and interpret the insights delivered through our merchant dashboard. Our team conducts in-depth user experience analyses of our merchants’ online storefronts and provides custom recommendations for the ideal mix and display of Affirm product offerings to present to customers in order to optimize AOVs and conversion rates.

•Affirm app. Merchants also have access to Affirm's consumer base via our app, which allows them to provide personalized offers based on consumers’ spending patterns, shopping habits, and purchase intent. Consumer shopping activity on the Affirm app provides further insight into spending habits and other marketing optimization data points for merchants to leverage.

•Affirm website and developer documentation. Our website contains extensive and engaging developer documentation designed to make it easy for any developer to integrate via our direct API or other integrations, and to maximize the benefit of all that Affirm offers to both merchants and consumers.

•Affirm prequalification. By giving consumers the ability to prequalify, Affirm’s offering can be integrated earlier in the consumer’s journey. We believe this results in fewer abandoned carts and higher conversion rates. Prequalification also personalizes the shopping experience for consumers, since once prequalified they may receive customized offers based on their approval amount.

•Returns management. Affirm completed its acquisition of Returnly in May 2021. Returnly helps merchants make product returns and exchanges seamless. With Returnly, eligible consumers receive an instant merchant credit upon initiating a product return, allowing them to order a new or replacement item immediately versus waiting until their return is fully processed. Returnly assumes the product return risk from the merchant and settles orders in real time. Returnly's offerings are designed to help merchants drive higher repurchase rates, increased revenue from returns and higher customer satisfaction.

Our Competitive Advantages

We believe we have a number of competitive advantages that will continue to contribute to our success.

Strong network effects

We benefit from self-reinforcing network effects, which are advantages that compound with each additional consumer and merchant that joins our network:

•As consumers learn about the key benefits of our solution, we believe more and more will choose to use our platform, and our consumer base will continue to grow.

•The larger our consumer ecosystem, the more valuable it is to merchants, and the more compelling it is for merchants to offer Affirm as an option.

•The more merchants integrated into our network, the more reasons consumers have to shop with Affirm.

•Our costs decrease as a percentage of GMV as our consumer ecosystem expands. For example, the additional data we have on repeat consumers enables us to make better underwriting decisions and therefore generally results in proportionately lower provision for credit losses expense.

•Improved direct expense efficiency enables us to create even more compelling offers for consumers and merchants, in turn attracting more consumers and merchants to our network.

The net result is that we are building a consumer and merchant ecosystem on our platform that we expect to continue to grow and monetize over time.
Engineering and technology infrastructure

Technology is at the core of everything we do. Our solutions use machine learning, artificial intelligence, cloud-based technologies, and other modern tools to create differentiated and scalable products. We prioritize building our own technology and investing in engineering talent, as we believe these are enduring competitive advantages that are difficult to replicate.

Our direct API also allows merchant partners to easily integrate Affirm. From the smallest direct-to-consumer online brand to the largest merchants running on mainframe computers, the technical aspects of integrating with Affirm are quick and painless. Full integration can be completed very quickly, often within days after signing our merchant agreement.

Data advantages that compound over time

Our expertise in sourcing, aggregating, protecting, and analyzing data has been what we believe to be a core competitive advantage of our platform since our founding. We use data to inform our analysis and decision-making, including risk assessment, in a way that empowers consumers and generates value for our merchants and funding sources.

Our technology is built to handle the immense scale of our data-driven operations — we are capable of processing thousands of checkouts per minute. Our machine learning-based risk models are currently calibrated and validated on more than one billion individual data points, based on a complex set of variables, and are custom built to effectively detect fraud, price risk, and provide customized recommendations. We consider data beyond traditional credit scores, such as transaction history and credit usage, to predict repayment ability, and leverage this with real-time response data. We are also able to access and leverage SKU-level data, which we believe gives us a proprietary data advantage.

Better outcomes generated by our proprietary risk models

We believe our risk model informs our ability to assess risk better than our competitors. Unlike legacy payment and credit systems, we can assess risk at a transaction level, rather than relying solely on a static consumer credit score. In other words, our integration with our merchant partners allows us to consider the product that the consumer is purchasing when we assess a credit application. We believe our proprietary risk model has translated this advantage into the ability to increase approval rates without deterring consumers with higher APRs or increasing our rate of expected credit losses, enabling us to facilitate a greater volume of transactions from a wider and more diverse segment of consumers. The greater accuracy of our risk model also generally benefits our provision for credit losses on loans we retain.

Our continuously-learning risk model benefits from increasing scale. As data from new transactions are incorporated into our risk algorithms, we are able to more effectively assess a given credit profile.

Our ability to quickly and accurately assess, price, and manage risk enables us to generate high quality assets that attract funding sources and generate predictable servicing and interest income as consumers repay over time. Our risk model is designed to comply with our originating bank partners’ credit policies and underwriting procedures and has been proven to lead to low fraud rates and higher approval rates compared to traditional credit underwriting models. Taken together, the strong demand for our assets from capital partners increases our gain (loss) on sales of loans and our servicing income, and decreases our funding costs.

For more information on how our risk model automates the underwriting process for our originating bank partners, see “— Regulatory Environment — State licensing requirements and regulation.”

Deep capital markets expertise

We believe our capital management strategy is a key competitive differentiator, enabling us to effectively scale our network, support GMV growth across our ecosystem, and efficiently recycle equity capital. Our durable funding model consists of three primary channels - warehouse facilities, programmatic issuance of term and revolving securitization transactions, and forward flow commitments. Within each channel, we endeavor to maximize our financial flexibility by partnering with a broad spectrum of counterparty profiles including depository institutions, investment banks, strategic investment funds, pension funds, asset managers, and insurance companies. By maintaining access to a diversified array of long-term funding sources and leveraging our proprietary underwriting process at the point-of-sale, we are able to monetize high-quality financial assets at scale.

Our Competition

Our primary competition consists of: legacy payment methods, such as credit and debit cards, including those provided by card issuing banks such as Synchrony, J.P. Morgan Chase, Citibank, Bank of America, Capital One, and American Express; technology solutions provided by payment companies such as Visa and MasterCard; mobile wallets such as PayPal; and other pay-over-time solutions offered by companies such as Afterpay, which has entered into an agreement to be acquired by Square, and Klarna as well as new pay-over-time offerings by legacy financial and payments companies, including those mentioned above.

Our technology-driven platform also faces competition from a variety of players, including those who enable transactions and commerce via digital payments. Technology-enabled companies like ours are increasingly gaining market share from legacy financial institutions.

We believe that we compete favorably based on our competitive advantages and are well-positioned to succeed in the market. However, many of our competitors are substantially larger than we are, which may give those competitors advantages we do not have at present, such as a more diversified product offering, a larger consumer and merchant base, the ability to reach more consumers and potential consumers, operational efficiencies, the ability to cross-subsidize their offerings through their other business lines, more versatile technology platforms, broad-based local distribution capabilities, and lower-cost funding. Our potential competitors may also have longer operating histories, more extensive and broader consumer and merchant relationships, and greater brand recognition and brand loyalty than we have. In addition, other established companies that possess large, existing consumer and merchant bases, substantial financial resources, or established distribution channels could also enter the market.

Our Growth Strategy

Our multi-pronged growth strategy is designed to continue to build upon the momentum we have generated so far in order to create opportunities to create even greater value for consumers and merchants.

Expand Solutions for Merchants and Consumers

•Innovate on new consumer product solutions. We are still at the beginning of our product roadmap, and plan to continue to innovate and bring new honest financial products to market for consumers. For example, we introduced a high-yield savings feature in our app and see further opportunities to offer shopping services and rewards. We have also announced plans to launch Affirm Debit+, the first U.S. debit card to have direct access to pay-over-time functionality.

•Increase merchant feature functionality. As we continue to help merchants increase conversion rates, AOVs, and customer satisfaction, we plan to build new tools to help them optimize their customer acquisition strategies and achieve even greater results. For example, Returnly, which we acquired in May 2021, helps direct-to-consumer brands offer their shoppers an instant and seamless returns experience, which can help increase customer satisfaction and conversion rates.

Expand To More Higher Frequency Purchases

We have successfully demonstrated how our solutions can enable and accelerate commerce for larger, more considered purchases. A key principle for our next phase of growth is expanding into higher frequency purchases, which we believe will position us to increase engagement with consumers and merchants. We believe this will lead to increased transaction volume on our platform, as well as the expansion of our consumer and merchant network.

Expand Consumer Reach

•Add more consumers to our network. We will continue to expand our marketing efforts across new and existing channels to increase brand awareness with consumers and highlight the value of our platform. We believe this will attract new consumers to try Affirm as a payment option. As we add more consumers to our network, our models become more efficient and robust, allowing us to provide our platform (and the loans it facilitates) to a growing spectrum of consumers. The more consumers that we serve, the better our systems understand how to identify responsible consumers, and the more consumers we can acquire and approve.

•Drive repeat use. We aim to continue driving further repeat use of our platform as we serve consumers beyond their initial purchase via our tailored series of consumer-centric tools, personalized offerings, and the increased diversity of merchants on our network.

Expand Merchant Reach

•Deepen penetration with existing merchants. Today, Affirm transactions represent a small percentage of the total transaction volume for our merchants. As more consumers become aware of the ease and transparency of using Affirm, and as we proactively build relationships with merchants through our dedicated sales and customer success teams, we believe we can significantly increase our share of existing merchants’ overall transaction volumes.

•Increase the number of our merchant partnerships. We believe we have the opportunity to significantly increase the number of integrated merchants on our network through both our dedicated sales team and business-to-business marketing efforts. Additionally, simple, direct API integration means bringing on new merchants is a seamless process. As we continue to generate results for merchants, we believe more will join our platform in order to offer Affirm as an option to their customers.

Expand to New Markets

We will continue to evaluate expanding our platform to new markets. Merchants and consumers anywhere can benefit from a more transparent, fair, and honest way to engage in commerce, and we see an opportunity to generate value in many new markets around the world through our platform.

Our Technology

Our products are built on a cloud-first platform engineered for temporally agnostic data aggregation, schematization, management, and decisioning, which enables our products to leverage years of deep behavioral, financial, shopping, and payment data across all facets of our platform, from fraud and pricing, to personalization and repayment. Our vertically integrated technology powers a rich data landscape across products, which drives increased efficiency that unlocks greater scale. Increasing scale powers a flywheel that further drives incremental data capture and improves the efficiency of each transaction, and that efficiency allows us to more finely price transactions, measure risk, deliver value to our customers, and personalize consumer experiences.

We invest in technology to create this flywheel effect as we believe it builds an increasing and durable competitive advantage as we operate with higher confidence in our model decisions, lower costs of each transaction, and improve our ability to price transactions with a lower margin of error. The increasing scale is leveraged by our technology as increasing value delivered to participants in our network of merchants, consumers, and capital partners.

•Fraud detection capabilities. To assess transaction fraud risk, we first seek to establish the consumer’s identity using basic information. The consumer is then evaluated by our fraud model, and we will then either move forward in the approval flow, or request additional data from the consumer. Our sophisticated fraud models then utilize SKU-level data, where the item is being shipped, and approximately 40-80 other data points in order to make a near-instantaneous decision on whether to block a transaction. There are also secondary rules that, when triggered, are designed to ensure a transaction is sent to fraud investigators.

•Credit check capabilities. Our risk model takes five top-of-mind data inputs and turns them into a total of over 200 data points in order to assess the credit risk of new consumers. Our algorithms model out the repayment probability on a month-to-month basis, and combine these probabilities with the term length, purchase size, merchant, and item being purchased, in order to price and score risk. In the vast majority of cases, we can complete these checks and calculations in a matter of seconds, automating the underwriting process pursuant to our and our originating bank partners’ underwriting policies. We use application and transaction data to train our model, including data from more than 30.1 million loans and over seven years of repayments.

•Modeling improvements. Our high cadence for modeling, retraining, and recalibration translates into rapid improvements to our models over time. New data is regularly used to retrain each model, meaning they continue to improve as the numbers of consumers, merchants, transactions, and repayments we power on our platform grows. We also perform periodic larger scale updates to our core model and algorithms. We regularly introduce new data signals to be captured by our risk analysis system and make them available to be incorporated into new model development, training, and validation. Additionally, we explore opportunities to capture data outside of our model approvals, in order to make a breadth of data available to future models. During these updates, new signals are captured, and older data interrogated and re-tested to help our models continue to evolve. We have automated the process of constructing, training, calibrating, validating, and updating our models, which allow our scientists and engineers to focus on research, flexibility, and speed. Our models are designed to enable us to adjust our models quickly and efficiently in response to changes in the environment.

•Designed for constant innovation and flexibility. Our deep technological talent and capabilities have enabled us to strategically build core systems (including our own ledger) and infrastructure in-house, allowing us to gain what we believe is a significant competitive advantage as we continue to innovate and iterate, and develop new capabilities across multiple disciplines. The flexibility of our custom-built technological infrastructure means we can incorporate new merchants, platforms, data sources, models, capital partnerships, and other elements without adding significant overhead.

•Data privacy and security. We store and process data while maintaining robust physical, electronic, and procedural safeguards designed to protect that data. We maintain physical security measures designed to guard against unauthorized access to systems and use safeguards such as firewalls and data encryption. We also have deployed physical access controls to our buildings, and our policies authorize access to personal information only for those employees or agents who require it to fulfill the responsibilities of their jobs.

Sales and Marketing

We have a strong brand and continue to raise awareness by fostering further adoption of our platform through strategic partnerships and multi-channel marketing campaigns. Our marketing strategy includes brand marketing, communications, and co-marketing campaigns that we collaborate on with merchants and partners. Brand marketing increases awareness among consumers and merchants, helping them understand the benefits of our platform. We have historically relied on the strength of our merchant relationships and positive user experience to develop our brand and grow the ubiquity of our network. We have achieved significant merchant and consumer adoption without investing heavily in sales and marketing relative to our competitors. In the near to medium term, we plan to increase our marketing efforts in order to drive further brand awareness and preference among both consumers and merchants as we aim to capture a greater share of our expanding market opportunities. We are focused on the effectiveness of sales and marketing spending and will continue to be strategic in maintaining efficient consumer and merchant acquisition. We also utilize dedicated sales teams to grow our merchant base in the United States and Canada, and leverage strategic partnerships with other platforms to expand our merchant and consumer base.

Seasonality

We experience seasonal fluctuations in our revenue as a result of consumer spending patterns. Historically, our revenue has been strongest during the second quarter of our fiscal year due to increases in retail commerce during the holiday season. Additionally, revenue associated with the purchase of home fitness equipment historically has been strongest in the third quarter of our fiscal year. Adverse events that occur during these months could have a disproportionate effect on our financial results for the fiscal year.

Human Capital Resources

Our Employees

As of June 30, 2021, we had a total of 1,641 employees, primarily located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Distinctive culture that sets us apart

We believe our culture gives us a long-term, sustainable competitive advantage. Affirm is purpose-built from the ground up, and our employees, who have named themselves “Affirmers,” are deeply committed to delivering honest financial products that improve lives. Five core values permeate every part of Affirm — which includes our people, products, and business:

•People come first. We consider our impact on people’s lives before we think about our own interests. This means that we do not and will not take advantage of our consumers. Unlike much of the industry, we do not capitalize on consumer misfortunes through practices such as late fees and deferred or compounding interest. Our success is aligned with our consumers’ success. In fact, we depend on it.

•No fine print. We are transparent and honest — with our consumers and with each other. That is why there are no hidden fees or tricks associated with the loans facilitated through our platform. What you see is what you get.

•It’s on us. We take full accountability for our actions, never shirking responsibility or passing the buck. Affirmers own problems and solutions, and we hold each other accountable.

•Simpler is better. We make complex things simple and clear. Financial products and payments have traditionally been fraught with complexity. We found a better way, a way that brings consumers the simplicity they need and merchants the results they want.

•Push the envelope. We never stop innovating, taking smart risks, and raising the bar. Talented people are attracted to Affirm because we empower them to innovate, create robust systems, and take smart risks. This momentum keeps our consumer and merchant network growing and thriving.

These values have helped us to attract, inspire, and harness the collective talent of exceptional technologists and business people.

Diversity, Equity, and Inclusion

We believe that diversity, equity, and inclusion (“DEI”) are important as we scale and build our high-performing team. Our strategy involves embedding DEI into our processes, programs, and structures at Affirm across the employee life cycle — how we hire, develop, advance, and retain Affirmers, and in how we do business.

In 2020, we created our Diversity and Inclusion Steering Committee (“DISC”), an internal committee made up of senior leaders from across Affirm. DISC provides oversight, support, and guidance to departments and teams on initiatives that may impact the ability to support diverse populations of key constituencies: employees, consumers and merchants. DISC is also responsible for reviewing that internal and external initiatives reflect our high bar for DEI, and the members help to amplify high-impact DEI efforts happening within their own departments.

Additionally, in 2020, we made the decision to begin operating as a remote-first company throughout the United States and most of Canada for the majority of our teams. We expect this transition will enable us to hire Affirmers from a broad range of geographies and allow for a more diverse talent pool.

We annually publish our DEI Report outlining our DEI goals, our progress toward them, our areas for improvement, and where we expect to focus our efforts. The 2020 report is available at: www.affirm.com/diversity-inclusion. This website has been provided for convenience only, and the contents of the report and information found on, or accessible through, our website are not a part of, and are not incorporated into, this Annual Report on Form 10-K.

Our Board of Directors’ Role in Human Capital Resource Management

Our board of directors believes that human capital management is an important component of our continued growth and success, and is critical to our ability to attract, retain, and develop talented and skilled employees. We pride ourselves on a culture that respects co-workers and values concern for others. Management regularly reports to our board of directors on human capital management topics, including corporate culture, safety, diversity and inclusion, employee development, and compensation and benefits. Our board of directors provides input on important decisions, including with respect to safety, talent retention and development.

Employee Incentives and Benefits

We provide equity incentives to our employees through the grant of stock options and restricted stock units (“RSUs”) under our equity incentive plan to align their interests with stockholders as “owners” of our business. We believe this incentive program allows us to be competitive with comparable companies in our industry by giving us the resources to attract, motivate and retain talented individuals.

In addition, we provide health, welfare, and retirement benefits, including medical, dental, vision, life insurance, paid time off, various voluntary insurance programs and our 401(k) retirement plan, which allow us to enhance employee productivity and loyalty through the provision of competitive benefits. Furthermore, our employee assistance program offers employees information, referrals, and short-term counseling for personal issues affecting their work or personal life in order to help protect the physical, emotional and financial well-being of our employees.

Regulatory Environment

We operate in a rapidly evolving regulatory environment and are subject to extensive regulation, both directly and indirectly, by way of our partnership with our originating bank partners, under U.S. federal and Canadian laws and the laws of the states in which we operate. These laws cover all aspects of our business and include privacy laws, consumer protection laws, and contractual obligations. We could become subject to additional legal or regulatory requirements if laws or regulations change in the jurisdictions in which we operate. These could include the need to obtain new and different types of licenses in order to conduct our business, such as for lending, brokering, servicing, collections, or money transmission.

Our lending programs are relatively novel and must comply with regulatory regimes applicable to consumer credit transactions. In addition, the regulatory framework for online lending platforms is evolving and uncertain as federal and state governments consider the application of existing laws and adoption of new laws to regulate these structures. New laws and regulations, as well as continued uncertainty regarding potential new laws or regulations, may negatively affect our business. Certain state laws may, if applicable, regulate interest rates and other charges and require certain disclosures, and may also require licensing for certain activities. In addition, other state laws, public policy, and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing, and collection of the consumer loans. Certain banking laws and regulations also apply to our originating bank partners.

State and provincial licensing requirements and regulation

Our operations must satisfy the laws and standards of each individual U.S. state and Canadian province in which we operate. This means that when individual states differ in how they allow financing to be provided and used, we must operate consistently in accordance with the most comprehensive requirements.

Our policies and practices approach these requirements with the goal of managing the long-term viability and flexibility of our business model. As such, we have established a business model pursuant to which we may originate loans directly through our platform under our lending, servicing, and brokering licenses across various jurisdictions in the United States and in Canada. and we may also purchase loans originated by our originating bank partners. A substantial majority of the loans facilitated through our platform are originated through our originating bank partners: Cross River Bank, an FDIC-insured New Jersey state-chartered bank, and Celtic Bank, an FDIC-insured Utah state-chartered industrial bank.

We are subject to state licensing and other requirements with respect to loans that we originate directly via our platform, and we have obtained or are in the process of obtaining necessary licenses to originate loans directly in the jurisdictions in which we do so. The licensing statutes vary from state to state and prescribe different requirements, including but not limited to: restrictions on loan origination and servicing practices (including limits on the type, amount, and manner of our fees), interest rate limits, disclosure requirements, periodic examination requirements, surety bond and minimum specified net worth requirements, periodic financial reporting requirements, notification requirements for changes in principal officers, stock ownership or corporate control, restrictions on advertising, and requirements that loan forms be submitted for review. We are also subject to supervision and examination by applicable state regulatory authorities in the jurisdictions in which we may service loans or originate loans directly. The application of state licensing requirements to our business model is not always clear, and while we believe we are in compliance as of June 30, 2021 with applicable licensing requirements, state regulators may request or require that we obtain additional licenses or other authorizations in the future, which may subject our business to additional restrictions or requirements.

Through our partnerships with our originating bank partners, our risk model automates the underwriting process in accordance with our originating bank partners’ underwriting policy, which only our originating bank partners may change and which we must follow in reviewing, approving, and administering loans facilitated by our platform. When originating loans through our platform, our originating bank partners contract to charge interest based on federal law (Section 27 of the Federal Deposit Insurance Act). Section 27 allows an FDIC-insured bank such as our originating bank partners to charge interest to consumers on a nationwide basis based on the rates allowed by the state where the bank is located. We rely on our originating bank partners’ authority under federal law to establish interest rates and charge interest on the loans our originating bank partners originate through our platform. The interest rates that are charged to consumers and that form the basis of payments on the loans facilitated through our platform are based upon legal principles detailed in the FDIC’s final rule relating to Federal Interest Rate Authority, published in the Federal Register on July 22, 2020. Cross River Bank and Celtic Bank generally allow a state-chartered bank and a consumer loan borrower to agree to any rate of interest up to 30% annually, calculated in accordance with the FDIC Federal Interest Rate Authority rule and other applicable law.

Certain states have no statutory interest rate limitations on personal consumer loans, while other jurisdictions impose a maximum rate on such loans. In some jurisdictions, the maximum rate may be less than the rates applicable to the loans facilitated through our platform. If the laws of such jurisdictions were found to govern any of the loans facilitated through our platform with rates higher than that jurisdiction’s maximum rate, those loans could be in violation of such laws. This could result in such loans being unenforceable or reduce or extinguish the principal and/or interest (paid or to be paid) on such loans, or result in fees, damages, and penalties to us or our originating bank partners. Out of an abundance of caution, however, we have sought to voluntarily cap the maximum interest rate we will propose for a loan to borrowers in certain states so that it is below the maximum interest rate that our originating bank partners would otherwise be permitted to charge under applicable law.

For further discussion of how the true lender determination is relevant to our business, see the risk factor entitled “Risk Factors — Risks Related to Our Regulatory Environment — If our originating bank partner model is successfully challenged or deemed impermissible, we could be found to be in violation of licensing, interest rate limit, lending, or brokering laws and face penalties, fines, litigation, or regulatory enforcement.”

U.S. federal consumer protection requirements

We must comply with various federal consumer protection regimes, both as a service provider to our originating bank partners and as a loan originator with respect to loans we may originate directly, including those set forth in the risk factor entitled “Risk Factors — Risks Related to Our Regulatory Environment — We are subject to various federal and state consumer protection laws.”

We are also subject to regulation by the Consumer Financial Protection Bureau ("CFPB") under the Dodd-Frank Act and other acts described herein, and we are subject to the CFPB’s enforcement authority with respect to our compliance with these requirements. The CFPB has enforcement authority with respect to the conduct of third-parties that provide services to financial institutions. The CFPB has made it clear that it expects non-bank entities to maintain an effective process for managing risks associated with vendor relationships, including compliance-related risks. In connection with this vendor risk management process, we are expected to perform due diligence reviews of potential vendors, review their policies and procedures and internal training materials to confirm compliance-related focus, include enforceable consequences in contracts with vendors regarding failure to comply with consumer protection requirements, and take prompt action, including terminating the relationship, in the event that vendors fail to meet our expectations. The CFPB may request reports concerning our organization, business conduct, markets, and activities, and also conduct on-site examinations of our business on a periodic basis.

The CFPB is also authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB, through its enforcement authority, could increase our compliance costs, potentially hinder our ability to respond to marketplace changes, impose requirements to alter products and services that would make them less attractive to consumers and impair our ability to offer products and services profitably. The CFPB is authorized to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties ranging from $5,953 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $29,764 per day for reckless violations and $1,190,546 per day for knowing violations. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). If the CFPB or one or more state officials find that we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on our business.

The federal regulatory framework applicable to online marketplaces such as our platform is evolving and uncertain, and additional requirements may apply to our business in the future. While we have developed policies and procedures designed to assist in compliance with these laws and regulations, no assurance is given that our compliance policies and procedures will be effective or will be adequate as laws change or are applied in a new manner.

Other requirements

In addition to the requirements described above, we are subject to and seek to comply with other state and federal laws and regulations applicable to consumer lending, including additional requirements relating to loan disclosure, credit discrimination, credit reporting, debt collection, and unfair, deceptive, or abusive acts or practices. These laws and regulations may be enforced by state consumer credit regulatory agencies, state attorneys general, the CFPB, and private litigants, among others. Given our novel business model and the subjective nature of some of these laws and regulations, particularly laws regulating unfair, deceptive, or abusive acts or practices, we may become subject to regulatory scrutiny or legal challenge with respect to our compliance with these requirements.

We have policies and procedures designed to prevent the financing of illegal products. As part of our diligence process when vetting new partners, these policies and procedures instruct that we screen for products that violate the law or are on our prohibited business list in an effort to prevent risk to our business or harm to our consumers, merchants, and the payment system.

Due to our partnership with our originating bank partners, we are subject to pass-through compliance obligations related to U.S. anti-money laundering (“AML”) laws and regulations. We have developed and currently operate an AML program designed to prevent our network from being used to facilitate money laundering, terrorist financing, and other financial crimes. Our AML program is also designed to prevent our products from being used to facilitate business in certain countries or territories, or with certain individuals or entities, including those on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and other U.S. and non-U.S. sanctions authorities. Our AML and sanctions compliance programs include policies, procedures, reporting protocols, and internal controls, including the designation of an AML compliance officer to oversee the programs. Our programs are designed to address these legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing.

We collect, store, use, disclose, transfer, and otherwise process a wide variety of information, including personally identifiable information, for various purposes in our business, including to help provide for the integrity of our services and to provide features and functionality to our consumers and merchants. This aspect of our business, including the collection, storage, use, disclosure, transfer, processing, and protection of the information, including personally identifiable information, we acquire in connection with our consumers’ and merchants’ use of our services, is subject to numerous privacy, cybersecurity, and other laws and regulations in the United States and foreign jurisdictions. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the collection, storage, use, disclosure, transmission, processing, and protection of information.

Various regulatory agencies in the United States and in foreign jurisdictions continue to examine a wide variety of issues that are applicable to us and may impact our business. These issues include account management guidelines, anti-discrimination, consumer protection, identity theft, privacy, disclosure rules, electronic transfers, cybersecurity, and marketing. As our business continues to develop and expand, we continue to monitor the additional rules and regulations that may become relevant in order to maintain compliance with applicable law.

The legal and regulatory framework for privacy and security issues worldwide is rapidly evolving, and, although we endeavor to comply with these laws and regulations and our published policies and documentation, we may at times fail to do so or be alleged to have failed to do so. Any actual or perceived failure to comply with legal and regulatory requirements applicable to us, including those relating to privacy or security, or any failure to protect the information that we collect from our consumers and merchants, including personally identifiable information, from cyber-attacks, or any such actual or perceived failure by our originating bank partners, may result in, among other things, revocation of required licenses or registrations, loss of approved status, private litigation, regulatory or governmental investigations, administrative enforcement actions, sanctions, civil and criminal liability, and constraints on our ability to continue to operate. For an additional discussion on governmental regulation affecting our business, please see the risk factors related to regulation of our business and regulation in the areas of privacy and data use under the section titled “Risk Factors — Risks Related to Our Regulatory Environment.”

Our originating bank partners also operate in a highly regulated environment, and many laws and regulations that apply directly to our originating bank partners are indirectly applicable to us as a service provider to our originating bank partners.

Intellectual Property

Intellectual property and proprietary rights are important to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand. However, these laws, agreements, and procedures provide only limited protection. As of June 30, 2021, we owned ten registered trademarks and 24 trademark applications in the United States, seven registered trademarks and nine trademark applications in various foreign jurisdictions, and three issued patent and 18 pending patent applications in the United States.

Although we take steps to protect our intellectual property and proprietary rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, or the reverse engineering of our technology and other proprietary information, including by third-parties who may use our technology or other proprietary information to develop services that compete with ours.

See the section titled “Risk Factors” for a more comprehensive description of risks related to our intellectual property and proprietary rights.

Available Information

Our website address is www.affirm.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

ITEM 1A. RISK FACTORS

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the material factors, risks and uncertainties described below that make an investment in our Company speculative or risky that make an investment in our Company speculative or risky, together with all of the other information in this Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K, before deciding whether to invest in shares of our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risk Factor Summary
The risks and uncertainties to which our business is subject, include, but are not limited to, the following:

•If we are unable to attract additional merchant partners, retain our existing merchant partners, and grow and develop our relationships with new and existing merchant partners, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

•If we are unable to attract new consumers and retain and grow our relationships with our existing consumers, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

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

•We rely on a variety of funding sources to support our business model. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could have a material adverse effect on our business, results of operations, financial condition, cash flows, and future prospects.

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

•Changes in market interest rates could have an adverse effect on our business.

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

Risks Related to Our Business and Industry

If we are unable to attract additional merchant partners, retain our existing merchant partners, and grow and develop our relationships with new and existing merchant partners, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

Our continued success is dependent on our ability to expand our merchant base and to grow our merchants’ revenue on our platform. We derive a significant portion of our revenue from merchant network fees earned from our merchant partners. The network fees are generally charged as a percentage of the transaction volume on our platform. In addition, as more merchants are integrated into our network, there are more reasons for consumers to shop with us.

If we are not able to attract additional merchants and to expand revenue and volume of transactions from existing merchants, we will not be able to continue to attract consumers or grow our business. Our ability to retain and grow our relationships with our merchant partners depends on the willingness of merchants to partner with us. The attractiveness of our platform to merchants depends upon, among other things: the size of our consumer base; our brand and reputation; the amount of merchant fees that we charge; our ability to sustain our value proposition to merchants for customer acquisition by demonstrating higher conversion at checkout and increased AOV; the attractiveness to merchants of our technology and data-driven platform; services and products offered by competitors; and our ability to perform under, and maintain, our merchant agreements. Furthermore, having a diversified mix of merchant partners is important to mitigate risk associated with changing consumer spending behavior, economic conditions and other factors that may affect a particular type of merchant or industry. For example, following the onset of the COVID-19 pandemic, our revenue from merchant partners in the travel, hospitality, and entertainment industries declined, but we saw a significant increase in revenue from merchant partners offering home fitness equipment, home office products, and home furnishings. We have begun to see these trends reverse as access to COVID-19 vaccinations has increased, but it is difficult to predict the impact that the continuing spread of the Delta variant and potential additional waves of the pandemic will have on our merchant partners and our business.

Our continued success also is dependent on our ability to successfully grow and develop relationships with our merchant partners, particularly early-stage relationships with large e-commerce retailers such as Amazon.com, Inc. Some of our agreements with our merchant partners, including our agreement with Amazon, are non-exclusive and lack any transaction volume commitments. The pace of development, integration and rollout of these early-stage relationships is often unpredictable and is generally not within our control. In addition, these merchant partners, including Amazon, may have, or may enter into in the future, similar agreements with our competitors, which could adversely affect our ability to drive the level of transaction volume and revenue growth that we seek to achieve or to otherwise satisfy the high expectations of our investors and financial analysts relating to those relationships. In addition, our agreements with our merchant partners generally have terms that range from approximately 12 months to 36 months, and our merchants can generally terminate these agreements without cause upon 30 to 90 days’ prior written notice. We may, therefore, be compelled to renegotiate our agreements with merchant partners from time to time, possibly upon terms significantly less favorable to us than the terms included in our existing agreements with those merchant partners.

If we fail to retain any of our larger merchant partners or a substantial number of our smaller merchant partners, if we do not acquire new merchant partners, if we do not successfully grow and develop our relationships with our larger merchant partners, if we do not continually expand revenue and volume from the merchants on our platform, or if we do not attract and retain a diverse mix of merchant partners, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

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

Offering a better way for consumers to pay is critical to our success. If consumers do not trust our brand or have a positive experience, they will not use our platform. If consumers do not use our platform, we cannot attract or retain merchants. As a result, we have invested heavily in both technology and our support team. If we are unable to maintain a consistently high level of positive consumer experience, we will lose existing consumers and merchants. In addition, our ability to attract new consumers and merchants is highly dependent on our reputation and on positive recommendations from our existing consumers and merchants. For example, our reputation and brand may be negatively affected by any actions of merchants that are deemed to be hostile, offensive, inappropriate or unlawful. The policies we have adopted regarding illegal or offensive use of our platform may not prevent merchants or their customers from engaging in these activities. The safeguards we have in place may not be sufficient to avoid harm to our reputation and brand, which could adversely affect our ability to expand our merchant subscription base, attract new consumers, and retain and grow our relationships with our existing consumers. In addition, any failure to maintain a consistently high level of customer service, or a market perception that we do not maintain high-quality customer service, would adversely affect our reputation and the number of positive consumer and merchant referrals that we receive. As a result, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

A large percentage of our revenue is concentrated with a single merchant partner, and the loss of this merchant partner or any other significant merchant relationships would materially and adversely affect our business, results of operations, financial condition, and future prospects.

Our top merchant partner, Peloton Interactive, Inc. ("Peloton"), represented approximately 20%, 28%, and 20% of our total revenue for the years ended June 30, 2021, 2020, and 2019, respectively. Our top ten merchants in the aggregate represented approximately 25%, 35%, and 30% of our total revenue for the years ended June 30, 2021, 2020, and 2019, respectively. The concentration of a significant portion of our business and transaction volume with a limited number of merchants, or type of merchant or industry, exposes us disproportionately to any of those merchants choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance of those merchants or industry or to any events, circumstances, or risks affecting such merchants or industry. For example, the significance of Peloton in our portfolio increased during calendar year 2020 as a result of consumer spending trends on home fitness equipment, and there can be no assurance that such trends will continue or that the levels of total revenue and merchant network revenue that we generate from Peloton will continue. The loss of Peloton as a merchant partner, or the loss of any other significant merchant relationships, would materially and adversely affect our business, results of operations, financial condition, and future prospects.

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

In addition, a material modification in the financial operations of any significant merchant partner could affect the results of our operations, financial condition, and future prospects. For example, the timing of our revenue recognition is tied to when a merchant confirms a transaction financed through our platform, which we refer to as the merchant capture date. If a merchant recognizes the payment collection and confirms the transaction later in their transaction process, we expect that this change would delay the merchant capture date, which would delay our recognition of GMV and revenue related to that merchant’s transactions by a corresponding amount. Such a delay would adversely affect the GMV and revenue that we recognize from such merchant’s transactions in the quarterly period of such change, as the merchant capture date for a portion of such transactions would shift to a subsequent quarterly period. The implementation of such a change began with respect to Peloton in December 2020. This change has delayed the merchant capture dates of certain Peloton transactions, which has correspondingly delayed the GMV and revenue related to these transactions.

We may not be able to sustain our revenue growth rate, or our growth rate of related key operating metrics, in the future.

There can be no assurances that our revenue will continue to grow as it has in recent periods, and we expect our revenue growth rate to decline in future periods. In addition, we have grown our GMV by approximately 79% period-over-period compared to the year ended June 30, 2020 and 77% period-over-period compared to the year ended June 30, 2019, and there can be no assurance that we will maintain our GMV growth rate in future periods. Many factors may contribute to declines in our revenue and GMV growth rates, including increased competition, slowing demand for our products from existing and new consumers, transaction volume and mix (particularly with our significant merchant partners), lower sales by our merchants (particularly those with whom we have significant relationships), general economic conditions, a failure by us to continue capitalizing on growth opportunities, changes in the regulatory environment and the maturation of our business, among others. The revenue or key operating metrics for any prior quarterly or annual period should not be relied on as an indication of our future performance. If our revenue growth rate declines, our business, financial condition, and results of operations would be adversely affected.

The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies.

Our solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products, such as Affirm Debit+ with pay-over-time functionality, is complex, and we build our own technology, using the latest in artificial intelligence and machine learning (“AI/ML”), cloud-based technologies, and other tools to differentiate our products and technologies. In addition, our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. We operate in an industry experiencing rapid technological change and frequent product introductions. We may not be able to make technological improvements as quickly as demanded by our consumers and merchants, which could harm our ability to attract consumers and merchants. In addition, we may not be able to effectively implement new technology-driven products and services, including Affirm Debit+, as quickly as competitors or be successful in marketing these products and services to consumers and merchants. If we are unable to successfully and timely innovate and continue to deliver a superior merchant and consumer experience, the demand for our products and technologies may decrease and our growth, business, results of operations, financial condition, and future prospects could be materially and adversely affected.

Further, we use AI/ML in many aspects of our business, including fraud, credit risk analysis, and product personalization. The AI/ML models that we use are trained using various data sets. If the AI/ML models are incorrectly designed, the data we use to train them is incomplete, inadequate, or biased in some way, or we do not have sufficient rights to use the data on which our AI/ML models rely, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws, third-party privacy, or other rights, or contracts to which we are a party. For instance, discrepancies between the data signals used in the AI/ML model training data set and our online decisioning environment for our risk model may lead to incorrect decisions and errors in certain scenarios. Steps taken to prevent errors in the future may not be sufficient to prevent other discrepancies from arising in the future.

Our failure to accurately predict the demand or growth of our new products and technologies also could have a material and adverse effect on our business, results of operations, financial condition, and future prospects. New products and technologies are inherently risky, due to, among other things, risks associated with: the product or technology not working, or not working as expected; consumer and merchant acceptance; technological outages or failures; increased regulatory scrutiny; and the failure to meet consumer and merchant expectations. As a result of these risks, we could experience increased claims, reputational damage, or other adverse effects, which could be material. The profile of potential consumers using our new products and technologies also may not be as attractive as the profile of the consumers that we currently serve, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Additionally, we can provide no assurance that we will be able to develop, commercially market, and achieve acceptance of our new products and technologies. In addition, our investment of resources to develop new products and technologies and make changes or updates to our platform may either be insufficient or result in expenses that exceed the revenue actually generated from these new products. Failure to accurately predict demand or growth with respect to our new products and technologies could have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

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

If Cross River Bank were to suspend, limit, or cease its operations, or if our relationship with Cross River Bank were to otherwise terminate for any reason (including, but not limited to, its failure to comply with regulatory actions), we would need to implement a substantially similar arrangement with another bank, obtain additional state licenses, or curtail our operations. If we need to enter into alternative arrangements with a different bank to replace our existing arrangements, we may not be able to negotiate a comparable alternative arrangement in a timely manner or at all. While we have an origination program agreement in place with Celtic Bank, a Utah state-chartered industrial bank whose deposits are insured by the FDIC, we do not expect that Celtic Bank would be able to increase its loan origination capacity to meet our needs under those circumstances. In addition, transitioning loan originations to a new bank is untested and may result in delays in the issuance of loans or, if our platform becomes inoperable, may result in the inability to facilitate loans through our platform. If we are unable to enter into an alternative arrangement with different banks to fully replace or supplement our relationship with Cross River Bank, we would potentially need to obtain additional state licenses to enable us to originate loans directly, as well as comply with other state and federal laws, which would be costly and time consuming, and there can be no assurances that any such licenses could be obtained in a timely manner or at all. In the event that our relationship with Cross River Bank were terminated, our business, results of operations, financial condition, and future prospects would be materially and adversely affected, especially if we were not able to replace Cross River Bank with another originating bank in a timely manner, on comparable or more favorable terms, or at all.

We rely on a variety of funding sources to support our business model. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could have a material adverse effect on our business, results of operations, financial condition, cash flows, and future prospects.

Our high-velocity, capital efficient funding model is integral to the success of our commerce platform. To support this model and the growth of our business, we must maintain a variety of funding arrangements, including warehouse facilities, securities repurchase agreements, securitization trusts, and forward flow arrangements with a diverse set of funding sources. If we are unable to maintain access to, or to expand, our network and diversity of funding arrangements, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

We cannot guarantee that these funding arrangements will continue to be available on favorable terms or at all, and our funding strategy may change over time and depends on the availability of such funding arrangements. For example, disruptions in the credit markets or other factors, such as the impact of the COVID-19 pandemic, could adversely affect the availability, diversity, cost, and terms of our funding arrangements. The broad impact of COVID-19 on the financial markets has created uncertainty and volatility in many funding markets and with many funding sources. In addition, our funding sources may reassess their exposure to our industry and either curtail access to uncommitted financing capacity, fail to renew or extend facilities, or impose higher costs to access our funding.

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

The agreements governing our funding arrangements require us to comply with certain covenants. A breach of such covenants or other events of default under our funding agreements could result in the reduction or termination of our access to such funding, could increase our cost of such funding or, in some cases, could give our lenders the right to require repayment of the loans prior to their scheduled maturity. Certain of these covenants are tied to our consumer default rates, which may be significantly affected by factors, such as economic downturns or general economic conditions, that are beyond our control and beyond the control of individual consumers. In particular, loss rates on consumer loans may increase due to factors such as prevailing interest rates, the rate of unemployment, the level of consumer and business confidence, commercial real estate values, the value of the U.S. dollar, energy prices, changes in consumer and business spending, the number of personal bankruptcies, disruptions in the credit markets, the impact of the COVID-19 pandemic and other factors. In addition, our revolving credit facility contains certain covenants and restrictions that limit our and our subsidiaries’ ability to, among other things: incur additional debt; create liens on certain assets; pay dividends on or make distributions in respect of their capital stock or make other restricted payments; consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; and enter into certain transactions with their affiliates. The revolving credit facility also contains certain financial maintenance covenants that require us and our subsidiaries to not exceed a specified leverage ratio as of the last day of each fiscal quarter, to maintain a minimum tangible net worth as of the last day of each fiscal quarter, and to maintain a minimum level of unrestricted cash while any borrowings under the revolving credit facility are outstanding.

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

In the future, we may seek to further access the capital markets to obtain capital to finance growth. However, our future access to the capital markets could be restricted due to a variety of factors, including a deterioration of our earnings, cash flows, balance sheet quality, or overall business or industry prospects, adverse regulatory changes, a disruption to or volatility or deterioration in the state of the capital markets, or a negative bias toward our industry by market participants. Due to the negative bias toward our industry, certain financial institutions have restricted access to available financing by participants in our industry, and we may have more limited access to institutional capital than other businesses. Future prevailing capital market conditions and potential disruptions in the capital markets may adversely affect our efforts to arrange additional financing on terms that are satisfactory to us, if at all. If adequate funds are not available, or are not available on acceptable terms, we may not have sufficient liquidity to fund our operations, make future investments, take advantage of acquisitions or other opportunities, or respond to competitive challenges and this, in turn, could adversely affect our ability to advance our strategic plans. In addition, if the capital and credit markets experience volatility, and the availability of funds is limited, third-parties with whom we do business may incur increased costs or business disruption and this could adversely affect our business relationships with such third-parties, which in turn could have a material adverse effect on our business, results of operations, financial condition, cash flows, and future prospects.

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

Numerous factors, many of which can be unexpected or beyond our control, can adversely affect a customer’s credit risk and our risks. There may be risks that exist, or that develop in the future, including market risks, economic risks, and other external events, that we have not appropriately anticipated, identified, or mitigated, such as risks from inadequate or failed processes, people or systems, natural disasters, and compliance, reputational, or legal matters, both as they relate directly to us as well as that relate to third-parties with whom we contract or otherwise do business. Any changes to our risk model may be ineffective and the performance of our risk model may decline. Further, our proprietary risk model was built prior to the COVID-19 pandemic, and consequently was not designed to take into account the longer-term impacts of social, economic, and financial disruptions caused by the pandemic. If our risk model does not effectively and accurately model the credit risk of potential loans facilitated through our platform, greater than expected losses may result on such loans and, as a result, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

In addition, if the risk model we use contains errors or is otherwise ineffective, our reputation and relationships with consumers, our funding sources, our originating bank partners, and our merchants could be harmed, we may be subject to liability, and our ability to access our funding sources may be inhibited. Our ability to attract consumers to our platform and to build trust in our platform and products is significantly dependent on our ability to effectively evaluate consumer credit profiles and likelihoods of default. If any of the credit risk or fraud models we use contain programming or other errors or is ineffective or the data provided by consumers or third-parties is incorrect or stale, or if we are unable to obtain accurate data from consumers or third-parties (such as credit reporting agencies), the loan pricing and approval process through our platform could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans. This could damage our reputation and relationships with consumers, our funding sources, our originating bank partners, and our merchants, which could have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

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

We have in the past and may in the future seek to grow our business through acquisitions or other strategic investments or alliances. We may not be successful in identifying businesses or opportunities that meet our acquisition or expansion criteria. In addition, even if a potential acquisition target or other strategic investment is identified, we may not be successful in completing such acquisition or integrating such new business or other investment. We may face significant competition for acquisition and other strategic investment opportunities from other well-capitalized companies, many of which have greater financial resources and greater access to debt and equity capital to secure and complete acquisitions or other strategic investments, than we do. As a result of such competition, we may be unable to acquire certain assets or businesses, or take advantage of other strategic investment opportunities that we deem attractive; the purchase price for a given strategic opportunity may be significantly elevated; or certain other terms or circumstances may be substantially more onerous.

For example, we may not be successful in completing the integration of the PayBright business or the Returnly business with our business. We expect that completing the integration process for each acquisition will require significant additional time and resources, and we may not be able to manage the process successfully. It is possible that we will experience disruption of our, PayBright's or Returnly's ongoing businesses. We may also incur higher than expected costs as a result of these acquisitions or experience overall post-completion processes that take longer than originally anticipated. In addition, at times the attention of certain members of our management and resources may be focused on the integration of these acquired businesses and diverted from day-to-day business operations, which may disrupt our ongoing business. Additionally, potential difficulties we may encounter as we proceed further through the integration process for both acquisitions include (i) the challenge of integrating complex systems, operating procedures, regulatory compliance programs, technology, networks and other assets of the acquired companies in a seamless manner that minimizes any adverse impact on our employees, consumers, merchants, and other business partners; and (ii) potential unknown liabilities, liabilities that are significantly larger than we currently anticipate and unforeseen increased expenses or delays associated with the acquisition, including integration costs that may exceed the costs that we currently anticipate. Moreover, the Returnly business conducts operations in Spain while Affirm has historically conducted operations only within the United States and Canada, which may increase the integration risks associated with that acquisition. Accordingly, the contemplated benefits of the PayBright and Returnly acquisitions may not be realized fully, or at all, or may take longer to realize than expected.

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

Our future success depends on our ability to identify, hire, develop, motivate, and retain highly qualified personnel for all areas of our organization, in particular, a highly experienced sales force, data scientists, and engineers. Competition for these types of highly skilled employees is extremely intense, particularly in the San Francisco Bay Area. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop, and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to maintain and build our highly experienced sales force, or are unable to continue to attract experienced engineering and technology personnel, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

In addition, in March 2020, we transitioned our entire staff to a remote working environment. Over time such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which are critical to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, to foster a creative environment, to hire new team members, and to retain existing team members. Such effects may adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

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

We incurred net losses of approximately $430.9 million, $112.6 million and $120.5 million for the fiscal years ended June 30, 2021, 2020, and 2019 respectively. As of June 30, 2021 and June 30, 2020, our accumulated deficit was approximately $447.2 million and $888.4 million, respectively. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract consumers, merchants, funding sources, and additional originating bank partners, and further enhance and develop our products and platform. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisitions, including our acquisition of PayBright. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses. We expect to incur additional net losses in the future and may not achieve or maintain profitability on a quarterly or annual basis.

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
•changes in interest rates;
•general economic, industry, and market conditions, including the impact of the COVID-19 pandemic;
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
•changes in laws and regulations that impact our business, including state interest rate limits;
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

Since we launched our platform in 2014 we have experienced significant transaction volume growth. We have grown our GMV by approximately 79% period-over-period compared to the fiscal year ended June 30, 2020 and 77% period-over-period compared to the fiscal year ended June 30, 2019. We have a relatively limited operating history at our current scale, and our growth in recent periods exposes us to increased risks, uncertainties, expenses, and difficulties. If we are unable to maintain at least our current level of operations using cash flow, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

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

We track certain key operating metrics such as GMV, active consumers and transactions per active consumers with internal systems and tools that are not independently verified by any third-party. While the metrics presented in this Annual Report on Form 10-K are based on what we believe to be reasonable assumptions and estimates, our internal systems and tools have a number of limitations, and our methodologies for tracking these metrics may change over time. In addition, limitations or errors with respect to how we measure data or with respect to the data that we measure may affect our understanding of certain details of our business, which could affect our long-term strategies. If the internal systems and tools we use to track these metrics understate or overstate performance or contain algorithmic or other technical errors, the key operating metrics we report may not be accurate. If investors do not perceive our operating metrics to be accurate, or if we discover material inaccuracies with respect to these figures, our reputation may be significantly harmed, and our results of operations and financial condition could be adversely affected.

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

We maintain an allowance for credit losses at a level sufficient to estimate expected credit losses based on evaluating known and inherent risks in our loan portfolio. This estimate is highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. The method for calculating the best estimate of expected credit losses takes into account our historical experience, adjusted for current conditions, and our judgment concerning the probable effects of relevant observable data, trends, and market factors. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. If our estimates and assumptions prove incorrect and our allowance for credit losses is insufficient, we may incur net charge-offs in excess of our reserves, or we could be required to increase our provision for credit losses, either of which would adversely affect our results of operations.

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

In addition, if a merchant closes some or all of its locations, ceases its e-commerce operations, or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that it may become subject to a bankruptcy proceeding), consumers may have less incentive to pay their outstanding balances on loans facilitated through our platform, which could result in higher charge-off rates than anticipated. Moreover, if the financial condition of a merchant deteriorates significantly or a merchant becomes subject to a bankruptcy proceeding, we may not be able to recover amounts due to us from the merchant.

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

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, power losses, telecommunications failures, strikes, health pandemics, such as the COVID-19 pandemic, and similar events. For example, a significant natural disaster in the San Francisco Bay Area or any other location in which we have offices or facilities or employees working remotely, such as an earthquake, fire, or flood, could have a material adverse effect on our business, results of operations, financial condition, and future prospects, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, strikes, wars, terrorism, and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays, or loss of critical data. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees' ability to work remotely, our business and results of operations could be adversely affected. We may not have sufficient protection or recovery plans in certain circumstances, such as a significant natural disaster, and our business interruption insurance may be insufficient to compensate us for losses that may occur.

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

There is risk of fraudulent activity associated with our platform, originating bank partners, consumers, and third-parties handling consumer information. Our resources, technologies, and fraud prevention tools may be insufficient to accurately detect and prevent fraud. We are obligated to repurchase the loans facilitated through our platform in certain cases of confirmed identity theft. The level of fraud related charge-offs on the loans facilitated through our platform could be adversely affected if fraudulent activity were to significantly increase.

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

We identified a material weakness in our internal control over financial reporting in connection with the audit of our financial statements for the fiscal year ended June 30, 2020, and we may identify additional material weaknesses in the future that may cause us to fail to meet our reporting obligations or result in material misstatements of our financial statements. If we fail to remediate any additional material weaknesses or if we otherwise fail to establish and maintain effective internal control over financial reporting, our ability to accurately and timely report our financial results could be adversely affected.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act," or "Section 404"), we will be required to conduct an assessment of, and to furnish a report by our management on, the effectiveness of our internal control over financial reporting beginning with fiscal year 2022. In addition, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 beginning with fiscal year 2022. We are engaged in a process to assess and document the effectiveness of our internal control over financial reporting, improve the design and operation of our internal controls, and validate through testing that our internal controls are effective. If our internal control over financial reporting is not effective, our independent registered public accounting firm may issue an adverse report.

In connection with the audit of our financial statements for the fiscal year ended June 30, 2020, we identified certain control deficiencies in the design and implementation of our internal control over financial reporting that in aggregate constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. The material weakness related to our general information technology controls, including the design and implementation of access and change management controls. This material weakness meant that it was possible that our business process controls that depend on the affected information technology systems, or that depend on data or financial reports generated from the affected information technology systems, could be adversely affected. In light of the control deficiencies and the resulting material weakness that was identified, we believe that it is possible that, had we and our independent registered public accounting firm performed an assessment or audit, respectively, of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional material weaknesses may have been identified.

During fiscal year 2021, we implemented measures designed to remediate the control deficiencies contributing to the material weakness, and we believe that the material weakness was remediated as of June 30, 2021. However, there is no assurance that those measures will be sufficient to prevent future material weaknesses from occurring. Similarly, there is no assurance that there are no other material weaknesses. If any additional material weaknesses are identified and not remediated within the necessary in time to meet the applicable deadline for compliance with the requirements of Section 404, if we are unable to conclude that our internal control over financial reporting is effective when required, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our Class A common stock could be negatively affected. We also could become subject to investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

If we fail to maintain effective internal control over financial reporting or disclosure controls and procedures, we may be unable to report our financial results on a timely and accurate basis, and our business, operating results and market price of our Class A common stock may be adversely affected.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. The process of designing and implementing effective internal controls and disclosure controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environment and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. In addition, testing and maintaining internal controls may divert our management’s attention from other matters that are important to our business. If we are unable to establish and maintain appropriate internal control over financial reporting and disclosure controls and procedures, it could cause us to fail to meet our reporting obligations on a timely basis, result in material misstatements in our consolidated financial statements and harm our operating results. Any failure to maintain effective internal control over financial reporting or disclosure controls and procedures could have an adverse effect on our business and operating results, and cause a decline in the price of our Class A common stock.

Increased scrutiny from investors and others regarding our environmental, social, governance, or sustainability responsibilities could result in additional costs or risks and adversely impact our reputation, employee retention, and willingness of consumers and merchants to do business with us.

Investor advocacy groups, certain institutional investors, investment funds, other market participants, stockholders, and customers have focused increasingly on the environmental, social and governance (“ESG”) or “sustainability” practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. If our ESG practices do not meet (or are viewed as not meeting) investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and employee retention may be negatively impacted, including based on an assessment of our ESG practices. Any sustainability report that we publish (such as our DEI Report) or sustainability disclosure we make may include our policies and practices on a variety of social and ethical matters, including corporate governance, environmental compliance, employee health and safety practices, human capital management, and workforce inclusion and diversity. It is possible that stakeholders may not be satisfied with our ESG practices or the speed of their adoption. We could also incur additional costs and require additional resources to monitor, report, and comply with various ESG practices. Also, our failure, or perceived failure, to meet the standards included in any sustainability disclosure could negatively impact our reputation, employee retention, and the willingness of our consumers and merchants to do business with us.

Risks Related to Our Reliance on Third Parties

Our results depend on more prominent presentation, integration, and support of our platform by our merchants.

We depend on our merchants, which generally accept most major credit cards and other forms of payment (which may include pay-over-time solutions offered by our competitors), to present our platform as a payment option and to integrate our platform into their website or in their store, such as by prominently featuring our platform on their websites or in their stores and not just as an option at website checkout. We may not have any recourse against merchants if they do not prominently present our platform as a payment option or if they more prominently present solutions offered by our competitors. In addition, as we add new merchants, it could take a significant amount of time for these merchants, particularly larger e-commerce retailers such as Amazon, to fully integrate our platform and for these merchants’ customers to accept our pay-over-time solution. The failure by our merchants to effectively present, integrate, and support our platform would have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

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

Our vendor relationships subject us to a variety of risks, and the failure of third-parties to comply with legal or regulatory requirements or to provide various services that are important to our operations could have an adverse effect on our business, results of operations, financial condition, and future prospects.

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

In some cases, vendors are the sole source, or one of a limited number of sources, of the services they provide to us. For example, we are solely reliant on our agreement with our cloud computing web services provider for the provision of cloud infrastructure services to support our platform. Most of our vendor agreements are terminable by the vendor on little or no notice, and if our current vendors were to terminate their agreements with us or otherwise stop providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms (or at all). If any vendor fails to provide the services we require, fails to meet contractual requirements (including compliance with applicable laws and regulations), fails to maintain adequate data privacy controls and electronic security systems, or suffers a cyber-attack or other security breach, we could be subject to CFPB, Federal Trade Commission (“FTC”) and other regulatory enforcement actions, claims from third-parties, including our consumers, and suffer economic and reputational harm that could have an adverse effect on our business. Further, we may incur significant costs to resolve any such disruptions in service, which could adversely affect our business.

For example, certain installment loans are originated by our originating bank partners and then disbursed to merchants via single-use virtual cards facilitated through our partnership with an issuer processor. This issuer processor issues single-use virtual cards through its issuing bank partner which allow loans facilitated through our platform to be processed over the card network. Such loans facilitated through our platform can be used at merchants where we are not integrated at checkout, allowing consumers to complete purchases with virtual cards just as they would with a standard credit or debit card. In the event that our issuer processor becomes unable or unwilling to facilitate the disbursements to merchants and we are unable to reach an agreement with another vendor, such loans would no longer be able to be facilitated through our platform.

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

Financial services institutions are interrelated with our business as a result of trading, clearing, counterparty or other relationships. We routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutions. Many of these transactions expose us to credit risk in the event of a default by a counterparty. In addition, our credit risk may be exacerbated when collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations.

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

Our platform and our internal systems rely on software that is highly technical and complex. In addition, our platform and our internal systems depend on the ability of such software to store, retrieve, process, and manage immense amounts of data. As a result, undetected errors, failures, bugs, or defects may be present in such software or occur in the future in such software, including open source software and other software we license in from third-parties, especially when updates or new products or services are released. For instance, discrepancies between the data signals used in the AI/ML training data set and our online decisioning environment for our risk model may lead to incorrect decisions and errors in certain specific scenarios. While this discrepancy was remedied, and we are continuously taking steps to prevent any errors in the future, errors may arise in the future.

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

In addition, we source certain information from third-parties. For example, our risk scoring model is based on algorithms that evaluate a number of factors and currently depend on sourcing certain information from third-parties, including consumer reporting agencies. In the event that any third-party from which we source information experiences a service disruption, whether as a result of maintenance, natural disasters, terrorism, or security breaches, whether accidental or willful, or other factors, the ability to score and decision loan applications through our platform may be adversely impacted. Additionally, there may be errors contained in the information provided by third-parties. This may result in the inability to approve otherwise qualified applicants through our platform, which may adversely impact our business by negatively impacting our reputation and reducing our transaction volume.

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

Our business involves the collection, storage, use, disclosure, processing, transfer, and other handling (collectively, “processing”) of a wide variety of information, including personally identifiable information, for various purposes in our business, including to help support the integrity of our services and to provide features and functionality to our consumers and merchants. The processing of the information we acquire in connection with our consumers’ and merchants’ use of our services, particularly on our internet applications for consumers, is subject to numerous privacy, data protection, cybersecurity, and other laws and regulations in the United States and foreign jurisdictions. The automated nature of our business and our reliance on digital technologies may make us an attractive target for, and potentially vulnerable to, cyber-attacks, computer malware, computer viruses, social engineering (including phishing and ransomware attacks), general hacking, physical or electronic break-ins, or similar disruptions. In addition, our remote working environment may exacerbate these risks. While we and our vendors have taken steps to protect the confidential, proprietary, and sensitive information to which we have access and to prevent data loss, our security measures or those of our vendors could be breached resulting in the loss of, or unauthorized access to, our or our consumers’ data, our intellectual property, or other confidential, proprietary, or sensitive business information. Any accidental or willful security breaches or other unauthorized access to our platform or servicing systems could cause confidential, proprietary, or sensitive information to be stolen and used for criminal or other unauthorized purposes. Security breaches or unauthorized access to confidential information could also expose us to liability related to the loss of the information, time-consuming and expensive litigation, and negative publicity. If security measures are breached because of employee theft, exfiltration, merchant fraud, misuse or malfeasance, our actions, omissions, or errors, third-party actions, omissions, or errors, unintentional events, deliberate attacks by cyber criminals or otherwise, or if design flaws in our software or systems are exposed and exploited, our relationships with consumers could be damaged, and we could incur significant liability. There is no guarantee that our monitoring efforts will be effective.

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

Intellectual property and other proprietary rights are important to the success of our business. Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, protect, and enforce our intellectual property and other proprietary rights, including with respect to our proprietary technology, and to obtain licenses to use the intellectual property and proprietary rights of others. We rely on a combination of patents, trademarks, service marks, copyrights, trade secrets, domain names, and agreements with employees and third-parties to protect our intellectual property and other proprietary rights. We own the domain name rights for affirm.com, and, as of June 30, 2021, we owned ten registered trademarks and twenty-four trademark applications in the United States, seven registered trademarks and nine trademark applications in various foreign jurisdictions, and three issued patent and eighteen pending patent applications in the United States. Nonetheless, the steps we take to obtain, maintain, protect, and enforce our intellectual property and other proprietary rights may be inadequate and, despite our efforts to protect these rights, unauthorized third-parties, including our competitors, may duplicate, mimic, reverse engineer, access, obtain, or use the proprietary aspects of our technology, processes, products, or services without our permission. Our competitors and other third-parties may also design around or independently develop similar technology or otherwise duplicate or mimic our services or products such that we would not be able to successfully assert our intellectual property or other proprietary rights against them. We cannot assure that any future patent, trademark, or service mark registrations will be issued for our pending or future applications or that any of our current or future patents, copyrights, trademarks, or service marks (whether registered or unregistered) will be valid, enforceable, sufficiently broad in scope, provide adequate protection of our intellectual property or other proprietary rights, or provide us with any competitive advantage.

Our trademarks, trade names, and service marks have significant value, and our brand is an important factor in the marketing of our services. We intend to rely on both registrations and common law protections for our trademarks. However, we may be unable to prevent competitors or other third-parties from acquiring or using trademarks, service marks, or other intellectual property or other proprietary rights that are similar to, infringe upon, misappropriate, dilute, or otherwise violate or diminish the value of our trademarks and service marks and our other intellectual property and proprietary rights. The value of our intellectual property and other proprietary rights could diminish if others assert rights in or ownership of our intellectual property or other proprietary rights, or in trademarks or service marks that are similar to our trademarks or service marks.

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

Furthermore, third-parties may challenge, invalidate, or circumvent our intellectual property and proprietary rights, including through administrative processes or litigation. The legal standards relating to the validity, enforceability, and scope of protection of intellectual property and other proprietary rights are uncertain and still evolving. Our intellectual property and other proprietary rights may not be sufficient to provide us with a competitive advantage and the value of our intellectual property and other proprietary rights could also diminish if others assert rights therein or ownership thereof, and we may be unable to successfully resolve any such conflicts in our favor or to our satisfaction.

We may be subject to claims brought by third-parties for alleged infringement, misappropriation, or other violation of their intellectual property or other proprietary rights.

Our success depends, in part, on our ability to develop and commercialize our products and services without infringing, misappropriating, or otherwise violating the intellectual property or other proprietary rights of third-parties. We may receive claims or otherwise become involved in disputes from time to time concerning intellectual property or other proprietary rights of third-parties, which may relate to our own proprietary technology, or to technology that we acquire or license from third-parties, and we may not prevail in these disputes. Relatedly, competitors or other third-parties may raise claims alleging that service providers or other third-parties retained or indemnified by us, infringe on, misappropriate, or otherwise violate such competitors’ or other third-parties’ intellectual property or other proprietary rights. These claims of infringement, misappropriation, or other violation may be extremely broad, and it may not be possible for us to conduct our operations in such a way as to avoid all such alleged violations of such intellectual property or other proprietary rights. We also may be unaware of third-party intellectual property or other proprietary rights that cover or otherwise relate to some or all of our products and services.

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

Some of the aforementioned risks of infringement, misappropriation or other violation, in particular with respect to patents, are potentially increased due to the nature of our business, industry, and intellectual property portfolio. For instance, it has become common in recent years for certain third-parties to purchase patents or other intellectual property assets for the sole purpose of making claims of infringement, misappropriation, or other violation in an attempt to extract settlements from companies such as ours. Relatedly, we do not currently have a large patent portfolio, which could otherwise assist us in deterring patent infringement claims from competitors, through our ability to bring patent infringement counterclaims using our own patent portfolio. In addition to the previously mentioned impacts of intellectual property-related litigation, while in some cases a third-party may have agreed to indemnify us for costs associated with intellectual property-related litigation, such indemnifying third-party may refuse or be unable to uphold its contractual obligations. In other cases, our insurance may not cover potential claims of this type adequately or at all, and we may be required to pay monetary damages, which may be significant.

Some aspects of our platform include open source software, and our use of open source software could negatively affect our business, results of operations, financial condition, and future prospects.

Aspects of our platform include software covered by open source licenses. The terms of various open source licenses have not been interpreted by United States courts, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our platform. In such an event, we could be required to re-engineer all or a portion of our technologies, seek licenses from third-parties in order to continue offering our products, discontinue the use of our platform in the event re-engineering cannot be accomplished, or otherwise be limited in the licensing of our technologies, each of which could reduce or eliminate the value of our technologies and loan products. If portions of our proprietary software are determined to be subject to an open source license, we could also be required to, under certain circumstances, publicly release or license, at no cost, our products that incorporate the open source software or the affected portions of our source code, which could allow our competitors or other third-parties to create similar products and services with lower development effort, time, and costs, and could ultimately result in a loss of transaction volume for us. We cannot ensure that we have not incorporated open source software in our software in a manner that is inconsistent with the terms of the applicable license or our current policies, and we may inadvertently use open source in a manner that we do not intend or that could expose us to claims for breach of contract or intellectual property infringement, misappropriation, or other violation. If we fail to comply, or are alleged to have failed to comply, with the terms and conditions of our open source licenses, we could be required to incur significant legal expenses defending such allegations, be subject to significant damages, be enjoined from the sale of our products and services, and be required to comply with onerous conditions or restrictions on our products and services, any of which could be materially disruptive to our business.

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

We must comply with various federal and state regulatory regimes, including those applicable to consumer credit transactions. The laws to which we are or may be subject include:

•state laws and regulations that impose requirements related to consumer financial services, such as loan disclosures and terms, data privacy, credit discrimination, credit reporting, money transmission, recordkeeping, the arranging of loans made by third-parties, debt servicing and collection, and unfair or deceptive business practices;

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
•the Fair Credit Reporting Act (the “FCRA”), as amended by the Fair and Accurate Credit Transactions Act, and Regulation V promulgated thereunder, which promote the accuracy, fairness, and privacy of information in the files of consumer reporting agencies;
•the Fair Debt Collection Practices Act, Regulation F promulgated thereunder,and the Telephone Consumer Protection Act, each of which provide guidelines and limitations concerning the conduct of certain creditors and third-party debt collectors in connection with the collection of consumer debts;
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
•the Military Lending Act and similar state laws, which provide disclosure requirements, interest rate limitations, substantive conduct obligations, and prohibitions on certain behavior relating to loans made to covered borrowers, which include both servicemembers and their dependents;
•the Servicemembers Civil Relief Act and similar state laws, which allows active duty military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties; and
•new requirements pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in response to the COVID-19 pandemic, including requirements relating to collection and credit reporting, though many of the implementing regulations under the CARES Act have not yet been issued.

Many states and local jurisdictions have consumer protection laws analogous to, or in addition to, those federal laws listed above, such as usury laws and state debt collection practices laws that apply to first-party lenders. These laws affect how loans are made, enforced and collected. The U.S. government and states may pass new laws, or may amend existing laws, to regulate further the consumer finance industry or loans of the type provided through our platform, or to reduce the finance charges or other fees that may be imposed with respect to consumer loans. This could make the provision and collection of consumer loans more difficult or costly, which may negatively impact our business.

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

We are subject to the regulatory and enforcement authority of the CFPB as a facilitator, servicer, or acquirer of consumer credit. The Dodd-Frank Act gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets. The CFPB previously announced that it intends to expand its supervisory authority through the use of “larger participant rules” to cover the markets for consumer installment loans and auto title loans. While the CFPB has not yet issued a “larger participant” rule applicable to us, the CFPB indicated in its January 2021 Taskforce on Federal Consumer Financial Law Report that it “believes it is time to articulate some clear standards for this important decision,” and that it recommends the “Bureau should revisit its larger participant rules to assess the cost and benefits of the rules in conducting effective supervision and promoting consumer protection.” This suggests that the CFPB may issue a proposed rule defining larger participants to include installment lending industry participants. Were the CFPB to promulgate a rule for the direct supervision of non-bank installment lenders, it is possible that the CFPB could be permitted to conduct periodic examination of our business, which may increase our risk of regulatory or enforcement actions. For further discussion on the CFPB's enforcement authority, see “ Business — Regulatory Environment — U.S. federal consumer protection requirements.”

State attorneys general have indicated that they will take a more active role in enforcing consumer protection laws, including through use of Dodd-Frank Act provisions that authorize state attorneys general to enforce certain provisions of federal consumer financial laws and obtain civil money penalties and other relief available to the CFPB. In conducting an investigation, the CFPB or state attorneys general may issue a civil investigative demand requiring a target company to prepare and submit, among other items, documents, written reports, answers to interrogatories, and deposition testimony. If we become subject to such investigation, the required response could result in substantial costs and a diversion of the attention and resources of our management.
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

In addition, the Biden Administration has brought an increased focus on enforcement of federal consumer protection laws and appointed consumer-oriented regulators at federal agencies such as the CFPB, the OCC and the FDIC. It is possible that regulators in the Biden Administration could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our originating bank partners. These regulators may augment requirements that apply to loans facilitated by our platform, or impose new programs and restrictions, including new forbearance initiatives related to the COVID-19 pandemic, and could otherwise revise or create new regulatory requirements that apply to us (or our bank partners), impacting our business, operations, and profitability.

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

A substantial majority of the loans facilitated through our platform are originated through Cross River Bank and we rely on our originating bank partner model to comply with various federal, state, and other laws. If the legal structure underlying our relationship with our originating bank partners was successfully challenged, we may be found to be in violation of state licensing requirements and state laws regulating interest rates and other aspects of consumer lending. In the event of such a challenge or if our arrangements with our originating bank partners were to change or end for any reason, we would need to rely on an alternative bank relationship, find an alternative bank relationship, rely on existing state licenses, obtain new state licenses, pursue a federal charter, offer consumer loans, and/or be subject to the interest rate limitations of certain states.

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

Second, there have also been both private litigation and governmental enforcement actions seeking to recharacterize a lending transaction, claiming that the named lender was not the true lender, and that instead another entity was the true lender or the de facto lender. These claims are traditionally based upon state lending laws, other statutory provisions, or state common law through which a private litigant or governmental agency could seek to license, regulate, or prohibit the activities of the entity they consider the true lender or de facto lender. Any such litigation or enforcement action with respect to a loan facilitated through our platform against us, any successor servicer, prior owners, or subsequent transferees of such loans (including our originating bank partners) could subject them to claims for damages, disgorgement, or other penalties or remedies. On October 27, 2020, under the Trump Administration, the OCC promulgated a final rulemaking setting forth standards for determining the true lender of a loan issued by a national bank. On June 30, 2021, President Biden signed a Congressional Review Act resolution to repeal the OCC's true lender rule, and the OCC may not issue any substantially similar rule without subsequent statutory authorization..

Further, it is unclear whether these rules will be given effect by courts and regulators in a manner that actually mitigates risks relating to state interest rate limits and related risks to us, our originating bank partner, any other program participant, or the loans facilitated through our platform. We could be subject to litigation, whether private or governmental, or administrative action regarding the above claims. The potential consequences of an adverse determination could include the inability to collect loans at the interest rates contracted for, licensing violations, the loans being found to be unenforceable or void, or the reduction of interest or principal, or other penalties or damages. Third-party purchasers of loans facilitated through our platform also may be subject to scrutiny or similar litigation, whether based upon the inability to rely upon the “valid when made” doctrine or because a party other than the originating bank is deemed the true lender.

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

The loans originated by our originating bank partners may not be subject to state licensing and interest rate restrictions. However, the loans we may originate on our platform pursuant to our state licenses are subject to state licensing and interest rate restrictions, as well as numerous state requirements regarding consumer protection, interest rate, disclosure, prohibitions on certain activities, and loan term lengths. If the loans we originate pursuant to our state licenses were deemed subject to and in violation of certain state consumer finance or other laws, we could be subject to fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), and other penalties or consequences, and the loans could be rendered void or unenforceable in whole or in part, any of which could have an adverse effect on our business, results of operations, financial condition, and future prospects.

The highly regulated environment in which our originating bank partners operate could have an adverse effect on our business, results of operations, financial condition, and future prospects.

Our originating bank partners are subject to federal and state supervision and regulation. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit their operations significantly and control the methods by which they conduct business. In addition, compliance with laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance requirements. Regulatory requirements affect our originating bank partners’ lending practices and investment practices, among other aspects of their businesses, and restrict transactions between us and our originating bank partners. These requirements may constrain the operations of our originating bank partners, and the adoption of new laws and changes to, or repeal of, existing laws may have a further impact on our business.

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

We regularly use vendors and subcontractors as part of our business. We also depend on our substantial ongoing business relationships with our originating bank partners, merchants, and other third-parties. These types of third-party relationships, particularly with our originating bank partners, are subject to increasingly demanding regulatory requirements and oversight by federal bank regulators (such as the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation) and the CFPB. The CFPB has enforcement authority with respect to the conduct of third-parties that provide services to financial institutions. The CFPB has made it clear that it expects non-bank entities to maintain an effective process for managing risks associated with vendor relationships, including compliance-related risks. In connection with this vendor risk management process, we are expected to perform due diligence reviews of potential vendors, review their policies and procedures and internal training materials to confirm compliance-related focus, include enforceable consequences in contracts with vendors regarding failure to comply with consumer protection requirements, and take prompt action, including terminating the relationship, in the event that vendors fail to meet our expectations.

It is expected that regulators will hold us responsible for deficiencies in our oversight and control of third-party relationships and in the performance of the parties with which we have these relationships. As a result, if our regulators conclude that we have not exercised adequate oversight and control over vendors and subcontractors or other ongoing third-party business relationships or that such third-parties have not performed appropriately, we could be subject to enforcement actions, including civil money penalties or other administrative or judicial penalties or fines, as well as requirements for consumer remediation.

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

Compliance with current or future privacy and data protection laws (including those regarding security breach notification) affecting consumer and/or employee data to which we are subject could result in higher compliance and technology costs and could restrict our ability to provide certain products and services (such as products or services that involve us sharing information with third-parties or storing sensitive information), which could materially and adversely affect our profitability and could reduce income from certain business initiatives.

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

We are subject to the GLBA and implementing regulations and guidance. Among other things, the GLBA (i) imposes certain limitations on the ability to share consumers’ nonpublic personal information with non-affiliated third-parties and (ii) requires certain disclosures to consumers about information collection, sharing, and security practices and their right to “opt out” of the institution’s disclosure of their personal financial information to non-affiliated third-parties (with certain exceptions). Privacy requirements, including notice and opt out requirements, under the GLBA and the FCRA are enforced by the FTC and by the CFPB through UDAAP laws and regulations, and are a standard component of CFPB examinations. State entities also may initiate actions for alleged violations of privacy or security requirements under state law.

Furthermore, an increasing number of state, federal, and international jurisdictions have enacted, or are considering enacting, privacy laws, such as the CCPA, which became effective on January 1, 2020, and the EU General Data Protection Regulation (“GDPR”), which regulates the collection, control, sharing, disclosure and use and other processing of personal information of data subjects in the EU and the European Economic Area. The

CCPA gives residents of California expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used, and also provides for civil penalties for violations and private rights of action for data breaches. Meanwhile, the GDPR provides data subjects with greater control over the collection and use of their personal information (such as the “right to be forgotten”) and has specific requirements relating to cross-border transfers of personal information to certain jurisdictions, including to the United States, with fines for noncompliance of up to the greater of 20 million euros or up to 4% of the annual global revenue of the noncompliant company. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. The CCPA, CPRA, GDPR, and any other applicable state, federal, and international privacy laws, may increase our compliance costs and potential liability.

Our failure, or the failure of any third-party with whom we work, to comply with privacy and data protection laws could result in potentially significant regulatory investigations and government actions, litigations, fines, or sanctions, consumer, funding source, bank partner, or merchant actions, and damage to our reputation and brand, all of which could have a material adverse effect on our business. Complying with privacy and data protection laws and regulations may cause us to incur substantial operational costs or require us to change our business practices. We may not be successful in our efforts to achieve compliance either due to internal or external factors, such as resource allocation limitations or a lack of vendor cooperation. We have in the past, and may in the future, receive complaints or notifications from third-parties alleging that we have violated applicable privacy and data protection laws and regulations. Non-compliance could result in proceedings against us by governmental entities, consumers, data subjects, or others. We may also experience difficulty retaining or obtaining new consumers in these jurisdictions due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these consumers pursuant to the terms set forth in our engagements with them.

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

We have, from time to time in the normal course of our business, received, and may in the future receive or be subject to, inquiries or investigations by state and federal regulatory agencies and bodies such as the CFPB, state attorneys general, state financial regulatory agencies, and other state or federal agencies or bodies regarding our platform, including the origination and servicing of consumer loans, practices by merchants or other third-parties, and licensing and registration requirements. Any such inquiries or investigations could involve substantial time and expense to analyze and respond to, could divert management’s attention and other resources from running our business, and could lead to public enforcement actions or lawsuits, or result in fines, penalties, injunctive relief, consumer remediation, increased compliance costs, limit the ability to offer certain products or services or engage in certain business practices, damage our reputation, or result in the need to obtain additional licenses that we do not currently possess. Our involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in our favor, could also cause significant harm to our reputation, lead to additional investigations and enforcement actions from other agencies or litigants, and further divert management attention and resources from the operation of our business. As a result, the outcome of legal and regulatory actions arising out of any state or federal inquiries we receive could be material to and/or have an adverse effect on our business, results of operations, financial condition, future prospects, and cash flows.

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

Federal anti-discrimination statutes, such as the ECOA, prohibit creditors from discriminating against loan applicants and consumers on the basis of race, color, religion, national origin, sex, marital status or age or because an applicant receives income from a public assistance program or has in good faith exercised any right under the Consumer Credit Protection Act. In addition to acts of intentional discrimination, the ECOA has been interpreted by federal regulators and courts to prohibit creditors from maintaining policies and practices that, while facially neutral, result in a disproportionate, adverse impact on applicants or consumers in protected groups.

For this reason, a loan decisioning or credit scoring model must comply with the ECOA by not using any variable that may be deemed a proxy for a protected characteristic such as race, ethnicity, or sex. Further, the variables used in the model must be supported by documented, legitimate business justifications where the model results in a disproportionate effect on applicants or consumers of certain demographic groups.

Accordingly, we face the risk that one or more of the variables included in our loan decisioning model may need to be revised or eliminated to ensure compliance with ECOA, which could result in lower approval rates or higher credit losses. In addition, our use of machine learning in our models could inadvertently result in a “disparate impact” on protected groups, which would require a review of the model’s underlying data and algorithms. Although we proactively monitor and test our models for such a disparate impact, we may be unable to identify and eliminate all practices or variables causing the disparate impact, resulting in residual fair lending risk.

Risks Related to our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who hold shares of our Class B common stock, including our executive officers and directors and their affiliates.

Our Class B common stock has 15 votes per share, whereas our Class A common stock has one vote per share. Because the holders of our Class B common stock collectively hold significantly more than a majority of the combined voting power of our capital stock, such holders, acting together, control all matters submitted to our stockholders for approval. As a result, for the foreseeable future, holders of our Class B common stock will continue to have significant influence over the management and affairs of our company and over the outcome of all matters submitted to our stockholders for approval, including the election of directors and significant corporate transactions, such as a merger, consolidation or sale of substantially all of our assets, even if their stock holdings represent less than 50% of the outstanding shares of our capital stock. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock. Holders of our Class B common stock may have interests that differ from those of the holders of our Class A common stock and may vote in a way with which the Class A holders disagree or which may be adverse to the Class A holders' interests. This control may adversely affect the trading price of our Class A common stock.

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

Transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, except certain transfers to entities, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and certain other transfers described in our amended and restated certificate of incorporation. In addition, all shares of Class B common stock will automatically convert into shares of Class A common stock on the earliest of (i) January 15, 2028, (ii) the date immediately following an annual meeting of our stockholders if neither Max Levchin, our Founder, Chairman and Chief Executive Officer, nor Nellie Levchin, Mr. Levchin’s spouse, is then serving as one of our officers, employees, directors or consultants, and neither Mr. Levchin or Mrs. Levchin has served in such capacities in the six months prior to such date, (iii) the date on which Mr. Levchin and Mrs. Levchin, together with their permitted transferees, cease to beneficially own in the aggregate at least 50% of the number of shares of capital stock beneficially owned by such holders in the aggregate on January 15, 2021, or (iv) the death or incapacity of the last to die or become incapacitated of Mr. Levchin or Mrs. Levchin, subject to extension for a total period of no longer than nine months from such incapacitation or death if approved by a majority of the independent directors then in office. Conversions of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term. If, for example, one or more of our existing stockholders retains a significant portion of their holdings of Class B common stock for an extended period of time, they could, in the future, control a majority of the combined voting power of our outstanding capital stock.

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

The market price of our Class A common stock has been and may continue to be volatile, which could cause the value of your investment to decline.

The market price of our Class A common stock has been and may continue to be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in our Class A common stock may fluctuate and cause significant price variations to occur. Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, and political conditions, could reduce the market price of shares of our Class A common stock in spite of our operating performance.

In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including: variations in our quarterly or annual results of operations; additions or departures of key management personnel; the loss of an originating bank partner or key funding sources or merchants; the growth and development of key merchant partner relationships, including our relationship with Amazon; and changes in our earnings estimates (if provided). Also, the publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry, adverse announcements by us or others and developments affecting us, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, actions by institutional stockholders, and increases in market interest rates that may lead investors in our shares to demand a higher yield, could result in the significant decrease of the market price of shares of our Class A common stock.

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

Sales, directly or indirectly, of a substantial amount of our Class A common stock in the public markets, or the perception that such sales might occur, may cause the price of our Class A common stock to decline.

The price of our Class A common stock could decline if there are substantial sales of our Class A common stock, or if there is the perception that these sales could occur. Many of our existing security holders have substantial unrecognized gains on the value of the equity they hold, and may take, or attempt to take, steps to sell, directly or indirectly, their shares or otherwise secure, or limit the risk to, the value of their unrecognized gains on those shares.

Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares that we may file for ourselves or our stockholders. In addition, as of June 30, 2021, we had stock options and restricted stock units outstanding that, if fully exercised or settled, would result in the issuance of an aggregate of 50,771,657 shares of our Class A common stock. All of the shares of our Class A common stock issuable upon the exercise of stock options and settlement of restricted stock units, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.

The issuance by us of additional equity securities may dilute your ownership and adversely affect the market price of our Class A common stock.

Our amended and restated certificate of incorporation authorizes us to issue additional shares of Class A common stock and rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any Class A common stock or securities convertible into shares of our Class A common stock that we issue from time to time, including in connection with a financing, acquisition, investment or under any equity incentive plans or otherwise that we may adopt in the future, will dilute your percentage ownership.

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A common stock or securities convertible into shares of our Class A common stock or offering debt or other securities. We could also issue shares of our Class A common stock or securities convertible into our Class A common stock or debt or other securities in connection with acquisitions or other strategic transactions. In addition, as we did when we initially formed our partnership with Shopify, we may issue additional shares of our Class A common stock or securities convertible into shares of Class A common stock as a means of initiating, developing, strengthening or preserving key merchant relationships. Issuing additional shares of our Class A common stock or securities convertible into shares of our Class A common stock or debt or other securities may dilute the economic and voting rights of our existing stockholders and would likely reduce the market price of our Class A common stock. Upon liquidation, holders of debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution on our distributable assets prior to the holders of our common stock. Debt securities convertible into equity securities could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distribution or preferences with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, and nature of our future offerings. As a result, holders of our Class A common stock bear the risk that our future offerings may reduce the market price of our Class A common stock and dilute their stockholdings in us.

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

•only our chairman of the board of directors, our lead independent director, our chief executive officer, or a majority of the board of directors are authorized to call a special meeting of stockholders;
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

We lease facilities under operating leases with various expiration dates through 2030. Our corporate headquarters are located in San Francisco, California. We also lease office space in New York, New York; Pittsburgh, Pennsylvania; Salt Lake City, Utah; Chicago, Illinois; and Toronto, Canada. We do not own any real property. We believe that our facilities are adequate to meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be subject to legal proceedings and claims in the ordinary course of business. We are not presently a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol "AFRM" since January 13, 2021. Prior to that time, there was no public market for our stock.

Our Class B common stock is not listed on any stock exchange nor traded on any public market.

Holders of Record

As of September 10, 2021, there were 423 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $123.70 per share as reported on the Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of September 10, 2021, there were 304 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends for the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Recent Sale of Unregistered Securities

Issuances of Options to Purchase Common Stock and Restricted Stock Units

During the fiscal year ended June 30, 2021, we granted under our Amended and Restated 2012 Stock Plan options to purchase an aggregate of 16,221,339 shares of our common stock and 11,860,237 RSUs to be settled in shares of our common stock. See Note 15. Equity and Cash Incentive Plans for more information on the terms of the options grander under our Amended and Restate 2012 Stock Plan.

Issuances of Redeemable Convertible Preferred Stock

From September 11, 2020 to October 8, 2020, we sold an aggregate of 21,836,687 shares of our Series G redeemable convertible preferred stock to 40 accredited investors at a purchase price of $19.93 per share, for an aggregate purchase price of $435.1 million. See Note 14. Redeemable Convertible Preferred Stock and Stockholders’ Deficit for more information on the terms of our Series G redeemable convertible preferred stock.

Issuances of Convertible Promissory Notes

From April 29, 2020 to May 6, 2020, we issued convertible promissory notes to 24 accredited investors with an aggregate principal amount of $75.0 million. All of the 2020 convertible promissory notes were converted into shares of our Series G-1 redeemable convertible preferred stock on September 11, 2020 in connection with our Series G preferred stock financing.

Issuances of Warrants

During the fiscal year ended June 30, 2021, we issued an aggregate of 7,788,592 shares of Class A common stock and 7,788,592 shares of Class B common stock to three accredited investors in connection with the exercise of outstanding warrants.

PayBright Acquisition

In connection with the closing of the transaction contemplated by the Stock Purchase Agreement entered into with PayBright, Inc. ("PayBright") and the shareholders of PayBright on January 1, 2021, we issued an aggregate of 3,622,445 shares of our common stock to the shareholders of PayBright at closing plus an aggregate of 2,587,362 shares of our common stock into escrow and subject to forfeiture if certain post-closing revenue milestones are not met. On January 12, 2021, these shares were reclassified into an aggregate of 1,811,222 shares of our Class A common stock and 1,811,222 shares of our Class B common stock issued to the shareholders of PayBright at closing and an aggregate of 1,293,681 shares of our Class A common stock and 1,293,681 shares of our Class B common stock issued into escrow.

Returnly Acquisition

In connection with the closing of the transaction contemplated by the Agreement and Plan of Merger and Reorganization entered into with Returnly Technologies, Inc. ("Returnly"), a Delaware corporation, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of the securityholders of Returnly, on May 1, 2021, we issued an aggregate of 2,989,697 shares of our Class A common stock to the securityholders of Returnly at closing and issued 304,364 shares of our Class A common stock which are held in escrow and subject to forfeiture upon the termination of certain employees or if certain revenue milestones are not met.

We believe that all of the foregoing transactions were exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act, or Regulation D promulgated thereunder, or Regulation S under the Securities Act, or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions. All recipients had adequate access, through their relationships with us, to information about us.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The graph below shows the cumulative total stockholder return on our Class A common stock with the cumulative total return on the Nasdaq Composite Index and the S&P North American Technology Index. The graph assumes (i) that $100 was invested at the market close on January 13, 2021, the date that our Class A common stock commenced trading on the Nasdaq Global Select Market, in each of our Class A common stock, the Nasdaq Composite Index, and the S&P North American Technology Index and (ii) reinvestment of gross dividends. The graph uses the closing market price on January 13, 2021 of $97.24 per share as the initial value of our Class A common stock. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

Comparison of Total Cumulative Return
$150.00
$125.00
$100.00
$75.00
$50.00
1/13/21
1/31/21
2/28/21
3/31/21
4/30/21
5/31/21
6/30/21
7/31/21
8/31/21
Affirm Holdings, Inc.
Nasdaq Composite Index
S&P North American Technology Index

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated statements of operations data for the years ended June 30, 2021, 2020, and 2019 and the selected consolidated balance sheet data as of June 30, 2021 and June 30, 2020 have been derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The selected consolidated balance sheet data as of June 30, 2019 is derived from our audited consolidated financial statements which are not included in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected for any other period in the future. You should read this information in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, the accompanying notes, and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended June 30,
	2021	2020	2019
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data
Revenue
Merchant network revenue	$379,551	$256,752	$132,363
Virtual card network revenue	49,851	19,340	7,911
Total network revenue	429,402	276,092	140,274
Interest income(1)	326,417	186,730	119,404
Gain (loss) on sales of loans(1)	89,926	31,907	(440)
Servicing income	24,719	14,799	5,129
Total Revenue, net	$870,464	$509,528	$264,367
Operating Expenses(2)
Loss on loan purchase commitment	$246,700	$161,452	$73,383
Provision for credit losses	65,878	105,067	78,025
Funding costs	52,700	32,316	25,895
Processing and servicing	73,767	49,831	32,669
Technology and data analytics	256,082	122,378	76,071
Sales and marketing	184,279	25,044	16,863
General and administrative	370,251	121,230	88,902
Total Operating Expenses	1,249,657	617,318	391,808
Operating Loss	$(379,193)	$(107,790)	$(127,441)
Other income (expense), net	(54,073)	(4,432)	7,022
Loss Before Income Taxes	$(433,266)	$(112,222)	$(120,419)
Income tax (benefit) expense	(2,343)	376	36
Net Loss	$(430,923)	$(112,598)	$(120,455)
Excess return to preferred stockholders on repurchase	—	(13,205)	(14,113)
Net Loss Attributable to Common Stockholders	$(430,923)	$(125,803)	$(134,568)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$7,042	$(302)	$—
Unrealized gains on investments	29	—	—
Net Other Comprehensive Income (Loss)	7,071	(302)	—
Comprehensive Loss	$(423,852)	$(112,900)	$(120,455)
Per share data:
Net loss per share attributable to Class A and Class B common stockholders - basic and diluted	$(2.72)	$(2.63)	$(2.84)
Weighted average common shares outstanding - basic and diluted	158,367,923	47,856,720	47,345,328

(1) Upon purchase of a loan from our originating bank partners at a price above the fair market value of the loan or upon the origination of a loan with a par value in excess of the fair market value of the loan, a discount is included in the amortized cost basis of the loan. For loans held for investment, this discount is amortized over the life of the loan into interest income. When a loan is sold to a third-party loan buyer, the unamortized discount is released in full at the time of sale and recognized as part of the gain or loss on sales of loans. However, the cumulative value of the loss on loan purchase commitment or loss on origination, the interest income recognized over time from the amortization of discount while retained, and the release of discount into gain (loss) on sales of loans, together net to zero over the life of the loan. The following table details activity for the discount, included in loans held for investment, for the periods indicated:

	Year Ended June 30,
	2021	2020	2019
	(in thousands)
Balance at the beginning of the period	$28,659	$13,068	$5,201
Additions from loans purchased, net of refunds	264,725	157,426	70,700
Amortization of discount	(101,078)	(35,251)	(21,833)
Unamortized discount released on loans sold	(139,129)	(106,584)	(41,000)
Balance at the end of the period	$53,177	$28,659	$13,068

(2) Amounts include stock-based compensation as follows:

	Year Ended June 30,
	2021	2020	2019
	(in thousands)
General and administrative	$183,055	$13,682	$22,647
Technology and data analytics	83,390	12,285	13,913
Sales and marketing	19,181	4,040	4,179
Processing and servicing	2,407	82	132
Total stock-based compensation in operating expenses	$288,033	$30,089	$40,871

	June 30, 2021	June 30, 2020	June 30, 2019
	(in thousands)
Consolidated Balance Sheet Data
Cash and cash equivalents	$1,466,558	$267,059	$320,448
Loans held for investment	2,022,320	1,034,312	735,414
Total assets	4,866,967	1,402,251	1,148,505
Funding debt	680,602	817,926	569,234
Notes issued by securitization trusts	1,176,673	—	—
Redeemable convertible preferred stock	—	804,170	798,074
Total stockholders’ equity (deficit)	2,581,153	(367,096)	(263,414)

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K ("Form 10-K"). You should review the sections titled “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For the periods presented, references to originating bank partners are to Cross River Bank and Celtic Bank. Unless the context otherwise requires, all references in this report to “Affirm,” the “Company,” “we,” “our,” “us,” or similar terms refer to Affirm Holdings, Inc. and its subsidiaries. A discussion regarding our financial condition and results of operations for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended June 30, 2020 compared to the fiscal year ended June 30, 2019 can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Final Prospectus dated January 12, 2021 and filed with the SEC pursuant to Rule 424(b)(4) on January 14, 2021.
Overview

We are building the next generation platform for digital and mobile-first commerce. We believe that by using modern technology, the very best engineering talent, and a mission-driven approach, we can reinvent payments and commerce. Our solutions, which are built on trust and transparency, make it easier for consumers to spend responsibly and with confidence, easier for merchants to convert sales and grow, and easier for commerce to thrive.
Our point-of-sale solution allows consumers to pay for purchases in fixed amounts without deferred interest, hidden fees, or penalties. We empower consumers to pay over time rather than paying for a purchase entirely upfront. This increases consumers’ purchasing power and gives them more control and flexibility. Our platform facilitates both true 0% APR payment options and interest-bearing loans. On the merchant side, we offer commerce enablement, demand generation, and customer acquisition tools. Our solutions empower merchants to more efficiently promote and sell their products, optimize their customer acquisition strategies, and drive incremental sales. We also provide valuable product-level data and insights — information that merchants cannot easily get elsewhere — to better inform their strategies. Finally, our consumer app unlocks the full suite of Affirm products for a delightful end-to-end consumer experience. Consumers can use our app to manage payments, open a high-yield savings account, and access a personalized marketplace.
Our company is predicated on the principles of simplicity, transparency, and putting people first. By adhering to these principles, we have built enduring, trust-based relationships with consumers and merchants that we believe will set us up for long-term, sustainable success. We believe our innovative approach uniquely positions us to define the future of commerce and payments.
Technology and data are at the core of everything we do. Our expertise in sourcing, aggregating, and analyzing data has been what we believe to be the key competitive advantage of our platform since our founding. We believe our proprietary technology platform and data give us a unique advantage in pricing risk. We use data to inform our risk scoring in order to generate value for our consumers, merchants, and capital partners. We collect and store petabytes of information that we carefully structure and use to regularly recalibrate and revalidate our models, thereby getting to risk scoring and pricing faster, more efficiently, and with a higher degree of confidence. We also prioritize building our own technology and investing in product and engineering talent as we believe these are enduring competitive advantages that are difficult to replicate. Our solutions use the latest in machine learning, artificial intelligence, cloud-based technologies, and other modern tools to create differentiated and scalable products.
We have achieved significant growth in recent periods. Our total revenue, net was $870.5 million, $509.5 million, and $264.4 million for the years ended June 30, 2021, 2020, and 2019 respectively. We incurred net losses of $430.9 million, $112.6 million, and $120.5 million for the years ended June 30, 2021, 2020, and 2019 respectively.
The combination of our differentiated product offering, efficient go-to-market strategy, and strong monetization engine has resulted in rapid growth.
•Accelerating GMV growth. We grew our Gross Merchandise Volume ("GMV") by 79% year-over-year to $8.3 billion during the fiscal year ended June 30, 2021. During the fiscal year ended June 30, 2020, GMV was $4.6 billion, which represented 77% growth over the fiscal year ended June 30, 2019.
•Increased consumer engagement. The number of active consumers on our platform grew by 3.5 million consumers from June 30, 2020 to June 30, 2021, an increase of 97% to a total of 7.1 million.
•Expanded merchant network. We have also continued to scale the breadth and reach of our platform. From June 30, 2020 to June 30, 2021, our merchant base expanded by 412% to 28,995 active merchants.
•Compelling network revenue growth. Network revenue, which combines merchant network revenue and virtual card network revenue, increased 56% year-over-year compared to the year ended June 30, 2020. We believe that the continued growth of network revenue demonstrates the value of our platform to our merchants.
Our business was designed to scale efficiently. Our partnerships with banks and other funding relationships have allowed us to remain equity capital efficient. Since July 1, 2016, we have processed approximately $17.5 billion of GMV on our platform. As of June 30, 2021, we had over $6.5 billion in funding capacity from a diverse set of capital partners, including through our warehouse facilities, securitization trusts, and forward flow arrangements, an increase of $3.2 billion from $3.3 billion as of June 30, 2020.
Through the diversity of these funding relationships, the equity capital required to build our total platform portfolio has declined from approximately 9% of the total platform portfolio as of June 30, 2020, to approximately 4% as of June 30, 2021. We define our total platform portfolio as the unpaid principal balance outstanding of all loans facilitated through our platform as of the balance sheet date, including both those loans held for investment and those loans owned by third-parties. This amount totaled $4.7 billion and $2.5 billion as of June 30, 2021 and June 30, 2020, respectively. Additionally, we define the equity capital required as the balance of loans held for investment, plus loans held for sale, less funding debt and notes issued by securitization trusts, per our consolidated balance sheet. This amount totaled $178.1 million and $220.8 million as of June 30, 2021 and June 30, 2020, respectively. Equity capital required as a percent of the last twelve months' GMV was 2% and 5% as of June 30, 2021 and June 30, 2020, respectively.
We have focused on growing our platform and plan to continue making investments to drive future growth, as evidenced by our strategic acquisitions. In January 2021, we acquired PayBright, one of Canada's leading providers of installment payment plans for e-commerce and in-store purchases, to expand the scale and reach of our platform, creating a larger, more diverse merchant and consumer network across the United States and Canada. In May 2021, we acquired Returnly, a leader in online return experiences and post-purchase payments, to expand the capabilities of our platform and address the full shopping journey by enabling seamless return experiences that drive customer loyalty and satisfaction.
We believe that our continued success will depend on many factors, including our ability to attract additional merchant partners, retain our existing merchant partners, and grow and develop our relationships with new and existing merchant partners (including our relationship with Amazon), help our merchants grow their revenue on our platform, and develop new innovative solutions to establish the ubiquity of our network and breadth of our platform. For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled "Risk Factors" in Item 1A, which is incorporated herein by reference.

Our Financial Model

Our Revenue Model
From merchants, we earn a fee when we help them convert a sale and facilitate a transaction. While merchant fees depend on the individual arrangement between us and each merchant, and vary based on the terms of the product offering, we generally earn larger merchant fees on 0% APR financing products and financial products with longer term lengths. For the years ended June 30, 2021, 2020, and 2019, 0% APR financing represented 43%, 43%, and 33%, respectively, of total GMV facilitated through our platform.
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
A substantial majority of the loans facilitated through our platform are originated through our originating bank partners: Cross River Bank, an FDIC-insured New Jersey state-chartered bank, and Celtic Bank, an FDIC-insured Utah state-chartered industrial bank. These partnerships allow us to benefit from our partners' ability to originate loans under their banking licenses while complying with various federal, state, and other laws. Under this arrangement, we must comply with our originating bank partners' credit policies and underwriting procedures, and our originating bank partners maintain ultimate authority to decide whether to originate a loan. When an originating bank partner originates a loan, it funds the loan out of its own funds and may subsequently offer and sell the loan to us. Pursuant to our agreements with these partners, we are obligated to purchase the loans facilitated through our platform that our partner offers us and our obligation is secured by cash deposits. To date, we have purchased all of the loans facilitated through our platform and originated by our originating bank partners. When we purchase a loan from an originating bank partner, the purchase price is equal to the outstanding principal balance of the loan, plus a fee and any accrued interest. The originating bank partner also retains an interest in the loans purchased by us through a loan performance fee that is payable by us on the aggregate principal amount of a loan that is paid by a consumer. See Note 13. Fair Value of Financial Assets and Liabilities for more information on the performance fee liability.
We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada and across various states in the U.S. through our consolidated subsidiaries. We started originating loans directly in Canada in October 2019 and, through June 30, 2021, we had originated approximately $257.7 million of loans in Canada. As of June 30, 2021, we had directly originated $336.1 million of loans in the U.S. pursuant to our state licenses.
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

	Year Ended June 30,
	2021	2020	2019
	(in thousands)
Gross Merchandise Volume ("GMV")	$8,292,031	$4,637,220	$2,620,059
GMV
We measure gross merchandise volume to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us. However, the GMV processed through our platform is an indicator of the success of our merchants, value provided to our consumers, and the strength of our platform. For the year ended June 30, 2021, GMV was $8.3 billion, which represented an increase of approximately 79% as compared to $4.6 billion for the year ended June 30, 2020. For the year ended June 30, 2020, GMV was $4.6 billion, which represented an increase of approximately 77% as compared to $2.6 billion for the fiscal year ended June 30, 2019. Our acquisitions of PayBright and Returnly contributed an incremental $153.8 million of GMV during the year ended June 30, 2021.

	June 30, 2021	June 30, 2020	June 30, 2019
	(in thousands, except per consumer data)
Active Consumers	7,121	3,618	2,045
Transactions per Active Consumer (x)	2.3	2.1	2.0
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who engages in at least one transaction on our platform during the twelve months prior to the measurement date. As of June 30, 2021, we had 7.1 million active consumers, representing an increase of approximately 97% compared to 3.6 million as of June 30, 2020, and approximately 77% compared to 2.0 million at June 30, 2019. Active consumers include an incremental 1.1 million consumers who engaged in at least one transaction on the PayBright or Returnly platforms during the twelve months prior to the measurement date, including prior to the acquisitions of PayBright and Returnly by Affirm.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the twelve months prior to the measurement date. As of June 30, 2021, we had approximately 2.3 transactions per active consumer, representing an increase of 8% as compared to 2.1 as of June 30, 2020 and an increase of 13% compared to June 30, 2019. Transactions per active consumer includes incremental transactions completed by active consumers on the PayBright or Returnly platforms during the twelve months prior to the measurement date and prior to the acquisitions of PayBright and Returnly by Affirm.
Factors Affecting Our Performance
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. We have continued to reduce the percentage of our equity capital required to fund our total platform portfolio from approximately 9% as of June 30, 2020, to approximately 4% as of June 30, 2021. The mix of on-balance sheet and off-balance sheet funding will also impact our results in any given period.
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
Sales and Marketing Investment
We have historically relied on the strength of our merchant relationships and positive user experience to develop our consumer brand and grow the ubiquity of our platform. During the year ended June 30, 2021, we increased our investment in sales and marketing channels that we believe will drive further brand awareness and preference among both consumers and merchants. Given the nature of our revenue, our investment in sales and marketing in a given period may not impact results until subsequent periods. Additionally, given the increasingly competitive nature of merchant acquisition, we expect that we may make significant investments in retaining and acquiring new merchants. We are focused on the effectiveness of sales and marketing spending and will continue to be strategic in maintaining efficient consumer and merchant acquisition.
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

Timing of Merchant Transaction Recognition Change
The timing of our revenue recognition is tied to when a merchant captures payment and confirms a transaction financed through our platform, which we refer to as the merchant capture date. If a merchant recognizes the payment collection and confirms the transaction later in their transaction process, we expect that this change would delay the merchant capture date, which would delay our recognition of GMV and revenue related to that merchant’s transactions by a corresponding amount. Such a delay would adversely affect the GMV and revenue that we recognize from such merchant’s transactions in the quarterly period of such change, as the merchant capture date for a portion of such transactions would shift to a future quarterly period. We typically experience small timing differences between the consumer purchase date and the date when a merchant captures payment; however, these differences have historically been immaterial.
In December 2020, the implementation of such a change began with respect to our largest merchant, Peloton, who implemented a change in the timing of when the transaction is considered captured. This resulted in a delay in the recognition of GMV and revenue related to these transactions in the period ended December 31, 2020.
For the year ended June 30, 2021, we facilitated $66.3 million more transaction volume on our platform than was captured and confirmed by our merchants, an increase of $54.1 million from the year ended June 30, 2020, during which we facilitated $12.2 million more transaction volume than was captured and confirmed by our merchants. As of June 30, 2021 and over the multi-year life of our merchant partnership with Peloton, we had facilitated approximately $73.5 million more transaction volume than had been captured and confirmed by the merchant. This is an increase of $73.5 million from June 30, 2020 and an increase of $7.8 million from March 31, 2021.
For more information on factors affecting our performance, see “Item 1A. Risk Factors.”
Impact of COVID-19

The COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and the markets in which we operate. Our positive performance during this period demonstrates the value and effectiveness of our platform, the resiliency of our business model, and the capabilities of our risk management and underwriting approach. However, some of the COVID-19 related trends underlying this positive performance, in particular the significant revenue generated from certain types of merchants, may not continue at current levels.
Diversified Mix of Merchant Partners
We have a diversified set of merchant partners across industries, which allows us to capitalize on industry tailwinds and changing consumer spending behavior, economic conditions, and other factors that may affect a particular type of merchant or industry. For example, following the onset of the COVID-19 pandemic, our revenue from merchant partners in the travel, hospitality, and entertainment industries declined significantly, but we saw a significant increase in revenue from merchant partners offering home fitness equipment, home office products, and home furnishings. While we have benefited as a result of such consumer spending trends, there can be no assurance that such trends will continue or that the levels of total revenue and merchant network revenue that we generate from merchants in fitness equipment, home office products, and home furnishings industries will continue; in fact, we have begun to see these trends begin to reverse as access to COVID-19 vaccinations has increased. The decline of sales by our merchants for any reason will generally result in lower credit sales and, therefore, lower loan volume and associated fee income for us. However, the beginnings of economic reopening and recovery present new opportunities for growth in our diverse merchant base, including early indications of strong recovery in the travel and hospitality sectors, in which we believe we are well positioned.
Dynamic Changes to Risk Model
As part of our risk mitigation platform, we closely track data and trends to measure risk and manage exposure, leveraging our flexibility to quickly adjust and adapt. In response to the macroeconomic impact of the COVID-19 pandemic, we initiated a series of refinements to our risk model based on our real-time data observations and analysis. We were able to respond, implement, and test the updates to our model quickly due to the adaptability of our infrastructure, underwriting, and risk management models. This resulted in decreases across both charge-offs and delinquencies. As macroeconomic conditions improved, the embedded flexibility of the model allowed our risk tolerances to return closer to pre-pandemic levels while still maintaining low losses. Our proprietary risk model was not designed to take into account the longer-term impacts of social, economic, and financial disruptions caused by the COVID-19 pandemic, and while we continue to make refinements to our risk model as new information becomes available to us, any changes to our risk model may be ineffective and the performance of our risk model may decline.
Resilient Allowance Model
At the onset of the COVID-19 pandemic in March 2020, we factored in updated loss multiples using macroeconomic data to reflect stressed expected loss scenarios emerging from forecasted delinquencies and defaults. This stressing of the model resulted in an increase of the allowance for credit losses as a percentage of loans held for investment from 8.9% as of February 29, 2020 to 14.8% as of March 31, 2020. In the months subsequent to this, we have seen stronger than expected repayment history in the portfolio, resulting in a release of the allowance. As of June 30, 2021 and June 30, 2020, the allowance for credit losses as a percentage of loans held for investment was 6% and 9%, respectively. Our allowance for credit losses has declined as a percentage of loans held for investment as we retained a higher portion of longer-term, 0% APR loans on our balance sheet since completing our consolidated 2020-Z1 and 2020-Z2 securitizations during the year ended June 30, 2021. These longer-term, 0% APR loans tend to have lower expected losses than our interest bearing loans and generally carry lower loss reserves as a percentage of initial principal balance. Additionally, improved macroeconomic conditions have resulted in an overall improved credit outlook and reduced expected losses. Should macroeconomic factors or expected losses change, we may increase or decrease the allowance for credit losses.
For more information on the risks related to the COVID-19 pandemic, see “Item 1A. Risk Factors — Risks Related to Our Business and Industry.”
Components of Results of Operations

Revenue
Merchant Network Revenue
Merchant partners are charged a fee on transactions processed through the Affirm platform. The fees vary depending on the individual arrangement between us and each merchant and on the terms of the product offering. The fee is recognized at the point in time the terms of the executed merchant agreement have been fulfilled and the merchant successfully confirms the transaction. We may originate certain loans via our wholly-owned subsidiaries, with zero or below market interest rates. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, resulting in a loss, which we record as a reduction to merchant network revenue when we estimate that these losses will be recoverable over the term of our contract with the merchant. In order to continue to expand our consumer base, we may originate loans under certain merchant arrangements that we do not expect to achieve positive revenue. In these instances, the loss is recorded as sales and marketing expense. During the years ended June 30, 2021, 2020, and 2019, we generated 44%, 50% and 50% of our revenue, respectively, from merchant network fees.
Virtual Card Network Revenue
A smaller portion of our revenue comes from our Virtual Card product. We have agreements with issuer processors to facilitate transactions through the issuance of virtual debit cards to be used by consumers at checkout. Consumers can apply for a virtual debit card through the Affirm app and, upon approval, receive a single-use virtual debit card to be used for their purchase online or offline at a non-integrated merchant. The virtual debit card is funded at the time a transaction is authorized using cash held by the issuer processor in a reserve fund, which is ultimately funded and maintained by us. Our originating bank partner then originates a loan to the consumer once the transaction is confirmed by the merchant. The non-integrated merchants are charged interchange fees by the issuer processor for virtual debit card transactions, as with all debit card purchases, and the issuer processor shares a portion of this revenue with us. We also leverage this issuer processor as a means of integrating certain merchants. Similarly, for these arrangements with integrated merchants, the merchant is charged interchange fees by the issuer processor and the issuer processor shares a portion of this revenue with us. This revenue is recognized as a percentage of both our loan volume transacted on the payment processor network and net interchange income, and this revenue is presented net of associated processing fees. We generated 6%, 4%, and 3% of our revenue from virtual card network fees for the years ended June 30, 2021, 2020, and 2019, respectively.
Interest Income
We also earn revenue through interest earned on loans facilitated by our platform. Interest income includes interest charged to consumers over the term of the consumers’ loans based on the principal outstanding and is calculated using the effective interest method. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from our originating bank partners or the origination of a loan. These discounts and premiums are accreted or amortized over the life of the loan using the effective interest method and represented 31%, 19%, and 18% of total interest income for the years ended June 30, 2021, 2020, and 2019, respectively. During the years ended June 30, 2021, 2020, and 2019, we generated 37%, 37%, and 45% of our revenue from interest income, respectively.
Gain on Sales of Loans
We sell a portion of the loans we originate or purchase from our originating bank partners to third-party investors. We recognize a gain or loss on sale of such loans as the difference between the proceeds received, adjusted for initial recognition of servicing assets and liabilities obtained at the date of sale, and the carrying value of the loan. During the years ended June 30, 2021, 2020, and 2019, we generated 10%, 6% and 0% of our revenue from gain (loss) on sales of loans, respectively.
Servicing Income
We earn a specified fee from providing professional services to manage loan portfolios on behalf of our third-party loan owners. Under the servicing agreements with our capital markets partners, we are entitled to collect servicing fees on the loans that we service, which are paid monthly based upon an annual fixed percentage of the outstanding loan portfolio balance. During the years ended June 30, 2021, 2020, and 2019, we generated 3%, 3%, and 2% of our revenue from servicing fees, respectively.
We expect our revenue may vary from period to period based on, among other things, the timing and size of onboarding of new merchants, the mix of 0% APR loans versus interest-bearing loans with simple interest, type and mix of products that our merchants offer to their customers, the rate of repeat transactions, transaction volume, and seasonality of or fluctuations in usage of our platform.
Operating Expenses
Our operating expenses consist of the loss on loan purchase commitment made to our originating bank partners, the provision for credit losses, funding costs, processing and servicing, technology and data analytics, sales and marketing, and general and administrative expenses. Salaries and personnel-related costs, including benefits, bonuses, and stock-based compensation expense, comprise a significant component of several of these expense categories. An allocation of overhead, such as rent and other occupancy expenses, is based on employee headcount and included in processing and servicing, technology and data analytics, sales and marketing, and general and administrative expenses.
As of June 30, 2021, we had 1,641 employees, compared to 893 employees as of June 30, 2020. We increased our headcount and personnel related costs across our business in order to support our growth strategy. We expect headcount to continue to increase during fiscal year 2022 given our focus on growth and expansion.

Loss on Loan Purchase Commitment
We purchase certain loans from our originating bank partners that are processed through our platform and our originating bank partner puts back to us. Under the terms of the agreements with our originating bank partners, we are generally required to pay the principal amount plus accrued interest for such loans. In certain instances, our originating bank partners may originate loans with zero or below market interest rates that we are required to purchase. In these instances, we may be required to purchase the loan for a price in excess of the fair market value of such loans, which results in a loss. These losses are recognized as loss on loan purchase commitment in our consolidated statements of operations and comprehensive loss. These costs are incurred on a per loan basis.
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
Funding Costs
Funding costs consist of the interest expense we incur on our borrowings and amortization of fees and other costs incurred in connection with funding the purchase and origination of loans. Excluding the amortization of debt issuance costs, which totaled $6.4 million, $2.3 million, and $1.7 million for the years ended June 30, 2021, 2020, and 2019, respectively, we incur an expense per loan pledged to our debt funding sources.
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
Technology and Data Analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering and product employees as well as our credit and analytics employees who develop our proprietary risk model, and totaled $182.2 million, $75.8 million, and $53.2 million for the years ended June 30, 2021, 2020, and 2019, respectively.
Additionally, for the years ended June 30, 2021, 2020, and 2019, $29.0 million, $17.1 million, and $12.6 million, respectively, of salaries and personnel costs that relate to the development of internal-use software were capitalized into property, equipment and software, net on the consolidated balance sheets, and amortized into technology and data analytics expense over the useful life of the internal-use software. This amortization expense totaled $10.3 million, $5.5 million, and $2.9 million for the years ended June 30, 2021, 2020, and 2019, respectively. Additional technology and data analytics expenses include platform infrastructure and hosting costs, third-party data acquisition expenses, and expenses related to the maintenance of existing technology assets and our technology platform as a whole.

Sales and Marketing
Sales and marketing expense consists primarily of salaries and personnel-related costs, as well as costs of general marketing and promotional activities, promotional event programs, sponsorships, and allocated overhead. In July 2020, we recognized an asset in connection with a commercial agreement with Shopify in which we granted warrants in exchange for their promotion of the Affirm platform with potential new merchant partners. This asset represents the probable future economic benefit to be realized over the four-year expected benefit period and is valued based on the fair value of the warrants at the grant date. This value is amortized on a straight-line basis over the four-year expected benefit period into sales and marketing expense, due to the nature of the expected benefit.
Additionally, in order to continue to expand our consumer base, we may originate certain loans via our wholly-owned subsidiaries with zero or below market interest rates under certain merchant arrangements that we do not expect to achieve positive revenue. In these instances, losses measured as the difference between the par value and fair market value of such loans are recorded as a sales and marketing expense when the loans are originated. These losses are recorded as sales and marketing expense. These losses totaled $1.7 million during the year ended June 30, 2021. We expect that our sales and marketing expense will increase as a percentage of revenue as we expand our sales and marketing efforts to drive our growth, expansion, and diversification.
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
Other Income and Expenses
Other Income (Expense), Net
Other income (expense), net consists of interest earned on our money market funds included in cash and cash equivalents and restricted cash, gains and losses incurred on both our constant maturity swaps and as related to bifurcated derivatives associated with our convertible debt, and fair value adjustments resulting from changes in the fair value of our contingent consideration liability.
Income Tax (Benefit) Expense
Our income tax (benefit) expense consists of U.S. federal and state income taxes and Canadian federal and provincial income taxes. Through June 30, 2021, we had not been required to pay any material U.S. federal, state, or foreign income taxes due to accumulated net operating losses.

Results of Operations

The following tables set forth selected consolidated statements of operations and comprehensive loss data for each of the periods presented in dollars:

	Year Ended June 30,
	2021	2020	2019
	(in thousands)
Revenue
Merchant network revenue	$379,551	$256,752	$132,363
Virtual card network revenue	49,851	19,340	7,911
Total network revenue	429,402	276,092	140,274
Interest income (1)	326,417	186,730	119,404
Gain on sales of loans (1)	89,926	31,907	(440)
Servicing income	24,719	14,799	5,129
Total Revenue, net	$870,464	$509,528	$264,367
Operating Expenses (2)
Loss on loan purchase commitment	$246,700	$161,452	$73,383
Provision for credit losses	65,878	105,067	78,025
Funding costs	52,700	32,316	25,895
Processing and servicing	73,767	49,831	32,669
Technology and data analytics	256,082	122,378	76,071
Sales and marketing	184,279	25,044	16,863
General and administrative	370,251	121,230	88,902
Total Operating Expenses	1,249,657	617,318	391,808
Operating Loss	$(379,193)	$(107,790)	$(127,441)
Other income (expense), net	(54,073)	(4,432)	7,022
Loss Before Income Taxes	$(433,266)	$(112,222)	$(120,419)
Income tax (benefit) expense	(2,343)	376	36
Net Loss	$(430,923)	$(112,598)	$(120,455)
Excess return to preferred stockholders on repurchase	—	(13,205)	(14,113)
Net Loss Attributable to Common Stockholders	$(430,923)	$(125,803)	$(134,568)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$7,042	$(302)	$—
Unrealized gains on investments	29	—	—
Net Other Comprehensive Income (Loss)	7,071	(302)	—
Comprehensive Loss	$(423,852)	$(112,900)	$(120,455)
(1) Upon purchase of a loan from our originating bank partners at a price above the fair market value of the loan or upon the origination of a loan with a par value in excess of the fair market value of the loan, a discount is included in the amortized cost basis of the loan. For loans held for investment, this discount is amortized over the life of the loan into interest income. When a loan is sold to a third-party loan buyer, the unamortized discount is released in full at the time of sale and recognized as part of the gain or loss on sales of loans. However, the cumulative value of the loss on loan purchase commitment or loss on origination, the interest income recognized over time from the amortization of discount while retained, and the release of discount into gain (loss) on sales of loans, together net to zero over the life of the loan. The following table details activity for the discount, included in loans held for investment, for the periods indicated:

	Year Ended June 30,
	2021	2020	2019
	(in thousands)
Balance at the beginning of the period	$28,659	$13,068	$5,201
Additions from loans purchased, net of refunds	264,725	157,426	$70,700
Amortization of discount	(101,078)	(35,251)	$(21,833)
Unamortized discount released on loans sold	(139,129)	(106,584)	$(41,000)
Balance at the end of the period	$53,177	$28,659	$13,068
(2) Amounts include stock-based compensation as follows:

	Year Ended June 30,
	2021	2020	2019
	(in thousands)
General and administrative	$183,055	$13,682	$22,647
Technology and data analytics	83,390	12,285	13,913
Sales and marketing	19,181	4,040	4,179
Processing and servicing	2,407	82	132
Total stock-based compensation in operating expenses	288,033	30,089	40,871
Capitalized into property, equipment and software, net	13,999	2,921	2,882
Total stock-based compensation expense	$302,032	$33,010	$43,753
Comparison of the Years Ended June 30, 2021 and 2020

Total Revenue, net

	Year Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentage)
Merchant network revenue	$379,551	$256,752	$122,799	48%
Virtual card network revenue	49,851	19,340	30,511	158%
Total network revenue	429,402	276,092	153,310	56%
Interest income	326,417	186,730	139,687	75%
Gain (loss) on sales of loans	89,926	31,907	58,019	182%
Servicing income	24,719	14,799	9,920	67%
Total Revenue, net	$870,464	$509,528	$360,936	71%
Total Revenue, net for the year ended June 30, 2021 increased by $360.9 million or 71%, compared to the year ended June 30, 2020, primarily due to an increase of $3,654.8 million or 79% in GMV on our platform, from $4,637.2 million for the year ended June 30, 2020 to $8,292.0 million for the year ended June 30, 2021. This increase in GMV was driven by the strong network effects of the expansion of our active merchant base from 5,664 as of June 30, 2020 to 28,995 as of June 30, 2021, growth in active consumers from 3.6 million as of June 30, 2020 to 7.1 million as of June 30, 2021, and an increase in average transactions per consumer from 2.1 as of June 30, 2020 to 2.3 as of June 30, 2021.

Merchant network revenue for the year ended June 30, 2021 increased by $122.8 million or 48%, compared to the year ended June 30, 2020. Merchant network revenue as a percentage of GMV for the year ended June 30, 2021 decreased to 4.6% compared to 5.5% for the year ended June 30, 2020.
Merchant network revenue growth is generally correlated with both GMV growth and the mix of loans on our platform as different loan characteristics are positively or negatively correlated with merchant fee revenue as a percentage of GMV. In particular, merchant network revenue as a percentage of GMV typically increases with the term length and average order value of our loans ("AOV"), and typically decreases in higher APR loans. Specifically, 0% APR loans typically carry higher merchant fees as a percentage of GMV. The increases in merchant network revenue during the year ended June 30, 2021 were primarily driven by growth in GMV, partially offset by reductions in average term length and AOV. For both the years ended June 30, 2021 and June 30, 2020, 0% APR loans accounted for 43% of our total GMV. For the year ended June 30, 2021, loans with a term length greater than 12 months accounted for 29% of GMV, compared with 34% for the year ended June 30, 2020. AOV was lower at $550 for the year ended June 30, 2021, compared to $609 for the year ended June 30, 2020.
These increases were partially offset by a reduction of merchant network revenue of $11.4 million for the year ended June 30, 2021 associated with the creation of discounts on self-originated loans with a par value in excess of the fair value of such loans. These discounts on certain self-originated loans are amortized into interest income over the life of the loan and were not incurred during the year ended June 30, 2020.
Additionally, during the third fiscal quarter of 2021, we recorded a reduction of merchant network revenue of $3.1 million associated with estimated merchant fees previously earned on the facilitation of transactions related to products involved in a recall announced by our largest merchant partner, Peloton. This estimate was derived in part based on estimates of return rates provided by Peloton for the quarter ended March 31, 2021, in its Form 10-Q. Based on actual return activity observed, we recorded a further reduction of merchant network revenue of $2.3 million during the fourth fiscal quarter, bringing the total reduction of merchant network revenue associated with the recall to $5.4 million for the year ended June 30, 2021.
Virtual card network revenue for the year ended June 30, 2021 increased by $30.5 million or 158%, compared to the year ended June 30, 2020. This increase was driven by an increase in GMV processed through our issuer processor of 148% for the year ended June 30, 2021 due to increased activity on our virtual card-enabled mobile application and growth in existing and new merchants integrated using our virtual card platform, as well as improved economics with our virtual card issuer processor partner.
Interest income for the year ended June 30, 2021 increased by $139.7 million or 75%, compared to the year ended June 30, 2020. Generally, interest income is correlated with the changes in the average balance of loans held for investment, as we recognize interest on loans held for investment using the effective interest method over the life of the loan. The average balance of loans held for investment increased by 87% to $1,710.9 million for the year ended June 30, 2021, compared to the same periods in the prior fiscal year.
As a percentage of average loans held for investment, total interest income decreased slightly from approximately 20% during the year ended June 30, 2020 to 19% during the year ended June 30, 2021. This change was driven by an increase in the average proportion of 0% APR loans being held on our consolidated balance sheet as a percentage of the total loans held for investment, which increased from 29% during the year ended June 30, 2020, compared to 46% during the year ended June 30, 2021. The shift was largely due to strong volume of longer-term 0% APR loans as well as short-term Split Pay loans being held for investment and the addition of our 0% APR 2020-Z1 and 2020-Z2 consolidated securitizations.

While we do recognize interest income on 0% APR loans via the amortization of the loan discount, this is generally earned at a lower rate than consumer interest on interest-bearing loans. The total amortization of discounts on loans held for investment increased by $65.8 million or 187%, for the year ended June 30, 2021, compared with the year ended June 30, 2020, and represented 31% of total interest income for the year ended June 30, 2021, compared to 19% for the year ended June 30, 2020. This increase included the amortization of discounts arising from self-originated loans held for investment of $18.2 million during the year ended June 30, 2021, which was nil for the year ended June 30, 2020.
Gain (loss) on sales of loans for the year ended June 30, 2021 increased by $58.0 million or 182%, compared to the year ended June 30, 2020. We sold loans with an unpaid balance of $3,232.9 million for the year ended June 30, 2021 and $2,664.4 million for the year ended June 30, 2020, for which we retained servicing rights. This increase was primarily due to higher loan sale volume, favorable loan sale pricing terms, and optimizing the allocation of loans to loan buyers with higher pricing terms.
Servicing income for the year ended June 30, 2021 increased by $9.9 million or 67%, compared to the year ended June 30, 2020. This increase was primarily due to an increase in the average unpaid principal balance of loans owned by third-party loan owners and increases in negotiated servicing rates with new and existing third-party loan owners. Additionally, during the year ended June 30, 2020, we recognized a reduction of servicing income of $1.0 million related to the changes in fair value of servicing assets and liabilities compared with an addition to servicing income of $1.5 million during the year ended June 30, 2021.
Operating Expenses

	Year Ended June 30,
	2021	2020
	(in thousands)
Loss on loan purchase commitment	$246,700	$161,452
Provision for credit losses	65,878	105,067
Funding costs	52,700	32,316
Processing and servicing	73,767	49,831
Total transaction costs	439,045	348,666
Technology and data analytics	256,082	122,378
Sales and marketing	184,279	25,044
General and administrative	370,251	121,230
Total Operating Expenses	$1,249,657	$617,318
Loss on Loan Purchase Commitment

	Year Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentage)
Loss on loan purchase commitment	$246,700	$161,452	$85,248	53%
Percentage of total revenue, net	28%	32%
Loss on loan purchase commitment for the year ended June 30, 2021 increased by $85.2 million or 53%, compared to the year ended June 30, 2020. This increase was due to a significant increase in the volume of loans purchased above fair market value, primarily as a result of an increase in purchases of 0% APR loans from our originating bank partners during the period. During the year ended June 30, 2021, we purchased $7.9 billion of loan receivables from our originating bank partners, representing an increase of $3.2 billion or 68%, compared to the year ended June 30, 2020.

Provision for Credit Losses

	Year Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentage)
Provision for credit losses	$65,878	$105,067	$(39,189)	(37)%
Percentage of total revenue, net	8%	21%
Provision for credit losses generally represents the amount of expense required to maintain the allowance for credit losses on our consolidated balance sheet, which represents management’s estimate of future losses. In the event that our loans outperform expectation and/or we reduce our expectation of credit losses in future periods, we may release reserves and thereby reduce the allowance for credit losses, yielding income in the provision for credit losses. The provision is determined by the change in estimates for future losses and the net charge-offs incurred in the period. We record provision expense for each loan we retain as loans held for investment, whether we originate the loan or purchase it from one of our originating bank partners.
At the onset of the COVID-19 pandemic in March 2020, we factored in updated loss multiples using macroeconomic data to reflect stressed expected loss scenarios emerging from forecasted delinquencies and defaults. This stressing of the model resulted in an increase of the allowance for credit losses up to 14.6% at its peak as of March 31, 2020. In the months subsequent to this, we have seen stronger than expected repayment history in the portfolio, resulting in a release of the allowance over time. While the allowance for credit losses increased by 24% compared to June 30, 2020, the balance of loans held for investment increased 96% compared to the prior period. As of June 30, 2021, the allowance for credit losses as a percentage of loans held for investment decreased to 5.8%, compared to 9.2% as of June 30, 2020.
This decrease in the allowance for credit losses as a percentage of loans held for investment over time was due to a combination of factors. Firstly, continued stronger than expected repayment performance of the portfolio accounted for a decrease of 62% in our net charge-offs as a percentage of our average loans held for investment to 3.0%, compared with 7.9% for the year ended June 30, 2020. Secondly, we began transitioning to a new underlying data model which incorporates internal improvements to our underwriting and collections processes while allowing for a more granular segmentation of the loan portfolio. This change in model resulted in a decrease in the allowance of approximately $48.2 million. These decreases were offset by allowances recognized on new purchases and originations of loans held for investment in the period, though with generally higher credit quality and pledged to securitization trusts. This combination of factors, coupled with the in-period charge-offs and recoveries, resulted in a decrease in the provision for credit losses of $39.2 million compared to the year ended June 30, 2020.
Funding Costs

	Year Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentage)
Funding costs	$52,700	$32,316	$20,384	63%
Percentage of total revenue, net	6%	6%
Funding costs for the year ended June 30, 2021 increased by $20.4 million or 63%, compared to the year ended June 30, 2020. Funding costs for a given period are correlated with the sum of the average balance of funding debt and the average balance of notes issued by securitization trusts. This increase was primarily due to the introduction of notes issued by securitization trusts during the current fiscal year, which bear interest at fixed rates. The average balance of notes issued by securitization trusts during the year ended June 30, 2021 was $747.0 million, which did not exist during the prior year period. The average balance of funding debt for the year ended June 30, 2021 increased by $38.0 million or 5%, compared to the year ended June 30, 2020, while the average reference interest rate decreased by 91% during the period.

Processing and Servicing

	Year Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentage)
Processing and servicing	$73,767	$49,831	$23,936	48%
Percentage of total revenue, net	8%	10%
Processing and servicing expense for the year ended June 30, 2021 increased by $23.9 million or 48%, compared to the year ended June 30, 2020. This increase was primarily due to a $12.5 million or 57% increased in payment processing fees due to increased servicing activity and payments volume for the year ended June 30, 2021. Additionally, processing fees paid to our customer referral partners increased by $3.4 million or 189% for the year ended June 30, 2021. Personnel costs increased by $6.4 million or 119% for the year ended June 30, 2021 driven by growth in headcount, while third-party loan servicing and collections spend remained flat, increasing only 4% due to vendor cost improvements.
Technology and Data Analytics

	Year Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentage)
Technology and data analytics	$256,082	$122,378	$133,704	109%
Percentage of total revenue, net	29%	24%
Technology and data analytics expense for the year ended June 30, 2021 increased by $133.7 million or 109%, compared to the year ended June 30, 2020. This increase was primarily due to a $106.4 million or 140%, increase in engineering, product, and data science personnel costs for the year ended June 30, 2021, compared to the year ended June 30, 2020, net of capitalized costs for internal-use software, to continue to support our growth and technology platform as a whole. The largest component of these personnel costs was stock-based compensation, which accounted for $71.1 million of the increase compared to the year ended June 30, 2020, largely due to the vesting of RSUs for which the service-based condition had been met prior to the IPO and the performance-based condition was met on the IPO date.
Additionally, there was a $15.1 million or 63%, increase in data infrastructure and hosting costs for the year ended June 30, 2021, compared to the year ended June 30, 2020, as well as a $0.9 million or 6%, increase in underwriting data provider costs for the year ended June 30, 2021 compared to the year ended June 30, 2020. Our data infrastructure and hosting and underwriting and data provider costs all benefited from unit level cost improvements achieved as a result of vendor contract renegotiations.
Sales and Marketing

	Year Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentage)
Sales and marketing	$184,279	$25,044	$159,235	636%
Percentage of total revenue, net	21%	5%
Sales and marketing expense for the year ended June 30, 2021 increased by $159.2 million or 636%, compared to the year ended June 30, 2020. This increase was primarily due to $64.8 million of expense incurred during the year ended June 30, 2021 associated with the amortization of our commercial agreement asset with Shopify, which was recognized in July 2020. This asset represents the probable future economic benefit to be realized over the four-year expected benefit period and is valued based on the fair value of the warrants granted to Shopify under such commercial agreement at the grant date. This value is amortized on a straight-line basis over the four-year expected benefit period. Additionally, stock-based compensation related to employees in the sales and marketing functions increased $15.1 million or 375%, compared to the year ended June 30, 2020, largely due to the vesting of RSUs for which the service-based condition had been met prior to the IPO and the performance-based condition was met on the IPO date.
Furthermore, there was a $32.3 million or 1,154% increase in brand and consumer marketing spend during the year ended June 30, 2021 compared to the year ended June 30, 2020, associated with our expanded brand-activation, holiday shopping, lifestyle, and travel marketing campaigns, as well as a $12.4 million or 2,480% increase in business-to-business marketing spend compared to the year ended June 30, 2020. Prior to this fiscal year, we had only engaged in very limited marketing efforts, primarily in the form of co-marketing with merchants.
General and Administrative

	Year Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentage)
General and administrative	$370,251	$121,230	$249,021	205%
Percentage of total revenue, net	43%	24%
General and administrative expense for the year ended June 30, 2021 increased by $249.0 million or 205%, compared to the year ended June 30, 2020. This increase was primarily due to an increase of $198.9 million or 263% in personnel costs during the year ended June 30, 2021, compared to the year ended June 30, 2020, as a result of increased headcount as we continue to grow our finance, legal, operations, and administrative organizations. The largest component of these personnel costs was stock-based compensation, which increased by $169.4 million compared to the year ended June 30, 2020. This was primarily due to $83.9 million of expense recognized during the year ended June 30, 2021 based on a long-term, multi-year performance-based stock option award granted to our Chief Executive Officer prior to our IPO, as well as the vesting of RSUs for which the service-based condition had been met prior to the IPO and the performance-based condition was met on the IPO date.
Additionally, professional fees increased by $16.3 million or 133% during the year ended June 30, 2021, compared to the year ended June 30, 2020, to support our initial public offering, acquisitions, international expansion, and regulatory compliance programs.
Other Income, net

	Year Ended June 30,		Change
	2021	2020	$	%
	(in thousands, except percentage)
Other income, net	$(54,073)	$(4,432)	$(49,641)	1,120%
Percentage of total revenue, net	(6)%	(1)%
For the year ended June 30, 2021, other income (expense), net, was primarily comprised of a loss of $87.2 million recognized based on the change in fair value of the contingent consideration liability associated with our acquisition of PayBright driven by changes in the value of our common stock, and a gain of $30.1 million recognized upon the conversion of convertible notes into shares of Series G-1 preferred stock. The conversion of convertible notes was accounted for as a debt extinguishment since the number of shares of Series G-1 preferred stock issued upon conversion was variable and this gain represented the difference between the carrying value of the debt at the time of extinguishment and the allocated proceeds. Additionally, we recognized a loss of $(1.6) million related to increases in the fair value of investments.
For the year ended June 30, 2020, other income (expense), net was primarily comprised of interest earned on money market funds of $3.9 million, offset by losses on our constant maturity swaps of $4.0 million and a loss of $3.8 million on the extinguishment of our convertible debt derivative liability.

Quarterly Results of Operations and Other Data

The following tables set forth our selected unaudited quarterly consolidated statements of operations data for each of the quarters indicated, as well as the percentage that each line item represents of our total revenue for each quarter presented. The information for each quarter has been prepared on a basis consistent with our audited consolidated financial statements and reflect, in the opinion of management, all adjustments which consist only of a normal, recurring nature that are necessary for a fair statement of the financial information contained in those financial statements. Our historical results are not necessarily indicative of the results that may be expected in the future. The following quarterly financial data should be read in conjunction with our consolidated financial statements included elsewhere in this Form 10-K. Totals may not foot due to rounding.

	Three Months Ended
	June 30, 2021	March 31, 2021[1]	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(in thousands) (unaudited)
Revenue
Merchant network revenue	$88,657	$97,999	$99,630	$93,265	$85,249	$67,350	$67,764	$36,389
Virtual card network revenue	19,264	13,809	10,820	5,958	2,699	5,930	7,110	3,601
Total network revenue	$107,921	$111,808	$110,450	$99,223	$87,948	$73,280	$74,874	$39,990
Interest income	103,793	94,530	73,857	54,237	49,117	52,372	45,073	40,168
Gain (loss) on sales of loans	42,582	16,350	14,560	16,434	11,578	9,866	4,738	5,725
Servicing income	7,484	7,977	5,174	4,084	4,689	2,755	5,291	2,064
Total Revenue, net	$261,780	$230,665	$204,041	$173,978	$153,332	$138,273	$129,976	$87,947
Operating Expenses
Loss on loan purchase commitment	$51,010	$62,054	$67,768	$65,868	$55,311	$43,519	$42,661	$19,961
Provision for credit losses	25,489	(1,063)	12,521	28,931	(32,171)	82,216	30,178	24,844
Funding costs	15,623	14,665	12,060	10,352	7,817	8,204	8,167	8,128
Processing and servicing	21,924	21,543	16,802	13,498	14,806	13,678	11,652	9,695
Technology and data analytics	71,233	109,447	41,634	33,768	31,744	33,654	31,612	25,368
Sales and marketing	63,544	59,041	39,112	22,582	5,066	7,108	7,651	5,219
General and administrative	137,647	159,415	40,916	32,273	31,439	31,399	30,688	27,704
Total Operating Expenses	$386,470	$425,102	$230,813	$207,272	$114,012	$219,778	$162,609	$120,919
Operating (Loss) Income	$(124,690)	$(194,437)	$(26,772)	$(33,294)	$39,320	$(81,505)	$(32,633)	$(32,972)
Other income (expense), net	(5,985)	(77,773)	240	29,445	(4,413)	(4,022)	1,730	2,273
(Loss) Income Before Income Taxes	$(130,675)	$(272,210)	$(26,532)	$(3,849)	$34,907	$(85,527)	$(30,903)	$(30,699)
Income tax (benefit) expense	(2,448)	(70)	78	97	94	93	93	96
Net (Loss) Income	$(128,227)	$(272,140)	$(26,610)	$(3,946)	$34,813	$(85,620)	$(30,996)	$(30,795)
1 We determined that stock based compensation recorded during the three months ended March 31, 2021 was understated, as the estimated fair value of RSUs granted during the three months ended December 31, 2020 did not reflect an increase in share value due to the anticipated IPO. As a result, the accompanying unaudited interim financial information for the three months ended March 31, 2021 has been adjusted to reflect additional stock based compensation expense of $25.0 million from amounts previously reported.

Operating expenses include stock-based compensation as follows:

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(in thousands) (unaudited)
Processing and servicing	$473	$1,621	$287	$26	$28	$27	$32	$(5)
Technology and data analytics	21,922	56,699	2,556	2,213	1,988	3,360	3,610	3,327
Sales and marketing	6,415	11,425	581	760	868	918	963	1,291
General and administrative	81,771	94,983	3,097	3,204	2,496	3,665	3,689	3,812
Total stock-based compensation expense	$110,581	$164,728	$6,521	$6,203	$5,380	$7,970	$8,294	$8,425

The following table presents each line item as a percentage of our total revenue for each quarter presented:

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Revenue
Merchant network revenue	34%	42%	49%	54%	56%	49%	52%	41%
Virtual card network revenue	7%	6%	5%	3%	2%	4%	5%	4%
Total network revenue	41%	48%	54%	57%	57%	53%	58%	45%
Interest income	40%	41%	36%	31%	32%	38%	35%	46%
Gain (loss) on sales of loans	16%	7%	7%	9%	8%	7%	4%	7%
Servicing income	3%	3%	3%	2%	3%	2%	4%	2%
Total Revenue, net	100%	100%	100%	100%	100%	100%	100%	100%
Operating Expenses
Loss on loan purchase commitment	19%	27%	33%	38%	36%	31%	33%	23%
Provision for credit losses	10%	—%	6%	17%	(21)%	59%	23%	28%
Funding costs	6%	6%	6%	6%	5%	6%	6%	9%
Processing and servicing	8%	9%	8%	8%	10%	10%	9%	11%
Technology and data analytics	27%	47%	20%	19%	21%	24%	24%	29%
Sales and marketing	24%	26%	19%	13%	3%	5%	6%	6%
General and administrative	53%	69%	20%	19%	21%	23%	24%	32%
Total Operating Expenses	148%	184%	113%	119%	74%	159%	125%	137%
Operating (Loss) Income	(48)%	(84)%	(13)%	(19)%	26%	(59)%	(25)%	(37)%
Other income (expense), net	(2)%	(34)%	—%	17%	(3)%	(3)%	1%	3%
(Loss) Income Before Income Taxes	(50)%	(118)%	(13)%	(2)%	23%	(62)%	(24)%	(35)%
Income tax (benefit) expense	(1)%	—%	—%	—%	—%	—%	—%	—%
Net (Loss) Income	(49)%	(118)%	(13)%	(2)%	23%	(62)%	(24)%	(35)%

The following table sets forth some of the key operating metrics we use to evaluate our business for each of the periods indicated:

	Three Months Ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(in thousands) (unaudited)
Gross Merchandise Volume (GMV)	$2,483,616	$2,257,374	$2,075,112	$1,475,929	$1,202,846	$1,231,484	$1,341,584	$861,306

Quarterly Revenue Trends
Total Revenue, net has generally increased sequentially in each of the periods presented due to the continued growth in GMV, increase in active consumers, and expansion of our merchant network. We generally experience seasonality in our business in terms of changes in GMV in accordance with retail and e-commerce trends. We typically see increased revenue in the second fiscal quarter of each year as a result of the increased GMV occurring as a part of the holiday shopping season, which is most evident in merchant network revenue as this revenue is recognized when the terms of the executed merchant agreement have been fulfilled and the merchant successfully confirms the transaction. We believe that this seasonality has affected and will continue to affect our quarterly results; however, to date its effect may have been masked by our rapid growth.
Since we recognize interest income on loans held for investment over the term of the loan, a substantial portion of the revenue we report in each period is attributable to loans created via transactions occurring in prior periods. Consequently, increases or decreases in GMV in one period may not be immediately reflected in our revenue for that period and may positively or negatively affect our revenue in future periods. This effect is lessened by the relatively short duration of loans held for investment but may be increased by shifts in the relative proportion of loans held for investment compared to loans sold to third-party loan buyers.
Quarterly Operating Expense Trends
Operating expenses generally have increased sequentially in each of the periods presented, other than the fourth fiscal quarter of 2020 and fourth fiscal quarter of 2021. Quarterly increases in operating expenses are primarily due to increased costs of operations as our GMV and total platform portfolio have grown and due to increased investments in headcount and other related expenses to support our growth. We expect headcount to continue to increase given our focus on growth and expansion.
The provision for credit losses represents the amount of expense required to maintain the allowance of credit losses on our balance sheet which represents management’s estimate of future losses. The provision is determined by the change in estimates for future losses and the net charge offs incurred in the period. Our provision for losses has generally grown in line with the increase in loans held for investment, with the exception of the third and fourth fiscal quarters of 2020 as well as the second and third fiscal quarters of 2021.
In March 2020, at the onset of the COVID-19 pandemic, we increased our allowance for loan losses significantly after factoring in updated loss multiples using macroeconomic data to reflect stressed expected loss scenarios emerging from forecasted delinquencies and defaults. This resulted in a significant increase in provision for credit losses during the period. However, during the following quarter ended June 30, 2020, we saw stronger than expected repayment history in the portfolio, resulting in a decrease in these stressed loss multiples and release of the allowance and therefore, a significant decrease in operating expenses.
During the second and third fiscal quarters of 2021, we saw similarly stronger than expected repayment history as well as improving macroeconomic factors resulting in reduced provision expense. Additionally, we began transitioning to a new underlying data model which incorporates internal improvements to our underwriting and collections processes while allowing for a more granular segmentation of the loan portfolio. This change in model resulted in a decrease to the allowance. These decreases were largely offset by allowances recognized on new purchases and originations of loans held for investment in the period with generally higher credit quality and pledged to securitization trusts, however, this combination of factors, coupled with the in-period charge-offs and repayments, resulted in income recognized from the provision for credit losses of during the three months ended March 31, 2021. Should similar macroeconomic or other factors arise that change our loss expectations, we may increase or decrease the allowance.

Liquidity and Capital Resources

Sources and Uses of Funds
We have incurred losses since our inception, accumulating a deficit of $888.4 million and $447.2 million as of June 30, 2021 and June 30, 2020, respectively. We have historically financed the majority of our operating and capital needs through the private sales of equity securities, borrowings from debt facilities and convertible debt, third-party loan sale arrangements, and cash flows from operations. In September and October 2020, we issued an aggregate of 21,836,687 shares of Series G preferred stock for aggregate cash proceeds of $435.1 million. On January 15, 2021, we closed an initial public offering of our Class A common stock with cash proceeds, before expenses, of $1.3 billion.
As of June 30, 2021, our principal sources of liquidity were cash and cash equivalents, available capacity from revolving debt facilities, revolving securitizations, forward flow loan sale arrangements, and certain cash flows from our operations. We believe that our existing cash balances, available capacity under our revolving debt facilities, revolving securitizations and off-balance sheet loan sale arrangements, and cash from operations, are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. Our on- and off-balance sheet facilities provide funding subject to various constraining limits on the financed portfolios. These limits are generally tied to loan-level attributes such as loan term, credit quality, and interest rate, as well as borrower- and merchant-level attributes.
Cash and Cash Equivalents
As of June 30, 2021, we had approximately $1.5 billion of cash to fund our future operations compared to approximately $267.1 million as of June 30, 2020. Our cash and cash equivalents were held primarily for continued investment in our business, for working capital purposes, and to facilitate a portion of our lending activities. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments and deposit accounts to preserve the principal balance and maintain adequate liquidity.
Restricted Cash
Restricted cash consists primarily of: (i) deposits restricted by standby letters of credit for office leases; (ii) funds held in accounts as collateral for our originating bank partners; and (iii) servicing funds held in accounts contractually restricted by agreements with warehouse credit facilities and third-party loan owners. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements. Our policy is to invest restricted cash held in debt facility related accounts and cash deposited as collateral for leases in investments designed to preserve the principal balance and provide liquidity. Accordingly, such cash is invested primarily in money market instruments that offer daily purchase and redemption and provide competitive returns consistent with our policies and market conditions.

Funding Debt
The following table summarizes our funding debt facilities as of June 30, 2021:

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2022	$177,298	$104,159
2023	1,325,000	460,289
2024	250,000	22,705
2025	—	—
2026	250,000	102,203
Total	$2,002,298	$689,356
Warehouse Credit Facilities
Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. These trusts are consolidated variable interest entities (“VIE”), and each trust entered into a credit agreement and security agreement with a commercial bank as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are referred to as funding debt. These credit agreements contain operating covenants, including limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on the amount of dividends and stock repurchases. Our funding debt facilities include concentration limits for various loan characteristics including credit quality, product mix, geography, and merchant concentration. As of June 30, 2021, we were in compliance with all applicable covenants in the agreements. Refer to Note 11. Debt of the accompanying notes to the consolidated financial statements included elsewhere in this Form 10-K for additional information.
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
Borrowings under these facilities bear interest at an annual benchmark rate of LIBOR or at an alternative commercial paper rate (which is either (i) the per annum rate equivalent to the weighted-average of the per annum rates at which all commercial paper notes were issued by certain lenders to fund advances or maintain loans, or (ii) the daily weighted-average of LIBOR, as set forth in the applicable credit agreement), plus a spread ranging from 1.70% to 4.00%. Interest is payable monthly. In addition, these agreements require payment of a monthly unused commitment fee ranging from 0.20% to 0.75% per annum on the undrawn portion available.
Other Funding Facilities
Prior to our acquisition of PayBright on January 1, 2021, PayBright entered into various credit facilities utilized to finance the origination of loans in Canada. Similar to our warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by PayBright loan receivables pledged to the respective facility as collateral, mature in 2022, and bear interest based on a commercial paper rate plus a spread ranging from 1.25% to 4.25%.

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
Revolving Credit Facility
On January 19, 2021, we entered into a revolving credit agreement with a syndicate of commercial banks for a $185.0 million unsecured revolving credit facility. This facility bears interest at a rate equal to, at our option, either (a) a Eurodollar rate determined by reference to adjusted LIBOR for the interest period, plus an applicable margin of 2.50% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by The Wall Street Journal as the U.S. prime rate, and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case, plus an applicable margin of 1.50% per annum. The revolving credit agreement has a final maturity date of January 19, 2024. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.35% per annum on the undrawn balance available. There are no borrowings outstanding under the facility at June 30, 2021. Refer to Note 11. Debt.
Securitizations
In connection with asset-backed securitizations, we sponsor and establish trusts to ultimately purchase loans facilitated by our platform. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. The assets are transferred into a trust such that the assets are legally isolated from the creditors of Affirm and are not available to satisfy our obligations. These assets can only be used to settle obligations of the underlying trusts. Each securitization trust issued senior notes and residual certificates to finance the purchase of the loans facilitated by our platform. At the closing of each securitization, we contributed loans, facilitated through our technology platform, with an aggregate outstanding principal balance of $1,856.8 million. The 2020-Z1, 2020-Z2, and 2021-Z1 securitizations are secured by static pools of loans contributed at closing, whereas the 2020-A and 2021-A securitizations are revolving and we may contribute additional loans from time to time until the end of the revolving period. Refer to Note 12.  Securitizations and Variable Interest Entities.
Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year Ended June 30,
	2021	2020
	(in thousands)
Net Cash Used in Operating Activities	$(193,130)	$(71,302)
Net Cash Used in Investing Activities	(1,022,033)	(253,073)
Net Cash Provided by Financing Activities(1)	2,577,830	294,732

(1) Amounts include net cash provided by the issuance of redeemable convertible preferred stock and convertible debt as follows:

	Year Ended June 30,
	2021	2020
	(in thousands)
Proceeds from initial public offering, net	$1,305,176	$—
Proceeds from issuance of redeemable convertible preferred stock, net of repurchases and issuance costs	434,529	(7,110)
Proceeds from issuance of common stock, net of repurchases	46,242	(16,121)
Proceeds from issuance of convertible debt	—	75,000
Net cash (used in) provided by equity-related financing activities	$1,785,947	$51,769
Net cash provided by debt-related financing activities	950,163	242,963
Payments of tax withholding for stock-based compensation	(158,280)	—
Net cash provided by financing activities	$2,577,830	$294,732
Operating Activities
Our largest sources of operating cash flows are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
Cash used in operating activities for the year ended June 30, 2021 was $193.1 million, an increase of $121.8 million from $71.3 million for the year ended June 30, 2020. This reflects our net loss of $430.9 million, adjusted for non-cash charges of $332.3 million, net cash outflows of $45.9 million from the purchase and sale of loans held for sale, and net cash inflows of $53.7 million provided by changes in our operating assets and liabilities.
Non-cash charges primarily consisted of: provision for credit losses, which decreased by $39.2 million or 37% due to lower than expected credit losses and improved credit quality of the portfolio; gain (loss) on sales of loans, which increased by $58.0 million from $31.9 million for the year ended June 30, 2020 due to improved loan sale economics and increased loan sales since the fourth quarter of the prior year; and amortization of premiums and discounts, which increased by $62.8 million or 227% due to increased amortization of discounts related to loans purchased from our originating bank partners at a price above fair market value. Additionally, during the year ended June 30, 2021, we recognized a gain of $30.1 million resulting from the conversion of the convertible notes into shares of Series G-1 redeemable convertible preferred stock in September 2020. This gain represented the difference between the carrying value of the debt at the time of extinguishment and the allocated proceeds. We also incurred $69.1 million of amortization expense associated with our commercial agreement assets. None of these non-cash charges were earned or incurred during the year ended June 30, 2020. Furthermore, we incurred $288.0 million of stock-based compensation, up from $29.6 million during the year ended June 30, 2020 due to accelerated vesting of RSUs for which the service-based condition had been met prior to the IPO and the performance-based condition was met on the IPO date, and losses of $87.2 million due to the increase in the fair value of our contingent consideration liability, driven by changes in the value of our common stock.
Our net cash outflows resulting from changes in operating assets and liabilities increased to $53.7 million for the year ended June 30, 2021, compared to cash inflows of $31.0 million for the year ended June 30, 2020. This shift was primarily due to increases to other assets as a result of the recognition of our Shopify commercial agreement asset, which had a balance of $205.8 million at June 30, 2021, partially offset by increases to accrued expenses and other liabilities associated with our contingent consideration liability, which had a balance of $147.8 million at June 30, 2021.

Investing Activities

Cash used in investing activities for the year ended June 30, 2021 was $1,022.0 million, an increase of $769.0 million from $253.1 million for the year ended June 30, 2020. The main driver of this was $5.9 billion of purchases and origination of loans, representing an increase of $3.1 billion or 108% compared to the prior year, due partly to continued growth in GMV but also due to the establishment of five new securitization trusts during the period in which we purchased loans and contributed approximately $1,856.8 million of loan receivables to the trusts, rather than selling to third-party loan buyers and classifying this activity as an operating activity on the statement of cash flows. Additionally, we recorded cash outflows of approximately $222.4 million related to cash consideration for acquisitions, net of cash and restricted cash acquired. These cash outflows were partially offset by $4,324.6 million of repayments of loans and other servicing activity, representing an increase of $2,029.8 million, or 88%, compared to the prior year, due to a higher average balance of loans held for investment and generally increasing credit quality of the portfolio.

Financing Activities
Cash provided by financing activities for the year ended June 30, 2021 was $2,577.8 million, an increase of $2,283.1 million from $294.7 million during the year ended June 30, 2020. A main driver of this was the issuance of common stock upon our initial public offering in January 2021 for $1,305.2 million, net of issuance costs, and issuances of Series G redeemable convertible preferred stock in September 2020 and October 2020 for $434.5 million, net of issuance costs. Additionally, the issuance of notes by our newly formed securitization trusts during the year ended June 30, 2021 resulted in net cash inflows of $1,185.5 million, net of in-period principal repayments. Each of these cash inflows represented new financing activities compared to the year ended June 30, 2020 but were partially offset by $222.8 million of net cash outflows from funding debt as principal repayments on debt exceeded proceeds from draws on these revolving credit facilities. The net cash outflows from funding debt are in contrast to net cash inflows from funding debt of $250.7 million during the year ended June 30, 2020. The shift between periods is largely due to the availability of new funding sources in our securitization trusts. Additionally, we recorded payments of approximately $158.3 million for tax withholding associated with stock-based compensation during the year ended June 30, 2021 which did not occur in prior periods, as the vesting of RSUs was triggered by the initial public offering in January 2021.
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
We may, in the future, enter into arrangements to acquire or invest in complementary businesses, products, and technologies. We may be required to seek additional equity or debt financing in connection with those efforts. In the event that we require additional financing, we may not be able to raise such financing on terms acceptable to us or at all. Additionally, as a result of any of these actions, we may be subject to restrictions and covenants in the agreements governing these transactions that may place limitations on us, and we may be required to pledge additional collateral as security. If we are unable to raise additional capital or generate cash flows necessary to expand our operations and invest in continued innovation, we may not be able to compete successfully, which would harm our business, operations, and financial condition. It is also possible that the actual outcome of one or more of our plans could be materially different than expected or that one or more of our significant judgments or estimates could prove to be materially incorrect.

Concentrations of Revenue
For the years ended June 30, 2021, 2020, and 2019 approximately 20%, 28%, and 20% of total revenue, respectively, was driven by one merchant partner, Peloton. We believe we have a strong relationship with Peloton and, in September 2020, we entered into a renewed merchant agreement with Peloton with an initial three-year term ending in September 2023, which automatically renews for additional and successive one-year terms until terminated. While we believe our growth will facilitate both revenue growth and merchant diversification as we continue to integrate with a wide range of merchants, our revenue concentration may cause our financial performance to fluctuate significantly from period to period based on the revenue from such merchant partner.
Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2021:

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Funding debt	$689,356	$104,159	$482,994	$102,203	$—
Notes issued by securitization trusts	1,184,415	—	—	1,184,415	—
Operating lease commitments(1)	88,535	15,303	31,438	31,374	10,420
Purchase commitments(2)	81,369	39,702	41,667	—	—
Contingent consideration liability(3)	147,820	—	147,820	—	—
Commercial agreement liability(3)	25,357	—	25,357	—	—
Total	$2,216,852	$159,164	$729,276	$1,317,992	$10,420
(1)Consists of payment obligations under our office leases.
(2)In May 2020, we entered into an addendum to our agreement with our cloud computing web services provider which included annual spending commitments, as further described below.
(3)Refer to Note 6. Balance Sheet Components for a description of the contingent consideration liability and commercial agreement liability, each recorded as a component of accrued expenses and other liabilities on the consolidated balance sheets.
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
Off-Balance Sheet Arrangements

Off-balance sheet loans relate to unconsolidated securitization transactions and loans sold to third-party investors for which we have some form of continuing involvement, including as servicer. For an off-balance sheet loan where servicing is the only form of continuing involvement, we would only experience a loss if we were required to repurchase such a loan due to a breach in representations and warranties associated with our loan sale or servicing contracts. As of June 30, 2021, the aggregate outstanding balance of loans held by third-party investors or off-balance sheet VIEs was $2.5 billion. As of June 30, 2021, we had one off-balance sheet VIE, the 2021-Z1 securitization. In the unlikely event principal payments on the loans backing any off-balance sheet securitization are insufficient to pay senior note holders, including any retained interest, then any amounts the Company contributed to the securitization reserve accounts may be depleted. See Note 12. Securitizations and Variable Interest Entities of the accompanying notes to our consolidated financial statements for more information.
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. U.S. GAAP requires us to make certain estimates and judgments that affect the amounts reported in consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because certain of these accounting policies require significant judgment, our actual results may differ materially from our estimates. To the extent that there are differences between our estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations, and cash flows will be affected.
We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to merchant network revenue, loss on loan purchase commitment, allowance for credit losses, stock-based compensation, and income taxes. We believe these estimates have the greatest potential effect on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information, all of our significant accounting policies, including recent accounting pronouncements, are described in Note 2. Summary of Significant Accounting Policies of the accompanying notes to our consolidated financial statements included in this Form 10-K.
Merchant Network Revenue
Merchant network revenue consists primarily of merchant fees. Merchants are charged a fee on each transaction processed through the Affirm platform. The fees range depending on the individual arrangement between us and each merchant and vary based on the terms of the product offering. The fee is recognized as earned when the terms of the executed merchant agreement have been fulfilled and the merchant successfully confirms the transaction. We present our transaction with the merchant separate from our transactions with our originating bank partners. Except where we originate certain loans via our wholly-owned subsidiaries, our bank partners are the originator of the loan extended to the merchant’s customer, and accordingly we account for the loan separate from the fee received from the merchant.

When we originate loans via our wholly-owned subsidiaries, certain loans may have zero or below market interest rates. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, resulting in a loss, which we record as a reduction to merchant network revenue when we estimate that these losses will be recoverable over the term of our contract with the merchant. In order to continue to expand our consumer base, we may originate loans under certain merchant arrangements that we do not expect to achieve positive revenue. In these instances, the loss is recorded as sales and marketing expense.

Loss on Loan Purchase Commitment

We purchase loans from our originating bank partners that are facilitated through our platform. Under the terms of the agreement, we are generally required to pay the principal amount plus accrued interest for such loans. In certain instances, our originating bank partner may originate loans with zero or below market interest rates that we are required to purchase. In these instances, we may be required to purchase the loan for a price in excess of the fair market value of such loans, which results in a loss on loan purchase and is recognized as loss on loan purchase commitment in our consolidated statements of operations. The fair value is determined by taking the difference between the estimated fair value of the loan and the anticipated purchase price. When the loan is purchased, the liability is included in the amortized cost basis of the purchased loan as a discount, which is then amortized into interest income over the life of the loan.

Allowance for Credit Losses

The allowance for credit losses on loans held for investment is determined based on management’s current estimate of expected credit losses over the remaining contractual term, historical credit losses, consumer payment trends, estimates of recoveries, and future expectations on individual loans as of each balance sheet date. We immediately recognize an allowance for expected credit losses upon origination of a loan. Adjustments to the allowance each period for changes in our estimate of lifetime expected credit losses are recognized in earnings through the provision for credit losses presented on our consolidated statements of operations and comprehensive loss. We have made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables. Previously recognized interest receivable from charged-off loans that is accrued but not collected from the consumer is reversed.

In estimating the allowance for credit losses, management utilizes a migration analysis of delinquent and current loan receivables. Migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through various stages of delinquency and to charge-off. The analysis focuses on the pertinent factors underlying the quality of the loan portfolio. These factors include historical performance, the age of the receivable balance, seasonality, customer credit-worthiness, changes in the size and composition of the loan portfolio, delinquency levels, bankruptcy filings, actual credit loss experience, and current economic conditions. We also take into consideration certain qualitative factors where we adjust our quantitative baseline using our best judgement to consider the inherent uncertainty regarding future economic conditions and consumer loan performance. For example, the Company considers the impact of current economic and environmental factors at the reporting date that did not exist over the period from which historical experience was used. As of June 30, 2021, we have considered the impact of government intervention and legislation in the form of stimulus checks, extended unemployment benefits, and small business relief on loan repayment and consumer behavior patterns.

When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for credit losses. Loans are charged-off in accordance with our charge-off policy, as the contractual principal becomes 120 days past due. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses.

The underlying assumptions, estimates, and assessments we use to provide for losses are updated periodically to reflect our view of current conditions, which can result in changes to our assumptions. Changes in such estimates can significantly affect the allowance and provision for credit losses. It is possible that we will experience loan losses that are different from our current estimates.

Stock-Based Compensation Expense

Compensation expense related to stock-based transactions, including employee, consultant, and non-employee director stock option awards and restricted stock units ("RSUs"), is measured and recognized in the consolidated financial statements based on fair value. The fair value of each equity-classified option award is estimated on the grant date using the Black Scholes option-pricing model. Expense is recognized on a straight-line basis over the vesting period of the award based on the estimated portion of the award that is expected to vest.

Our option-pricing model requires the input of highly subjective assumptions, including the fair value of the underlying common stock, the expected term of the option, the expected volatility of the price of our common stock, risk-free interest rates, and the expected dividend yield of our common stock. The assumptions used in our option-pricing model represent management’s best estimates. These estimates involve inherent uncertainties and the application of management’s judgment. If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

Additionally, we have granted stock option awards with service-based and performance-based vesting conditions, with market-based conditions that are incorporated into the grant date fair value. We determined the grant date fair value of these awards by utilizing a Monte Carlo simulation model that incorporates the possibility that the market-based conditions may not be satisfied. The Monte Carlo simulation also incorporates assumptions including expected stock price volatility, expected term, and risk-free interest rates. We estimate the volatility of common stock on the date of grant based on the weighted-average historical stock price volatility of comparable publicly-traded companies in our industry group. We estimate the expected term of the award based on various exercise scenarios. The risk-free interest rate is determined using a U.S. Treasury rate for the period that coincides with the expected term set forth.

We will continue to use judgment in evaluating the assumptions related to our stock-based compensation on a prospective basis. As we continue to accumulate additional data related to our common stock, we may have refinements to our estimates, which could materially impact our future stock-based compensation expense.

Income Taxes

We report income taxes in accordance with Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 740, Income Taxes (“ASC 740”), which requires an asset and liability approach in accounting for income taxes. Under this method, the deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance reduces the deferred tax assets to the amount that is more likely than not to be realized.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex federal and state tax laws and regulations. ASC 740 states that a tax benefit from an uncertain tax position may be recognized when it is more likely than not that the position will be sustained upon examination, including resolutions of any related appeals or litigation processes, on the basis of the technical merits.

We record unrecognized tax benefits as liabilities in accordance with ASC 740 and adjust these liabilities when our judgment changes as a result of the evaluation of new information not previously available. Due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the unrecognized tax benefit liabilities. These differences will be reflected as increases or decreases to income tax expense in the period in which new information is available.

We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred for the years ended June 30, 2021, 2020, and 2019. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth. On the basis of this evaluation, as of June 30, 2021, 2020, and 2019, a full valuation allowance has been recorded against our gross deferred tax asset, net of future reversing deferred tax liabilities. The amount of the deferred tax assets considered realizable, however, could be adjusted if estimates of the future taxable income during the carryforward period are reduced or increased or if objective negative evidence in the form of cumulative losses is no longer present and additional weight is given to subjective evidence such as our projections for growth.
Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies of the accompanying notes to our consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
Interest Rate Risk
Our cash and cash equivalents as of June 30, 2021 were held primarily in checking, money market, and savings accounts. As of June 30, 2021, we had $1.2 billion of cash equivalents invested in money market funds. Our cash and cash equivalents are held for working capital purposes. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments. Any future borrowings incurred under our credit facilities would accrue interest at a floating rate based on a formula tied to certain market rates at the time of incurrence.
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
Certain of our funding arrangements bear a variable interest rate. Given the fixed interest rates charged on the loans that we purchase from our originating bank partners, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable. Additionally, certain of our loan sale agreements are repriced on a recurring basis using a mechanism tied to interest rates as well as loan performance. We maintain an interest rate hedging program which eliminates some, but not all, of the interest rate risk. As of June 30, 2021, a hypothetical 10% relative change in interest rates would not have a material impact on our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AFFIRM HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Affirm Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Affirm Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The allowance for credit losses is a material estimate of the Company and as of June 30, 2021, the total balance was $117.8 million. On July 1, 2020, the Company adopted ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326) (“ASC 326”): Measurement of Credit Losses on Financial Instruments, which modified the accounting for the allowance for credit losses from an incurred loss model to an expected loss model (the “Current Expected Credit Losses” or “CECL” model) The Company utilized the modified retrospective approach upon adoption, which resulted in an increase in the allowance for credit losses of $10.1 million and a cumulative effect adjustment to the beginning balance of accumulated deficit of $10.1 million.

In estimating the allowance for credit losses, management utilizes a migration analysis of delinquent and current loan receivables. Migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through various stages of delinquency and to charge-off. The analysis focuses on the pertinent factors underlying the quality of the loan portfolio. These factors include historical performance, the age of the receivable balance, seasonality, customer credit-worthiness, changes in the size and composition of the loan portfolio, delinquency levels, bankruptcy filings, actual credit loss experience, as well as current economic conditions and expectations of future market conditions. Management also incorporates qualitative adjustments to the quantitative model to capture the impact of events that are not easily captured in the model.
Determining the appropriate level of qualitative adjustments is inherently subjective and relies on significant judgment. Given the subjective nature and amount of judgment required in developing these estimates, performing audit procedures to evaluate the reasonableness of the allowance for credit losses required a high degree of auditor judgment, an increased extent of audit effort, and the need to involve more experienced audit professionals.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allowance for credit losses included the following procedures, among others:
•We evaluated the appropriateness of the ACL modeling framework, including the use of qualitative adjustments.
•We involved our credit specialists to review the CECL model code, perform procedures to evaluate completeness of datasets, and recalculate management’s comparison of actual results with previously estimated reserves and charge-offs
•We evaluated the extent, accuracy, and completeness of the data used to develop the CECL model and to estimate the allowance for credit losses at the date of the adoption and the end of the year.
•We evaluated the qualitative adjustments to the quantitative loss rates, including assessing the basis for the adjustments and the reasonableness of the significant assumptions.
•We evaluated the reasonableness of the Company’s assumptions and judgments in estimating qualitative adjustments, including obtaining third-party macroeconomic data and evaluating any contradictory evidence.
•We evaluated the magnitude and proportion of the overall allowance, including the directional consistency and magnitude of the qualitative adjustments as of the adoption date and through the end of the year.
•In order to identify potential bias in the determination of the ACL, we performed analytical analysis, including a retrospective review, various coverage and ratio analysis to evaluate the relevance of the underlying drivers used to determine the qualitative adjustments.

/s/ Deloitte & Touche LLP
San Francisco, California
September 17, 2021
We have served as the Company’s auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of Affirm Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated statement of operations, changes in redeemable convertible preferred stock and stockholders’ deficit, and cash flows of Affirm Holdings, Inc. (the Company) for the year ended June 30, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the 2019 financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended June 30, 2019, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP
San Francisco, California
October 7, 2020
We served as the Company’s auditor from 2017 to 2020.

AFFIRM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	June 30, 2021	June 30, 2020
Assets
Cash and cash equivalents	$1,466,558	$267,059
Restricted cash	226,074	61,069
Loans held for sale	13,030	4,459
Loans held for investment	2,022,320	1,034,312
Allowance for credit losses	(117,760)	(95,137)
Loans held for investment, net	1,904,560	939,175
Accounts receivable, net	91,575	59,001
Securitization notes receivable and residual certificates (at fair value)	16,170	—
Property, equipment and software, net	62,499	48,140
Goodwill	516,515	1,255
Intangible assets	67,930	2,496
Commercial agreement assets	227,377	—
Other assets	274,679	19,597
Total Assets	$4,866,967	$1,402,251
Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Liabilities:
Accounts payable	$57,758	$18,361
Payable to third-party loan owners	50,079	24,998
Accrued interest payable	2,751	1,860
Accrued expenses and other liabilities	317,951	27,810
Convertible debt	—	74,222
Notes issued by securitization trusts	1,176,673	—
Funding debt	680,602	817,926
Total liabilities	2,285,814	965,177
Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, $0.00001 par value, 30,000,000 and 124,453,009 shares authorized as of June 30, 2021 and June 30, 2020, respectively; zero and 122,115,971 shares issued and outstanding as of June 30, 2021 and June 30, 2020, respectively; liquidation preference of $0 and $809,032 as of June 30, 2021 and June 30, 2020, respectively	—	804,170
Stockholders’ equity (deficit):
Common stock, $0.00001 par value, no shares authorized, issued and outstanding at June 30, 2021; 232,000,000 shares authorized, 47,684,427 shares issued and outstanding as of June 30, 2020	—	—
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 181,131,728 shares issued and outstanding as of June 30, 2021; no shares authorized, issued and outstanding as of June 30, 2020	2	—
Class B common stock, par value $0.00001 per share: 88,226,376 shares authorized, issued and outstanding as of June 30, 2021; no shares authorized, no shares issued and outstanding as of June 30, 2020	1	—
Additional paid in capital	3,462,762	80,373
Accumulated deficit	(888,381)	(447,167)
Accumulated other comprehensive gain (loss)	6,769	(302)
Total stockholders’ equity (deficit)	2,581,153	(367,096)
Total Liabilities, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)	$4,866,967	$1,402,251

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS, CONT.
(in thousands, except shares and per share amounts)

The following table presents the assets and liabilities of consolidated variable interest entities (“VIEs”), which are included in the consolidated balance sheets above. The assets in the table below may only be used to settle obligations of consolidated VIEs and are in excess of those obligations. The liabilities in the table below include liabilities for which creditors do not have recourse to the general credit of the Company. Additionally, the assets and liabilities in the table below include third-party assets and liabilities of consolidated VIEs only and exclude intercompany balances that eliminate upon consolidation.

	June 30, 2021	June 30, 2020
Assets of consolidated VIEs, included in total assets above
Restricted cash	$142,385	$28,788
Loans held for investment	1,743,810	935,085
Allowance for credit losses	(94,463)	(87,467)
Loans held for investment, net	1,649,347	847,618
Accounts receivable, net	8,209	8,146
Other assets	3,683	3,345
Total assets of consolidated VIEs	$1,803,624	$887,897
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$2,927	$492
Accrued interest payable	2,613	1,732
Accrued expenses and other liabilities	3,820	565
Notes issued by securitization trusts	1,176,673	—
Funding debt	607,394	817,926
Total liabilities of consolidated VIEs	1,793,427	820,715
Total net assets	$10,197	$67,182

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year Ended June 30,
	2021	2020	2019
Revenue
Merchant network revenue	$379,551	$256,752	$132,363
Virtual card network revenue	49,851	19,340	7,911
Total network revenue	429,402	276,092	140,274
Interest income	326,417	186,730	119,404
Gain (loss) on sales of loans	89,926	31,907	(440)
Servicing income	24,719	14,799	5,129
Total Revenue, net	$870,464	$509,528	$264,367
Operating Expenses
Loss on loan purchase commitment	$246,700	$161,452	$73,383
Provision for credit losses	65,878	105,067	78,025
Funding costs	52,700	32,316	25,895
Processing and servicing	73,767	49,831	32,669
Technology and data analytics	256,082	122,378	76,071
Sales and marketing	184,279	25,044	16,863
General and administrative	370,251	121,230	88,902
Total Operating Expenses	1,249,657	617,318	391,808
Operating Loss	$(379,193)	$(107,790)	$(127,441)
Other income (expense), net	(54,073)	(4,432)	7,022
Loss Before Income Taxes	$(433,266)	$(112,222)	$(120,419)
Income tax (benefit) expense	(2,343)	376	36
Net Loss	$(430,923)	$(112,598)	$(120,455)
Excess return to preferred stockholders on repurchase	—	(13,205)	(14,113)
Net Loss Attributable to Common Stockholders	$(430,923)	$(125,803)	$(134,568)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$7,042	$(302)	$—
Unrealized gains on investments	29	—	—
Net Other Comprehensive Income (Loss)	7,071	(302)	—
Comprehensive Loss	$(423,852)	$(112,900)	$(120,455)
Per share data:
Net loss per share attributable to common stockholders for Class A and Class B:
Basic	$(2.72)	$(2.63)	$(2.84)
Diluted	$(2.88)	$(2.63)	$(2.84)
Weighted average common shares outstanding:
Basic	158,367,923	47,856,720	47,345,328
Diluted	159,244,611	47,856,720	47,345,328

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2018	100,443,538	$495,376	44,486,618	$—	$28,092	$(197,364)	$—	$(169,272)
Issuance of common stock	—	—	3,451,035	—	6,475	—	—	6,475
Repurchases of common stock	—	—	(859,445)	—	(2,212)	(419)	—	(2,631)
Issuance of redeemable convertible preferred stock, net of issuance costs of $4,217	23,310,166	303,083	—	—	—	—	—	—
Repurchases of redeemable convertible preferred stock	(1,100,000)	(385)	—	—	(14,113)	—	—	(14,113)
Stock-based compensation	—	—	—	—	36,582	—	—	36,582
Net loss	—	—	—	—	—	(120,455)	—	(120,455)
Balance as of June 30, 2019	122,653,704	$798,074	47,078,208	$—	$54,824	$(318,238)	$—	$(263,414)
Issuance of common stock	—	—	2,101,317	—	2,733	—	—	2,733
Repurchases of common stock	—	—	(1,495,098)	—	(2,522)	(16,331)	—	(18,853)
Issuance of redeemable convertible preferred stock, net of issuance costs of $0	1,175,872	15,481	—	—	—	—	—	—
Repurchases of redeemable convertible preferred stock	(1,713,605)	(9,385)	—	—	(13,205)	—	—	(13,205)
Convertible notes beneficial conversion option	—	—	—	—	5,998	—	—	5,998
Stock-based compensation	—	—	—	—	32,545	—	—	32,545
Foreign currency translation	—	—	—	—	—	—	(302)	(302)
Net loss	—	—	—	—	—	(112,598)	—	(112,598)
Balance as of June 30, 2020	122,115,971	$804,170	47,684,427	$—	$80,373	$(447,167)	$(302)	$(367,096)

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT), CONT.
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares[2]	Amount
Balance as of June 30, 2020	122,115,971	$804,170	47,684,427	$—	$80,373	$(447,167)	$(302)	$(367,096)
Issuance of redeemable convertible preferred stock, net of issuance costs of $143	21,836,687	434,542	—	—	—	—	—	—
Conversion of convertible debt	4,444,321	88,559	—	—	(42,124)	—	—	(42,124)
Conversion of redeemable convertible preferred stock	(148,396,979)	(1,327,271)	148,396,979	2	1,327,269	(11)	—	1,327,260
Issuance of common stock upon initial public offering, net of issuance costs of $6,871	—	—	28,290,000	1	1,305,176	—	—	1,305,177
Issuance of common stock upon exercise of stock options	—	—	12,418,931	—	46,462	—	—	46,462
Issuance of common stock upon exercise of warrants	—	—	20,651,583	—	271,156	—	—	271,156
Issuance of common stock for acquisitions	—	—	9,167,515	—	331,498	—	—	331,498
Vesting of restricted stock units	—	—	2,878,060	—	—	—	—	—
Repurchases of common stock	—	—	(129,391)	—	(800)	—	—	(800)
Stock-based compensation	—	—	—	—	302,032	—	—	302,032
Tax withholding on stock-based compensation	—	—	—	—	(158,280)	—	—	(158,280)
Effects of adoption of new accounting standards	—	—	—	—	—	(9,980)	—	(9,980)
Deconsolidation of variable interest entity	—	—	—	—	—	(300)	—	(300)
Foreign currency translation adjustments	—	—	—	—	—	—	7,042	7,042
Unrealized gains on investments	—	—	—	—	—	—	29	29
Net Loss	—	—	—	—	—	(430,923)	—	(430,923)
Balance as of June 30, 2021	—	$—	269,358,104	$3	$3,462,762	$(888,381)	$6,769	$2,581,153

The accompanying notes are an integral part of these consolidated financial statements.
2 The share amounts listed above combine common stock, Class A common stock and Class B common stock.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended June 30,
	2021	2020	2019
Cash Flows from Operating Activities
Net Loss	$(430,923)	$(112,598)	$(120,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	65,878	105,067	78,025
Amortization of premiums and discounts on loans, net	(90,371)	(27,605)	(19,375)
(Gain) loss on sales of loans	(89,926)	(31,907)	440
Changes in fair value of assets and liabilities	51,655	2,847	(940)
Amortization of commercial agreement assets	69,103	—	—
Amortization of debt issuance costs	6,416	2,313	1,698
Stock-based compensation	288,033	29,625	33,701
Depreciation and amortization	19,979	9,444	5,266
Impairment of right of use assets	11,544	—	—
Other	5,129	81	36
Purchases of loans held for sale	(2,640,734)	(2,101,483)	(858,661)
Proceeds from the sale of loans held for sale	2,594,835	2,021,938	813,309
Change in operating assets and liabilities:
Accounts receivable, net	(22,934)	(19,049)	(24,791)
Other assets	(209,139)	19,936	(17,105)
Accounts payable	32,223	7,514	4,435
Payable to third-party loan owners	25,082	8,279	6,311
Accrued interest payable	1,395	428	675
Accrued expenses and other liabilities	119,625	13,868	9,782
Net Cash Used in Operating Activities	(193,130)	(71,302)	(87,649)
Cash Flows from Investing Activities
Purchases and originations of loans held for investment	(5,897,252)	(2,830,320)	(1,892,508)
Proceeds from the sale of loans held for investment	824,011	303,433	147,103
Principal repayments and other loan servicing activity	4,324,618	2,294,833	1,412,927
Acquisitions, net of cash and restricted cash acquired	(222,433)	—	—
Additions to property, equipment and software	(20,252)	(21,019)	(19,406)
Purchases of intangibles	—	—	(1,844)
Other investing cash inflows	1,453	—	—
Other investing cash outflows	(32,178)	—	—
Net Cash Used in Investing Activities	(1,022,033)	(253,073)	(353,728)
Cash Flows from Financing Activities
Proceeds from funding debt	2,942,254	2,132,805	1,354,550
Payment of debt issuance costs	(12,499)	(7,687)	(4,850)
Principal repayments of funding debt	(3,165,103)	(1,882,155)	(1,080,481)
Proceeds from issuance of notes by securitization trusts	1,395,879	—	—
Principal repayments of notes issued by securitization trusts	(210,368)	—	—
Proceeds from issuance of convertible debt, net	—	75,000	—
Proceeds from issuance of redeemable convertible preferred stock, net	434,542	15,481	303,083
Repurchases and conversion of redeemable convertible preferred stock	(13)	(22,591)	(14,498)
Proceeds from initial public offering, net	1,305,176	—	—
Proceeds from exercise of common stock options and warrants	47,042	2,733	6,475
Repurchases of common stock	(800)	(18,854)	(2,631)
Payments of tax withholding for stock-based compensation	(158,280)	—	—
Net Cash Provided by Financing Activities	2,577,830	294,732	561,648
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,837	—	—
Net Increase (Decrease) in Cash and Cash Equivalents and Restricted Cash	1,364,504	(29,643)	120,271
Cash and cash equivalents and restricted cash, beginning of period	328,128	357,771	237,500
Cash and Cash Equivalents and Restricted Cash, end of period	$1,692,632	$328,128	$357,771
The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(in thousands)

	Year Ended June 30,
	2021	2020	2019
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$41,690	$28,085	$27,838
Cash paid for income taxes	219	—	—
Cash paid for operating leases	13,215	—	—
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Stock-based compensation included in capitalized internal-use software	$13,999	$2,921	$2,882
Additions to property and equipment included in accrued expenses	6	27	3,023
Issuance of warrants in exchange for commercial agreement	270,579	—	—
Acquisition of commercial agreement assets	25,900	—	—
Conversion of redeemable convertible preferred stock	1,327,271	—	—
Conversion of convertible debt	88,559	—	—
Issuance of common stock in connection with acquisition	331,498	—	—
Right of use assets obtained in exchange for operating lease liabilities	78,421	—	—
The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Business Description

Affirm Holdings, Inc. (“Affirm,” the “Company,” “we,” “us,” or “our”), headquartered in San Francisco, California, provides consumers with a simpler, more transparent, and flexible alternative to traditional payment options. Our mission is to deliver honest financial products that improve lives. Through our next-generation commerce platform and partnerships with originating banks, we enable consumers to confidently pay for a purchase over time, with terms ranging from one to sixty months. When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model, and once approved, the consumer selects their preferred repayment option. The majority of loans are funded and issued by our originating bank partners.

Merchants partner with us to transform the consumer shopping experience and to acquire and convert customers more effectively through our frictionless point-of-sale payment solution. Consumers get the flexibility to buy now and make simple monthly payments for their purchases and merchants see increased average order value, repeat purchase rate, and an overall more satisfied customer base. Unlike legacy payment options and our competitors’ product offerings, which charge deferred or compounding interest and unexpected costs, we disclose up-front to consumers exactly what they will owe — no hidden fees, no deferred interest, no penalties.

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

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Our financial statements have been prepared on a consolidated basis. Under this basis of presentation, our financial statements consolidate all wholly owned subsidiaries and variable interest entities (“VIEs”), in which we have a controlling financial interest. These include various business trust entities and limited partnerships established to enter into warehouse credit agreements with certain lenders for funding debt facilities and asset-backed securitization transactions.

Our variable interests in VIEs generally arise from contractual, ownership, or other monetary interests in the entity that value changes with fluctuations in the fair value of the entity’s net assets. We consolidate a VIE when we are deemed to be the primary beneficiary. We assess whether or not we are the primary beneficiary of a VIE on an ongoing basis.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Material estimates that are particularly susceptible to significant change relate to determination of the variable consideration for revenue, the allowance for credit losses, capitalized internal-use software development costs, valuation allowance for deferred tax assets, convertible debt derivatives, loss on loan purchase commitment, the fair value of servicing assets and liabilities, discount on self-originated loans, the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations, the fair value of contingent consideration related to business combinations, the evaluation for impairment of intangible assets and goodwill, the incremental borrowing rate used in discounting our lease liabilities, the fair value of residual certificates issued by our securitization trusts, and stock-based compensation. We base our estimates on historical experience, current events and other factors we believe to be reasonable under the circumstances. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results will be materially affected.

These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ materially from those estimates.

Segment Reporting

We conduct our operations through a single operating segment and, therefore, one reportable segment. Operating segments are components of a company for which separate financial information is internally produced for regular use by the Chief Operating Decision Maker (“CODM”) to allocate resources and assess the performance of the business. Our CODM, the Chief Executive Officer of Affirm Holdings, Inc., uses a variety of measures to assess the performance of the business; however, detailed profitability information that could be used to allocate resources and assess the performance of the business is managed and reviewed for the consolidated company as a whole.

Business Combinations

We use the acquisition method of accounting for business combination transactions, and, accordingly, recognize the fair values of assets acquired and liabilities assumed in our consolidated financial statements. Assets acquired and liabilities assumed in a business combination that arise from contingencies are recognized at fair value. Transaction costs related to the acquisition of the acquired company are expensed as incurred. The allocation of fair values may be subject to adjustment after the initial allocation for up to a one-year period as more information becomes available relative to the fair values as of the acquisition date. The consolidated financial statements include the results of operations of any acquired company since the acquisition date.

Cash and Cash Equivalents

Cash and cash equivalents consist of checking, money market and savings accounts held at financial institutions or highly liquid investments purchased with an original maturity of three months or less.

Restricted Cash

Restricted cash consists primarily of: (i) deposits restricted by standby letters of credit for office leases; (ii) funds held in accounts as collateral for our originating bank partners; and (iii) servicing funds held in accounts contractually restricted by agreements with warehouse credit facilities, securitization trusts, and third-party loan owners. We have no ability to draw on such funds as long as they remain restricted under the applicable agreements.

Loans Held for Investment

We either originate loans directly or purchase our loans from our originating bank partners pursuant to the terms outlined in the respective executed loan sale program agreements. Loan receivables that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for investment and are reported at amortized cost, which includes unpaid principal balances, any related premiums including fees paid to our originating bank partners and discounts due to loan commitment liability, where applicable, adjusted for any charge-offs and the allowance for credit losses.

Loans Held for Sale

We sell certain loans to third-party loan buyers. A loan is initially classified as held for sale when the whole loan is identified as for sale. Loans classified as held for sale are recorded at the lower of amortized cost or fair value. A loan that is initially designated as held for sale or held for investment may be reclassified when our intent for that loan changes. When a loan held for investment is reclassified to held for sale and reported at fair value, any allowance for the credit loss related to that loan is released and any fair value adjustment to record the loan at the lower of amortized cost or fair value is recorded. Our loans designated as held for sale are generally sold within one to three days of the balance sheet date at a gain. As of June 30, 2021, on a portfolio level, the fair value of loans held for sale exceeds amortized cost.

Transfers of Financial Assets

We account for loan sales in accordance with ASC 860, "Transfers and Servicing" ("ASC 860") which states that a transfer of financial assets, a group of financial assets, or a participating interest in a financial asset is accounted for as a sale if all of the following conditions are met:

a.The financial assets are isolated from the transferor and its consolidated affiliates as well as its creditors;
b.The transferee or beneficial interest holders have the right to pledge or exchange the transferred financial assets; and
c.The transferor does not maintain effective control of the transferred assets.

For the years ended June 30, 2021, 2020, and 2019, all loan sales met the requirements for sale treatment in accordance with ASC 860. We record the gain or loss on the sale of a loan at the sale date in an amount equal to the proceeds received, adjusted for initial recognition of servicing assets or liabilities obtained at the date of sale, less the carrying value of the loan.

Upon the sale of a loan to a third-party loan buyer or unconsolidated securitization in which we retain servicing rights, we may recognize a servicing asset or liability. Receiving more than adequate compensation, as defined by ASC 860, for servicing those loans results in recognition of a servicing asset. Receiving less than adequate compensation results in a servicing liability. Servicing assets and liabilities are recorded at fair value and are presented as a component of other assets or accrued expenses and other liabilities, respectively. The recognition of a servicing asset results in a corresponding increase to the gain (loss) on sales of loans. The recognition of a servicing liability results in a corresponding decrease to gain (loss) on sales of loans. The servicing rights are marked to fair value each period, with the subsequent adjustment recognized in servicing income. The subsequent measurement includes changes in inputs or assumptions used in the valuation model.

In connection with the sale of a loan to a third-party loan buyer or unconsolidated securitization, we may also recognize a recourse liability in accordance with ASC 460, "Guarantees" ("ASC 460") as in certain circumstances we may become required to repurchase loans from third-party investors due to breaches in representations and warranties. The recognition of a recourse liability results in a corresponding decrease to gain (loss) on sales of loans. The recourse liability is amortized over the loan term and remeasured each period based on the outstanding loan balance and changes in our expectation of future repurchase obligations.

Allowance for Credit Losses

The allowance for credit losses on loans held for investment is determined based on management’s current estimate of expected credit losses over the remaining contractual term, historical credit losses, consumer payment trends, estimates of recoveries, and future expectations on individual loans as of each balance sheet date. We immediately recognize an allowance for expected credit losses upon the origination of a loan. Adjustments to the allowance each period for changes in our estimate of lifetime expected credit losses are recognized in earnings through the provision for credit losses presented on our consolidated statements of operations and comprehensive loss. We have made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables. Previously recognized interest receivable from charged-off loans that is accrued but not collected from the consumer is reversed.

In estimating the allowance for credit losses, management utilizes a migration analysis of delinquent and current loan receivables. Migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through various stages of delinquency and to charge-off. The analysis focuses on the pertinent factors underlying the quality of the loan portfolio. These factors include historical performance, the age of the receivable balance, seasonality, customer credit-worthiness, changes in the size and composition of the loan portfolio, delinquency levels, bankruptcy filings, actual credit loss experience, and current economic conditions. We also take into consideration certain qualitative factors where we adjust our quantitative baseline using our best judgement to consider the inherent uncertainty regarding future economic conditions and consumer loan performance. For example, the Company considers the impact of current economic and environmental factors at the reporting date that did not exist over the period from which historical experience was used. As of June 30, 2021, we have considered the impact of government intervention and legislation in the form of stimulus checks, extended unemployment benefits, and small business relief on loan repayment and consumer behavior patterns.

When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for credit losses. Loans are charged-off in accordance with our charge-off policy, as the contractual principal becomes 120 days past due. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses. Refer to Note 4. Loans Held for Investment and Allowance for Credit Losses for more information.

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, and servicing fees due from third-party loan owners. We evaluate accounts receivable estimated to be uncollectible and provide allowances, as necessary, for doubtful accounts. This allowance was $4.1 million and $3.1 million as of June 30, 2021 and June 30, 2020, respectively.

Property, Equipment and Software, net

Property, equipment and software consist of computer and office equipment, capitalized internal-use software and website development costs and leasehold improvements. Property, equipment and software is stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are recognized using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of the improvement’s estimated useful life or the remaining lease term.

We capitalize costs to develop internal-use software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software or website will function and be used as intended. Capitalized internal-use software costs primarily include salaries and payroll-related costs for employees directly involved in the development efforts, software licenses acquired and fees paid to external consultants. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which ranges from three to five years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades. Capitalized internal-use software costs are included in property, equipment and software, and amortization expense is included in technology and data analytics expense in the consolidated statements of operations and comprehensive loss.

Property, equipment and software is tested for impairment when there is an indication that the carrying value of an asset group may not be recoverable. Carrying values are not recoverable when the undiscounted cash flows estimated to be generated by the assets are less than their carrying values. When an asset is determined not to be recoverable, the impairment is measured based on the excess, if any, of the carrying value of the asset over its respective fair value and recorded in the period the determination is made.

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

Identifiable intangible assets include developed technology, merchant relationships, and trade names resulting from acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated economic lives following the pattern in which the economic benefits of the assets will be consumed, which is on a straight-line basis. Acquired intangible assets are presented net of accumulated amortization on the consolidated balance sheets. We review the carrying amounts of intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We measure the recoverability of intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows we expect the asset to generate. If we consider any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In addition, we periodically evaluate the estimated remaining useful lives of long-lived intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization.

Funding Debt and Debt Issuance Costs

We borrow from various lenders to finance the purchase of loans from our originating bank partner. These borrowings are carried at amortized cost. Costs incurred in connection with borrowings, such as banker fees, commitment fees and legal fees, are classified as deferred debt issuance costs. We defer these costs and amortize them on a straight-line basis over the term of the debt. Interest payments and amortization of debt issuance costs incurred on debt used to fund purchases of loans from our originating bank partners are presented as funding costs in the consolidated statements of operations and comprehensive loss. Unamortized debt issuance costs are presented as a reduction of the associated debt.

Income Taxes

Income taxes are accounted for using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using the enacted tax rates and laws that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as an income tax expense (benefit) in the period that includes the enactment date.

Valuation allowances are provided when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the applicable tax law. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies; however, in evaluating the positive evidence available, expectations of future taxable income and projections for growth are usually not sufficient to overcome the negative evidence of the presence of a three-year cumulative loss. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex federal, state, and foreign tax laws and regulations, and positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination. In accordance with applicable accounting guidance, uncertain tax positions are recognized in the financial statements only when it is more likely than not the positions will be sustained upon examination by the tax authorities, assuming full knowledge of the position and all relevant facts. Interest and penalties, if any, on income tax uncertainties are classified within income tax expense in the income statement.

Fair Value of Assets and Liabilities

ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that use, as inputs, observable market-based parameters to the greatest extent possible.

Additionally, ASC 820 establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

•Level 1: Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever available.

◦Level 2: Inputs to the valuation methodology include quoted prices for similar assets or liabilities in active markets; inputs to the valuation methodology include quoted prices for identical or similar assets or liabilities in markets that are not active; or inputs to the valuation methodology that are derived principally from or can be corroborated by observable market data by correlation or other means.

◦Level 3: Inputs to the valuation methodology are unobservable and significant to the fair value measurement. Level 3 assets and liabilities include financial instruments whose value is determined using discounted cash flow methodologies, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

For equity investments, including equity securities and partnership interests that do not have a “readily determinable fair value,” or are not traded in a verifiable public market or are restricted for sale in the public market by a restricted stock legend or otherwise, we present and carry our investments using the measurement alternative which is cost minus impairment, if any, plus or minus changes resulting from observable price changes in “orderly transactions,” as defined in ASC Topic 321, "Investments — Equity Securities" ("ASC 321"), for the identical or a similar investment of the same issuer.

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

We may originate certain loans via our wholly-owned subsidiaries, with zero or below market interest rates. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, resulting in a loss, which we record as a reduction to merchant network revenue when we estimate that these losses will be recoverable over the term of our contract with the merchant. In order to continue to expand our consumer base, we may originate loans under certain merchant arrangements that we do not expect to achieve positive revenue. In these instances, the loss is recorded as sales and marketing expense.

On May 5, 2021, our largest merchant partner, Peloton, announced a voluntary recall of two of its products following a report by the U.S. Consumer Product Safety Commission released on April 17, 2021. Pursuant to ASC 606, we revised our estimate of the variable consideration associated with revenue earned on the facilitation of transactions related to the recalled products have recorded a reduction in revenue of $5.4 million during the year ended June 30, 2021.

A portion of merchant network revenue relates to affiliate network revenue, which is generated when a user makes a purchase on a merchant’s website after being directed from an advertisement on Affirm’s website or mobile application. We earn a commission as a percentage of the associated sale. Revenue is recognized at the point in time when the performance obligation has been fulfilled, which is when the sale occurs.

Virtual Card Network Revenue — Revenue from Contracts with Customers

We have agreements with issuer processors to facilitate transactions through the issuance of virtual debit cards to be used by consumers at checkout. Consumers can apply for a virtual debit card through the Affirm app and, upon approval, receive a single-use virtual debit card to be used for their purchase online or offline at a non-integrated merchant. The virtual debit card is funded at the time a transaction is authorized using cash held by the issuer processor in a reserve fund, which is ultimately funded and maintained by us. Our originating bank partner then originates a loan to the consumer once the transaction is confirmed by the merchant. The non-integrated merchants are charged interchange fees by the issuer processor for virtual debit card transactions, as with all debit card purchases, and the issuer processor shares a portion of this revenue with us. We also leverage this issuer processor as a means of integrating certain merchants. Similarly, for these arrangements with integrated merchants, the merchant is charged interchange fees by the issuer processor and the issuer processor shares a portion of this revenue with us.

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

Interest Income

We accrue interest income using the effective interest method. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the borrower involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed and any interest that would have been earned during the disputed period is retroactively accrued. As of June 30, 2021 and June 30, 2020, the balance of loans held for investment on non-accrual status was $1.1 million and $0.3 million, respectively.

The account is charged-off in the period if the account becomes 120 days past due or meets other charge-off policy requirements. Past due status is based on the contractual terms of the loans. Previously recognized interest receivable from charged-off loans that is accrued but not collected from the consumer is reversed.

Any discounts or premiums on loan receivables created upon the purchase of a loan from our originating bank partners or upon the origination of a loan are amortized into interest income over the life of the loan using the effective interest method. The amortization is presented together as interest income in the consolidated statements of operations and comprehensive loss.

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

Loss on Loan Purchase Commitment

We purchase certain loans from our originating bank partners that are processed through our platform and our originating bank partner puts back to us. Under the terms of the agreements with our originating bank partners, we are generally required to pay the principal amount plus accrued interest for such loans. In certain instances, our originating bank partners may originate loans with zero or below market interest rates that we are required to purchase. In these instances, we may be required to purchase the loan for a price in excess of the fair market value of such loans, which results in a loss. These losses are recognized as loss on loan purchase commitment in our consolidated statements of operations and comprehensive loss.

Due to the nature of this arrangement with our originating bank partners, we recognize a net liability for this commitment when the merchant confirms the transaction. This liability is recorded at fair value, which is determined by the difference between the estimated fair value of the loan and the anticipated purchase price. Upon purchase, the liability is included in the amortized cost basis of the purchased loan as a discount, which is amortized into interest income over the life of the loan.

Customer Referral Partners

From time to time, we make payments to customer referral partners providing lead generation services for each transaction processed through our technology platform. We first evaluate whether the customer referral partner is a customer or a vendor. We consider customer referral partners as customers if we determine they are the principal to eligible merchants in providing the facilitation of credit service. We consider customer referral partners as vendors if we determine that we are the principal to eligible merchants in providing the facilitation of credit service. Payments made to customer referral partners that are not considered to be our customers are expensed over the period of benefit and recorded in processing and servicing within our consolidated statements of operations and comprehensive loss.

Advertising Costs

Advertising costs are expensed as incurred and are included within sales and marketing in our consolidated statements of operations and comprehensive loss. For the years ended June 30, 2021, 2020, and 2019, advertising costs totaled $48.1 million, $3.3 million and $2.6 million, respectively.

Foreign Currency

We have wholly-owned foreign subsidiaries that use the local currency of their respective country as their functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenue, costs, and expenses of these subsidiaries are translated into U.S. dollars using daily exchange rates when incurred. Gains and losses resulting from these translations are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other income (expense), net, in our consolidated statements of operations and comprehensive loss.

Stock-Based Compensation

We account for stock-based compensation expense in accordance with the fair value recognition and measurement guidance, which requires compensation cost for the grant date fair value of stock-based awards to be recognized over the requisite service period. In addition, we made an accounting policy election to estimate the expected forfeiture rate for service-based awards and only recognize expense for those stock-based awards expected to vest. We estimate the forfeiture rate based on our historical experience with stock-based awards that are granted and forfeited prior to vesting.

The fair value of stock-based awards, granted or modified, is determined on the grant date (or modification or acquisition dates, if applicable) at fair value, using appropriate valuation techniques.

Service-Based Awards

We record stock-based compensation expense for service-based stock options and restricted stock units (“RSUs") on a straight-line basis over the requisite service period, which is generally four years. The fair value of each option on the date of grant is determined using the Black Scholes-Merton option pricing model using the single-option award approach. Volatility is based on historical volatility rates obtained from comparable publicly-traded companies that operate in the same or related business as us, as there is a limited time period of historical market data for our common stock. The risk-free interest rate is determined using a U.S. Treasury rate for the period that coincides with the expected term set forth. We used the simplified method to determine an estimate of the expected term of an employee stock option.

We account for stock-based awards to non-employees, including consultants, in accordance with ASC Topic 718, "Compensation — Stock Compensation" ("ASC 718"), in which equity-classified awards are measured at the grant date fair value and recognized as expense in the period and manner as though we had paid cash in exchange for goods or services instead of granting a stock-based award.

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

Basic and Diluted Net Loss per Common Share

We calculate net income or loss per share using the two-class method required for participating securities. The two-class method requires income available to common stockholders for the period to be allocated between common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Our common stock issued upon the early exercise of stock options and redeemable convertible preferred stock are participating securities. We consider any shares issued upon early exercise of stock options, subject to repurchase, to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a cash dividend is declared on our common stock. These participating securities do not contractually require the holders of such shares to participate in our losses. As such, net losses for the years presented were not allocated to our participating securities.

We calculate basic net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.

We calculate diluted net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding after giving consideration to the dilutive effect of our redeemable convertible preferred stock, stock options, restricted stock units, convertible debt and common stock warrants that are outstanding during the period. We have generated a net loss in all periods presented, and therefore, the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive. During the years ended June 30, 2021, 2020 and 2019, the excess of the repurchase price of preferred stock over its carrying value has been recorded as an increase to net loss to determine net loss attributable to common stockholders, basic and diluted.

Recently Adopted Accounting Standards

As of March 31, 2021, we no longer qualified as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are no longer entitled to take advantage of the exemptions from various reporting requirements applicable to emerging growth companies, including extended transition periods for complying with new or revised accounting standards. Accordingly, as discussed more fully below, we adopted certain new or revised accounting standards during the year ended June 30, 2021 for which adoption previously had been deferred.

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

Income Taxes

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes”, which removes certain exceptions related to the approach for intraperiod tax allocation, recognizing deferred tax liabilities for outside basis differences and calculating income taxes in interim periods. The guidance also reduces complexity in certain areas, including franchise taxes that are partially based on income and accounting for tax law changes in interim periods. We early adopted the new standard effective July 1, 2020 on a prospective basis. The adoption of the new standard did not have a material impact on our consolidated financial statements.

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

As a result of the adoption of ASC 842, we recognized ROU assets included in other assets in the consolidated balance sheets and lease liabilities for operating leases included in accrued expenses and other liabilities in the consolidated balance sheets of $66.7 million and $71.2 million, respectively, as of July 1, 2020 with a $0.1 million in cumulative effect adjustment to accumulated deficit. The aggregate lease liability differs from the ROU asset primarily due the unamortized balance of deferred rent, which, prior to July 1, 2020, was included in accrued expenses and other liabilities in the consolidated balance sheet. ROU assets are reviewed for impairment, consistent with other long-lived assets, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. After an ROU asset is impaired, any remaining balance of the ROU asset is amortized on a straight-line basis over the shorter of the remaining lease term or the estimated useful life.

We currently have no finance leases. The adoption of the new lease accounting standard had no material impact on cash provided by or used in operating, investing or financing activities in our consolidated statements of cash flows. The adoption of the new lease accounting standard also did not have a material impact our consolidated statements of operations and comprehensive loss.

Financial Instruments — Credit Losses

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326)” ("ASC 326"). The amendments replaced the incurred loss impairment methodology with the current expected credit loss model ("CECL"). Subsequent to the issuance of ASU 2016-13, the FASB issued several amendments to ASC 326 to clarify or improve the financial instruments credit losses standard such as codification and targeted improvements in ASUs 2018-19, 2019-04, 2019-05, 2019-11 and 2020-03.

Following the loss of our emerging growth company status, we adopted ASC 326 effective July 1, 2020 using the modified retrospective approach for our loans held for investment, which resulted in an increase in the allowance for credit losses of $10.1 million and a cumulative effect adjustment to the beginning balance of accumulated deficit of $10.1 million. Results for reporting periods beginning on or after July 1, 2020 are presented under the new standard, while prior period results before the adoption of CECL on July 1, 2020 continue to be reported in accordance with previously applicable GAAP.

Upon adoption of ASC 326, we maintained our current allowance model and included credit loss allowance assumptions in compliance with ASC 326, which included forecasts for prepayments, recoveries, historical performance, credit rating, as well as current market conditions and expectations for future market conditions. Effective April 1, 2021 we implemented a more granular credit loss allowance forecasting model for loans with an initial term of 18 months or less, while maintaining our existing model for loans with an initial term greater than 18 months. Under our revised methodology, we estimate delinquency transitions at the loan-level based on current loan status, loan age, credit tier, and other loan characteristics in order to predict the likelihood that any particular loan will be charged off.

We have included the disclosures required by ASC 326 in Note 4. Loans Held for Investment and Allowance for Credit Losses.

    We have adopted all new accounting pronouncements that are in effect and applicable to us for the period ended June 30, 2021.

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Interbank Offered Rate (“LIBOR”). This ASU is effective for all entities upon issuance as of March 12, 2020 through December 31, 2022. In January 2021, the FASB also issued ASU 2021-01, “Reference Rate Reform (Topic 848)” which provides additional optional expedients and exceptions applicable to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This ASU is effective for all entities upon issuance as of January 7, 2021 through December 31, 2022. We are in the process of reviewing our derivatives agreements, revolving credit agreements and loan sale agreements that utilize LIBOR as the reference rate and evaluating the impact of Reference Rate Reform. Throughout the remaining effective period for ASU 2020-04 and ASU 2021-01, we will continue to evaluate the applicable relief measures within each of these amendments and will determine any impact on our consolidated financial statements.

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

3.   Interest Income

Interest income consisted of the following components (in thousands):

	Year Ended June 30,
	2021	2020	2019
Interest income on unpaid principal balance	$237,526	$163,374	$103,731
Amortization of discount on loans held for investment	101,078	35,251	21,833
Amortization of premiums on loans held for investment	(9,018)	(6,157)	(2,458)
Interest receivable charged-off, net of recoveries	(3,169)	(5,738)	(3,702)
Total interest income	$326,417	$186,730	$119,404

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	June 30, 2021	June 30, 2020
Unpaid principal balance	$2,058,863	$1,049,618
Accrued interest receivable	15,466	8,707
Premiums on loans held for investment	7,071	4,646
Less: Discount due to loss on loan purchase commitment	(53,177)	(28,659)
Less: Discount on loans acquired through business combination	(5,903)	—
Total loans held for investment	$2,022,320	$1,034,312

The majority of the loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $7,927.7 million, $4,726.5 million, and $2,744.8 million for the years ended June 30, 2021, 2020, and 2019, respectively.

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

Our proprietary score (“ITACs”) is assigned to most loans facilitated through our technology platform, ranging from zero to 100, with 100 representing the highest credit quality and in turn the lowest likelihood of loss. The ITACs model analyzes the characteristics of a consumer's attributes that are shown to be predictive of both willingness and ability to repay including, but not limited to: basic features of a consumer's credit profile, a consumer's prior repayment performance with other creditors, current credit utilization, and legal and policy changes. When a consumer passes both fraud and credit policy checks, the application is assigned an ITACs score. ITACs is also used for portfolio performance monitoring. Our credit risk organization closely tracks the distribution of a consumer ITACs as well as the ITACs of loans to monitor for signs of a changing credit profile within the portfolio. Repayment performance within each ITACs band is also monitored to support both the integrity of the risk scoring models and to measure possible changes in consumer behavior amongst various credit tiers.

The following table presents an analysis of the credit quality, by ITACs score, of the amortized cost basis by fiscal year of origination on loans held for investment (in thousands) as of June 30, 2021:

	Amortized Costs Basis by Fiscal Year of Origination
	2021	2020	2019	2018	2017	Prior	Total
96+	$1,222,579	$107,997	$7,368	$115	$—	$—	$1,338,059
94 – 96	399,207	7,914	407	11	—	—	407,539
90 – 94	137,099	1,879	13	—	—	—	138,991
<90	26,260	119	—	—	—	—	26,379
No score(1)	93,721	13,166	1,632	368	28	1	108,916
Total loan receivables	$1,878,866	$131,075	$9,420	$494	$28	$1	$2,019,884
Current period charge-offs	$32,747	$30,488	$1,862	$58	$(4)	$(2)	$65,149
Current period recoveries	(1,058)	(4,593)	(4,516)	(2,108)	(1,484)	(175)	(13,934)
Current period net charge-offs	$31,689	$25,895	$(2,654)	$(2,050)	$(1,488)	$(177)	$51,215

(1)This balance represents loan receivables in new markets without sufficient data currently available for use of the Affirm scoring methodology as well as loan receivables originated by PayBright.

Loan receivables are defined as past due if either the principal or interest have not been received within four calendars days of when they are due in accordance with the agreed upon contractual terms. The following table presents an aging analysis of the amortized cost basis on loans held for investment by delinquency status (in thousands):

	June 30, 2021	June 30, 2020
Non-delinquent loans	$1,939,976	$1,019,492
4 – 29 calendar days past due	43,838	16,765
30 – 59 calendar days past due	17,267	5,393
60 – 89 calendar days past due	12,044	6,268
90 – 119 calendar days past due	6,759	6,159
Total amortized cost basis	$2,019,884	$1,054,077

We maintain an allowance for credit losses at a level that we believe is appropriate to absorb probable losses inherent in our loans. The allowance for credit losses covers estimated losses for individually assessed loans and includes estimates which rely on economic conditions, forecasts, and historical loan performance. When loans are charged off, we recognize this as a charge against the allowance for credit losses. We may continue to attempt to recover amounts from the respective consumers. The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. It is comprised of specific allowance for individually assessed loans which are regularly evaluated to maintain a level adequate to absorb expected losses inherent in the loan portfolio. Refer to Note 2. Summary of Significant Accounting Policies for additional information.

The following table details activity in the allowance for credit losses (in thousands):

	Year Ended June 30,
	2021	2020	2019
Balance at beginning of period	$95,137	$66,260	$35,949
Adjustment due to adoption of new accounting standard	10,083	—	—
Provision for credit losses	63,755	101,540	77,416
Charge-offs	(65,149)	(81,052)	(50,107)
Recoveries of charged-off receivables	13,934	8,389	3,002
Balance at end of period	$117,760	$95,137	$66,260

5.   Business Combinations

PayBright

On January 1, 2021, Affirm Canada Holdings Ltd. (“Affirm Canada”), a subsidiary of Affirm, and Affirm acquired all outstanding stock of PayBright, Inc., one of Canada’s leading buy now, pay later providers, for approximately $288.8 million. We have included the financial results of PayBright in our consolidated financial statements from the date of acquisition.

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

For further details on our fair value methodology with respect to the contingent consideration, see Note 13. Fair Value of Financial Assets and Liabilities.

The acquisition of PayBright was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC 805, "Business Combinations" ("ASC 805"). The acquired PayBright assets, including identifiable intangible assets and liabilities assumed, have been recorded at their estimated fair values with the excess purchase price assigned to goodwill. The goodwill was primarily attributed to future synergies from integration, new customer acquisitions, and the value of assembled workforce in Canada. Goodwill is not expected to be deductible for income tax purposes.

The following table summarizes the allocation of the consideration paid of approximately $288.8 million to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$8,219
Restricted cash	1,469
Loans held for investment	89,570
Accounts receivable, net	1,537
Property, equipment and software, net	586
Intangible assets	16,653
Other assets	5,651
Total assets acquired	$123,685
Accounts payable	6,579
Accrued interest payable	23
Accrued expenses and other liabilities	193
Funding debt	85,310
Total liabilities assumed	$92,105
Net assets acquired	$31,580
Goodwill	257,174
Total purchase price	$288,754

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life (Years)
Developed technology	$6,127	3
Merchant relationships	9,505	4
Trade name	1,021	5
Total intangible assets	$16,653

The transaction costs associated with the acquisition were approximately $2.4 million for the year ended June 30, 2021, which are included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

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

	Year Ended June 30,
	2021	2020
Revenue	$886,937	$524,657
Net loss	$(447,116)	$(128,244)

Returnly

On May 1, 2021, Affirm completed a merger transaction with Returnly Technologies, Inc. (“Returnly”), a leading provider of online return experiences for direct-to-consumer brands. Prior to the merger transaction, Affirm owned approximately 1% of the outstanding shares of Returnly. By effect of the merger transaction, Affirm acquired all of the remaining outstanding shares, increasing its equity interest from approximately 1% to 100%. We have included the financial results of Returnly in our consolidated financial statements from the date of acquisition.

The purchase price for the remaining interest was comprised of (i) approximately $71.5 million in cash and (ii) 2,989,697 shares of our common stock issued to the shareholders of Returnly at closing. We also issued 304,364 shares of our common stock, which are held in escrow and subject to forfeiture upon the termination of certain employees or if certain revenue milestones are not met. Because the future payment of the escrowed shares is contingent on continued employment, the arrangement represents stock-based compensation in the post combination period. Refer to Note 15. Equity and Cash Incentive Plans for additional information on the escrowed share arrangement.

The acquisition date fair value of the consideration transferred for Returnly was approximately $286.0 million, which consisted of the following (in thousands):

Cash	$71,484
Fair value of common stock transferred	214,475
Total acquisition date fair value of consideration transferred	$285,959

The acquisition date fair value of the equity interest in Returnly held by Affirm immediately before the acquisition date was $2.1 million, resulting in the recognition of a $1.6 million gain included in other income (expense), net in the consolidated statements of operations and comprehensive loss.

The acquisition of Returnly was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC 805. The acquired Returnly assets, including identifiable intangible assets and liabilities assumed, have been recorded at their estimated fair values with the excess purchase price assigned to goodwill. The goodwill was primarily attributed to future synergies from integration, new customer acquisitions, and the value of assembled workforce. Goodwill is not expected to be deductible for income tax purposes.

The following table summarizes the allocation of the fair value of the consideration paid and the previously held equity interest of approximately $288.1 million to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$3,788
Accounts receivable, net	9,585
Property, equipment and software	127
Intangible assets	45,900
Other assets	1,830
Total assets acquired	$61,230
Accounts payable	594
Accrued expenses and other liabilities	6,205
Total liabilities assumed	$6,799
Net assets acquired	$54,431
Goodwill	233,623
Total fair value of consideration transferred and previously held investment	$288,054

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands)

	Fair Value	Useful Life (Years)
Developed technology	$16,200	3
Merchant relationships	29,200	5
Trade name	500	1
Total intangible assets	$45,900

The fair value of the merchant relationship intangible asset was estimated by applying the income approach, which is based upon the discounted projected future cash flows attributable to the existing merchant relationships. The fair value of the developed technology intangible asset was determined by applying the replacement cost method. The fair value measurements are based on significant unobservable inputs, including management estimates and assumptions, and thus represent Level 3 measurements.

The transaction costs associated with the acquisition were approximately $1.8 million for the year ended June 30, 2021, which are included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

Unaudited Pro Forma Information

The following table reflects the pro forma consolidated total revenue and net loss for the periods presented as if the acquisition of Returnly had occurred on July 1, 2019 and combines the historical results of Affirm and Returnly. This supplemental unaudited pro forma information is based upon accounting estimates and judgments that we believe are reasonable and includes certain adjustments to conform accounting standards to U.S. GAAP. This supplemental unaudited pro forma financial information has been prepared for illustrative purposes only and is not necessarily indicative of what actual results would have occurred, or of results that may occur in the future.

	Year Ended June 30,
	2021	2020
Revenue	$880,603	$517,438
Net loss	$(465,875)	$(132,721)

Kite

On June 1, 2021, Affirm completed the acquisition of technology and intellectual property from Manhattan Engineering, Inc. and entered into employment arrangements with certain of its employees (“the Kite acquisition”). The purchase price was comprised of $26.0 million in cash, including $9.0 million held in escrow and subject to forfeiture if certain employees terminate within a stipulated time period.

The acquisition date fair value of the consideration transferred was approximately $24.8 million which consisted of the following (in thousands):

Cash	$26,000
Less: Fair value of contingent consideration asset	(1,241)
Total acquisition date fair value of consideration transferred	$24,759

For further details on our fair value methodology with respect to the contingent consideration asset, see Note 13. Fair Value of Financial Assets and Liabilities.

The acquisition was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC 805. The acquired identifiable intangible assets have been recorded at their estimated fair values with the excess purchase price assigned to goodwill. The goodwill was primarily attributed to the value of assembled workforce. The goodwill is expected to be deductible for income tax purposes.

The following table summarizes the allocation of the consideration paid of approximately $24.8 million to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Intangible assets	$6,975
Net assets acquired	6,975
Goodwill	17,784
Total purchase price	$24,759

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life (Years)
Developed technology	$6,900	3
Trademarks	75	1
Total intangible assets	$6,975

The fair values of the intangible assets were determined by applying the replacement cost method. The fair value measurements are based on significant unobservable inputs, including management estimates and assumptions, and thus represent Level 3 measurements.

The transaction costs associated with the acquisition were approximately $0.2 million for the year ended June 30, 2021, which are included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

Pro forma adjustments would only include the additional amortization that would have been charged assuming the intangible assets had been recorded as of July 1, 2019. Such adjustments would not be material to the consolidated statements of operations and comprehensive loss for the years ended June 30, 2021 and 2020.

6.   Balance Sheet Components

Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	June 30, 2021	June 30, 2020
Internally developed software	$68,197	$40,444
Leasehold improvements	15,212	16,645
Furniture and equipment	5,284	4,713
Computer equipment	6,707	3,990
Total Property, equipment and software, at cost	$95,400	$65,792
Less: Accumulated depreciation and amortization	$(32,901)	$(17,652)
Total Property, equipment and software, net	$62,499	$48,140

Depreciation and amortization expense on property, equipment and software was $15.4 million, $9.4 million, and $5.3 million for the years ended June 30, 2021, 2020, and 2019, respectively. Depreciation expense on leasehold improvements, furniture and equipment, and computer equipment is allocated between general and administrative, technology and data analytics, sales and marketing, and processing and servicing based on employee headcount in the consolidated statements of operations and comprehensive loss. Amortization expense on internal-use software is included as a component of technology and data analytics in the consolidated statements of operations and comprehensive loss.

We recorded impairment expense of $1.5 million related to leasehold improvements during the year ended June 30, 2021. No impairment losses related to property, equipment and software were recorded during the years ended June 30, 2020 and 2019.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the years ended June 30, 2021 and 2020 were as follows (in thousands):

Carrying Value
Balance as of June 30, 2019	$1,255
Additions	—
Balance as of June 30, 2020	$1,255
Additions	508,581
Effect of foreign currency translation	6,679
Balance as of June 30, 2021	$516,515

Refer to Note 5. Business Combinations for a description of additions to goodwill during the years ended June 30, 2021 and 2020. No impairment losses related to goodwill were recorded during the years ended June 30, 2021, 2020 and 2019.

Intangible assets consisted of the following (in thousands):

	June 30, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$38,951	$(2,192)	$36,759	4.5
Developed technology	30,176	(2,930)	27,246	2.8
Trademarks and domains	3,769	(194)	3,575	3.3
Other intangibles	350	—	350	Indefinite
Total intangible assets	$73,246	$(5,316)	$67,930

	June 30, 2020
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Developed technology	$790	$(790)	$—	—
Trademarks and domains	2,146	—	2,146	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$3,286	$(790)	$2,496

Amortization expense for intangible assets was $4.6 million for the year ended June 30, 2021 and nil for both the years ended June 30, 2020 and 2019. No impairment losses related to intangible assets were recorded during the years ended June 30, 2021, 2020 and 2019.

The expected future amortization expense of these intangible assets as of June 30, 2021 is as follows (in thousands):

2022	$18,768
2023	18,283
2024	16,143
2025	7,268
2026 and thereafter	4,972
Total amortization expense	$65,434

Commercial Agreement Assets

During the year ended June 30, 2021, we recognized an asset in connection with a commercial agreement with Shopify Inc., in which we granted warrants in exchange for the benefit of acquiring new merchant partners. This asset represents the probable future economic benefit to be realized over a four-year expected benefit period and is valued based on the fair value of the warrants on the grant date. Refer to Note 14. Redeemable Convertible Preferred Stock and Stockholders’ Deficit for further discussion of the warrants. We recognized an asset of $270.6 million associated with the fair value of the warrants, which were fully vested as of June 30, 2021. For the year ended June 30, 2021, we recorded amortization expense related to the commercial agreement asset of $64.9 million in our consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

During the year ended June 30, 2021, we recognized an asset in connection with a commercial agreement with an enterprise partner, in which we granted stock appreciation rights in exchange for the benefit of acquiring access to the partner's consumers. This asset represents the probable future economic benefit to be realized over the three-year expected benefit period and is valued based on the fair value of the stock appreciation rights on the grant date. We initially recognized an asset of $25.9 million associated with the fair value of the stock appreciation rights. During the year ended June 30, 2021, we recorded amortization expense related to the asset of $4.3 million in our consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

Other Assets

    Other assets consisted of the following (in thousands):

	June 30, 2021	June 30, 2020
Operating lease right-of-use assets	$57,828	$—
Prepaid payroll taxes for stock-based compensation	111,278	—
Prepaid expenses	21,069	6,406
Investments, held at cost	11,278	1,850
Processing reserves	14,042	924
Other receivables	26,423	3,169
Other assets	32,761	7,248
Total other assets	$274,679	$19,597

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands)

	June 30, 2021	June 30, 2020
Contingent consideration liability	$147,820	$—
Operating lease liability	74,952	—
Deferred lease liability	—	4,492
Accrued expenses	47,674	16,088
Commercial agreement liability	25,357	—
Other liabilities	22,148	7,230
Total accrued expenses and other liabilities	$317,951	$27,810

Our acquisition of PayBright included consideration transferred and shares held in escrow, contingent upon the achievement of future milestones. We classified the contingent consideration as a liability and will remeasure the liability to its fair value at each reporting date until the contingency is resolved. As of June 30, 2021, the fair value of the contingent consideration liability was $147.8 million. For further details on our fair value methodology with respect to the contingent consideration, see Note 13. Fair Value of Financial Assets and Liabilities.

During the year ended June 30, 2021, we recognized a liability in connection with a commercial agreement with an enterprise partner of $25.4 million. Fifty percent of this liability is to be settled 180 days after the date of the final prospectus, or January 12, 2021, and the remaining 50 percent is to be settled on the first year anniversary of this date.

7. Leases

We lease facilities under operating leases with various expiration dates through 2030. We have the option to renew or extend our leases ranging from one month to ten years. Some lease agreements include the option to terminate the lease with prior written notice ranging from 180 days to one year. As of June 30, 2021, we have not elected to exercise renewal or termination options. Lease terms range from one year to ten years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. The cash collateral and deposits for the letters of credit have been recognized as restricted cash in the consolidated balance sheets and totaled $9.9 million and $9.7 million as of June 30, 2021 and June 30, 2020, respectively.

The weighted average remaining lease term as of June 30, 2021 was 5.8 years. The discount rate used in determining the lease liability for each individual lease was derived from a corporate yield curve which corresponded with the remaining lease term as of July 1, 2020 for leases that existed at adoption and as of the lease commencement date for leases subsequently entered into after July 1, 2020.

As of June 30, 2021, right-of-use assets of $57.8 million were included in other assets, and the related operating lease liability totaled $75.0 million and was included in accrued expenses and other liabilities in the consolidated balance sheet.

For the year ended June 30, 2021, we recognized impairment expense of $11.5 million for several of our operating lease right-of-use assets, included in general and administrative expense on our consolidated statements of operations and comprehensive loss. There was no impairment expense related to leases during the years ended June 30, 2020 and 2019.

Total rent expense incurred for all locations totaled $15.3 million, $13.7 million, and $7.7 million for the years ended June 30, 2021, 2020, and 2019, respectively. Total rent expense incurred for short term leases with a term 12 months or less totaled $1.1 million, $1.2 million, and $0.3 million for the years ended June 30, 2021, 2020, and 2019, respectively.

Lease term and discount rate information are summarized as follows:

June 30, 2021
Weighted average remaining lease term (in years)	5.8
Weighted average discount rate	5.5%

Maturities of operating lease liabilities as of June 30, 2021 are as follows (in thousands) for the years ended:

2022	$15,303
2023	15,754
2024	15,684
2025	15,807
2026	15,567
Thereafter	10,420
Total lease payments	88,535
Less imputed interest	(13,583)
Present value of lease liabilities	$74,952

8.   Employee Benefits

Retirement Benefits

We offer a 401(k) plan to full-time employees. Eligibility for the plan is effective on the first of the month following an employee’s first 90 days of service. Employees may elect to contribute to a traditional 401(k) plan, which qualifies as a deferred compensation arrangement under Section 401 of the Internal Revenue Code (“IRC”). In this case, participating employees defer a portion of their pre-tax earnings. Employees may also contribute to a Roth 401(k) plan using post-tax dollars. We have not made any matching contributions to date.

Health and Welfare Benefits

We provide health and welfare benefits to our employees, including health, dental, prescription drug and vision for which we are fully-insured. The expense incurred associated with these benefits was $10.5 million, $7.1 million, and $4.4 million for the years ended June 30, 2021, 2020, and 2019, respectively.

9.   Commitments and Contingencies

Repurchase Obligation

Under the normal terms of our whole loans sales to third-party investors we may become obligated to repurchase loans from investors in certain instances where a breach in representation and warranties is identified. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. Generally, this would occur where a loan has been identified as subject to verified or suspected fraud. As of June 30, 2021, the aggregate outstanding balance of loans held by third-party investors or unconsolidated VIEs was $2,453.9 million, of which we have recorded a repurchase liability of $2.1 million within accrued expenses and other liabilities.

Legal Proceedings

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. The results of such matters often cannot be predicted with certainty. In accordance with applicable accounting guidance, we establish an accrued liability for legal proceedings and claims when those matters present loss contingencies which are both probable and reasonably estimable. All such liabilities arising from current legal and regulatory matters have been recorded in accrued expenses and other liabilities in our consolidated balance sheets and these matters are immaterial.

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

We are exposed to default risk on both loan receivables purchased from our originating bank partners and that are self-originated. The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions. As of both June 30, 2021 and June 30, 2020, approximately 15% of loan receivables related to customers residing in the state of California. No other states or provinces exceeded 10% for either period.

Concentrations of Revenue

For the years ended June 30, 2021, 2020, and 2019, approximately 20% , 28%, and 20% of total revenue was driven by one merchant, respectively.

10.   Transactions with Related Parties

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). Some of our directors, principal officers, and their immediate families have received loans facilitated by us, in accordance with our regular consumer loan offerings. As of June 30, 2021, the outstanding balance and interest earned on such accounts is immaterial.

11.   Debt

As of June 30, 2021 and June 30, 2020, outstanding debt encompasses funding debt and convertible debt. We have unutilized funding capacity through our revolving credit facility which did not have any borrowings outstanding as of June 30, 2021.

Funding Debt

Funding debt and its aggregate future maturities consists of the following (in thousands):

Final Maturity Fiscal Year Ending	June 30, 2021	June 30, 2020
2022	$104,159	$171,133
2023	460,289	653,447
2024	22,705	—
2025	—	—
2026	102,203	—
Total	$689,356	$824,580
Deferred debt issuance costs	(8,754)	(6,654)
Total funding debt, net of deferred debt issuance costs	$680,602	$817,926

Warehouse Credit Facilities

Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. Each trust entered into a credit agreement and security agreement with a third-party as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are referred to as funding debt and these proceeds from the borrowings can only be used for the purposes of facilitating loan funding and origination, with advance rates ranging from 83% to 88% of the total collateralized balance. These trusts are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm. These revolving facilities mature between 2023 and 2026, and subject to covenant compliance, generally permit borrowings up to 12 months prior to the final maturity date of each respective facility. As of June 30, 2021, the aggregate commitment amount of these facilities was $1,825.0 million on a revolving basis, of which $585.2 million was drawn, with $1,239.8 million remaining available. Some of the loans purchased from the originating bank partners are pledged as collateral for borrowings in our facilities. The unpaid principal balance of these loans totaled $664.1 million and $990.7 million as of June 30, 2021 and June 30, 2020, respectively.

Borrowings under these warehouse credit facilities bear interest at an annual benchmark rate of LIBOR or at an alternative commercial paper rate (which is either (i) the per annum rate equivalent to the weighted-average of the per annum rates at which all commercial paper notes were issued by certain lenders to fund advances or maintain loans, or (ii) the daily weighted-average of LIBOR, as set forth in the applicable credit agreement), plus a spread ranging from 1.70% to 4.00%. Interest is payable monthly. In addition, these agreements require payment of a monthly unused commitment fee ranging from 0.20% to 0.75% per annum on the undrawn portion available.

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of liquidity, leverage, and tangible net worth. As of June 30, 2021, we were in compliance with all applicable covenants in the agreements.

Other Funding Facilities

Prior to our acquisition of PayBright on January 1, 2021, PayBright entered into various credit facilities utilized to finance the origination of loan receivables in Canada. Similar to our warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by PayBright loan receivables pledged to the respective facility as collateral, mature in 2022, and bear interest based on a commercial paper rate plus a spread ranging from 1.25% to 4.25%.

As of June 30, 2021, the aggregate commitment amount of these facilities was $177.3 million on a revolving basis, of which $90.3 million was drawn, with $87.0 million remaining available. The unpaid principal balance of loans pledged to these facilities totaled $74.1 million as of June 30, 2021.

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of liquidity, leverage, and tangible net worth at the PayBright subsidiary level. As of June 30, 2021, we were in compliance with all applicable covenants in the agreements.

Repurchase Agreement

On June 16, 2021, we entered into a sale and repurchase agreement pursuant to which we sold securities to a counterparty with an obligation to repurchase at a future date and price. As of June 30, 2021, we had $13.9 million in debt outstanding under our repurchase agreement disclosed within funding debt on the consolidated balance sheets. The outstanding debt relates to $16.2 million in pledged securities disclosed within securitization notes receivable and residual certificates (at fair value) on the consolidated balance sheets and will be amortized through regular principal and interest payments on the pledged securities. The interest rate is 1.07% on the senior pledged securities and 2.62% on the residual certificate pledged securities. The contractual repurchase date is in September 2021. Prior to the repurchase date and subject to mutual agreement by Affirm and the counterparty, we may enter into a repurchase date extension subject to market interest rates on such extension date.

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

Upon completion of the Series G equity financing in September 2020, the convertible notes were redeemed under the next equity financing feature, in which the proceeds from the issuance of redeemable convertible preferred stock was not less than $50.0 million. The aggregate outstanding principal and accrued interest balance of the convertible notes of $75.5 million was converted into 4,444,321 shares of Series G-1 redeemable convertible preferred stock at a conversion price of $16.9374 per share. This conversion resulted in issuance of $88.6 million of Series G-1 redeemable convertible preferred stock at a fair value of $19.9263 per share. The total proceeds were allocated between the liability component of $46.5 million and equity component of $42.1 million. The conversion of the convertible notes was accounted for as a debt extinguishment, which resulted in a gain of $30.1 million. This gain represented the difference between the carrying value of the debt at the time of extinguishment and the allocated proceeds. This gain was recorded in other income (expense), net on the consolidated statements of operations and comprehensive loss. The reacquisition of the beneficial conversion feature was measured using the intrinsic value of the conversion option at the extinguishment date, which totaled $42.1 million, and was recorded in equity.

Revolving Credit Facility

On January 19, 2021, we entered into a revolving credit agreement with a syndicate of commercial banks for a $185.0 million unsecured revolving credit facility. This facility bears interest at a rate equal to, at our option, either (a) a Eurodollar rate determined by reference to adjusted LIBOR for the interest period, plus an applicable margin of 2.50% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by The Wall Street Journal as the U.S. prime rate, and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case, plus an applicable margin of 1.50% per annum. The revolving credit agreement has a final maturity date of January 19, 2024. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.35% per annum on the undrawn balance available. There are no borrowings outstanding under the facility at June 30, 2021.

12.   Securitizations and Variable Interest Entities

Consolidated VIEs

We consolidate VIEs when we are deemed to be the primary beneficiary.

Warehouse Credit Facilities

We established certain entities, deemed to be VIEs, to enter into warehouse credit facilities for the purpose of purchasing loans from our originating bank partners. Refer to Note 11. Debt for additional information. The creditors of the VIEs have no recourse to the general credit of Affirm and the liabilities of the VIEs can only be settled by the respective VIE’s assets; however, as the servicer of the loans pledged to our warehouse funding facilities, we have the power to direct the activities that most significantly impact the VIEs' economic performance. In addition, we retain significant economic exposure to the pledged loans and therefore, we are the primary beneficiary.

Securitizations

In connection with our asset-backed securitization program, we sponsor and establish trusts (deemed to be VIEs) to ultimately purchase loans facilitated by our platform. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. For these VIEs, the creditors have no recourse to the general credit of Affirm and the liabilities of the VIEs can only be settled by the respective VIEs’ assets. Additionally, the assets of the VIEs can be used only to settle obligations of the VIEs.

We consolidate securitization VIEs when we are deemed to be the primary beneficiary and therefore have the power to direct the activities that most significantly affect the VIEs’ economic performance and a variable interest that could potentially be significant to the VIE. Through our role as the servicer, we have both the power to direct the activities that most significantly affect the VIEs’ economic performance. In evaluating whether we have a variable interest that could potentially be significant to the VIE, we consider our retained interests. We also earn a servicing fee which has a senior distribution priority in the payment waterfall.

In evaluating whether we are the primary beneficiary, management considers both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIEs. Management assesses whether we are the primary beneficiary of the VIEs on an ongoing basis.

Where we consolidate the securitization trusts, the loans held in the securitization trusts are included in loans held for investment, and the notes sold to third-party investors are recorded in notes issued by securitization trusts in the consolidated balance sheets.

For the year ended June 30, 2021, we consolidated Affirm Asset Securitization Trust 2020-Z1 (“2020-Z1”), Affirm Asset Securitization Trust 2020-A (“2020-A”), Affirm Asset Securitization Trust 2020-Z2 ("2020-Z2") and

Affirm Asset Securitization Trust 2021-A (“2021-A”). Each securitization trust issued senior notes and residual certificates to finance the purchase of the loans facilitated by our platform. At the closing of each securitization, we contributed loans, facilitated through our technology platform and purchased from our originating bank partners, with an aggregate outstanding principal balance of $1,856.8 million. The 2020-Z1 and 2020-Z2 securitizations are secured by static pools of loans contributed at closing, whereas the 2020-A and 2021-A securitization are revolving and we may contribute additional loans from time to time until the end of the revolving period. For the 2020-Z2 securitization, we purchased $27.9 million of loan receivables from our third-party loan buyers which were then contributed to the trust.

For each securitization, the residual certificates represent the right to receive all the residual cash collected on the loans held by the securitization trust after paying off the senior notes. All the senior notes were sold to third-party investors. For 2020-Z1, 2020-A and 2021-A, we retained 100% of the residual certificates issued by the securitization trusts. For 2020-Z2, we retained 93.3% of the residual certificates issued by the securitization trust, and a third-party investor holds the remaining 6.7% of the residual certificates in 2020-Z2. The residual trust certificates held by third-party investors are measured at fair value using a discounted cash flow model, and presented within accrued expenses and other liabilities on the consolidated balance sheets. In addition to the retained residual certificates, our continued involvement includes loan servicing responsibilities over the life of the underlying loans.

2020-Z1

On July 8, 2020, the notes under the 2020-Z1 securitization were issued as a single class: Class A in the amount of $150.0 million (the “2020-Z1 notes”). The 2020-Z1 notes bear interest at a fixed rate of 3.46% and have a maturity date of October 15, 2024. Principal and interest payments began in September 2020 and are payable monthly. These 2021-Z1 notes are recorded at amortized cost on the consolidated balance sheet. The associated debt issuance costs, which totaled $0.7 million as of June 30, 2021, are deferred and amortized into interest expense over the contractual life of the notes. The 2020-Z1 notes held by third-party investors and the unamortized debt issuance costs are included in notes issued by securitization trusts with a balance of $75.1 million on the consolidated balance sheets at June 30, 2021 and are secured by loan receivables at amortized cost of $78.4 million included in loans held for investment on the consolidated balance sheets at June 30, 2021.

2020-A

On August 5, 2020, the notes under the 2020-A securitization were issued in three classes: Class A in the amount of $330.0 million, Class B in the amount of $16.2 million, and Class C in the amount of $22.1 million (collectively, the “2020-A notes”). The Class A, Class B, and Class C notes bear interest at a fixed rate of 2.10%, 3.54%, and 6.23%, respectively, and each class has a maturity date of February 18, 2025. Principal and interest payments began in September 2020 and are payable monthly. These notes are recorded at amortized cost on the consolidated balance sheet. The associated debt issuance costs, which totaled $2.6 million as of June 30, 2021, are deferred and amortized into interest expense over the contractual life of the notes. The 2020-A notes held by third-party investors and the unamortized debt issuance costs are included in notes issued by securitization trusts with a balance of $368.2 million on the consolidated balance sheets at June 30, 2021 and are secured by loan receivables at amortized cost of $384.9 million included in loans held for investment on the consolidated balance sheets as of June 30, 2021.

2020-Z2

On October 22, 2020, the notes under the 2020-Z2 securitization were issued as a single class: Class A in the amount of $375.0 million (the “2020-Z2 notes”). The 2020-Z2 notes bear interest at a fixed rate of 1.90% and have a maturity date of January 15, 2025. Principal and interest payments began in December 2020 and are payable monthly. These 2020-Z2 notes are recorded at amortized cost on the consolidated balance sheet. The associated debt issuance costs, which totaled $1.3 million as of June 30, 2021, are deferred and amortized into interest expense over the contractual life of the notes. The notes held by third-party investors and the unamortized debt issuance costs are included in the 2020-Z2 notes issued by securitization trusts with a balance of $241.1 million on the consolidated balance sheets at June 30, 2021 and are secured by loan receivables at amortized cost of $248.3 million included in loans held for investment on the consolidated balance sheets at June 30, 2021. The residual trust certificates held by third-party investors are measured at fair value using a discounted cash flow model, and presented within accrued expenses and other liabilities on the consolidated balance sheets. See Note 13. Fair Value of Financial Assets and Liabilities for additional information on the fair value sensitivity of these asset-backed securities.

2021-A

On February 18, 2021, the notes under the 2021-A securitization were issued in five classes: Class A in the amount of $407.2 million, Class B in the amount of $30.3 million, Class C in the amount of $21.0 million, Class D in the amount of $22.5 million, and Class E in the amount of $19.0 million (collectively, the “2021-A notes”). The Class A, Class B, Class C, Class D, and Class E notes bear interest at a fixed rate of 0.88%, 1.06%, 1.66%, 3.49%, and 5.65%, respectively, and each class has a maturity date of August 15, 2025. Principal and interest payments began in March 2021 and are payable monthly. These notes are recorded at amortized cost on the consolidated balance sheet. The associated debt issuance costs, which totaled $3.1 million as of June 30, 2021, are deferred and amortized into interest expense over the contractual life of the notes. The 2021-A notes held by third-party investors and the unamortized debt issuance costs are included in notes issued by securitization trusts with a balance of $499.9 million on the consolidated balance sheets at June 30, 2021 and are secured by loan receivables at amortized cost of $489.8 million included in loans held for investment on the consolidated balance sheets as of June 30, 2021.

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs.

	June 30, 2021
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$688,197	$614,882	$73,315
Securitizations	1,115,427	1,178,545	(63,118)
Total consolidated VIEs	$1,803,624	$1,793,427	$10,197

	June 30, 2020
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$887,897	$820,715	$67,182
Securitizations	—	—	—
Total consolidated VIEs	$887,897	$820,715	$67,182

Unconsolidated VIEs

For the year ended June 30, 2021, Affirm Asset Securitization Trust 2021-Z1 (“2021-Z1”) was an unconsolidated VIE. As the servicer of the loans held within the trust, we have the power to direct the activities that are most significant to the performance of the VIE. However, we did not retain significant economic exposure through our variable interests and therefore we determined that we are not the primary beneficiary as of June 30, 2021.

2021-Z1

On May 5, 2021, the notes under 2021-Z1 securitization were issued as a single class: Class A in the amount of $320.0 million (the “2021-Z1 notes”). The 2021-Z1 notes bear interest at a fixed rate of 1.07% and have a maturity date of August 15, 2025. Principal and interest payments began in June 2021 and are payable monthly.

The 2021-Z1 securitization is secured by a static pool of loans which were contributed at the closing date to the 2021-Z1 trust. The loans contributed at closing were facilitated through our technology platform and purchased from our originating bank partners, with an aggregate outstanding principal balance of $351.0 million. Of the loans sold to the 2021-Z1 trust, we purchased $41.4 million of loan receivables from one of our third-party loan buyers, which were contributed to the trust at closing.

At closing, we retained 5% of the 2021-Z1 notes and 86.9% of the residual certificates issued by the 2021-Z1 trust. The third-party loan contributor received 13.1% of the residual certificates at closing. On May 17, 2021, we sold a majority of the residual certificates retained at closing, comprising 81.9% of the par value, to five third-party investors. Subsequent to this sale, we retained only a 5% vertical interest in the 2021-Z1 trust via our ownership of 5% par amount of the 2021-Z1 notes and 5% par amount of the residual interests. We were required to retain these interests for compliance with U.S. risk retention rules.

We initially consolidated the 2021-Z1 trust at closing due to retaining a majority of the residual interest. However, upon completing the subsequent third-party sale of 81.9% of the residual certificates on May 17, 2021, we determined that we no longer had significant economic exposure through our variable interests and as such we determined that we were no longer the primary beneficiary as of this date.

Upon consolidating the 2021-Z1 trust, we recognized a gain of $16.7 million, primarily driven by the gain on sale of the loans sold to the trust at closing.

We did not have any unconsolidated VIEs in prior periods. The following table presents the aggregate carrying value of financial assets and liabilities for unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary as of June 30, 2021:

	June 30, 2021
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$305,414	$304,567	$847	$16,850
Total unconsolidated VIEs	$305,414	$304,567	$847	$16,850

Assets of unconsolidated VIEs include the carrying value for loans held in the 2021-Z1 trust and cash held in the collection and reserve accounts established for the trust. Liabilities include the outstanding principal balance of the 2021-Z1 notes.

Maximum exposure to losses represents our exposure through our continuing involvement as servicer and through our retained interests. For 2021-Z1, this includes $16.2 million in retained 2021-Z1 notes and residual certificates disclosed within securitization notes receivable and residual certificates (at fair value) in our consolidated balance sheets and $0.7 million related to our 2021-Z1 servicing asset and receivables disclosed within other assets in our consolidated balance sheets.

Additionally, we may experience a loss due to future repurchase obligations resulting from breaches in representations and warranties in our securitization and third-party sale agreements. In connection with 2021-Z1, this amount was not material as of June 30, 2021.

Retained Beneficial Interests in Unconsolidated VIEs

The investors of the securitizations have no direct recourse to the assets of Affirm, and the timing and amount of beneficial interest payments is dependent on the performance of the underlying loan assets held within each trust. We have classified our retained beneficial interests in 2021-Z1 as “available-for-sale” and as such they are disclosed at fair value in our consolidated balance sheets. The following table contains the amortized cost basis, effect of allowance for credit losses recorded in other income (expense), net, and unrealized gains and losses recorded in other comprehensive income (loss) as of June 30, 2021 (in thousands):

	June 30, 2021
	Amortized Cost	Allowance for Credit Losses	Total Unrealized Gains	Total Unrealized Losses	Fair Value
Securitization notes receivable and residual certificates	$16,144	$(3)	$29	$—	$16,170
Total	$16,144	$(3)	$29	$—	$16,170

See Note 13. Fair Value of Financial Assets and Liabilities for additional information on the fair value sensitivity of the residual certificates. Additionally, as of June 30, 2021, we have pledged the 2021-Z1 retained beneficial interests as collateral in connection with a repurchase agreement as described in Note 11. Debt.

13.   Fair Value of Financial Assets and Liabilities

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

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Securitization notes receivable	$—	$—	$15,224	$15,224
Residual trust certificates	—	—	946	946
Servicing assets	—	—	2,349	2,349
Interest rate cap agreement	—	2,880	—	2,880
Total assets	$—	$2,880	$18,519	$21,399
Liabilities:
Servicing liabilities	—	—	3,961	3,961
Performance fee liability	—	—	1,290	1,290
Residual trust certificates, held by third-parties	—	—	914	914
Contingent consideration	—	—	147,820	147,820
Profit share liability	—	—	2,464	2,464
Total liabilities	$—	$—	$156,449	$156,449

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

There were no transfers between levels during the years ended June 30, 2021 and June 30, 2020.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Securitization Notes Receivable

As of the year ended June 30, 2021, we held a retained interest in senior notes issued by our 2021-Z1 securitization. Refer to Note 12. Securitizations and Variable Interest Entities for a description of the securitization notes receivable. As of the year ended June 30, 2021, the securitization notes receivables are recorded at fair value based on an observable market-based transaction price and are classified as Level 2.

Derivative Instruments (Interest Rate Cap Agreement and Constant Maturity Swaps)

As of the year ended June 30, 2021, we had one interest rate cap agreement outstanding to manage interest costs and the risk associated with variable interest rates. This derivative has not been designated as a hedging instrument. As of the year June 30, 2021 the interest rate cap is classified as Level 2 and recorded at fair value, based on prices quoted for similar financial instruments in markets that are not active. The interest rate cap is presented within other assets or accrued expenses and other liabilities on the consolidated balance sheets. Any changes in the fair value of the financial instrument is reflected in other income (expense), net, on the consolidated statements of operations and comprehensive loss.

During the year ended June 30, 2020, we acquired a series of constant maturity swaps from an institutional bank for the purpose of offsetting variable cash flows related to loan sale pricing fluctuations with a third-party loan buyer. These derivatives have not been designated as hedging instruments. The constant maturity swaps are recorded at fair value, based on prices quoted for similar financial instruments in markets that are not active, and are presented within other assets or accrued expenses and other liabilities on the consolidated balance sheets, together with the collateral amount required by the agreements. Any changes in the fair value of these financial instruments are reflected in other income (expense), net, on the consolidated statements of operations and comprehensive loss.

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

Servicing Assets and Liabilities

We sold loans with an unpaid balance of $3,232.9 million, $2,664.4 million, and $1,014.2 million for the years ended June 30, 2021, 2020, and 2019, respectively, for which we retained servicing rights.

As of June 30, 2021 and June 30, 2020, we serviced loans which we sold with a remaining unpaid principal balance of $2,453.9 million and $1,365.6 million, respectively.

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

We earned $24.7 million, $14.8 million, and $5.1 million of servicing income for the years ended June 30, 2021, 2020, and 2019, respectively.

As of June 30, 2021 and June 30, 2020, the aggregate fair value of the servicing assets was measured at $2.3 million and $2.1 million, respectively, and presented within other assets on the consolidated balance sheets. As of June 30, 2021 and June 30, 2020, the aggregate fair value of the servicing liabilities was measured at $4.0 million and $1.5 million, respectively, and presented within accrued expenses and other liabilities on the consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Servicing Assets
	Year Ended June 30,
	2021	2020
Fair value at beginning of period	$2,132	$1,680
Initial transfers of financial assets	2,915	1,899
Subsequent changes in fair value	(2,698)	(1,447)
Fair value at end of period	$2,349	$2,132

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Servicing Liabilities
	Year Ended June 30,
	2021	2020
Fair value at beginning of period	$1,540	$1,130
Initial transfers of financial assets	8,794	2,845
Subsequent changes in fair value	(6,373)	(2,435)
Fair value at end of period	$3,961	$1,540

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of June 30, 2021:

	Unobservable Input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.70%	0.84%	0.81%
	Net default rate	0.53%	0.95%	0.64%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	1.29%	3.70%	2.71%
	Net default rate	0.80%	8.42%	7.12%

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

(1)Estimated cost of servicing a loan as a percentage of unpaid principal balance

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	June 30, 2021	June 30, 2020
Servicing assets
Net default rate assumption:
Net default rate increase of 25%	$(7)	$(9)
Net default rate increase of 50%	$(15)	$(21)
Adequate compensation assumption:
Adequate compensation increase of 25%	$(2,006)	$(1,338)
Adequate compensation increase of 50%	$(4,011)	$(2,675)
Discount rate assumption:
Discount rate increase of 25%	$(4)	$(27)
Discount rate increase of 50%	$(1)	$(56)
Servicing liabilities
Net default rate assumption:
Net default rate increase of 25%	$(40)	$(8)
Net default rate increase of 50%	$(61)	$(12)
Adequate compensation assumption:
Adequate compensation increase of 25%	$3,060	$1,438
Adequate compensation increase of 50%	$6,119	$2,875
Discount rate assumption:
Discount rate increase of 25%	$(137)	$(48)
Discount rate increase of 50%	$(263)	$(91)

Performance Fee Liability

In accordance with our agreements with our originating bank partners, we pay a fee for each loan that is fully repaid by the consumer, due at the end of the period in which the loan is fully repaid. We recognize a liability upon the purchase of a loan for the expected future payment of the performance fee. This liability is measured using a discounted cash flow model and recorded at fair value and presented within accrued expenses and other liabilities on the consolidated balance sheets. Any changes in the fair value of the liability are reflected in other income (expense), net, on the consolidated statements of operations and comprehensive loss.

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Year Ended June 30,
	2021	2020
Fair value at beginning of period	$875	$488
Purchases of loans	1,372	1,054
Subsequent changes in fair value	(957)	(667)
Fair value at end of period	$1,290	$875

Significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability are the discount rate, refund rate, and default rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of June 30, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.78%	2.83%	1.8%

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of June 30, 2020:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	2.17%	3.71%	2.72%

Convertible Debt Derivative

Refer to Note 11. Debt for a description of the convertible debt derivative liability. On September 11, 2020, the convertible notes were converted into 4,444,321 shares of Series G-1 redeemable convertible preferred stock. The conversion of the notes was accounted for as a debt extinguishment and as such the convertible debt derivative liability was extinguished.

Residual Trust Certificates Held by Third-Parties in Consolidated VIEs

Refer to Note 12. Securitizations and Variable Interest Entities for a description of the 2020-Z2 securitization trust. Residual trust certificates held by third-party investor(s) are measured at fair value using a discounted cash flow model, and presented within accrued expenses and other liabilities on the consolidated balance sheets. Any changes in the fair value of the liability are reflected in other income (expense), net, on the consolidated statements of operations and comprehensive loss. The following table summarizes the activity related to the fair value of the residual trust certificates held by third-parties (in thousands):

Year Ended June 30, 2021
Fair value at beginning of period	$—
Initial transfer of financial assets	1,468
Repayments	(354)
Subsequent changes in fair value	(200)
Fair value at end of period	$914

Significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties as of June 30, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Loss rate	0.75%	0.75%	0.75%
Prepayment rate	8.00%	8.00%	8.00%

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the securitization residual certificates held by third-party investor(s) given hypothetical changes in significant unobservable inputs (in thousands):

June 30, 2021
Discount rate assumption:
Discount rate increase of 25%	$(21)
Discount rate increase of 50%	$(42)
Loss rate assumption:
Loss rate increase of 25%	$(28)
Loss rate increase of 50%	$(56)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$(10)
Prepayment rate decrease of 50%	$(20)

Retained Beneficial Interests in Unconsolidated VIEs

As of June 30, 2021, the Company held residual trust certificates with an aggregate fair value of $0.9 million in connection with the 2021-Z1 securitization, which is an unconsolidated securitization. The balances consist of residual trust certificates corresponding to the 5% economic risk retention the Company is required to maintain as the securitization sponsor. Refer to Note 12. Securitizations and Variable Interest Entities for further description of the 2021-Z1 securitization trust.

These assets are measured at fair value using a discounted cash flow model, and presented within securitization notes receivable and residual certificates (at fair value) on the consolidated balance sheets. Changes in the fair value, other than declines in fair value due to credit recognized as an impairment, are reflected in other comprehensive income (loss) on the consolidated statements of operations and comprehensive loss. Declines in fair value due to credit are reflected in other income (expense), net on the consolidated statements of operations and comprehensive loss. The following table summarizes the activity related to the fair value of the residual trust certificates (in thousands):

Year Ended June 30, 2021
Fair value at beginning of period	$—
Additions	15,655
Cash received (due to payments or sales)	(14,754)
Change in unrealized gain (loss)	29
Accrued interest	16
Reversal of (impairment on) securities available for sale	—
Fair value at end of period	$946

Significant unobservable inputs used for our Level 3 fair value measurement of the notes and residual trust certificates are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates as of June 30, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	11.46%	11.46%	11.46%
Loss rate	0.61%	0.61%	0.61%
Prepayment rate	10.50%	10.50%	10.50%

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the securitization residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

June 30, 2021
Discount rate assumption:
Discount rate increase of 25%	$(22)
Discount rate increase of 50%	$(44)
Loss rate assumption:
Loss rate increase of 25%	$(24)
Loss rate increase of 50%	$(48)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$(13)
Prepayment rate decrease of 50%	$(27)

Contingent Consideration

Our acquisition of PayBright included consideration transferred and shares held in escrow where the shares released from escrow are contingent upon the achievement of future milestones. We classified the contingent consideration as a liability and will remeasure the liability to its fair value at each reporting date until the contingency is resolved. The acquisition date fair value of the contingent consideration liability was estimated using a Monte Carlo simulation. The number of shares released from escrow is determined based on simulated revenue, and the acquisition date fair value of the contingent consideration is equal to the number of shares released from escrow multiplied by the simulated share price, discounted at the risk-free rate. The change in fair value of the contingent consideration at each reporting date is recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss for the respective period.

The following table summarizes the activity related to the fair value of the PayBright contingent consideration (in thousands):

Year Ended June 30, 2021
Fair value at beginning of period	$—
Acquisition date fair value	57,275
Subsequent changes in fair value	87,231
Effect of foreign currency translation	3,314
Fair value at end of period	$147,820

Significant unobservable inputs used for our Level 3 fair value measurement of the Paybright contingent consideration are the discount rate, equity volatility, and revenue volatility. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the PayBright contingent consideration as of June 30, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	12.00%	12.00%	12.00%
Equity volatility	37.00%	97.00%	62.00%
Revenue volatility	8.00%	98.00%	37.00%

The Kite acquisition included $9.0 million of cash held in escrow, the release of which is determined based on employee retention. The acquisition date fair value of the contingent consideration was estimated using a probability-weighted approach in which the likelihoods of potential employee retention outcomes were applied to the respective payout amounts and discounted to present value. The contingent consideration asset will be remeasured to fair value at each reporting date based on the remaining amount held in escrow, passage of time, and any changes in expectations regarding employee retention outcomes until the contingency is resolved. The change in fair value of the contingent consideration asset at each reporting date is recognized as a component of other income (expense), net in the consolidated statements of operations and comprehensive loss for the respective period. The acquisition date fair value as of June 1, 2021 was $1.2 million. For the year ended June 30, 2021, the change in fair value of the contingent consideration asset related to the Kite acquisition was not material.

Profit Share Liability

During the year ended June 30, 2021, we entered into a commercial agreement with an enterprise partner, pursuant to which we are obligated to share in the profitability of transactions facilitated by our platform on their properties. Upon capture of a loan under this program, we record a liability associated with the estimated future profit to be shared over the life of the loan based on estimated program profitability levels. This liability is measured using a discounted cash flow model and recorded at fair value and presented within accrued expenses and other liabilities on the consolidated balance sheets.

The following table summarizes the activity related to the fair value of the profit share liability (in thousands):

Year Ended June 30, 2021
Fair value at beginning of period	$—
Facilitation of loans	4,206
Actual performance	(1,661)
Subsequent changes in fair value	(81)
Fair value at end of period	$2,464

Significant unobservable inputs used for our Level 3 fair value measurement of the profit share liability are the discount rate and estimated program profitability. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of June 30, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	30.00%	30.00%	30.00%
Program profitability	1.79%	3.75%	3.75%

Financial Assets and Liabilities Not Recorded at Fair Value

The following table presents the fair value hierarchy for financial assets and liabilities not recorded at fair value as of June 30, 2021 (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents	$1,466,558	$1,466,558	$—	$—	$1,466,558
Restricted cash	226,074	226,074	—	—	226,074
Loans held for sale	13,030	—	13,030	—	13,030
Loans held for investment, net	1,904,560	—	—	1,883,364	1,883,364
Accounts receivable, net	91,575	—	91,575	—	91,575
Other assets	171,250	—	171,250	—	171,250
Total assets	$3,873,047	$1,692,632	$275,855	$1,883,364	$3,851,851
Liabilities:
Accounts payable	$57,758	$—	$57,758	$—	$57,758
Payable to third-party loan owners	50,079	—	50,079	—	50,079
Accrued interest payable	2,751	—	2,751	—	2,751
Accrued expenses and other liabilities	161,502	—	159,387	2,115	161,502
Notes issued by securitization trusts	1,176,673	—	—	1,184,663	1,184,663
Funding debt	689,356	—	—	689,356	689,356
Total liabilities	$2,138,119	$—	$269,975	$1,876,134	$2,146,109

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

14.   Redeemable Convertible Preferred Stock and Stockholders’ Deficit

Redeemable Convertible Preferred Stock

During the year ended June 30, 2021, we issued 21,836,687 shares of Series G redeemable convertible preferred stock at $19.93 per share for an aggregate purchase amount of $434.9 million. These shares had a liquidation preference of $435.1 million. As part of this equity financing round, the convertible notes issued in April 2020 converted into 4,444,321 shares of Series G-1 redeemable convertible preferred stock. These shares had a liquidation preference of $75.3 million prior to conversion.

During the year ended June 30, 2020, we issued 75,872 shares of Series F redeemable convertible preferred stock at $13.18 per share for an aggregate purchase amount of $1.0 million. Additionally, we reissued 1,100,000 shares of our Series A redeemable convertible preferred stock at $13.18 per share for gross proceeds of $14.5 million and repurchased 1,326,611 shares of our Series C redeemable convertible preferred stock at $13.18 per share for an aggregate purchase price of $17.5 million and 386,994 shares of our Series D redeemable convertible preferred stock at $13.18 per share for an aggregate purchase price of $5.1 million. The repurchases were recorded as a decrease to the carrying value of redeemable convertible preferred stock and the excess of the purchase price over the carrying amount of redeemable convertible preferred stock was recorded to additional paid in capital.

During the year ended June 30, 2019, we issued 23,310,166 shares of Series F redeemable convertible preferred stock at $13.18 per share for an aggregate purchase amount of $307.3 million. Additionally, we repurchased 1,100,000 shares of our Series A redeemable convertible preferred stock at $13.18 per share for an aggregate purchase price of $14.5 million. The repurchase was recorded as a decrease to the carrying value of redeemable convertible preferred stock and the excess of the purchase price over the carrying amount of the redeemable convertible preferred stock was recorded to additional paid in capital.

On January 12, 2021, prior to our initial public offering, all outstanding shares of redeemable convertible preferred stock were converted into shares of our common stock on a one-to-one basis and their carrying value of $1.3 billion was reclassified into stockholders' deficit. Following this conversion, we amended and restated our certificate of incorporation to effect a reclassification of each share of our outstanding common stock into ½ share of Class A common stock and ½ share of Class B common stock, with cash paid for fractional shares. As of June 30, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

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

Significant terms of the redeemable convertible preferred stock were as follows:

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

Dividends

The holders of each series of redeemable convertible preferred stock shall be entitled to receive dividends, out of any funds legally available the rate of $1.3550 per annum for each share of Series G-1 redeemable preferred stock, $1.5941 per annum for each share of Series G redeemable convertible preferred stock, $1.0546 per annum for each share of Series F redeemable convertible preferred stock, $0.9072 per annum for each share of Series E redeemable convertible preferred stock, $0.4933 per annum for each share of Series D redeemable convertible preferred stock, $0.4221 per annum for each share of Series C redeemable convertible preferred stock, $0.1051 per annum for each share of Series B redeemable convertible preferred stock and $0.0280 per annum for each share of Series A redeemable convertible preferred stock (each as adjusted for stock splits, stock dividends, reclassification and the like) payable quarterly when, as, and if declared by the Board of Directors. Such dividends shall not be cumulative.

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

Voting

The holders of redeemable convertible preferred stock have the same voting rights as a holder of common stock. The holders of common stock and redeemable convertible preferred stock vote together as a single class in all matters. Each holder of common stock is entitled to one vote for each share of common stock held, and each holder of redeemable convertible preferred stock is entitled to the number of votes equal to the number of shares of common stock into which such shares of redeemable convertible preferred stock could then be converted. The holders of the common stock, voting separately as a single class, are entitled to elect three directors of the corporation. The holders of the Series B redeemable convertible preferred stock, voting separately as a single class, are entitled to elect two of the corporation. The holders of the Series C redeemable convertible preferred stock, voting separately as a single class, are entitled to elect one director of the corporation. The holders of the Series D redeemable convertible preferred stock, voting separately as a single class, are entitled to elect one director of the corporation. The holders of the Series F redeemable convertible preferred stock, voting separately as a single class, are entitled to elect one director of the corporation. The holders of the common stock and redeemable convertible preferred stock (excluding the Series E redeemable convertible preferred stock), voting together as a single class, on an as converted basis, are entitled to elect all other directors of the corporation.

Conversion

Each share of redeemable convertible preferred stock is convertible to common stock at the option of the holder. Such conversion is determined by dividing the original issue price by the then-effective conversion price (adjusted for any stock dividends, combinations, or splits with respect to such shares). As of June 30, 2020, each share of redeemable convertible preferred stock was convertible into one share of common stock.

Each share of redeemable convertible preferred stock is automatically converted into shares of common stock at the conversion rate then in effect for such series of redeemable convertible preferred stock immediately upon the earlier of (i) the Company’s sale of its common stock in a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended, resulting in a post-offering market capitalization of the Company of at least $2 billion and for the total offering with gross proceeds to the Company of not less than $100 million or (ii) the date or upon the occurrence of an event, specified by written consent or agreement of each of (A) the holders of at least sixty percent of the Series B redeemable convertible preferred stock then outstanding, voting as a separate series, (B) the holders of at least seventy-five percent of the Series C redeemable convertible preferred stock then outstanding, voting as a separate series and (C) the holders of at least a majority of the Series D redeemable convertible preferred stock then outstanding, voting as a separate series, (D) the holders of a majority of the Series E redeemable convertible preferred stock then outstanding, voting as separate series, and (E) either (x) the holders of at least eighty-five percent of the then outstanding shares of Series F redeemable convertible preferred stock, voting as a separate series, or (y) the holders of a majority of the then outstanding shares of Series F redeemable convertible preferred stock, voting as a separate series, provided that such majority includes the Special Series F Investor Vote, and (F) the holders of a majority of the Series G redeemable convertible preferred stock then outstanding, voting as a separate series.

Redemption

The redeemable convertible preferred stock does not have any redemption rights that are at the election of the holders. However, the redeemable convertible preferred stock is entitled to payment upon the occurrence of certain contingent liquidity events that do not cause the entire entity to be liquidated, such as certain change of control provisions. As it relates to payment upon the occurrence of a contingent event, we evaluated the redeemable convertible preferred stock in accordance with the guidance in ASC 480, “Distinguishing Liabilities from Equity,” and determined that the payment of liquidation amounts due upon the occurrence of a contingent event is not solely within our control and accordingly the redeemable convertible preferred stock is classified in temporary equity in the consolidated balance sheet. As it relates to the accretion to redemption value, the redeemable convertible preferred stock is not currently redeemable, nor is it probable that the instrument will become redeemable, as it is only redeemable upon the occurrence of a contingent event that is not probable to occur. Accordingly, no accretion has been recognized for the redeemable convertible preferred stock and it will not be accreted until it is probable that the shares will become redeemable.

Common Stock

The Company had shares of common stock reserved for issuance as follows:

	June 30, 2021	June 30, 2020
Conversion of redeemable convertible preferred stock	—	122,115,971
Exercise of warrants	—	706,065
Available outstanding under stock option plan	58,417,514	50,771,657
Available for future grant under stock option plan	29,793,755	4,904,531
Total	88,211,269	178,498,224

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

Common Stock Warrants

Common stock warrants are included as a component of additional paid in capital within the consolidated balance sheets.

During the year ended June 30, 2021, we granted warrants to purchase 20,297,595 shares of common stock in connection with a commercial agreement with Shopify Inc. The exercise price was $0.01 per share, and the term of the warrants was 10 years. We valued the warrants at the grant date using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero, years to maturity of 10 years, volatility of 52%, and a risk-free rate of 0.62%. In connection with these warrants, we recognized an asset of $270.6 million at June 30, 2021 associated with the fair value of the warrants, which were fully vested as of June 30, 2021. This asset is recorded in our consolidated balance sheets within other assets. Refer to Note 6. Balance Sheet Components for more information on the asset and related amortization.

During the year ended June 30, 2020, we issued warrants to purchase 400,000 shares of common stock in connection with an agreement with a merchant partner. The exercise price was $3.80 per share and the term of the warrants was 10 years. We valued the warrants at issuance using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero, years to maturity of 10 years, volatility of 55% and a risk-free rate of 1.54%. In connection with these warrants issued during the year ended June 30, 2020, we recorded an expense of $2.8 million representing the fair value of these warrants which is recorded in our consolidated statements of operations as a component of sales and marketing within operating expenses.

The following table summarizes the warrant activity for the years ended June 30, 2021 and June 30, 2020:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (years)
Warrants outstanding, June 30, 2020	706,065	$2.50	7.21
Granted	20,297,595	0.01	10.00
Exercised	(20,651,583)	0.04	8.93
Cancelled	(352,077)	3.80	8.27
Warrants outstanding, June 30, 2021	—	$—	0.00

15.   Equity and Cash Incentive Plans

2012 Equity Incentive Plan

Under our 2012 Equity Incentive Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and RSUs to employees, officers, directors, and consultants. As of June 30, 2021, the maximum number of shares of common stock reserved for issuance under the Plan is 118,374,202 shares. As of June 30, 2021 and June 30, 2020, there were 29,793,755 and 4,904,531 shares of common stock, respectively, available for future grants under the Plan.

Stock Options

Under the Plan, stock options may be granted at a price per share not less than 100% of the fair market value at the date of grant. If the option is granted to a stockholder who holds 10% of our common stock or more, then the exercise price per share shall not be less than 110% of the fair market value per share of common stock on the grant date. For stock options granted before our IPO in January 2021, the minimum expiration period is 7 years or 10 years from the date of grant. For stock options granted after our IPO, the minimum expiration period is 3 months after termination or 10 years from the date of grant. Stock options generally vest over a period of 4 years or with 25% vesting on the 12 month anniversary of the employment commencement date, and the remaining on a pro-rata basis each month over the next 3 years.

The following table summarizes our stock option activity for the year ended June 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2020	42,536,487	$5.17	7.54
Granted	3,721,339	49.96
Exercised	(12,322,236)	3.76
Forfeited, expired or cancelled	(2,272,840)	12.42
Balance, June 30, 2021	31,662,750	10.42	6.30
Vested and exercisable, June 30, 2021	21,016,185	$4.68	6.30	$2,801,256
Vested and expected to vest thereafter(1) June 30, 2021	30,043,681	$8.64	6.87	$3,465,589

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

The weighted-average grant date fair value of employee options granted for the years ended June 30, 2021, 2020, and 2019, was $59.83, $3.26, and $4.66, respectively. The aggregate intrinsic value of options exercised was approximately $706.7 million, $3.1 million, and $24.3 million for the years ended June 30, 2021, 2020, and 2019, respectively. The total fair value of stock options vested during the years ended June 30, 2021, 2020, and 2019 was $97.4 million, $53.9 million, and $26.0 million, respectively.

Stock-based compensation expense for all stock-based awards is based on the grant-date fair value on a straight-line basis over the requisite service period of the awards, which is generally the option vesting term of four years. The fair value of each option on the date of grant is determined using the Black Scholes-Merton option pricing model using the single-option award approach with the weighted-average assumptions set forth in the table below. Volatility is based on historical volatility rates obtained from certain public companies that operate in the same or related business as us since there is a limited period of historical market data for our common stock. The risk-free interest rate is determined using a U.S. Treasury rate for the period that coincides with the expected term set forth. We used the simplified method to determine an estimate of the expected term of an employee share option.

	Year Ended June 30,
	2021	2020	2019
Volatility	46%	45%	54%
Risk-free interest rate	0.70% - 1.05%	0.28% - 1.76%	1.91% - 3.07%
Expected term (in years)	6.35	5.87	6
Expected dividend	—	—	—

As of June 30, 2021, unrecognized compensation expense related to unvested stock options was approximately $140.6 million. The weighted-average period over which such compensation expense will be recognized is approximately 5.33 years.

Stock Options for Non-Employees

In accounting for stock options to non-employees, the fair value of services related to the options granted is recorded as an expense as these services are provided to the Company over the relevant service periods. We remeasure any non-vested, non-employee options to fair value at the end of each reporting period using the Black Scholes-Merton option pricing model.

Stock Options with Early Exercise Rights

In accordance with the Plan, we allow for early exercise of stock options while retaining the right to repurchase any unvested options upon termination at the original exercise price. The proceeds received from early exercise of stock options has been recorded within accrued expenses and other liabilities on the consolidated balance sheets. For the years ended June 30, 2021 and 2020, the early exercise liability totaled $0.9 million and $0.2 million, respectively.

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

We estimated the fair value of the Value Creation Award granted with market conditions on the grant date using a Monte Carlo simulation model. We recognize stock-based compensation on these awards on an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. During the year ended June 30, 2021, we incurred stock-based compensation expense of $83.9 million associated with the Value Creation Award as a component of general and administrative expense within the consolidated statements of operations and comprehensive loss.

As of June 30, 2021, unrecognized compensation expense related to the Value Creation Award was approximately $367.2 million. The period over which such compensation expense will be recognized is approximately 4.50 years.

Restricted Stock Units

During the year ended June 30, 2021, we awarded 11,860,237 RSUs to certain employees under the Plan. RSUs granted prior to the IPO were subject to two vesting conditions: a service-based vesting condition (i.e., employment over a period of time) and a performance-based vesting condition (i.e., a liquidity event in the form of either a change of control or an initial public offering, each as defined in the Plan), both of which must be met in order to vest. We record stock-based compensation expense for performance-based equity awards and stock on an accelerated attribution method over the requisite service period, which is generally four years, and only if performance-based conditions are considered probable of being satisfied. RSUs granted after IPO are subject to a service-based vesting condition. We record stock-based compensation expense for service-based RSUs on a straight-line basis over the requisite service period, which is generally four years.

The following table summarizes our RSU activity during the year ended June 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2020	8,235,170	$7.95
Granted	11,860,237	31.26
Vested	(4,651,977)	13.97
Forfeited, expired or cancelled	(1,201,319)	18.85
Non-vested at June 30, 2021	14,242,111	$36.69

As of June 30, 2021, unrecognized compensation expense related to unvested RSUs was approximately $294.1 million. The weighted-average period over which such compensation expense will be recognized is approximately 6.22 years.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Year Ended June 30,
	2021	2020	2019
General and administrative	$183,055	$13,682	$22,647
Technology and data analytics	83,390	12,285	13,913
Sales and marketing	19,181	4,040	4,179
Processing and servicing	2,407	82	132
Total stock-based compensation in operating expenses	288,033	30,089	40,871
Capitalized into property, equipment and software, net	13,999	2,921	2,882
Total stock-based compensation expense	$302,032	$33,010	$43,753

Upon our IPO, we recognized $77.8 million of stock-based compensation expense for awards with a performance-based vesting condition satisfied at IPO. Shares were then issued related to the vesting of the RSUs with such performance-based vesting conditions. To meet the related tax withholding requirements, we withheld approximately 1.0 million of the 2.6 million shares of common stock issued. Based on the closing trading market price on the day of IPO of $97.24 per share, the tax withholding obligation was approximately $102.5 million. As a result of stock-based compensation expense for vested and unvested RSUs upon the IPO, we recorded an additional deferred tax asset that is offset by a full valuation allowance.

In connection with the acquisition of Returnly on May 1, 2021, we issued 304,364 shares of our common stock which are held in escrow. Because the future payment of the escrowed shares is contingent on continued employment of certain employees, the arrangement represents stock-based compensation in the post combination period. The grant-date fair value was estimated based on the value of the shares at the date of closing. The escrowed shares have a requisite service period of two years and contain a performance-based vesting condition (i.e., the achievement of certain revenue targets). We record stock-based compensation expense on a straight-line basis for each tranche over the requisite service period, as long as the performance-based conditions are considered probable of being satisfied.

Cash Incentive Plan

On March 4, 2021, the Compensation Committee of the Board of Directors approved the terms of a cash incentive plan (the “Fiscal 2021 Cash Incentive Plan”) for its senior executives who do not participate in a Company sales incentive plan. The Fiscal 2021 Cash Incentive Plan provides such individuals with the opportunity to earn cash incentive plan awards based upon the achievement of Company performance goals during the second half of the Company’s 2021 fiscal year (the “Performance Period”). The target incentive plan award for each senior executive is determined by multiplying the senior executive’s target percentage by the total amount of his or her base pay received during the Performance Period. We recorded expense related to the cash incentive plan of $1.9 million for the year ended June 30, 2021. As of June 30, 2021, we had accrued $1.9 million related to the cash incentive plan.

16.   Income Taxes

The U.S. and foreign components of loss before income taxes for the years ended June 30, 2021, 2020, and 2019 are as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
U.S.	$325,839	$112,080	$120,417
Foreign	107,427	142	2
Total loss before income taxes	$433,266	$112,222	$120,419

Income tax (benefit) expense for the years ended June 30, 2021, 2020, and 2019 is summarized as follows (in thousands):

	Year Ended June 30,
	2021	2020	2019
Current
Federal	$—	$—	$—
State	(10)	351	—
Foreign	(410)	436	—
Total current expense	$(420)	$787	$—
Deferred
Federal	88	6	21
State	(2,570)	28	15
Foreign	559	(445)	—
Total deferred expense	(1,923)	(411)	36
Income tax (benefit) expense	$(2,343)	$376	$36

The income tax benefit for the year ended June 30, 2021 was primarily attributable to a $2.8 million adjustment to the Company's valuation allowance resulting from a deferred tax liability assumed with the acquisition of Returnly, while the income tax expense for the years ended June 30, 2020 and June 30, 2019 was primarily attributable to various state income taxes and the tax amortization of certain intangibles, respectively.

The following is a reconciliation of the U.S. statutory federal income tax rate to our effective tax rate for the years ended June 30, 2021, 2020, and 2019:

	Year Ended June 30,
	2021	2020	2019
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	9.2%	10.5%	6.6%
Foreign rate differential	1.4%	—%	—%
Non-deductible expenses	(9.1)%	(1.1)%	(0.4)%
Impact of change in fair value of contingent consideration	(5.4)%	—%	—%
Stock-based compensation	67.9%	(0.4)%	(2.9)%
Impact of convertible debt extinguishment	2.4%	—%	—%
Tax benefit related to tax credits, net	0.5%	—%	—%
Other	0.2%	(0.8)%	0.5%
Change in valuation allowance	(87.6)%	(29.6)%	(24.9)%
Effective income tax rate	0.5%	(0.4)%	(0.1)%

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	June 30, 2021	June 30, 2020
Net operating loss carryforwards	$430,464	$82,077
Allowance for credit losses	41,155	30,162
Stock-based compensation	51,126	17,210
Operating lease liabilities	23,914	1,363
Tax credit carryforwards	2,054	—
Other	4,837	2,858
Total deferred tax assets	$553,550	$133,670
Internally developed software	(15,214)	(8,943)
Fixed assets	(1,860)	—
Purchased intangible assets	(18,150)	(152)
Right-of-use lease assets	(18,386)	—
Convertible debt discount	—	(2,209)
Mark to market adjustment	—	(9,657)
Other	(600)	(262)
Total deferred tax liabilities	$(54,210)	$(21,223)
Valuation allowance	(499,828)	(112,107)
Deferred tax assets (liabilities), net of valuation allowance	$(488)	$340

We continue to recognize a full valuation allowance against our U.S. federal and state as well as the majority of our foreign net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company for the years ended June 30, 2021, 2020, and 2019. The presence of a three-year cumulative loss limits the ability to consider other subjective evidence, such as our expectations of future taxable income and projections for growth. The valuation allowance increased by $387.7 million during the year ended June 30, 2021.

At June 30, 2021, we had pretax U.S. federal net operating loss ("NOL") carryforwards of approximately $1,335.9 million, state NOL carryforwards of $1,608.8 million, and foreign NOL carryforwards of $41.4 million from the acquisition of PayBright. If not utilized, certain U.S. federal and state NOL carryforwards will begin to expire in 2029, whereas others have an unlimited carryforward period, and foreign NOL carryforwards will begin to expire in 2039. Additionally, as of June 30, 2021, we also had state tax credit carryforwards of $2.6 million, which will begin to expire in 2024 if not utilized.

Of the above NOL carryforwards, approximately $43.0 million pretax U.S. federal NOL carryforwards and $39.0 million state NOL carryforwards are from domestic acquisitions, which may be subject to an annual utilization limitation under Internal Revenue Code Section 382.

The future utilization of all NOL and tax credit carryforwards may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383 and similar state provisions, due to ownership changes that may have occurred previously or that could occur in the future. Any limitation may result in the expiration of all or a portion of the NOL carryforwards before utilization.

We did not have any material unrecognized tax benefits for the years ended June 30, 2021, 2020, and 2019. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

Interest and penalties on unrecognized tax benefits are recorded as a component of tax expense. During the years ended June 30, 2021, 2020, and 2019, we did not recognize accrued interest and penalties related to unrecognized tax benefits.

We file U.S. federal and state income tax returns as well as Canadian federal and provincial income tax returns with varying statutes of limitation. We also expect to file Spain income tax returns due to the acquisition of a Spanish subsidiary during the year ended June 30, 2021. All tax years remain open to examination due to the carryover of unused net operating losses.

17.   Net Loss per Share Attributable to Common Stockholders

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

The following table presents basic and diluted net loss per share attributable to common stockholders for common stock (in thousands, except share and per share data):

	Year Ended June 30,
	2020	2019
Numerator:
Basic
Net Loss	$(112,598)	$(120,455)
Excess return to preferred stockholders on repurchase	(13,205)	(14,113)
Net Loss Attributable to Common Stockholders	$(125,803)	$(134,568)
Diluted
Net Loss	$(112,598)	$(120,455)
Excess return to preferred stockholders on repurchase	(13,205)	(14,113)
Net Loss Attributable to Common Stockholders	$(125,803)	$(134,568)
Denominator:
Basic
Weighted average shares outstanding, basic	47,856,720	47,345,328
Total-basic	47,856,720	47,345,328
Diluted
Weighted average common shares outstanding, diluted	47,856,720	47,345,328
Total-diluted	47,856,720	47,345,328
Net loss per share attributable to common stockholders:
Basic	$(2.63)	$(2.84)
Diluted	$(2.63)	$(2.84)

The following table presents basic and diluted net loss per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Year Ended June 30, 2021
	Class A	Class B
Numerator:
Basic
Net Loss	$(229,616)	$(201,307)
Net Loss Attributable to Common Stockholders	$(229,616)	$(201,307)
Diluted
Net Loss	$(229,616)	$(201,307)
Excess return to preferred stockholders on repurchase	(16,036)	(14,069)
Gain on conversion of convertible debt	212	186
Interest on convertible debt prior to conversion	955	837
Net Loss Attributable to Common Stockholders	$(244,485)	$(214,353)
Denominator:
Basic
Weighted average shares outstanding, basic	84,385,884	73,982,039
Total-basic	84,385,884	73,982,039
Diluted
Weighted average common shares outstanding, diluted	84,385,884	73,982,039
Weighted average common shares attributable to convertible debt prior to conversion	438,344	438,344
Total-diluted	84,824,228	74,420,383
Net loss per share attributable to common stockholders:
Basic	$(2.72)	$(2.72)
Diluted	$(2.88)	$(2.88)

The following common stock equivalents, presented based on amounts outstanding, were excluded from the calculation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	June 30, 2021	June 30, 2020	June 30, 2019
Redeemable convertible preferred stock	—	122,115,971	122,653,704
Stock options, including early exercise of options	44,178,776	42,573,405	43,669,224
Restricted stock units	14,238,738	8,235,170	—
Convertible debt	—	7,182,478	—
Common stock warrants	350,000	706,065	1,608,370
Total	58,767,514	180,813,089	167,931,298

18.   Segments and Geographical Information

We conduct our operations through a single operating segment and, therefore, one reportable segment.

Revenue

Revenue by geography is based on the billing addresses of the borrower or the location of the merchant’s national headquarters. The following table sets forth revenue by geographic area (in thousands):

	Year Ended June 30,
	2021	2020	2019
United States	$857,222	$506,212	$264,367
Canada	13,242	3,316	—
Total	$870,464	$509,528	$264,367

Long-Lived Assets

The following table sets forth our long-lived assets, consisting of property, equipment and software, net and operating lease right-of-use assets, by geographic area (in thousands):

	Year Ended June 30,
	2021	2020
United States	$118,076	$48,140
Canada	2,251	—
Total	$120,327	$48,140

19.   Subsequent Events

We have evaluated subsequent events through September 17, 2021, which is the date that these consolidated financial statements were available to be issued. There were no significant subsequent events identified other than the matters described below.

Business Combination

On July 1, 2021, Affirm Canada Holdings Ltd. (“Affirm Canada”), a subsidiary of Affirm, and Affirm completed the closing of the transaction contemplated by an Asset Purchase Agreement entered into with Yroo Inc., a developer of technologies that enable and enhance consumer e-commerce shopping intelligence and experience (“Shopbrain”), and the shareholder representative party thereto to acquire certain assets and assume certain liabilities of Shopbrain. The purchase price was comprised of (i) $30.0 million in cash and (ii) 151,745 shares of our Class A common stock issued to the shareholders of Shopbrain at closing. The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time between the acquisition date and the date that these financial statements are issued.

It is impracticable for us to provide all of the disclosures required for a business combination pursuant to ASC 805, Business Combinations.

2021-B Securitization

On August 4, 2021, Affirm Asset Securitization Trust 2021-B (“2021-B”) entered into a note purchase agreement to issue $500.0 million of fixed rate asset-backed notes with a maturity date of August 17, 2026.

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Annual Report on Form 10-K. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021.

Management's Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Company’s independent registered public accounting firm due to a transition period established by the rules of SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except as described below.

Material Weakness Remediation

As previously reported, in connection with the audit of our financial statements for the fiscal year ended June 30, 2020, we identified certain control deficiencies in the design and implementation of our internal control over financial reporting that in the aggregate constituted a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Our evaluation was based on the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) Internal Control — Integrated Framework (2013). The material weakness related to our general information technology controls, including design and implementation of access and change management controls. This material weakness meant that it was possible that our business process controls that depend on the affected information technology systems, or that depend on data or financial reports generated from the affected information technology systems, could have been adversely affected.

During fiscal year 2021, the Company implemented measures designed to remediate the control deficiencies contributing to the material weakness. These remediation actions included: (i) establishing an internal team to support the Company’s entire control environment and its ongoing internal controls development and monitoring; (ii) educating control owners concerning the principles and requirements of each control, with a focus on those related to user access and change management over IT systems impacting financial reporting; (iii) engaging a third-party to perform general ledger provisioning and de-provisioning and assisting in determining user access roles; (iv) performing a segregation of duties assessment and redesigning and implementing roles in the information technology systems impacted; (v) developing a formal process and controls around user access reviews, including the procedures, frequency and evidence required; (vi) designing and implementing controls and reviews related to change management; and (vii) implementing new monitoring controls to help mitigate the risk that general information technology controls do not operate effectively. As a result of these efforts, the Company determined that the material weakness had been remediated as of June 30, 2021.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2021.

Our board of directors has adopted a Code of Conduct applicable to all officers, directors and employees, including our principal executive, principal financial and principal accounting officers, which is available on our website (investors.affirm.com) under "Corporate Governance." We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct granted to executive officers and directors by posting such information on the website address and location specified above within four business days following the date of the amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2021.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2021.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2021.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2021.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Annual Report on Form 10-K:
(a) Financial Statements

Our consolidated financial statements are listed in the "Index to Consolidated Financial Statements" under Part II, Item 8, of this Annual Report.

(b) Financial Statement Schedules

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in Part II, Item 8, of this Annual Report.

(c) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Description of Capital Stock					X
10.1	Amended and Restated Amendment No. 2 to Customer Installment Program Agreement, dated as of July 27, 2021, by and between Shopify Inc. and Affirm, Inc.					X
10.2	Separation Agreement, dated as of May 10, 2021, by and between the Company and Sharda Caro del Castillo					X
10.3	Form of Indemnification Agreement between the Company and its directors and officers	S-1	333-250184	10.1	November 18, 2020
10.4	Revolving Credit Agreement, dated as of January 19, 2021, among Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Morgan Stanley Senior Funding, Inc.	8-K	001-39888	10.1	January 25, 2021
10.5	First Amendment to Revolving Credit Agreement dated as of April 6, 2021, among Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Morgan Stanley Senior Funding, Inc.	10-Q	001-39888	10.2	May 17, 2021
10.6	Amendment No. 1 to Customer Installment Program Agreement, effective as of February 26, 2021, between Shopify Inc. and Affirm, Inc.	10-Q	001-39888	10.3	May 17, 2021
10.7	Amended and Restated 2012 Stock Plan					X
10.8	2020 Employee Stock Purchase Plan	S-1/A	333-250184	10.3	November 20, 2020
10.9	Second Amended and Restated Loan Program Agreement, dated as of November 1, 2020, by and between Affirm, Inc. and Cross River Bank	S-1/A	333-250184	10.4	December 22, 2020
10.10	Second Amended and Restated Loan Sale Agreement, dated as of November 1, 2020, by and between Affirm, Inc. and Cross River Bank	S-1/A	333-250184	10.5	November 20, 2020
10.11	Cash Incentive Plan	10-Q	001-39888	10.4	May 17, 2021
16.1	Letter Regarding Change in Accountants	S-1/A	333-250184	16.1	November 18, 2020
21.1	Subsidiaries of the Company					X
23.1	Consent of Ernst & Young LLP, independent registered public accountants					X

23.2	Consent of Deloitte & Touche LLP, independent registered public accountants	X
24.1	Power of Attorney (see signature page hereto)	X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

†	Furnished herewith
+	Denotes management contract or compensatory plan or arrangement
*
Portions of the exhibit have been omitted as the Company has determined that: (i) the omitted information is not material; and (ii) the omitted information would likely cause competitive harm to the Company if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

AFFIRM HOLDINGS, INC.

Date: September 17, 2021	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints Max Levchin, Michael Linford and Katherine Adkins, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Max Levchin	Chairman of the Board of Directors and Chief Executive Officer	September 17, 2021
Max Levchin	(principal executive officer)

/s/ Michael Linford	Chief Financial Officer	September 17, 2021
Michael Linford	(principal financial officer)

/s/ Siphelele Jiyane	VP, Controller	September 17, 2021
Siphelele Jiyane	(principal accounting officer)

/s/ Jeremy Liew	Director	September 17, 2021
Jeremy Liew

/s/ Libor Michalek	Director	September 17, 2021
Libor Michalek

/s/ Jenny J. Ming	Director	September 17, 2021
Jenny J. Ming

/s/ Jeremy G. Philips	Director	September 17, 2021
Jeremy G. Philips

/s/ Christa S. Quarles	Director	September 17, 2021
Christa S. Quarles

/s/ Keith Rabois	Director	September 17, 2021
Keith Rabois

/s/ Jacqueline D. Reses	Director	September 17, 2021
Jacqueline D. Reses

/s/ James D. White	Director	September 17, 2021
James D. White