Form 10-Q
period 2021-09-30
Affirm Holdings, Inc.
filed 2021-11-15
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 3, 2021, the number of shares of the registrant’s Class A common stock outstanding was 208,195,315 and the number of shares of the registrant's Class B common stock outstanding was 72,810,224.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-Q and our most recently filed Annual Report on Form 10-K. Other sections of this Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investors.affirm.com), our filings with the Securities and Exchange Commission (“SEC”), webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. The contents of our website are not incorporated into this filing. We have included our investor relations website address as an inactive textual reference and for convenience only, and do not intend it to be an active link to our website.

Part I - Financial Information

Item 1. Unaudited Financial Statements

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	September 30, 2021	June 30, 2021
Assets
Cash and cash equivalents	$1,439,531	$1,466,558
Restricted cash	236,282	226,074
Securities available for sale at fair value	456,266	16,170
Loans held for sale	1,808	13,030
Loans held for investment	2,244,826	2,022,320
Allowance for credit losses	(152,021)	(117,760)
Loans held for investment, net	2,092,805	1,904,560
Accounts receivable, net	100,951	91,575
Property, equipment and software, net	84,925	62,499
Goodwill	540,770	516,515
Intangible assets	71,378	67,930
Commercial agreement assets	207,431	227,377
Other assets	169,952	274,679
Total Assets	$5,402,099	$4,866,967
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$425,854	$57,758
Payable to third-party loan owners	38,462	50,079
Accrued interest payable	3,304	2,751
Accrued expenses and other liabilities	450,662	323,577
Notes issued by securitization trusts	1,621,638	1,176,673
Funding debt	484,821	680,602
Total liabilities	3,024,741	2,291,440
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 200,336,842 shares issued and outstanding as of September 30, 2021; 3,030,000,000 shares authorized, 181,131,728 shares issued and outstanding as of June 30, 2021	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 77,380,330 shares issued and outstanding as of September 30, 2021; 140,000,000 authorized, 88,226,376 shares issued and outstanding as of June 30, 2021	1	1
Additional paid in capital	3,579,763	3,467,236
Accumulated deficit	(1,205,100)	(898,485)
Accumulated other comprehensive gain	2,692	6,773
Total stockholders’ equity	2,377,358	2,575,527
Total Liabilities and Stockholders’ Equity	$5,402,099	$4,866,967

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

	September 30, 2021	June 30, 2021
Assets of consolidated VIEs, included in total assets above
Restricted cash	$164,868	$142,385
Loans held for investment	2,035,653	1,743,810
Allowance for credit losses	(127,744)	(94,463)
Loans held for investment, net	1,907,909	1,649,347
Accounts receivable, net	8,195	8,209
Other assets	3,501	3,683
Total assets of consolidated VIEs	$2,084,473	$1,803,624
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$2,873	$2,927
Accrued interest payable	3,139	2,613
Accrued expenses and other liabilities	3,627	3,820
Notes issued by securitization trusts	1,621,638	1,176,673
Funding debt	374,817	607,394
Total liabilities of consolidated VIEs	2,006,094	1,793,427
Total net assets	$78,379	$10,197

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2021	2020
Revenue
Merchant network revenue	$92,244	$93,265
Virtual card network revenue	19,395	5,958
Total network revenue	111,639	99,223
Interest income	117,302	54,237
Gain on sales of loans	30,979	16,434
Servicing income	9,465	4,084
Total Revenue, net	$269,385	$173,978
Operating Expenses
Loss on loan purchase commitment	$51,678	$65,868
Provision for credit losses	63,647	28,931
Funding costs	16,753	10,352
Processing and servicing	25,201	13,498
Technology and data analytics	78,013	33,768
Sales and marketing	63,960	22,582
General and administrative	136,204	32,273
Total Operating Expenses	435,456	207,272
Operating Loss	$(166,071)	$(33,294)
Other (expense) income, net	(140,373)	29,445
Loss Before Income Taxes	$(306,444)	$(3,849)
Income Tax Expense	171	97
Net Loss	$(306,615)	$(3,946)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$(3,802)	$405
Unrealized gain (loss) on securities available for sale, net	(279)	—
Net Other Comprehensive (Loss) Income	(4,081)	405
Comprehensive Loss	$(310,696)	$(3,541)
Per share data:
Net loss per share attributable to common stockholders for Class A and Class B:
Basic	$(1.13)	$(0.06)
Diluted	$(1.13)	$(0.47)
Weighted average common shares outstanding:
Basic	271,677,516	64,778,024
Diluted	271,677,516	68,256,189

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ DEFICIT
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	—	—	269,358,104	$3	$3,467,236	$(898,485)	$6,773	$2,575,527
Issuance of common stock upon exercise of stock options	—	—	7,403,503	—	37,470	—	—	37,470
Issuance of common stock in acquisition	—	—	183,733	—	10,000	—	—	10,000
Vesting of restricted stock units	—	—	772,653	—	—	—	—	—
Repurchases of common stock	—	—	(821)	—	(5)	—	—	(5)
Stock-based compensation	—	—	—	—	104,879	—	—	104,879
Tax withholding on stock-based compensation	—	—	—	—	(39,817)	—	—	(39,817)
Foreign currency translation adjustments	—	—	—	—	—	—	(3,802)	(3,802)
Unrealized gain (loss) on securities available for sale	—	—	—	—	—	—	(279)	(279)
Net Loss	—	—	—	—	—	(306,615)	—	(306,615)
Balance as of September 30, 2021	—	—	277,717,172	$3	$3,579,763	$(1,205,100)	$2,692	$2,377,358

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Deficit
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	122,115,971	$804,170	47,684,427	—	80,373	(447,167)	(302)	$(367,096)
Issuance of common stock	—	—	388,246	—	1,741	—	—	1,741
Repurchases of common stock	—	—	(115,625)	—	(584)	—	—	(584)
Issuance of redeemable convertible preferred stock, net of issuance costs of $440	21,824,141	434,434	—	—	—	—	—	—
Vesting and exercise of warrants for common stock	—	—	5,074,398	—	67,645	—	—	67,645
Stock-based compensation	—	—	—	—	7,175	—	—	7,175
Conversion of convertible debt	4,444,321	88,559	—	—	(42,124)	—	—	(42,124)
Effects of adoption of new accounting standards	—	—	—	—	—	(9,980)	—	(9,980)
Foreign currency translation adjustments	—	—	—	—	—	—	405	405
Net Loss	—	—	—	—	—	(3,946)	—	(3,946)
Balance as of September 30, 2020	148,384,433	1,327,163	53,031,446	$—	$114,226	$(461,093)	$103	$(346,764)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2021	2020
Cash Flows from Operating Activities
Net Loss	$(306,615)	$(3,946)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Provision for credit losses	63,647	28,931
Amortization of premiums and discounts on loans, net	(35,708)	(11,123)
Gain on sales of loans	(30,979)	(16,434)
Changes in fair value of assets and liabilities	139,884	(30,202)
Amortization of commercial agreement assets	18,971	14,261
Amortization of debt issuance costs	5,231	1,083
Stock-based compensation	93,189	6,203
Depreciation and amortization	10,541	3,720
Other	4,002	608
Purchases of loans held for sale	(896,786)	(346,878)
Proceeds from the sale of loans held for sale	888,580	338,926
Change in operating assets and liabilities:
Accounts receivable, net	(12,076)	10,175
Other assets	78,086	(64,412)
Accounts payable	368,096	6,110
Payable to third-party loan owners	(11,618)	(3,793)
Accrued interest payable	553	798
Accrued expenses and other liabilities	(11,848)	63,669
Net Cash Provided by (Used in) Operating Activities	365,150	(2,304)
Cash Flows from Investing Activities
Purchases and origination of loans held for investment	(1,847,458)	(1,177,769)
Proceeds from the sale of loans held for investment	195,039	75,049
Principal repayments and other loan servicing activity	1,486,099	749,128
Acquisition, net of cash and restricted cash acquired	(5,999)	—
Additions to property, equipment and software	(16,347)	(4,169)
Purchases of securities available for sale	(443,560)	—
Proceeds from maturities and repayments of securities available for sale	889	—
Other investing cash inflows	4,827	—
Other investing cash outflows	(3,000)	—
Net Cash Used in Investing Activities	(629,510)	(357,761)
Cash Flows from Financing Activities
Proceeds from funding debt	682,106	773,938
Payment of debt issuance costs	(6,609)	(4,617)
Principal repayments of funding debt	(873,778)	(890,556)
Proceeds from issuance of notes and residual trust certificates by securitization trusts	499,789	518,232
Principal repayments of notes issued by securitization trusts	(55,204)	(14,777)
Proceeds from issuance of redeemable convertible preferred stock, net	—	434,434
Proceeds from exercise of common stock options and warrants	37,470	1,741
Repurchases of common stock	(4)	(584)
Payments of tax withholding for stock-based compensation	(39,817)	—
Net Cash Provided by Financing Activities	243,953	817,811
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,588	—
Net (Decrease) Increase in Cash and Cash Equivalents and Restricted Cash	(16,819)	457,746
Cash and cash equivalents and restricted cash, beginning of period	1,692,632	328,128
Cash and Cash Equivalents and Restricted Cash, end of period	$1,675,813	$785,874
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2021	2020
Supplemental Disclosures of Cash Flow Information
Cash payments for interest	$10,195	$6,934
Cash paid for income taxes	72	—
Cash paid for operating leases	4,475	3,148
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Stock-based compensation included in capitalized internal-use software	$11,690	$972
Additions to property and equipment included in accrued expenses	56	15
Issuance of warrants in exchange for commercial agreement	—	67,645
Conversion of convertible debt	—	88,559
Issuance of common stock in connection with acquisition	10,000	—

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

Merchants partner with us to transform the consumer shopping experience and to acquire and convert customers more effectively through our frictionless point-of-sale payment solution. Consumers get the flexibility to buy now and make simple regular payments for their purchases and merchants see increased average order value, repeat purchase rate, and an overall more satisfied customer base. Unlike legacy payment options and our competitors’ product offerings, which charge deferred or compounding interest and unexpected costs, we disclose up-front to consumers exactly what they will owe — no hidden fees, no deferred interest, no penalties.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), disclosure requirements for interim financial information, and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2021. The balance sheet as of June 30, 2021 has been derived from the audited financial statements at that date. Management believes these interim condensed consolidated financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period. Certain prior period amounts have been reclassified to conform to the current period presentation.

Our interim condensed financial statements have been prepared on a consolidated basis. Under this basis of presentation, our financial statements consolidate all wholly owned subsidiaries and variable interest entities (“VIEs”), in which we have a controlling financial interest. These include various business trust entities and limited partnerships established to enter into warehouse credit agreements with certain lenders for funding debt facilities and certain asset-backed securitization transactions.

Our variable interest arises from contractual, ownership, or other monetary interests in the entity, which changes with fluctuations in the fair value of the entity’s net assets. We consolidate a VIE when we are deemed to be the primary beneficiary. We assess whether or not we are the primary beneficiary of a VIE on an ongoing basis.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts in the interim condensed consolidated financial statements and the accompanying notes. Material estimates that are particularly susceptible to significant change relate to determination of the variable consideration for revenue, the allowance for credit losses, capitalized internal-use software development costs, valuation allowance for deferred tax assets, convertible debt derivatives, loss on loan purchase commitment, the fair value of servicing assets and liabilities, discount on self-originated loans, the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations, the fair value of contingent consideration related to business combinations, the evaluation for impairment of intangible assets and goodwill, the incremental borrowing rate used in discounting our lease liabilities, the fair value of available for sale debt securities including retained interests in our securitizations trusts, the fair value of residual certificates issued by our securitization trusts held by third parties, and stock-based compensation. We base our estimates on historical experience, current events and other factors we believe to be reasonable under the circumstances. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results will be materially affected.

These estimates are based on information available as of the date of the interim condensed consolidated financial statements; therefore, actual results could differ materially from those estimates.

Immaterial Correction of Prior Period Amounts

Subsequent to the issuance of our financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC on September 17, 2021, we identified understatements in certain prior period amounts related to the fair value measurement of contingent consideration and stock-based compensation.

We remeasure the fair value of the contingent consideration liability recorded in connection with the PayBright, Inc. (“PayBright”) acquisition at each reporting date. An incorrect input in the Monte Carlo simulation used to estimate the fair value as of June 30, 2021, resulted in an understatement of accrued expenses and other liabilities of $5.6 million as of June 30, 2021.
We measure stock-based compensation based on the fair value of an award at the grant date and recognize expense over the vesting period of the award based on the estimated portion of the award that is expected to vest. An incorrect determination of the grant date and service inception dates for certain awards granted prior to our initial public offering (“IPO”), as well as incorrect treatment of expense recognition for certain terminated employees, resulted in an understatement of additional paid in capital of $4.5 million as of June 30, 2021.

Accordingly, we are correcting the relevant financial statements and related footnotes as of June 30, 2021 within these interim condensed consolidated financial statements from amounts previously reported. We have evaluated the materiality of these misstatements based on an analysis of quantitative and qualitative factors and concluded they were not material to the prior period financial statements, individually or in aggregate.

The following table provides the impact of the correction on our consolidated balance sheet as of June 30, 2021, as presented below (in thousands):

	As of June 30, 2021
	As Previously Reported	Adjustments	As Corrected
Accrued expenses and other liabilities	317,951	5,626	323,577
Total liabilities	2,285,814	5,626	2,291,440
Additional paid in capital	3,462,762	4,474	3,467,236
Accumulated deficit	(888,381)	(10,104)	(898,485)
Accumulated other comprehensive income	6,769	4	6,773
Total stockholders’ equity	2,581,153	(5,626)	2,575,527

Significant Accounting Policies

Except for the addition of policies described below for marketable securities, there were no material changes to our significant accounting policies as disclosed in Note 2. Summary of Significant Accounting Policies

of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC on September 17, 2021.

Marketable Securities

During the three months ended September 30, 2021, we purchased certain investments in marketable debt securities which are accounted for under ASC Topic 320, “Investments - Debt Securities” (“ASC 320”). We have classified these investments as available for sale, as defined within ASC 320. These investments are held at fair value with changes in fair value recorded in unrealized gain (loss) on securities available for sale, net within other comprehensive income (loss). As of the end of each reporting period, management reviews each security where the fair value is less than the amortized cost to determine whether any portion of the decline in fair value is due to a credit loss and/or whether or not we intend to sell or will be required to sell such security before recovery of its amortized cost basis. The portion of any decline in fair value which management identifies as a credit loss will be recognized as an allowance for credit losses through other (expense) income, net rather than unrealized gain (loss) on securities available for sale, net. To the extent management intends to sell or may be required to sell a security in an unrealized loss position, we 1) reverse any previously recorded allowance for credit losses with an offsetting entry to reduce the amortized cost basis of the security and 2) write-off any remaining portion of the amortized cost basis to equal its fair value, with this change recorded through other (expense) income, net.

Interest income for available for sale securities is recorded within other (expense) income, net.

Available for sale securities initially purchased with less than 90 days until maturity with quoted transaction prices in an active market are classified as cash and cash equivalents.

Refer to Note 12. Investments for additional information.

Advertising Costs

Advertising costs are expensed as incurred and are included within sales and marketing in our interim condensed consolidated statements of operations and comprehensive loss. For the three months ended September 30, 2021 and 2020, advertising costs totaled $18.3 million and $1.4 million, respectively.

Recently Adopted Accounting Standards

Financial Instruments - Credit Losses

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

Following the loss of our emerging growth company status in the third quarter of the prior fiscal year, we adopted ASC 326 effective July 1, 2020 using the modified retrospective approach for our loans held for investment. For the three months ended September 30, 2020, this adoption resulted in a decrease in the provision for credit losses of $11.3 million.

Convertible Debt Instruments

In August 2020, the FASB issued Accounting Standard Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. We early adopted the new standard effective July 1, 2021 on a modified retrospective basis. The adoption of the new standard did not have any material impact on our interim condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Interbank Offered Rate (“LIBOR”). This ASU is effective for all entities upon issuance as of March 12, 2020 through December 31, 2022. In January 2021, the FASB also issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which provides additional optional expedients and exceptions applicable to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This ASU is effective for all entities upon issuance as of January 7, 2021 through December 31, 2022. We are in the process of reviewing our derivatives agreements, revolving credit agreements and loan sale agreements that utilize LIBOR as the reference rate and evaluating the impact of this new guidance. Throughout the remaining effective period for ASU 2020-04 and ASU 2021-01, we will continue to evaluate the applicable relief measures within each of these amendments and will determine any impact on our interim condensed consolidated financial statements.

3.   Interest Income

Interest income consisted of the following components (in thousands):

	Three Months Ended September 30,
	2021	2020
Interest income on unpaid principal balance	$82,941	$42,502
Amortization of discount on loans held for investment	38,445	14,770
Amortization of premiums on loans	(2,737)	(1,958)
Interest receivable charged-off, net of recoveries	(1,347)	(1,077)
Total interest income	$117,302	$54,237
We accrue interest income using the effective interest method. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of September 30, 2021 and June 30, 2021, the balance of loans held for investment on non-accrual status was $0.8 million and $1.1 million, respectively.

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	September 30, 2021	June 30, 2021
Unpaid principal balance	$2,280,315	$2,058,863
Accrued interest receivable	16,817	15,466
Premiums on loans held for investment	7,175	7,071
Less: Discount due to loss on loan purchase commitment	(53,657)	(53,177)
Less: Fair value adjustment on loans acquired through business combination	(5,824)	(5,903)
Total loans held for investment	$2,244,826	$2,022,320

The majority of the loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $2,244.2 million and $1,524.1 million during the three months ended September 30, 2021 and 2020, respectively.

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

Our proprietary score (“ITACs”) is assigned to most loans facilitated through our technology platform, ranging from zero to 100, with 100 representing the highest credit quality and therefore the lowest likelihood of loss. The ITACs model analyzes the characteristics of a consumer's attributes that are shown to be predictive of both willingness and ability to repay including, but not limited to: basic features of a consumer's credit profile, a consumer's prior repayment performance with other creditors, current credit utilization, and legal and policy changes. When a consumer passes both fraud and credit policy checks, the application is assigned an ITACs score. ITACs is also used for portfolio performance monitoring. Our credit risk team closely tracks the distribution of ITACs at the portfolio level, as well as ITACs at the individual loan level to monitor for signs of a changing credit profile within the portfolio. Repayment performance within each ITACs band is also monitored to support both the integrity of the risk scoring models and to measure possible changes in consumer behavior amongst various credit tiers.

The following table presents an analysis of the credit quality, by ITACs score, of the amortized cost basis by fiscal year of origination on loans held for investment (in thousands) as of September 30, 2021:

	Amortized Costs Basis by Fiscal Year of Origination
	2022	2021	2020	2019	2018	Prior	Total
96+	$50,032	$5,695	$11	$—	$—	$—	$55,738
94 – 96	96,076	74,820	819	8	—	—	171,723
90 – 94	236,342	211,078	4,191	246	2	—	451,859
<90	619,067	697,268	81,346	4,583	2	—	1,402,266
No score(1)	79,039	58,216	9,484	1,201	273	18	148,231
Total loan receivables	$1,080,556	$1,047,077	$95,851	$6,038	$277	$18	$2,229,817
Current period charge-offs	$(29,454)	$(943)	$(56)	$(1)	$—	$—	$(30,454)
Current period recoveries	1,200	978	839	385	267	42	3,711
Current period net charge-offs	$(28,254)	$35	$783	$384	$267	$42	$(26,743)

(1)This balance represents loan receivables in new markets without sufficient data currently available for use by the Affirm scoring methodology as well as loan receivables originated by PayBright.

Loan receivables are defined as past due if either the principal or interest have not been received within four calendars days of when they are due in accordance with the agreed upon contractual terms. The following table presents an aging analysis of the amortized cost basis on loans held for investment by delinquency status (in thousands):

	September 30, 2021	June 30, 2021
Non-delinquent loans	$2,111,756	$1,939,976
4 – 29 calendar days past due	60,191	43,838
30 – 59 calendar days past due	26,499	17,267
60 – 89 calendar days past due	17,558	12,044
90 – 119 calendar days past due	13,813	6,759
Total amortized cost basis	$2,229,817	$2,019,884

We maintain an allowance for credit losses at a level that we believe is appropriate to absorb probable losses inherent in our loans. The allowance for credit losses covers estimated losses for individually assessed loans and includes estimates which rely on economic conditions, forecasts, and historical loan performance. When loans are charged off, we recognize this as a charge against the allowance for credit losses. We may continue to attempt to recover amounts from the respective consumers. The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected on the loans. It is comprised of a specific allowance for individually assessed loans which are regularly evaluated to maintain a level adequate to absorb expected losses inherent in the loans.

The following table details activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,
	2021	2020
Balance at beginning of period	$117,760	$95,137
Adjustment due to adoption of new accounting standard	—	10,083
Provision for credit losses	61,004	29,121
Charge-offs	(30,454)	(14,074)
Recoveries of charged-off receivables	3,711	2,754
Balance at end of period	$152,021	$123,021

5.   Business Combination

ShopBrain

On July 1, 2021, Affirm completed the acquisition of technology and intellectual property from Yroo, Inc. and entered into employment arrangements with certain of its employees (“the ShopBrain acquisition”). Yroo, Inc. is a data aggregation and cataloging technology company based in Canada (“ShopBrain”). The purchase price was comprised of (i) $30.0 million in cash and (ii) 151,745 shares of our Class A common stock issued to the shareholders of ShopBrain at closing.

The acquisition date fair value of the consideration transferred was approximately $40.0 million, which consisted of the following (in thousands):

Cash	$30,000
Fair value of Class A common stock transferred	10,000
Total acquisition date fair value of the consideration transferred	$40,000

The acquisition was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). The acquired identifiable intangible assets have been recorded at their estimated fair values with the excess purchase price assigned to goodwill. The goodwill was primarily attributed to future synergies from integration and the value of the assembled workforce. The goodwill is expected to be deductible for income tax purposes.

The following table summarizes the allocation of the consideration paid of approximately $40.0 million to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Intangible assets	$9,488
Total net assets acquired	9,488
Goodwill	30,512
Total purchase price	$40,000

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life (Years)
Developed technology	$9,488	3.0

The fair values of the intangible assets were determined by applying the replacement cost method. The fair value measurements are based on significant unobservable inputs, including management estimates and assumptions, and thus represents Level 3 measurements.

The transaction costs associated with the acquisition were approximately $0.1 million for the three months ended September 30, 2021, which are included in general and administrative expense within the interim condensed consolidated statements of operations and comprehensive loss.

Pro forma adjustments would only include the additional amortization that would have been charged assuming the intangible assets had been recorded as of July 1, 2020. Such adjustments would not be material to the interim condensed consolidated statements of operations and comprehensive loss for the three months ended September 30, 2021 and 2020, respectively.

6.   Balance Sheet Components

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, and servicing fees due from third-party loan owners. We evaluate accounts receivable estimated to be uncollectible and provide an allowance, as necessary, for doubtful accounts. This allowance was $7.1 million and $4.1 million as of September 30, 2021 and June 30, 2021, respectively.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the three months ended September 30, 2021 were as follows (in thousands):

Balance as of June 30, 2021	516,515
Additions	30,792
Effect of foreign currency translation	(6,537)
Balance as of September 30, 2021	$540,770

Refer to Note 5. Business Combination for a description of additions to goodwill during the three months ended September 30, 2021. No impairment losses related to goodwill were recorded during the three months ended September 30, 2021 and 2020.

Intangible assets consisted of the following (in thousands):

	September 30, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life
Merchant relationships	$38,510	$(4,200)	$34,310	4.5
Developed technology	39,577	(6,166)	33,411	2.8
Trademarks and domains	3,668	(361)	3,307	3.3
Other intangibles	350	—	350	Indefinite
Total intangible assets	$82,105	$(10,727)	$71,378

	June 30, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$38,951	$(2,192)	$36,759	4.5
Developed technology	30,176	(2,930)	27,246	2.8
Trademarks and domains	3,769	(194)	3,575	3.3
Other intangibles	350	—	350	Indefinite
Total intangible assets	73,246	(5,316)	67,930

Amortization expense for intangible assets was $5.5 million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively. No impairment losses related to intangible assets were recorded during the three months ended September 30, 2021 and 2020.

The expected future amortization expense of these intangible assets as of September 30, 2021 is as follows (in thousands):

2022 (remaining nine months)	$16,295
2023	21,286
2024	19,173
2025	7,193
2026 and thereafter	4,936
Total amortization expense	$68,883

Commercial Agreement Assets

In July 2020, we recognized an asset in connection with a commercial agreement with Shopify Inc. (“Shopify”), in which we granted warrants in exchange for the opportunity to acquire new merchant partners. This asset represents the probable future economic benefit to be realized over the four-year expected benefit period and is valued based on the fair value of the warrants on the grant date. We recognized an asset of $270.6 million associated with the fair value of the warrants, which were fully vested as of September 30, 2021. During the three months ended September 30, 2021 and 2020, we recorded amortization expense related to the commercial agreement asset of $17.0 million and $14.3 million, respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

In January 2021, we recognized an asset in connection with a commercial agreement with an enterprise partner, in which we granted stock appreciation rights in exchange for the benefit of acquiring access to the partner's consumers. This asset represents the probable future economic benefit to be realized over the three-year expected benefit period and is valued based on the fair value of the stock appreciation rights on the grant date. We initially recognized an asset of $25.9 million associated with the fair value of the stock appreciation rights. During the three months ended September 30, 2021, we recorded amortization expense related to the asset of $1.9 million in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

Other Assets

    Other assets consisted of the following (in thousands):

	September 30, 2021	June 30, 2021
Operating lease right-of-use assets	$58,562	$57,828
Prepaid payroll taxes for stock-based compensation	23,291	111,278
Prepaid expenses	17,917	21,069
Equity securities, at cost	11,278	11,278
Processing reserves	25,021	14,042
Other receivables	24,692	26,423
Other assets	9,191	32,761
Total other assets	$169,952	$274,679

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands)

	September 30, 2021	June 30, 2021
Contingent consideration liability	$290,719	$153,446
Operating lease liability	74,360	74,952
Accrued expenses	51,247	47,674
Commercial agreement liability	12,627	25,357
Other liabilities	21,709	22,148
Total accrued expenses and other liabilities	$450,662	$323,577

Our acquisition of PayBright included consideration transferred and shares held in escrow, contingent upon the achievement of future milestones. We classified the contingent consideration as a liability and will remeasure the liability to its fair value at each reporting date until the contingency is resolved. As of September 30, 2021, the fair value of the contingent consideration liability was $290.7 million. For further details on our fair value methodology with respect to the contingent consideration, see Note 13. Fair Value of Financial Assets and Liabilities.

In January 2021, we recognized a liability in connection with a commercial agreement with an enterprise partner of $25.4 million. During the three months ended September 30, 2021, we settled $12.6 million, or fifty percent, of this liability. The remaining fifty percent will be settled on the first year anniversary of the final prospectus date of January 12, 2021.

7. Leases

We lease facilities under operating leases with various expiration dates through 2030. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from 180 days to one year. As of September 30, 2021, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Lease terms range from one year to nine years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. The cash collateral and deposits for the letters of credit have been recognized as restricted cash in the interim condensed consolidated balance sheets and totaled $9.6 million and $9.9 million as of September 30, 2021 and June 30, 2021, respectively.

The weighted average remaining lease term as of September 30, 2021 was 5.6 years. The discount rate used in determining the lease liability for each individual lease was derived from a corporate yield curve which corresponded with the remaining lease term as of July 1, 2020 for leases that existed at the adoption of Leases (ASC Topic 842) (“ASC 842”) and as of the lease commencement date for leases subsequently entered into or modified after July 1, 2020.

There was no impairment expense related to leases during the three months ended September 30, 2021 and 2020.

Total rent expense incurred for all locations totaled $3.8 million for both the three months ended September 30, 2021 and 2020. Total lease expense incurred for short term leases with a term 12 months or less totaled $0.2 million and $0.5 million for the three months ended September 30, 2021 and 2020, respectively.

We have subleased a portion of our leased facilities. Sublease income totaled $0.6 million during the three months ended September 30, 2021. There was no sublease income during the three months ended September 30, 2020.

Lease term and discount rate information are summarized as follows:

September 30, 2021
Weighted average remaining lease term (in years)	5.6
Weighted average discount rate	4.7%

Maturities of lease liabilities as of September 30, 2021 are as follows (in thousands) for the years ended:

2022 (remaining nine months)	$11,728
2023	16,117
2024	16,029
2025	16,132
2026	15,283
Thereafter	10,419
Total lease payments	85,708
Less imputed interest	(11,348)
Present value of lease liabilities	$74,360

8.   Commitments and Contingencies

Repurchase Obligation

Under the normal terms of our whole loans sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representation and warranties is identified. Generally, a breach in representation and warranties would occur where a loan has been identified as subject to verified or suspected fraud. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. The aggregate outstanding balance of loans held by third-party investors or unconsolidated VIEs was $2,622.7 million and $2,453.9 million as of September 30, 2021 and June 30, 2021, respectively, of which we have recorded a repurchase liability of $2.1 million as of both September 30, 2021 and June 30, 2021 within accrued expenses and other liabilities in our interim condensed consolidated balance sheets.

Legal Proceedings

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. The results of such matters often cannot be predicted with certainty. In accordance with applicable accounting guidance, we establish an accrued liability for legal proceedings and claims when those matters present loss contingencies which are both probable and reasonably estimable. All such liabilities arising from current legal and regulatory matters have been recorded in accrued expenses and other liabilities in our interim condensed consolidated balance sheets and these matters are immaterial, as of September 30, 2021.

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

We are exposed to default risk on both loan receivables purchased from our originating bank partners and loan receivables that are self-originated. The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions. As of September 30, 2021 and June 30, 2021, approximately 14% and 15%, respectively, of loan receivables related to customers residing in the state of California. No other states or provinces exceeded 10%.

Concentrations of Revenue

For the three months ended September 30, 2021 and 2020, approximately 10% and 30%, respectively, of total revenue was driven by one merchant.

9.   Transactions with Related Parties

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). Some of our directors, principal officers, and their immediate families have received loans facilitated by us, in accordance with our regular consumer loan offerings. As of September 30, 2021, the outstanding balance and interest earned on such accounts is immaterial.

10.   Debt

Debt encompasses funding debt and our revolving credit facility. As of September 30, 2021 and June 30, 2021, we have unutilized funding capacity through our revolving credit facility, which did not have any borrowings outstanding as of September 30, 2021.

Funding Debt

Funding debt and its aggregate future maturities consists of the following (in thousands):

September 30, 2021
2022	$137,153
2023	—
2024	246,647
2025	—
2026	—
Thereafter	111,266
Total	$495,066
Deferred debt issuance costs	(10,245)
Total funding debt, net of deferred debt issuance costs	$484,821

Warehouse Credit Facilities

Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. Each trust entered into a credit agreement and security agreement with a third-party as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are referred to as funding debt and these proceeds from the borrowings can only be used for the purposes of facilitating loan funding and origination, with advance rates ranging from 75% to 88% of the total collateralized balance. These trusts are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm. These revolving facilities mature between 2024 and 2027, and subject to covenant compliance, generally permit borrowings up to 12 months prior to the final maturity date of each respective facility. As of September 30, 2021, the aggregate commitment amount of these facilities was $1,975.0 million on a revolving basis, of which $357.9 million was drawn, with $1,617.1 million remaining available. Some of the loans purchased from the originating bank partners are pledged as collateral for borrowings in our facilities. The unpaid principal balance of these loans totaled $425.7 million and $664.1 million as of September 30, 2021 and June 30, 2021, respectively.

Borrowings under these warehouse credit facilities bear interest at an annual benchmark rate of LIBOR or at an alternative commercial paper rate (which is either (i) the per annum rate equivalent to the weighted-average of the per annum rates at which all commercial paper notes were issued by certain lenders to fund advances or maintain loans, or (ii) the daily weighted-average of LIBOR, as set forth in the applicable credit agreement), plus a spread ranging from 1.65% to 4.00%. Interest is payable monthly. In addition, these agreements require payment of a monthly unused commitment fee ranging from 0.10% to 0.75% per annum on the undrawn portion available.

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of liquidity, leverage, and tangible net worth. As of September 30, 2021, we were in compliance with all applicable covenants in the agreements.

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

As of September 30, 2021, the aggregate commitment amount of these facilities was $267.2 million on a revolving basis, of which $125.4 million was drawn, with $141.9 million remaining available. The unpaid principal balance of loans pledged to these facilities totaled $72.0 million as of September 30, 2021.

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of liquidity, leverage, and tangible net worth at the PayBright subsidiary level. As of September 30, 2021, we were in compliance with all applicable covenants in the agreements.

Repurchase Agreement

On August 20, 2021, we entered into a sale and repurchase agreement pursuant to which we sold securities to a counterparty with an obligation to repurchase at a future date and price. As of September 30, 2021, we had $11.8 million in debt outstanding under our repurchase agreement disclosed within funding debt on the interim condensed consolidated balance sheets. The outstanding debt relates to $13.7 million in pledged securities disclosed within securities available for sale at fair value on the interim condensed consolidated balance sheets and will be amortized through regular principal and interest payments on the pledged securities. The interest rate is 1.08% on the senior pledged securities and 2.63% on the residual certificate pledged securities. The contractual repurchase date is in November 2021. Prior to the repurchase date and subject to mutual agreement by Affirm and the counterparty, we may enter into a repurchase date extension subject to market interest rates on such extension date.

Convertible Debt

In April 2020, we entered into an agreement with various investors pursuant to which we issued convertible notes in an aggregate principal amount of $75.0 million with maturity dates in April 2021 and bearing interest at a rate of 1.00% per annum.

In September 2020, as part of our Series G equity financing round, the convertible notes issued in April 2020 were fully converted into 4,444,321 shares of Series G-1 preferred stock.

Revolving Credit Facility

On January 19, 2021, we entered into a revolving credit agreement with a syndicate of commercial banks for a $185.0 million unsecured revolving credit facility. This facility bears interest at a rate equal to, at our option, either (a) a Eurodollar rate determined by reference to adjusted LIBOR for the interest period, plus an applicable margin of 2.50% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by The Wall Street Journal as the U.S. prime rate, and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case, plus an applicable margin of 1.50% per annum. The revolving credit agreement has a final maturity date of January 19, 2024. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.35% per annum on the undrawn balance available. There are no borrowings outstanding under the facility at September 30, 2021.

11.   Securitization and Variable Interest Entities

Consolidated VIEs

We consolidate VIEs when we are deemed to be the primary beneficiary.

Warehouse Credit Facilities

We established certain entities, deemed to be VIEs, to enter into warehouse credit facilities for the purpose of purchasing loans from our originating bank partners. Refer to Note 10. Debt for additional information. The creditors of the VIEs have no recourse to the general credit of Affirm and the liabilities of the VIEs can only be settled by the respective VIEs’ assets; however, as the servicer of the loans pledged to our warehouse funding facilities, we have the power to direct the activities that most significantly impact the VIEs' economic performance. In addition, we retain significant economic exposure to the pledged loans and therefore, we are the primary beneficiary.

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

During the three months ended September 30, 2021, we consolidated Affirm Asset Securitization Trust 2020-Z1 (“2020-Z1”), Affirm Asset Securitization Trust 2020-A (“2020-A”), Affirm Asset Securitization Trust 2020-Z2 (“2020-Z2”), Affirm Asset Securitization Trust 2021-A (“2021-A”), and Affirm Asset Securitization Trust 2020-A (“2021-B”). Each securitization trust issued senior notes and residual certificates to finance the purchase of the loans facilitated by our platform. At the closing of each securitization, we contributed loans, facilitated through our technology platform and purchased from our originating bank partners, with an aggregate outstanding principal balance of $2,375.3 million. The 2020-Z1 and 2020-Z2 securitizations are secured by static pools of loans contributed at closing, whereas the 2020-A, 2021-A, and 2021-B securitization are revolving and we may contribute additional loans from time to time until the end of the revolving period. For the 2020-Z2 securitization, we purchased $27.9 million of loan receivables from our third-party loan buyers which were then contributed to the trust.

For each securitization, the residual certificates represent the right to receive all the residual cash collected on the loans held by the securitization trust after paying off the senior notes. All the senior notes were sold to third-party investors. For 2020-Z1, 2020-A, 2021-A and 2021-B, we retained 100% of the residual certificates issued by the securitization trusts. For 2020-Z2, we retained 93.3% of the residual certificates issued by the securitization trust, and a third-party investor holds the remaining 6.7% of the residual certificates in 2020-Z2. The residual trust certificates held by third-party investors are measured at fair value, using a discounted cash flow model, and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets. In addition to the retained residual certificates, our continued involvement includes loan servicing responsibilities over the life of the underlying loans.

2021-B

On August 4, 2021, the notes under the 2021-B securitization were issued in five classes: Class A in the amount of $418.8 million, Class B in the amount of $28.0 million, Class C in the amount of $19.8 million, Class D in the amount of $22.5 million, and Class E in the amount of $11.0 million (collectively, the “2021-B notes”). The Class A, Class B, Class C, Class D, and Class E notes bear interest at a fixed rate of 1.03%, 1.24%, 1.40%, 2.54%, and 4.61%, respectively, and each class has a maturity date of August 17, 2026. Principal and interest payments began in October 2021 and are payable monthly. These notes are recorded at amortized cost on the interim condensed consolidated balance sheet. The associated debt issuance costs, which totaled $3.0 million as of September 30, 2021, are deferred and amortized into interest expense over the estimated weighted average life of the notes. The 2021-B notes held by third-party investors and the unamortized debt issuance costs are included in notes issued by securitization trusts with a balance of $500.0 million on the interim condensed consolidated balance sheets at September 30, 2021 and are secured by loan receivables at amortized cost of $490.0 million included in loans held for investment on the interim condensed consolidated balance sheets as of September 30, 2021.

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs.

	September 30, 2021
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$433,661	$381,909	$51,752
Securitizations	1,650,812	1,624,185	26,627
Total consolidated VIEs	$2,084,473	$2,006,094	$78,379

	June 30, 2021
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$688,197	$614,882	$73,315
Securitizations	1,115,427	1,178,545	(63,118)
Total consolidated VIEs	$1,803,624	$1,793,427	$10,197

Unconsolidated VIEs

For the three months ended September 30, 2021, Affirm Asset Securitization Trust 2021-Z1 (“2021-Z1”) was an unconsolidated VIE. We did not retain significant economic exposure through our variable interests and therefore we determined that we are not the primary beneficiary as of September 30, 2021.

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

We initially consolidated the 2021-Z1 trust at closing due to retaining a majority of the residual interest. However, upon completing the subsequent third-party sale of 81.9% of the residual certificates on May 17, 2021, we determined that we no longer had significant economic exposure through our variable interests and as such, we determined that we were no longer the primary beneficiary as of this date.

Upon consolidating the 2021-Z1 trust, we recognized a gain of $16.7 million, primarily driven by the gain on sale of the loans sold to the trust at closing.

The following tables present the aggregate carrying value of financial assets and liabilities for unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary:

	September 30, 2021
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$262,451	$260,644	$1,807	$14,179
Total unconsolidated VIEs	$262,451	$260,644	$1,807	$14,179

	June 30, 2021
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$305,414	$304,567	$847	$16,850
Total unconsolidated VIEs	$305,414	$304,567	$847	$16,850

Assets of unconsolidated VIEs include the carrying value for loans held in the 2021-Z1 trust and cash held in the collection and reserve accounts established for the trust. Liabilities include the outstanding principal balance of the 2021-Z1 notes.

Maximum exposure to losses represents our exposure through our continuing involvement as servicer and through our retained interests. For 2021-Z1, this includes $13.7 million in retained 2021-Z1 notes and residual certificates disclosed within securities available for sale at fair value in our interim condensed consolidated balance sheets and $0.5 million related to our 2021-Z1 servicing asset and receivables disclosed within other assets in our interim condensed consolidated balance sheets.

Additionally, we may experience a loss due to future repurchase obligations resulting from breaches in representations and warranties in our securitization and third-party sale agreements. In connection with 2021-Z1, this amount was not material as of September 30, 2021.

Retained Beneficial Interests in Unconsolidated VIEs

The investors of the securitizations have no direct recourse to the assets of Affirm, and the timing and amount of beneficial interest payments is dependent on the performance of the underlying loan assets held within each trust. We have classified our retained beneficial interests in 2021-Z1 as “available for sale” and as such they are disclosed at fair value in our consolidated balance sheets.

See Note 12. Investments and Note 13. Fair Value of Financial Assets and Liabilities for additional information on the fair value sensitivity of the notes receivable and residual certificates. Additionally, as of September 30, 2021, we have pledged the 2021-Z1 retained beneficial interests as collateral in connection with a repurchase agreement as described in Note 10. Debt.

12.   Investments

Securities Available for Sale, at Fair Value

Securities available for sale primarily consist of cash equivalents and marketable debt securities. Retained interests in our off balance sheet securitization funding transactions are also classified as available for sale.

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of September 30, 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit (1)	$46,714	$1	$(1)	$—	$46,714
Corporate bonds (1)	202,204	9	(128)	—	202,085
Commercial paper (1)	316,424	2	(4)	—	316,422
Government bonds
Non-US	50,111	—	(38)	—	50,073
US	63,730	—	(9)	—	63,721
Securitization notes receivable and certificates	13,827	23	(105)	(1)	13,744
Other	2,003	—	—	—	2,003
Total securities available for sale	$695,013	$35	$(285)	$(1)	$694,762

(1)Certificates of deposit, corporate bonds, and commercial paper include $238.5 million classified as cash and cash equivalents within the interim condensed consolidated balance sheets.

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of June 30, 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securitization notes receivable and certificates	$16,144	$29	$—	$(3)	$16,170
Total securities available for sale	$16,144	$29	$—	$(3)	$16,170

As of September 30, 2021 and June 30, 2021, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of September 30, 2021, is as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$26,702	$(1)	$—	$—	$26,702	$(1)
Corporate bonds	192,765	(128)	—	—	192,765	(128)
Commercial paper	203,958	(4)	—	—	203,958	(4)
Government bonds
Non-US	50,073	(38)	—	—	50,073	(38)
US	60,617	(9)	—	—	60,617	(9)
Securitization notes receivable and certificates	689	(105)	—	—	689	(105)
Other	—	—	—	—	—	—
Total securities available for sale	$534,804	$(285)	$—	$—	$534,804	$(285)

There were no securities available for sale with unrealized losses for which an allowance for credit losses had not been recorded as of June 30, 2021.

The length of time contractual maturities of securities available for sale as of September 30, 2021, were as follows:

	Less than 1 year		1 year through 5 years			Total
	Net Carrying Value	Fair Value	Net Carrying Value	Fair Value		Net Carrying Value	Fair Value
Certificates of deposit	$46,714	$46,714	$—	$—		$46,714	$46,714
Corporate bonds	138,172	138,115	64,032	63,970	63,970	202,204	202,085
Commercial paper	316,424	316,422	—	—		316,424	316,422
Government bonds
Non-US	39,805	39,782	10,306	10,291		50,111	50,073
US	31,292	31,288	32,438	32,433		63,730	63,721
Securitization notes receivable and certificates (1)	—	—	13,826	13,744		13,826	13,744
Other	2,003	2,003	—	—		2,003	2,003
Total securities available for sale	$574,410	$574,324	$120,602	$120,438		$695,012	$694,762

(1)Based on weighted average life of expected cash flows as of September 30, 2021.

Gross proceeds from matured or redeemed securities for the three months ended September 30, 2021 were $50.7 million.

There were no portfolio sales or associated realized gains or losses for available for sale securities for the three months ended September 30, 2021.

We did not hold any securities classified as available for sale for the three months ended September 30, 2020.

Equity Securities, at Cost

Equity investments without a readily determinable fair value held at cost were $11.3 million as of September 30, 2021 and June 30, 2021 and are included in other assets within the interim condensed consolidated balance sheets.

We did not record any impairment or upward or downward adjustments at fair value as of September 30, 2021 and there were no realized gains or losses from sales of equity investments held at cost for the three months ended September 30, 2021 or September 30, 2020.

13.   Fair Value of Financial Assets and Liabilities

ASC Topic 820, “Fair Value Measurement” (“ASC 820”) establishes a fair value hierarchy that prioritizes the use of inputs used in valuation methodologies into the following three levels:

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

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Servicing assets	$—	$—	$2,287	$2,287
Securities available for sale:
Certificate of deposit (1)	—	46,714	—	46,714
Corporate bonds (1)	—	202,085	—	202,085
Commercial paper (1)	—	316,422	—	316,422
Government bonds:
Non-U.S.	—	50,073	—	50,073
U.S.	—	63,721	—	63,721
Securitization notes receivable and residual trust certificates	—	—	13,744	13,744
Other	—	—	2,003	2,003
Total securities available for sale	—	679,015	15,747	694,762
Interest rate cap agreements	—	4,035	—	4,035
Total assets	$—	$683,050	$18,034	$701,084
Liabilities:
Servicing liabilities	$—	$—	$3,610	$3,610
Performance fee liability	—	—	1,335	1,335
Residual trust certificates, held by third-parties	—	—	745	745
Contingent consideration	—	—	290,719	290,719
Profit share liability	—	—	1,400	1,400
Total liabilities	$—	$—	$297,809	$297,809

(1)Certificates of deposit, corporate bonds, and commercial paper include $238.5 million classified as cash and cash equivalents within the interim condensed consolidated balance sheets.

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Securitization notes receivable	$—	$—	$15,224	$15,224
Residual trust certificates	—	—	946	946
Servicing assets	—	—	2,349	2,349
Interest rate cap agreements	—	2,880	—	2,880
Total assets	$—	$2,880	$18,519	$21,399
Liabilities:
Servicing liabilities	—	—	3,961	3,961
Performance fee liability	—	—	1,290	1,290
Residual trust certificates, held by third-parties	—	—	914	914
Contingent consideration	—	—	147,820	147,820
Profit share liability	—	—	2,464	2,464
Total liabilities	$—	$—	$156,449	$156,449

There were no transfers between levels during the periods ended September 30, 2021 and June 30, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Securities Available for Sale

As of September 30, 2021, we held marketable securities classified as available for sale. Management obtains pricing from one or more third party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third party pricing services.

Derivative Instruments (Interest Rate Cap Agreements)

As of September 30, 2021, we had two interest rate cap agreements outstanding to manage interest costs and the risk associated with variable interest rates. These derivatives have not been designated as hedging instruments. As of September 30, 2021 the interest rate caps are classified as Level 2 and recorded at fair value, based on prices quoted for similar financial instruments in markets that are not active. The interest rate caps are presented within other assets or accrued expenses and other liabilities on the interim condensed consolidated balance sheets. Any changes in the fair value of the financial instruments are reflected in other (expense) income, net, on the interim condensed consolidated statements of operations and comprehensive loss.

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

Servicing Assets and Liabilities

We sold loans with an unpaid balance of $1,093.1 million and $421.6 million for the three months ended September 30, 2021 and 2020, respectively, for which we retained servicing rights.

As of September 30, 2021 and June 30, 2021, we serviced loans which we sold with a remaining unpaid principal balance of $2,622.7 million and $2,453.9 million, respectively.

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

We earned $9.5 million and $4.1 million of servicing income for the three months ended September 30, 2021 and 2020, respectively.

As of both September 30, 2021 and June 30, 2021, the aggregate fair value of the servicing assets was measured at $2.3 million and presented within other assets on the interim condensed consolidated balance sheets. As of September 30, 2021 and June 30, 2021, the aggregate fair value of the servicing liabilities was measured at $3.6 million and $4.0 million, respectively, and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Servicing Assets
	September 30, 2021	June 30, 2021
Fair value at beginning of period	$2,349	$2,132
Initial transfers of financial assets	469	2,915
Subsequent changes in fair value	(531)	(2,698)
Fair value at end of period	$2,287	$2,349

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Servicing Liabilities
	September 30, 2021	June 30, 2021
Fair value at beginning of period	$3,961	$1,540
Initial transfers of financial assets	1,975	8,794
Subsequent changes in fair value	(2,326)	(6,373)
Fair value at end of period	$3,610	$3,961

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of September 30, 2021:

	Unobservable Input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.60%	1.75%	0.97%
	Net default rate	0.70%	4.43%	1.59%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	1.55%	3.48%	2.75%
	Net default rate	1.05%	13.54%	10.60%

(1)Estimated cost of servicing a loan as a percentage of unpaid principal balance

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of June 30, 2021:

	Unobservable Input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation(1)	0.70%	0.84%	0.81%
	Net default rate	0.53%	0.95%	0.64%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation(1)	1.29%	3.70%	2.71%
	Net default rate	0.80%	8.42%	7.12%

(1)Estimated cost of servicing a loan as a percentage of unpaid principal balance

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	September 30, 2021	June 30, 2021
Servicing assets
Net default rate assumption:
Net default rate increase of 25%	$—	$(7)
Net default rate increase of 50%	$4	$(15)
Adequate compensation assumption:
Adequate compensation increase of 25%	$(2,832)	$(2,006)
Adequate compensation increase of 50%	$(5,663)	$(4,011)
Discount rate assumption:
Discount rate increase of 25%	$(29)	$(4)
Discount rate increase of 50%	$(61)	$(1)
Servicing liabilities
Net default rate assumption:
Net default rate increase of 25%	$(31)	$(40)
Net default rate increase of 50%	$(53)	$(61)
Adequate compensation assumption:
Adequate compensation increase of 25%	$2,482	$3,060
Adequate compensation increase of 50%	$4,963	$6,119
Discount rate assumption:
Discount rate increase of 25%	$(134)	$(137)
Discount rate increase of 50%	$(257)	$(263)

Performance Fee Liability

In accordance with our agreements with our originating bank partners, we pay a fee for each loan that is fully repaid by the consumer, due at the end of the period in which the loan is fully repaid. We recognize a liability upon the purchase of a loan for the expected future payment of the performance fee. This liability is measured using a discounted cash flow model and recorded at fair value and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets. Any changes in the fair value of the liability are reflected in other (expense) income, net, on the interim condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Performance Fee Liability
	September 30, 2021	June 30, 2021
Fair value at beginning of period	$1,290	$875
Purchases of loans	330	1,372
Subsequent changes in fair value	(285)	(957)
Fair value at end of period	$1,335	$1,290

Significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability are the discount rate, refund rate, and default rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of September 30, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.78%	2.35%	2.00%

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of June 30, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.78%	2.83%	1.80%

Convertible Debt Derivative

Refer to Note 10. Debt for a description of the convertible notes issued in April 2020. On September 11, 2020, the convertible notes were converted into 4,444,321 shares of Series G-1 redeemable convertible preferred stock. The conversion of the notes was accounted for as a debt extinguishment and as such, the related convertible debt derivative liability was extinguished.

Residual Trust Certificates Held by Third-Parties in Consolidated VIEs

Refer to Note 11. Securitization and Variable Interest Entities for a description of the 2020-Z2 securitization trust. Residual trust certificates held by third-party investor(s) are measured at fair value, using a discounted cash flow model, and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets. Any changes in the fair value of the liability are reflected in other (expense) income, net, on the interim condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the activity related to the fair value of the residual trust certificates held by third-parties (in thousands):

Three Months Ended September 30, 2021
Fair value at beginning of period	$914
Repayments	(255)
Subsequent changes in fair value	86
Fair value at end of period	$745

Significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties as of September 30, 2021:

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

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the securitization residual certificates held by third-party investor(s) given hypothetical changes in significant unobservable inputs (in thousands):

September 30, 2021
Discount rate assumption:
Discount rate increase of 25%	$(16)
Discount rate increase of 50%	$(32)
Loss rate assumption:
Loss rate increase of 25%	$(22)
Loss rate increase of 50%	$(43)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$(7)
Prepayment rate decrease of 50%	$(14)

Retained Beneficial Interests in Unconsolidated VIEs

As of September 30, 2021, the Company held notes receivable and residual trust certificates with an aggregate fair value of $13.7 million in connection with the 2021-Z1 securitization, which is an unconsolidated securitization. The balances correspond to the 5% economic risk retention the Company is required to maintain as the securitization sponsor. Refer to Note 11. Securitization and Variable Interest Entities for a further description of the 2021-Z1 securitization trust.

These assets are measured at fair value using a discounted cash flow model, and presented within securities available for sale at fair value on the interim condensed consolidated balance sheets. Changes in the fair value, other than declines in fair value due to credit recognized as an impairment, are reflected in other comprehensive income (loss) on the interim condensed consolidated statements of operations and comprehensive loss. Declines in fair value due to credit are reflected in other (expense) income, net on the interim condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the activity related to the fair value of the residual trust certificates (in thousands):

Three Months Ended September 30, 2021
Fair value at beginning of period	$16,170
Cash received (due to payments or sales)	(2,304)
Change in unrealized gain (loss)	(111)
Accrued interest	(14)
Reversal of (impairment on) securities available for sale	3
Fair value at end of period	$13,744

Significant unobservable inputs used for our Level 3 fair value measurement of the notes and residual trust certificates are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates as of September 30, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	0.88%	17.19%	1.41%
Loss rate	0.61%	0.92%	0.61%
Prepayment rate	5.25%	10.50%	10.50%

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the securitization residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

September 30, 2021
Discount rate assumption:
Discount rate increase of 25%	$(52)
Discount rate increase of 50%	$(103)
Loss rate assumption:
Loss rate increase of 25%	$(19)
Loss rate increase of 50%	$(38)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$(11)
Prepayment rate decrease of 50%	$(22)
Contingent Consideration

Our acquisition of PayBright included consideration transferred and shares held in escrow where the shares released from escrow are contingent upon the achievement of future milestones. We classified the contingent consideration as a liability and will remeasure the liability to its fair value at each reporting date until the contingency is resolved. The acquisition date fair value of the contingent consideration liability was estimated using a Monte Carlo simulation. The number of shares released from escrow is determined based on simulated revenue, and the acquisition date fair value of the contingent consideration is equal to the number of shares released from escrow multiplied by the simulated share price, discounted at the risk-free rate. The change in fair value of the contingent consideration at each reporting date is recognized as a component of other (expense) income, net in the interim condensed consolidated statements of operations and comprehensive loss for the respective period.

The following table summarizes the activity related to the fair value of the PayBright contingent consideration during the three months ended September 30, 2021 (in thousands):

Three Months Ended September 30, 2021
Fair value at beginning of period	$153,447
Subsequent changes in fair value	141,592
Effect of foreign currency translation	(4,320)
Fair value at end of period	$290,719

Significant unobservable inputs used for our Level 3 fair value measurement of the PayBright contingent consideration are the discount rate, equity volatility, and revenue volatility. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the contingent consideration as of September 30, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	12.50%	12.50%	12.50%
Equity volatility	22.00%	97.00%	70.00%
Revenue volatility	7.00%	102.00%	31.00%

The Kite acquisition included $9.0 million of cash held in escrow, the release of which is determined based on employee retention. The acquisition date fair value of the contingent consideration was estimated using a probability-weighted approach in which the likelihoods of potential employee retention outcomes were applied to the respective payout amounts and discounted to present value. The contingent consideration asset will be remeasured to fair value at each reporting date based on the remaining amount held in escrow, passage of time, and any changes in expectations regarding employee retention outcomes until the contingency is resolved. The change in fair value of the contingent consideration asset at each reporting date is recognized as a component of other (expense) income, net in the interim condensed consolidated statements of operations and comprehensive loss for the respective period. The acquisition date fair value as of June 1, 2021 was $1.2 million. For the three months ended September 30, 2021, the change in fair value of the contingent consideration asset related to the Kite acquisition was not material.

Profit Share Liability

During the fiscal year ended June 30, 2021, we entered into a commercial agreement with an enterprise partner, in which we are obligated to share in the profitability of transactions facilitated by our platform. Upon capture of a loan under this program, we record a liability associated with the estimated future profit to be shared over the life of the loan based on estimated program profitability levels. This liability is measured using a discounted cash flow model and recorded at fair value and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets.

The following table summarizes the activity related to the fair value of the profit share liability during the three months ended September 30, 2021 (in thousands):

Three Months Ended September 30, 2021
Fair value at beginning of period	$2,464
Facilitation of loans	1,040
Actual performance	—
Subsequent changes in fair value	(2,104)
Fair value at end of period	$1,400

Significant unobservable inputs used for our Level 3 fair value measurement of the profit share liability are the discount rate and estimated program profitability. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of September 30, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	30.00%	30.00%	30.00%
Program profitability	1.78%	3.16%	3.16%

Financial Assets and Liabilities Not Recorded at Fair Value

The following table presents the fair value hierarchy for financial assets and liabilities not recorded at fair value as of September 30, 2021 (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Cash and cash equivalents	$1,439,531	$1,439,531	$—	$—	$1,439,531
Restricted cash	236,282	236,282	—	—	236,282
Loans held for sale	1,808	—	1,808	—	1,808
Loans held for investment, net	2,092,805	—	—	2,034,563	2,034,563
Accounts receivable, net	100,951	—	100,951	—	100,951
Other assets	89,452	—	89,452	—	89,452
Total assets	$3,960,829	$1,675,813	$192,211	$2,034,563	$3,902,587
Liabilities:
Accounts payable	$425,854	$—	$425,854	$—	$425,854
Payable to third-party loan owners	38,462	—	38,462	—	38,462
Accrued interest payable	3,304	—	3,304	—	3,304
Accrued expenses and other liabilities	152,853	—	150,787	2,066	152,853
Notes issued by securitization trusts	1,621,638	—	—	1,889,744	1,889,744
Funding debt	495,066	—	—	495,066	495,066
Total liabilities	$2,737,177	$—	$618,407	$2,386,876	$3,005,283

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

14.   Redeemable Convertible Preferred Stock and Stockholders’ Equity

Redeemable Convertible Preferred Stock

During the fiscal year ended June 30, 2021, we issued 21,836,687 shares of Series G redeemable convertible preferred stock at $19.93 per share for an aggregate purchase amount of $434.9 million. These shares had a liquidation preference of $435.1 million. As part of this equity financing round, the convertible notes issued in April 2020 converted into 4,444,321 shares of Series G-1 redeemable convertible preferred stock. These shares had a liquidation preference of $75.3 million prior to conversion.

On January 12, 2021, prior to our initial public offering, all outstanding shares of redeemable convertible preferred stock were converted into shares of our common stock on a one-to-one basis and their carrying value of $1.3 billion was reclassified into stockholders' deficit. Following this conversion, we amended and restated our certificate of incorporation to effect a reclassification of each share of our outstanding common stock into ½ share of Class A common stock and ½ share of Class B common stock, with cash paid for fractional shares. As of September 30, 2021 and June 30, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

Common Stock

The Company had shares of common stock reserved for issuance as follows:

	September 30, 2021	June 30, 2021
Available outstanding under stock option plan	50,358,651	58,417,514
Available for future grant under stock option plan	43,127,440	29,793,755
Total	93,486,091	88,211,269

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

15.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and restricted stock units (“RSUs”) to employees, officers, directors, and consultants. As of September 30, 2021, the maximum number of shares of common stock which may be issued under the Plan is 118,374,202 Class A shares. As of September 30, 2021 and June 30, 2021, there were 43,127,440 and 29,793,755 shares of Class A common stock, respectively, available for future grants under the Plan.

Stock Options

For stock options granted before our IPO in January 2021, the minimum expiration period is seven years after termination of employment or 10 years from the date of grant. For stock options granted after our IPO, the minimum expiration period is three months after termination of employment or 10 years from the date of grant. Stock options generally vest over a period of four years or with 25% vesting on the 12 month anniversary of the vesting commencement date, and the remainder vesting on a pro-rata basis each month over the next three years.

The following table summarizes our stock option activity for the three months ended September 30, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2021	31,662,750	$10.42	6.30
Granted	—	—
Exercised	(7,424,538)	5.08
Forfeited, expired or cancelled	(383,466)	36.19
Balance, September 30, 2021	23,854,746	11.67	6.59
Vested and exercisable, September 30, 2021	14,234,138	$5.30	6.57	$1,620,245
Vested and exercisable, and expected to vest thereafter(1) September 30, 2021	23,253,440	$10.70	6.59	$2,521,414

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

When an employee exercises stock options, we collect and remit taxes on the employee’s behalf to applicable taxing authorities. As of September 30, 2021 and June 30, 2021, the balance of equity exercise taxes payable was $395.2 million and $23.7 million, respectively, which is included in accounts payable on the interim condensed consolidated balance sheets.

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

Stock Options with Early Exercise Rights

In accordance with the Plan, we allow for early exercise of stock options while retaining the right to repurchase any unvested options upon termination at the original exercise price. The proceeds received from early exercise of stock options has been recorded within accrued expenses and other liabilities on the interim condensed consolidated balance sheets. As of September 30, 2021, the early exercise liability totaled $0.6 million.

Value Creation Award

In November 2020, in connection with an overall review of the compensation of Max Levchin, our Chief Executive Officer, in advance of the IPO, and taking into account Mr. Levchin’s leadership since the inception of the Company, the comparatively modest level of cash compensation he had received from the Company during his many years of service, and that he did not hold any unvested equity awards, the Company's Board of Directors approved a long-term, multi-year performance-based stock option grant providing Mr. Levchin with the opportunity to earn the right to purchase up to 12,500,000 shares of the Company's Class A common stock (the “Value Creation Award”). We recognize stock-based compensation on these awards using an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. During the three months ended September 30, 2021, we incurred stock-based compensation expense of $42.3 million associated with the Value Creation Award as a component of general and administrative expense within the interim condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2021, unrecognized compensation expense related to the Value Creation Award was approximately $305.9 million. The period over which such compensation expense will be recognized is approximately 4.3 years.

Restricted Stock Units

RSUs granted prior to the IPO were subject to two vesting conditions: a service-based vesting condition (i.e., employment over a period of time) and a performance-based vesting condition (i.e., a liquidity event in the form of either a change of control or an initial public offering, each as defined in the Plan), both of which must be met in order to vest. We record stock-based compensation expense for performance-based equity awards on an accelerated attribution method over the requisite service period, which is generally four years, and only if performance-based conditions are considered probable of being satisfied.

RSUs granted after IPO are subject to a service-based vesting condition. We record stock-based compensation expense for service-based RSUs on a straight-line basis over the requisite service period, which is generally four years.

During the three months ended September 30, 2021, we awarded 1,550,917 RSUs to certain employees under the Plan.

The following table summarizes our RSU activity during the three months ended September 30, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2021	14,242,111	$37.93
Granted	1,550,917	67.03
Vested	(1,292,316)	22.54
Forfeited, expired or cancelled	(496,807)	38.51
Non-vested at September 30, 2021	14,003,905	$42.32

As of September 30, 2021, unrecognized compensation expense related to unvested RSUs was approximately $498.3 million. The weighted-average period over which such compensation expense will be recognized is approximately 2.73 years.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Three Months Ended September 30,
	2021	2020
General and administrative	$67,742	$3,204
Technology and data analytics	20,067	2,213
Sales and marketing	5,024	760
Processing and servicing	356	26
Total stock-based compensation in operating expenses	93,189	6,203
Capitalized into property, equipment and software, net	11,690	972
Total stock-based compensation expense	$104,879	$7,175

In connection with the acquisition of Returnly on May 1, 2021, we issued 304,364 shares of our Class A common stock, which are held in escrow. Because the future payment of the escrowed shares is contingent on continued employment of certain employees, the arrangement represents stock-based compensation in the post combination period. The grant-date fair value was estimated based on the value of the shares at the date of closing. The escrowed shares have a requisite service period of two years and contain a performance-based vesting condition (i.e., the achievement of certain revenue targets). We record stock-based compensation expense on a straight-line basis for each tranche over the requisite service period, as long as the performance-based conditions are considered probable of being satisfied.

We estimate the grant date fair value based on the probability of achievement of the revenue targets at each reporting period.

16.   Income Taxes

For the three months ended September 30, 2021 and 2020, we recorded income tax expense of $0.2 million and $0.1 million, respectively, which was primarily attributable to various U.S. state and foreign income taxes and the tax amortization of certain intangibles.

As of September 30, 2021, we continue to recognize a full valuation allowance against our U.S. federal and state as well as the majority of our foreign net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company for the prior three fiscal years. The presence of a three-year cumulative loss limits the ability to consider other subjective evidence, such as our expectations of future taxable income and projections for growth.

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

The following table presents basic and diluted net loss per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Three Months Ended September 30, 2021
	Class A	Class B
Numerator:
Basic
Net Loss	$(212,082)	$(94,533)
Net Loss Attributable to Common Stockholders	$(212,082)	$(94,533)
Diluted
Net Loss	$(212,082)	$(94,533)
Net Loss Attributable to Common Stockholders	$(212,082)	$(94,533)
Denominator:
Basic
Weighted average shares outstanding, basic	187,916,455	83,761,061
Total-basic	187,916,455	83,761,061
Diluted
Weighted average common shares outstanding, diluted	187,916,455	83,761,061
Total-diluted	187,916,455	83,761,061
Net loss per share attributable to common stockholders:
Basic	$(1.13)	$(1.13)
Diluted	$(1.13)	$(1.13)

The following table presents basic and diluted net loss per share attributable to common stockholders for common stock (in thousands, except share and per share data):

Three Months Ended September 30, 2020
Numerator:
Basic
Net Loss	$(3,946)
Net Loss Attributable to Common Stockholders	$(3,946)
Diluted
Net Loss	$(3,946)
Gain on conversion of convertible debt	(30,106)
Interest on convertible debt prior to conversion	398
Amortization of debt discount prior to conversion	1,792
Net Loss Attributable to Common Stockholders	$(31,862)
Denominator:
Basic
Weighted average shares outstanding, basic	64,778,024
Total-basic	64,778,024
Diluted
Weighted average common shares outstanding, diluted	64,778,024
Weighted average common shares attributable to convertible debt prior to conversion	3,478,165
Total-diluted	68,256,189
Net loss per share attributable to common stockholders:
Basic	$(0.06)
Diluted	$(0.47)

The following common stock equivalents, presented based on amounts outstanding, were excluded from the calculation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of September 30,
	2021	2020
Redeemable convertible preferred stock	—	148,384,433
Stock options, including early exercise of options	36,354,746	42,213,842
Restricted stock units	14,003,905	7,802,245
Common stock warrants	—	15,929,262
Total	50,358,651	214,329,782

18.   Segments and Geographical Information

We conduct our operations through a single operating segment and, therefore, one reportable segment.

Revenue

Revenue by geography is based on the billing addresses of the borrower or the location of the merchant’s national headquarters. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,
	2021	2020
United States	$261,603	$172,242
Canada	7,782	1,736
Total	$269,385	$173,978

Long-Lived Assets

The following table sets forth our long-lived assets, consisting of property, equipment and software, net and operating lease right-of-use assets, by geographic area (in thousands):

	September 30, 2021	June 30, 2021
United States	$140,935	$118,076
Canada	2,552	2,251
Total	$143,487	$120,327

19.   Subsequent Events

On November 10, 2021, we entered into an amended and restated commercial agreement with Amazon.com Services LLC (“Amazon Services”) and Amazon Payments, Inc. In connection with this agreement, we issued to Amazon Services: (i) a warrant (the “First Warrant”) to purchase up to an aggregate of 7,000,000 shares of Class A common stock at an exercise price of $0.01 per share; and (ii) a warrant (the “Second Warrant” and, together with the First Warrant, the “Warrants”) to purchase up to an aggregate of 15,000,000 shares of Class A common stock at an exercise price of $100.00 per share. The Warrants vest in multiple tranches in accordance with the terms of the Warrants. The First Warrant expires on May 9, 2025 and the Second Warrant expires on May 9, 2029.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended June 30, 2021 included in our Annual Report on Form 10-K (our “Annual Report”). Some of the information contained in this discussion and analysis, including information with respect to our planned investments to drive future growth, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this Form 10-Q and our most recently filed Annual Report on Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For the periods presented, references to originating bank partners are to Cross River Bank and Celtic Bank.
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
We have achieved significant growth in recent periods. Our total revenue, net was approximately $269.4 million and $174.0 million for the three months ended September 30, 2021 and 2020, respectively. We incurred net losses of $306.6 million and $3.9 million for the three months ended September 30, 2021 and 2020, respectively.
The combination of our differentiated product offering, efficient go-to-market strategy, and strong monetization engine has resulted in fast growth.
•Rapid GMV growth.  We grew our Gross Merchandise Volume (“GMV”) by approximately 84% period-over-period to $2.7 billion during the three months ended September 30, 2021 from $1.5 billion during the three months ended September 30, 2020.
•Increased consumer engagement.  The number of active consumers on our platform grew by 1.6 million consumers from June 30, 2021 to September 30, 2021, an increase of 22%, to a total of 8.7 million.
•Expanded merchant network.  We have also continued to scale the breadth and reach of our platform. From June 30, 2021 to September 30, 2021, our merchant base expanded by 253% to 102,217 active merchants.
Our business was designed to scale efficiently. Our partnerships with banks and other funding relationships have allowed us to remain equity capital efficient. Since July 1, 2016, we have processed approximately $20.2 billion of GMV on our platform. As of September 30, 2021, we had over $7.3 billion in funding capacity from a diverse set of capital partners, including through our warehouse facilities, securitization trusts, and forward flow arrangements, an increase of $0.8 billion from $6.5 billion as of June 30, 2021.
Through the diversity of these funding relationships, the equity capital required to build our total platform portfolio has declined from approximately 4% of the total platform portfolio as of June 30, 2021, to approximately 3% as of September 30, 2021. We define our total platform portfolio as the unpaid principal balance outstanding of all loans facilitated through our platform as of the balance sheet date, including both those loans held for investment and those loans owned by third-parties. This amount totaled $5.0 billion and $4.7 billion as of September 30, 2021 and June 30, 2021, respectively. Additionally, we define the equity capital required as the balance of loans held for investment plus loans held for sale less funding debt and notes issued by securitization trusts, per our interim condensed consolidated balance sheet. This amount totaled $140.2 million and $178.1 million as of September 30, 2021 and June 30, 2021, respectively. Equity capital required as a percent of the last twelve months’ GMV was 1% and 2% as of September 30, 2021 and June 30, 2021, respectively.
We believe that our continued success will depend on many factors, including our ability to attract additional merchant partners, retain our existing merchant partners, and grow and develop our relationships with new and existing merchant partners (including our relationship with Amazon), help our merchants grow their revenue on our platform, and develop new innovative solutions to establish the ubiquity of our network and breadth of our platform. For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A, which is incorporated herein by reference.
Our Financial Model

Our Revenue Model
From merchants, we earn a fee when we help them convert a sale and facilitate a transaction. While merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering, we generally earn larger merchant fees on 0% APR financing products. For the three months ended September 30, 2021 and 2020, 0% APR financing represented 43% and 46%, respectively, of total GMV facilitated through our platform.
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
A substantial majority of the loans facilitated through our platform are originated through our originating bank partners: Cross River Bank, an FDIC-insured New Jersey state-chartered bank, and Celtic Bank, an FDIC-insured Utah state-chartered industrial bank. These partnerships allow us to benefit from our partners’ ability to originate loans under their banking licenses while complying with various federal, state, and other laws. Under this arrangement, we must comply with our originating bank partners' credit policies and underwriting procedures, and our originating bank partners maintain ultimate authority to decide whether to originate a loan or not. When an originating bank partner originates a loan, it funds the loan out of its own funds and may subsequently offer and sell the loan to us. Pursuant to our agreements with these partners, we are obligated to purchase the loans facilitated through our platform that our partner offers us and our obligation is secured by cash deposits. To date, we have purchased all of the loans facilitated through our platform and originated by our originating bank partners. When we purchase a loan from an originating bank partner, the purchase price is equal to the outstanding principal balance of the loan, plus a fee and any accrued interest. The originating bank partner also retains an interest in the loans purchased by us through a loan performance fee that is payable by us on the aggregate principal amount of a loan that is paid by a consumer. See Note 13. Fair Value of Financial Assets and Liabilities for more information on the performance fee liability.
We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada and across various states in the U.S. through our consolidated subsidiaries. As of September 30, 2021, we had originated approximately $394.0 million of loans in Canada. As of September 30, 2021, we had directly originated $722.4 million of loans in the U.S. pursuant to our state licenses.
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

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Gross Merchandise Volume (GMV)	$2,712,939	$1,475,929
GMV
We measure gross merchandise volume to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us. However, the GMV processed through our platform is an indicator of the success of our merchants and the strength of our platform. For the three months ended September 30, 2021, GMV was $2.7 billion, which represented an increase of approximately 84% as compared to $1.5 billion for the three months ended September 30, 2020.

	September 30, 2021	June 30, 2021	September 30, 2020
	(in thousands, except per consumer data)
Active Consumers	8,692	7,121	3,882
Transactions per Active Consumer (x)	2.3	2.3	2.2
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who engages in at least one transaction on our platform during the 12 months prior to the measurement date. As of September 30, 2021, we had 8.7 million active consumers, representing an increase of approximately 22% compared to 7.1 million at June 30, 2021, and approximately 124% compared to $3.9 million at September 30, 2020.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date. As of September 30, 2021, we had approximately 2.3 transactions per active consumer, an increase of 3% compared to June 30, 2021, and approximately 8% compared to September 30, 2020. Transactions per active consumer includes incremental transactions completed by active consumers on the PayBright and Returnly platforms during the twelve months prior to the measurement date and prior to the acquisitions of PayBright and Returnly by Affirm.
Factors Affecting Our Performance
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. We have continued to reduce the percentage of our equity capital required to fund our total platform portfolio from approximately 4% as of June 30, 2021 to approximately 3% as of September 30, 2021. The mix of on-balance sheet and off-balance sheet funding will also impact our results in any given period.

Mix of Business on Our Platform
The mix of products that our merchants offer and our consumers purchase in any period affects our operating results. The mix impacts GMV, revenue, and the financial results of that period. Differences in product mix relate to different loan durations, APR mix, and varying proportion of 0% APR versus interest-bearing financings. For example, our low average order value (“AOV”) products generally benefit from shorter duration, but also have lower revenue as a percentage of GMV when compared to high AOV products. These mix shifts are driven in part by merchant-side activity relating to the marketing of their products, whether the merchant is fully integrated within our network, and general economic conditions affecting consumer demand. In addition, we expect that our commercial agreement with Shopify to offer Shop Pay Installments powered by Affirm and our recent Split Pay offering, a short-term payment plan for purchases under $250 with 0% APR, will increase the mix of our shorter duration, low AOV products. Differences in the mix of high versus low AOV will also impact our results. For example, we expect that transactions per active consumer may increase while revenue as a percentage of GMV may decline in the medium term to the extent that a greater portion of our GMV comes from Split Pay and other low-AOV offerings.
Sales and Marketing Investment
We have historically relied on the strength of our merchant relationships and positive user experience to develop our consumer brand and grow the ubiquity of our platform. During the three months ended September 30, 2021, we increased our investment in sales and marketing channels that we believe will drive further brand awareness and preference among both consumers and merchants. Given the nature of our revenue, our investment in sales and marketing in a given period may not impact results until subsequent periods. Additionally, given the increasingly competitive nature of merchant acquisition, we expect that we may make significant investments in retaining and acquiring new merchants. We are focused on the effectiveness of sales and marketing spending and will continue to be strategic in maintaining efficient consumer and merchant acquisition.
Seasonality
We experience seasonal fluctuations in our revenue as a result of consumer spending patterns. Historically, our revenue has been the strongest during the second quarter of our fiscal year due to increases in retail commerce occurring through the holiday season. Additionally, revenue associated with the purchase of home fitness equipment historically has been strongest in the third quarter of our fiscal year. Adverse events that occur during these months could have a disproportionate effect on our financial results for the fiscal year.
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
In the three months ended September 30, 2021, we facilitated $29.6 million more transaction volume on our platform than was captured and confirmed by our merchants, an increase of $16.1 million from the three months ended September 30, 2020, in which we facilitated $13.5 million more transaction volume than was captured and confirmed by our merchants. As of September 30, 2021 and over the multi-year life of our merchant partnership with Peloton, we had facilitated approximately $18.1 million more transaction volume than had been captured and confirmed by the merchant. As of September 30, 2020, we had not yet implemented the change in timing of when the transactions is considered captured.
For more information on factors affecting our performance, see the section titled “Risk Factors” in Item 1A.
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
Resilient Allowance Model
At the onset of the COVID-19 pandemic in March 2020, we factored in updated loss multiples using macroeconomic data to reflect stressed expected loss scenarios emerging from forecasted delinquencies and defaults. This stressing of the model resulted in an increase of the allowance for credit losses as a percentage loans held for investment reaching a high of 14.8% as of March 31, 2020. In the months subsequent to this and during fiscal year 2021, we saw stronger than expected repayment history in the portfolio and increased credit quality of loans held on our balance sheet from credit tightening, resulting in a release of the allowance over time. As the economic reopening and recovery continues, we believe our allowance model is well equipped to forecast expected loss scenarios resulting from both the shifting product mix of loans on our balance sheet as well as a return to pre-pandemic credit levels over time. As of September 30, 2021 and June 30, 2021, the allowance for credit losses as a percentage of loans held for investment was 6.8% and 5.8%, respectively. Should macroeconomic factors or expected losses change, we may increase or decrease the allowance for credit losses.
Components of Results of Operations

Revenue
Merchant Network Revenue
Merchant partners are charged a fee on each transaction processed through the Affirm platform. The fees vary depending on the individual arrangement between us and each merchant and on the terms of the product offering. The fee is recognized at the point in time the terms of the executed merchant agreement have been fulfilled and the merchant successfully confirms the transaction. We may originate certain loans via our wholly-owned subsidiaries, with zero or below market interest rates. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, resulting in a loss, which we record as a reduction to merchant network revenue. In order to continue to expand our consumer base, we may originate loans under certain merchant arrangements that we do not expect to achieve positive revenue. In these instances, the loss is recorded as sales and marketing expense. During the three months ended September 30, 2021 and 2020, we generated 34% and 54% of our revenue from merchant network fees, respectively.
Virtual Card Network Revenue
A smaller portion of our revenue comes from our Virtual Card product. We have agreements with issuer processors to facilitate transactions through the issuance of virtual debit cards to be used by consumers at checkout. Consumers can apply for a virtual debit card through the Affirm app and, upon approval, receive a single-use virtual debit card to be used for their purchase online or offline at a non-integrated merchant. The virtual debit card is funded at the time a transaction is authorized using cash held by the issuer processor in a reserve fund, which is ultimately funded and maintained by us. Our originating bank partner then originates a loan to the consumer once the transaction is confirmed by the merchant. The non-integrated merchants are charged interchange fees by the issuer processor for virtual debit card transactions, as with all debit card purchases, and the issuer processor shares a portion of this revenue with us. We also leverage this issuer processor as a means of integrating certain merchants. Similarly, for these arrangements with integrated merchants, the merchant is charged interchange fees by the issuer processor and the issuer processor shares a portion of this revenue with us. This revenue is recognized as a percentage of both our loan volume transacted on the payment processor network and net interchange income, and this revenue is presented net of associated processing fees. We generated 7% and 3% of our revenue from virtual card network fees for the three months ended September 30, 2021 and 2020, respectively.
Interest Income
We also earn revenue through interest earned on loans facilitated by our platform. Interest income includes interest charged to consumers over the term of the consumers’ loans based on the principal outstanding and is calculated using the effective interest method. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from our originating bank partners or the origination of a loan. These discounts and premiums are accreted or amortized over the life of the loan using the effective interest method and represented 33% and 27% of total interest income for the three months ended September 30, 2021 and 2020, respectively. During the three months ended September 30, 2021 and 2020, we generated 44% and 31% of our revenue from interest income, respectively.

Gain on Sales of Loans
We sell a portion of the loans we purchase from our originating bank partners to third-party investors. We recognize a gain or loss on sale of such loans as the difference between the proceeds received, adjusted for initial recognition of servicing assets and liabilities obtained at the date of sale, and the carrying value of the loan. During the three months ended September 30, 2021 and 2020, we generated 11% and 9% of our revenue from gain on sales of loans, respectively.
Servicing Income
We earn a specified fee from providing professional services to manage loan portfolios on behalf of our third-party loan owners. Under the servicing agreements with our third party loan owners, we are entitled to collect servicing fees on the loans that we service, which are paid monthly based upon an annual fixed percentage of the outstanding loan portfolio balance. During the three months ended September 30, 2021 and 2020, we generated 4% and 2% of our revenue from servicing fees, respectively.
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
As of September 30, 2021, we had 1,876 employees, compared to 1,641 employees as of June 30, 2021. We increased our headcount and personnel related costs across our business in order to support our growth expansion strategy. We expect headcount to continue to increase during fiscal year 2022 given our focus on growth and expansion.
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

Funding Costs
Funding costs consist of the interest expense we incur on our borrowings and amortization of fees and other costs incurred in connection with funding the purchases and origination of loans. Excluding the amortization of debt issuance costs, which totaled $5.2 million and $1.1 million for the three months ended September 30, 2021 and 2020, respectively, we incur an expense per loan pledged to our debt funding sources.
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
Technology and Data Analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering and product employees as well as our credit and analytics employees who develop our proprietary risk model, which totaled $50.5 million and $21.1 million for the three months ended September 30, 2021 and 2020, respectively.
Additionally, for the three months ended September 30, 2021and 2020, $26.8 million and $5.1 million, respectively, of salaries and personnel costs that relate to the creation of internally-developed software were capitalized into property, equipment and software, net on the interim condensed consolidated balance sheets, and amortized into technology and data analytics expense over the useful life of the developed software. This amortization expense totaled $3.6 million and $2.6 million for the three months ended September 30, 2021 and 2020, respectively. Additional technology and data analytics expenses include platform infrastructure and hosting costs, third-party data acquisition expenses, and expenses related to the maintenance of existing technology assets and our technology platform as a whole.
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
Additionally, in order to continue to expand our consumer base, we may originate certain loans via our wholly-owned subsidiaries with zero or below market interest rates under certain merchant arrangements that we do not expect to achieve positive revenue. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, which results in a loss. These losses are recorded as sales and marketing expense. These losses totaled $5.1 million during the three months ended September 30, 2021. We expect that our sales and marketing expense will increase as a percentage of revenue as we expand our sales and marketing efforts to drive our growth, expansion, and diversification.

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
Other Income and Expenses
Other Income, Net
Other (expense) income, net consists of interest earned on our money market funds included in cash and cash equivalents and restricted cash, interest earned on securities available for sale, gains and losses incurred on both our interest rate caps, and fair value adjustments resulting from changes in the fair value of our contingent consideration liability.
Income Tax Expense
Our income tax expense consists of U.S. federal and state income taxes, Canadian federal and provincial income taxes, and income taxes attributable to other foreign jurisdictions.

Results of Operations

The following tables set forth selected interim condensed consolidated statements of operations and comprehensive loss data for each of the periods presented in dollars:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Revenue
Merchant network revenue	$92,244	$93,265
Virtual card network revenue	19,395	5,958
Total network revenue	111,639	99,223
Interest income (1)	117,302	54,237
Gain on sales of loans (1)	30,979	16,434
Servicing income	9,465	4,084
Total Revenue, net	$269,385	$173,978
Operating Expenses (2)
Loss on loan purchase commitment	$51,678	$65,868
Provision for credit losses	63,647	28,931
Funding costs	16,753	10,352
Processing and servicing	25,201	13,498
Technology and data analytics	78,013	33,768
Sales and marketing	63,960	22,582
General and administrative	136,204	32,273
Total Operating Expenses	435,456	207,272
Operating Loss	$(166,071)	$(33,294)
Other (expense) income, net	(140,373)	29,445
Loss Before Income Taxes	$(306,444)	$(3,849)
Income Tax Expense	171	97
Net Loss	$(306,615)	$(3,946)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$(3,802)	$405
Unrealized gain (loss) on securities available for sale, net	(279)	—
Net Other Comprehensive Income (Loss)	(4,081)	405
Comprehensive Loss	$(310,696)	$(3,541)

(1)Upon purchase of a loan from our originating bank partners at a price above the fair market value of the loan or upon the origination of a loan with a par value in excess of the fair market value of the loan, a discount is included in the amortized cost basis of the loan. For loans held for investment, this discount is amortized over the life of the loan into interest income. When a loan is sold to a third-party loan buyer, the unamortized discount is released in full at the time of sale and recognized as part of the gain or loss on sales of loans. However, the cumulative value of the loss on loan purchase commitment or loss on origination, the interest income recognized over time from the amortization of discount while retained, and the release of discount into gain on sales of loans, together net to zero over the life of the loan. The following table details activity for the discount, included in loans held for investment, for the periods indicated:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Balance at the beginning of the period	$53,177	$28,659
Additions from loans purchased, net of refunds	77,270	58,143
Amortization of discount	(38,445)	(14,770)
Unamortized discount released on loans sold	(38,345)	(15,997)
Balance at the end of the period	$53,657	$56,035

(2) Amounts include stock-based compensation as follows:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
General and administrative	$67,742	$3,204
Technology and data analytics	20,067	2,213
Sales and marketing	5,024	760
Processing and servicing	356	26
Total stock-based compensation in operating expenses	93,189	6,203
Capitalized into property, equipment and software, net	11,690	972
Total stock-based compensation expense	$104,879	$7,175
Comparison of the Three Months Ended September 30, 2020 and 2021

Total Revenue, net

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentage)
Merchant network revenue	$92,244	$93,265	$(1,021)	(1)%
Virtual card network revenue	19,395	5,958	13,437	226%
Total network revenue	111,639	99,223	12,416	13%
Interest income	117,302	54,237	63,065	116%
Gain on sales of loans	30,979	16,434	14,545	89%
Servicing income	9,465	4,084	5,381	132%
Total Revenue, net	269,385	173,978	95,407	55%
Total Revenue, net for the three months ended September 30, 2021 increased by $95.4 million or 55%, primarily due to an increase of $1,237.0 million or 84% in GMV on our platform, from $1,475.9 million for the three months ended September 30, 2020 to $2,712.9 million for the three months ended September 30, 2021. This increase in GMV was driven by the strong network effects of the expansion of our active merchant base to 102,217 as of September 30, 2021 compared with 6,519 as of September 30, 2020 and an increase in average transactions per consumer to 2.3 as of September 30, 2021 from 2.2 as of September 30, 2020.
Merchant network revenue for the three months ended September 30, 2021 decreased by $1.0 million or 1%, compared to the three months ended September 30, 2020. Merchant network revenue as a percentage of GMV for the three months ended September 30, 2021 decreased to 3% compared to 6% for the three months ended September 30, 2020.
Merchant network revenue growth is generally correlated with both GMV growth and the mix of loans on our platform as different loan characteristics are positively or negatively correlated with merchant fee revenue as a percentage of GMV. In particular, merchant network revenue as a percentage of GMV typically increases with the term length and AOV of our loans, and typically decreases with shorter duration and higher APR loans. Specifically, long-term 0% APR loans typically carry higher merchant fees as a percentage of GMV and have a higher AOV.
The decrease in merchant network revenue during the three month period was primarily driven by reductions in the concentration of long-term 0% APR loans, our highest merchant fee category, and a corresponding decrease in AOV driven by the rapid adoption of our Split Pay product. For the three months ended September 30, 2021, approximately 10% of total revenue was driven by our largest merchant partner, for which we facilitate long-term 0% APR loans with a higher merchant fee, compared with 30% of total revenue in the comparative period. More broadly, for the three months ended September 30, 2021 and 2020, loans with a term length greater than 12 months accounted for 20% and 39%, respectively. AOV was lower at $402 and $661 for the three months ended September 30, 2021 and 2020, respectively.
Additionally, we recorded a reduction of merchant network revenue of $11.9 million for the three months ended September 30, 2021, associated with the creation of discounts upon origination of loans with a par value in excess of the fair value of such loans, which was not material during the three months ended September 30, 2020.
Virtual card network revenue for the three months ended September 30, 2021 increased by $13.4 million or 226% compared to the three months ended September 30, 2020. This increase was driven by an increase in GMV processed through our issuer processor of 210% for the three months September 30, 2021, due to increased activity on our virtual card-enabled mobile application as well as growth in existing and new merchants integrated using our virtual card platform.
Interest income for the three months ended September 30, 2021 increased by $63.1 million or 116%, compared to the three months ended September 30, 2020. Generally, interest income is correlated with the changes in the average balance of loans held for investment, as we recognize interest on loans held for investment using the effective interest method over the life of the loan. The average balance of loans held for investment increased by 74% to $2,133.6 million for the three months ended September 30, 2021, compared to the same period in the prior fiscal year.
As an annualized percentage of average loans held for investment, total interest income increased from approximately 18% during the three months ended September 30, 2020 to 22% during the three months ended September 30, 2021. This change was driven by an increase in the average proportion of 0% APR loans being held on our interim condensed consolidated balance sheet as a percentage of the total loans held for investment, which increased from 25% during the three months ended September 30, 2020 to 41% during the three months ended September 30, 2021. The shift was largely due to continued volume of longer-term 0% APR loans, including those being held on our balance sheet through our consolidated 2020-Z1 and 2020-Z2 securitizations, as well as growth in short-term Split Pay loans being held for investment.
While we do recognize interest income on 0% APR loans via the amortization of the loan discount, this is generally earned at a lower rate than consumer interest on interest-bearing loans. The total amortization of discounts on loans held for investment increased by $23.7 million or 160% for the three months ended September 30, 2021, compared with the three months ended September 30, 2020, and represented 33% of total interest income for the three months ended September 30, 2021, compared to 27% for the three months ended September 30, 2020. This increase included the amortization of discounts arising from self-originated loans held for investment of $16.4 million during the three months ended September 30, 2021, which was nil for the three months ended September 30, 2020.
Gain on sales of loans for the three months ended September 30, 2021 increased by $14.5 million or 89%, compared to the three months ended September 30, 2020. We sold loans with an unpaid balance of $1,093.1 million for the three months ended September 30, 2021 and $421.6 million for the three months ended and September 30, 2020, for which we retained servicing rights. This increase was primarily due to higher loan sale volume, favorable loan sale pricing terms, and optimizing the allocation of loans to loan buyers with higher pricing terms.
Servicing income for the three months ended September 30, 2021 increased by $5.4 million or 132% compared to the three months ended September 30, 2020. This increase was primarily due to an increase in the average unpaid principal balance of loans owned by third-party loan owners and increases in negotiated servicing rates with new and existing third-party loan owners.
Operating Expenses

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Loss on loan purchase commitment	$51,678	$65,868
Provision for credit losses	63,647	28,931
Funding costs	16,753	10,352
Processing and servicing	25,201	13,498
Total transaction costs	157,279	118,649
Technology and data analytics	78,013	33,768
Sales and marketing	63,960	22,582
General and administrative	136,204	32,273
Total operating expenses	$435,456	$207,272

Loss on Loan Purchase Commitment

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentage)
Loss on loan purchase commitment	$51,678	$65,868	$(14,190)	(22)%
Percentage of total revenue, net	19%	38%
Loss on loan purchase commitment for the three months ended September 30, 2021 decreased by $14.2 million or 22% compared to the three months ended September 30, 2020. This decrease was due to a decrease in the volume and concentration of long-term 0% APR loans purchased from our originating bank partners compared to the prior period, which are purchased above fair market value. During the three months ended September 30, 2021, we purchased $724.4 million of 0% APR loan receivables from our originating bank partners, representing a decrease of $13.2 million or 2%, compared to the three months ended September 30, 2020.
Provision for Credit Losses

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentage)
Provision for credit losses	$63,647	$28,931	$34,716	120%
Percentage of total revenue, net	24%	17%
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
At the onset of the COVID-19 pandemic in March 2020, we factored in updated loss multiples using macroeconomic data to reflect stressed expected loss scenarios emerging from forecasted delinquencies and defaults. This stressing of the model resulted in an increase of the allowance for credit losses as a percentage of loans held for investment up to 14.6% at its peak as of March 31, 2020. In the months subsequent to this, we saw stronger than expected repayment history and increased credit quality in the portfolio, and during the three months ended September 30, 2020, this percentage decreased from 9.2% as of June 30, 2020 to 8.7%, resulting in a release of the allowance and in turn, a relatively reduced provision for credit losses for the period.
Additionally, during the prior fiscal year, following the loss of our emerging growth company status, we adopted ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326)” using the modified retrospective approach. The amendments replaced the incurred loss impairment methodology for computing our allowance for credit losses with the current expected credit loss model ("CECL"), effective July 1, 2020. As part of this modified retrospective approach to adoption, we recorded an adjustment further reducing the provision for credit losses by $11.3 million for the three months ended September 30, 2020.
During the three months ended September 30, 2021, the allowance for credit losses as a percentage of loans held for investment increased from 5.8% as of June 30, 2021 to 6.8%. This increase was driven by in part by a deconcentration of long-term, high-credit-quality 0% APR loans, rapid growth of new product lines with higher expected losses, and normalization of credit closer to pre-pandemic levels. The combination of reduced provision for credit losses due to release of stressed expected loss scenarios and the adoption of CECL in the prior year and normalization of credit levels in the current period resulted in an increase in provision for credit losses of $34.7 million or 120% compared to the three months ended September 30, 2020.
Funding Costs

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentage)
Funding costs	$16,753	$10,352	$6,401	62%
Percentage of total revenue, net	6%	6%
Funding costs for the three months ended September 30, 2021 increased by $6.4 million or 62%, compared to the three months ended September 30, 2020. Funding costs for a given period are correlated with the sum of the average balance of funding debt and the average balance of notes issued by securitization trusts. This increase was primarily due to the introduction of notes issued by securitization trusts during the current fiscal year, which bear interest at fixed rates. The average balance of notes issued by securitization trusts during the three months ended September 30, 2021 was $1,399.2 million, compared with $249.5 million during the three months ended September 30, 2020. The average balance of funding debt for the three months ended September 30, 2021 decreased by $175.7 million or 23%, compared to the three months ended September 30, 2020 while the average reference interest rate decreased by 47% during each periods.

Processing and Servicing

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentage)
Processing and servicing	$25,201	$13,498	$11,703	87%
Percentage of total revenue, net	9%	8%
Processing and servicing expense for the three months ended September 30, 2021 increased by $11.7 million or 87% compared to the three months ended September 30, 2020. This increase was primarily due to an $8.4 million or 140% increase in payment processing fees due to increased servicing activity and payments volume for the three months ended September 30, 2021. Additionally, processing fees paid to our customer referral partners decreased by $1.4 million or 233%, for the three months ended September 30, 2021. Personnel costs increased by $6.4 million or 119% for the three months ended September 30, 2021 driven by growth in headcount, while third-party loan servicing and collections spend remained relatively flat, increasing only 4% due to vendor cost improvements.
Technology and Data Analytics

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentage)
Technology and data analytics	$78,013	$33,768	$44,245	131%
Percentage of total revenue, net	29%	19%
Technology and data analytics expense for the three months ended September 30, 2021 increased by $44.2 million or 131% compared to the three months ended September 30, 2020. This increase was primarily due to a $29.4 million or 139% increase in engineering, product, and data science personnel costs for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, net of capitalized costs for internally developed software, to continue to support our growth and technology platform as a whole. The largest component of these personnel costs was stock-based compensation, which accounted for $17.9 million of the increase compared to the three months ended September 30, 2020, largely due to vesting of RSUs.
Additionally, there was an $8.1 million or 119% increase in data infrastructure and hosting costs for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to increased capacity requirements of our technology platform, as well as a $2.1 million or 68% increase in underwriting data provider costs for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, due to cost improvements achieved as a result of contract renegotiations.
Sales and Marketing

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentage)
Sales and marketing	$63,960	$22,582	$41,378	183%
Percentage of total revenue, net	24%	13%
Sales and marketing expense for the three months ended September 30, 2021 increased by $41.4 million or 183% compared to the three months ended September 30, 2020. This increase was primarily due to $2.8 million of expense incurred during the three months ended September 30, 2021 associated with the amortization of an asset associated with our commercial agreement with Shopify, which was recognized in July 2020. This asset represents the probable future economic benefit to be realized over the four-year expected benefit period and is valued based on the fair value of the warrants granted to Shopify under such commercial agreement at the grant date. This value is amortized on a straight-line basis over the four-year expected benefit period. Additionally, stock-based compensation related to employees in the sales and marketing functions increased $4.3 million or 561% compared to three months ended September 30, 2020, largely due to the vesting of RSUs.
Furthermore, there was a $10.9 million or 1,211% increase in brand and consumer marketing spend during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, associated with our expanded brand-activation, holiday shopping, lifestyle, and travel marketing campaigns, as well as a $5.7 million or 1,425% increase in business-to-business marketing spend compared to the three months ended September 30, 2020.
General and Administrative

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentage)
General and administrative	$136,204	$32,273	$103,931	322%
Percentage of total revenue, net	51%	19%
General and administrative expense for the three months ended September 30, 2021 increased by $103.9 million or 322% compared to the three months ended September 30, 2020. This increase was primarily due to an increase of $81.8 million or 403% in personnel costs during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, as a result of increased headcount as we continue to grow our finance, legal, operations, and administrative organizations. The largest component of these personnel costs was stock-based compensation, which increased by $64.5 million compared to the three months ended September 30, 2020. This was primarily due to $42.3 million of expense recognized during the three months ended September 30, 2021 based on a long-term, multi-year performance-based stock option award granted to our Chief Executive Officer prior to our IPO, as well as the vesting of RSUs for which the service-based condition had been met prior to the IPO and the performance-based condition that was met on the IPO date.
Additionally, professional fees increased by $3.4 million or 74% during the three months ended September 30, 2021 compared to the three months ended September 30, 2020, to support our acquisitions, international expansion, and regulatory compliance programs.
Other (Expense) Income, net

	Three Months Ended September 30,		Change
	2021	2020	$	%
	(in thousands, except percentage)
Other (expense) income, net	$(140,373)	$29,445	$(169,818)	(577)%
Percentage of total revenue, net	(52)%	17%
For the three months ended September 30, 2021, other (expense) income, net, was largely comprised of a loss of $141.6 million recognized based on the change in fair value of the contingent consideration liability associated with our acquisition of PayBright, driven by increases in the value of our common stock.
For the three months ended September 30, 2020, other (expense) income, net was primarily comprised of a gain of $30.1 million recognized upon the conversion of convertible notes into shares of Series G-1 preferred stock. The conversion of convertible notes was accounted for as a debt extinguishment since the number of shares of Series G-1 preferred stock issued upon conversion was variable and this gain represented the difference between the carrying value of the debt at the time of extinguishment and the allocated proceeds.

Liquidity and Capital Resources

Sources and Uses of Funds
We have incurred losses since our inception, accumulating a deficit of $1.2 billion and $0.9 billion as of September 30, 2021 and June 30, 2021, respectively. We have historically financed the majority of our operating and capital needs through the private sales of equity securities, borrowings from debt facilities and convertible debt, third-party loan sale arrangements, and cash flows from operations. In September and October 2020, we issued an aggregate of 21,836,687 shares of Series G preferred stock for aggregate cash proceeds of $435.1 million. On January 15, 2021, we closed an initial public offering of our Class A common stock with cash proceeds, before expenses, of $1.3 billion.
As of September 30, 2021, our principal sources of liquidity were cash and cash equivalents, available capacity from revolving debt facilities, revolving securitizations, forward flow loan sale arrangements, and certain cash flows from our operations. We believe that our existing cash balances, available capacity under our revolving debt facilities, revolving securitizations and off-balance sheet loan sale arrangements, and cash from operations, are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs in the long-term. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. Our on- and off-balance sheet facilities provide funding subject to various constraining limits on the financed portfolios. These limits are generally tied to loan-level attributes such as loan term, credit quality, and interest rate, as well as borrower- and merchant-level attributes.
Cash and Cash Equivalents
As of September 30, 2021, we had approximately $1.4 billion of cash to fund our future operations compared to approximately $1.5 billion as of June 30, 2021. Our cash and cash equivalents were held primarily for continued investment in our business, for working capital purposes, and to facilitate a portion of our lending activities. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments and deposit accounts to preserve the principal balance and maintain adequate liquidity.
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

Funding Debt
The following table summarizes our funding debt facilities as of September 30, 2021:

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2022	$267,240	$137,153
2023	—	—
2024	1,325,000	246,647
2025	—	—
2026	—	—
Thereafter	650,000	111,266
Total	$2,242,240	$495,066
Warehouse Credit Facilities
Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. These trusts are consolidated variable interest entities (“VIEs”), and each trust entered into a credit agreement and security agreement with a commercial bank as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are referred to as funding debt. These credit agreements contain operating covenants, including limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on the amount of dividends and stock repurchases. Our funding debt facilities include concentration limits for various loan characteristics including credit quality, product mix, geography, and merchant concentration. As of September 30, 2021, we were in compliance with all applicable covenants in the agreements. Refer to Note 10. Debt in the notes to the interim consolidated financial statements included elsewhere in this Form 10-Q for additional information.
These revolving facilities mature between 2022 and 2027, and subject to covenant compliance generally permit borrowings up to 12 months prior to the final maturity date. Borrowings under these facilities generally occur multiple times per week, and generally coincide with the purchase of loans from our originating bank partners. We manage liquidity by accessing diversified pools of capital and avoid concentration with any single counterparty; we are diversified across different types of investors including investment banks, asset managers, and insurance companies.
Borrowings under these facilities bear interest at an annual benchmark rate of LIBOR or at an alternative commercial paper rate (which is either (i) the per annum rate equivalent to the weighted-average of the per annum rates at which all commercial paper notes were issued by certain lenders to fund advances or maintain loans, or (ii) the daily weighted-average of LIBOR, as set forth in the applicable credit agreement), plus a spread ranging from 1.65% to 4.00%. Interest is payable monthly. In addition, these agreements require payment of a monthly unused commitment fee ranging from 0.10% to 0.75% per annum on the undrawn portion available.
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

Revolving Credit Facility
On January 19, 2021, we entered into a revolving credit agreement with a syndicate of commercial banks for a $185.0 million unsecured revolving credit facility. This facility bears interest at a rate equal to, at our option, either (a) a Eurodollar rate determined by reference to adjusted LIBOR for the interest period, plus an applicable margin of 0.25% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by The Wall Street Journal as the U.S. prime rate, and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case, plus an applicable margin of 1.50% per annum. The revolving credit agreement has a final maturity date of January 19, 2024. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.35% per annum on the undrawn balance available. There are no borrowings outstanding under the facility at September 30, 2021. Refer to Note 10. Debt.
Securitizations
In connection with asset-backed securitizations, we sponsor and establish trusts to ultimately purchase loans facilitated by our platform. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. The assets are transferred into a trust such that the assets are legally isolated from the creditors of Affirm and are not available to satisfy our obligations. These assets can only be used to settle obligations of the underlying trusts. Each securitization trust issued senior notes and residual certificates to finance the purchase of the loans facilitated by our platform. The 2020-Z1, 2020-Z2, and 2021-Z1 securitizations are secured by static pools of loans contributed at closing, whereas the 2020-A, 2021-A and 2021-B securitizations are revolving and we may contribute additional loans from time to time until the end of the revolving period. Refer to Note 11. Securitization and Variable Interest Entities.
Cash Flows

The following table summarizes our cash flows for the periods presented:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Net Cash Provided by (Used in) Operating Activities	$365,150	(2,304)
Net Cash Used in Investing Activities	(629,510)	(357,761)
Net Cash Provided by Financing Activities(1)	243,953	817,811

(1)Amounts include net cash provided by the issuance of redeemable convertible preferred stock and convertible debt as follows:

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Proceeds from issuance of redeemable convertible preferred stock, net of repurchases and issuance costs	$—	$434,434
Proceeds from issuance of common stock, net of repurchases	37,466	1,157
Net cash provided by equity-related financing activities	$37,466	$435,591
Net cash provided by debt-related financing activities	246,304	382,220
Payments of tax withholding for stock-based compensation	(39,817)	—
Net cash provided by financing activities	$243,953	$817,811
Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
Cash provided in operating activities for the three months ended September 30, 2021 was $365.2 million, an increase of $367.5 million from cash used in operating activities of $2.3 million for the three months ended September 30, 2020. This reflects our net loss of $306.6 million, adjusted for non-cash charges of $268.8 million, net cash outflows of $8.2 million from the purchase and sale of loans held for sale, and net cash inflows of $411.2 million provided by changes in our operating assets and liabilities.
Non-cash charges primarily consisted of: provision for credit losses, which increased by $34.7 million or 120% due to an increase on loans held for investment, partially offset by lower than expected credit losses and improved credit quality of the portfolio; gain on sales of loans, which increased by $14.5 million from $16.4 million for the three months ended September 30, 2020 due to improved loan sale economics and increased loan sales since the first quarter of the prior fiscal year; and amortization of premiums and discounts, which increased by $24.6 million or 221% due to increased amortization of discounts related to loans purchased from our originating bank partners at a price above fair market value. Furthermore, we incurred $93.2 million of stock-based compensation, up from $6.2 million due to accelerated vesting of RSUs for which the service-based condition had been met prior to the IPO and the performance-based condition was met on the IPO date, and losses of $141.6 million due to the increase in the fair value of our contingent consideration liability, driven by changes in the value of our common stock.
Our net cash inflows resulting from changes in operating assets and liabilities increased to $411.2 million for the three months ended September 30, 2021 compared to net cash inflows of $12.5 million for the three months ended September 30, 2020. This shift was primarily due to increases to accounts payable driven by $395.2 million of employee option exercise taxes payable, associated with the timing of significant employee stock option exercises during the period.
Investing Activities
Cash used in investing activities for the three months ended September 30, 2021 was $629.5 million, an increase of $271.7 million from $357.8 million for the three months ended September 30, 2020. The main driver of this was $1,847.5 million of purchases of loans, representing an increase of $669.7 million or 57% compared to the first quarter of the prior year, due partly to continued growth in GMV. Additionally, we recorded cash outflows of approximately $443.6 million related to purchases of available for sale securities in the current period. These cash outflows were partially offset by $1,486 million of repayments of loans, representing an increase of $737.0 million, or 98%, compared to the first quarter of the prior year, due to a higher average balance of loans held for investment and generally increasing credit quality of the portfolio.
Financing Activities
Cash provided by financing activities for the three months ended September 30, 2021 was $244.0 million, a decrease of $573.9 million from $817.8 million during the three months ended September 30, 2020. A main driver of this was the issuance of notes by our newly formed securitization trust during the three months ended September 30, 2021 resulted in net cash inflows of $444.6 million, net of in-period principal repayments. This cash inflow represented new financing activities compared to the three months ended September 30, 2020 but was partially offset by $191.7 million of net cash outflows from funding debt as principal repayments on debt exceeded proceeds from draws on these revolving credit facilities. This net cash outflow from funding debt was in contrast to a net cash inflow from the conversion of convertible notes of $434.4 million during the three months ended September 30, 2020. The shift between periods is largely due to the availability of new funding sources in our securitization trusts. Additionally, we recorded payments of approximately $39.8 million for tax withholding associated with stock-based compensation during the three months ended September 30, 2021 which did not occur in the prior periods as the vesting of RSUs was triggered by the initial public offering in January 2021.
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
Concentrations of Revenue
For the three months ended September 30, 2021 and 2020 approximately 10% and 30% of total revenue, respectively, was driven by one merchant partner, Peloton. We believe we have a strong relationship with Peloton and, in September 2020, we entered into a renewed merchant agreement with Peloton with an initial three-year term ending in September 2023, which automatically renews for additional and successive one-year terms until terminated. While we believe our growth will facilitate both revenue growth and merchant diversification as we continue to integrate with a wide range of merchants, our revenue concentration may cause our financial performance to fluctuate significantly from period to period based on the revenue from such merchant partner.

Contractual Obligations

There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three months ended September 30, 2021 from the commitments and contractual obligations disclosed in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations,” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC on September 17, 2021.
Off-Balance Sheet Arrangements

Off-balance sheet loans relate to unconsolidated securitization transactions and loans sold to third-party investors for which we have some form of continuing involvement, including as servicer. For an off-balance sheet loan where servicing is the only form of continuing involvement, we would only experience a loss if we were required to repurchase such a loan due to a breach in representations and warranties associated with our loan sale or servicing contracts. As of September 30, 2021, the aggregate outstanding balance of loans held by third-party investors or off-balance sheet VIEs was $2.6 billion. As of September 30, 2021, we had one off-balance sheet VIE, the 2021-Z1 securitization. In the unlikely event principal payments on the loans backing any off-balance sheet securitization are insufficient to pay senior note holders, including any retained interest, then any amounts the Company contributed to the securitization reserve accounts may be depleted. See Note 11. Securitization and Variable Interest Entities of the accompanying notes to our interim condensed consolidated financial statements for more information.
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
For further information, our significant accounting policies are described in Note 2. Summary of Significant Accounting Policies within the notes to the interim condensed consolidated financial statements.
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
Interest Rate Risk
Our cash and cash equivalents as of September 30, 2021 were held primarily in checking, money market, and savings accounts. As of September 30, 2021, we had $403.5 million of cash equivalents invested in money market funds, certificates of deposit, corporate bonds, and other commercial paper with maturities less than three months. Our cash and cash equivalents are held for working capital purposes. The fair value of our cash and cash equivalents would not be significantly affected by either an increase or decrease in interest rates due mainly to the short-term nature of a majority of these instruments.
Our securities available for sale at fair value as of September 30, 2021 included $440.5 million of marketable debt securities with maturities greater than three months. Within the portfolio, fixed rate securities may have their fair market values adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than expected if interest rates fall. Because our investment policy is to invest in conservative, interest-bearing investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be material.
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
Certain of our funding arrangements bear a variable interest rate. Given the fixed interest rates charged on the loans that we purchase from our originating bank partners, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable. Additionally, certain of our loan sale agreements are repriced on a recurring basis using a mechanism tied to interest rates as well as loan performance. We maintain an interest rate hedging program which eliminates some, but not all, of the interest rate risk. As of September 30, 2021, a hypothetical 10% relative change in interest rates would not have a material impact on our interim condensed consolidated financial statements.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our Class A common stock could decline. Those risks are not the only risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, you should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, in this Quarterly Report on Form 10-Q (including the disclosures below, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

Except as may be reflected in the updated risk factors included below, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.

If we are unable to attract additional merchant partners, retain our existing merchant partners, and grow and develop our relationships with new and existing merchant partners, our business, results of operations, financial condition, and future prospects would be materially and adversely affected, as could the market price of our Class A common stock.
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

Our continued success also is dependent on our ability to successfully grow and develop relationships with our merchant partners, particularly early-stage relationships with large e-commerce retailers such as Amazon.com, Inc. Some of our agreements with our merchant partners are non-exclusive and lack any transaction volume commitments. The pace of development, integration and rollout of these early-stage relationships is often unpredictable and is generally not within our control. In addition, these merchant partners may have, or may enter into in the future, similar agreements with our competitors, which could adversely affect our ability to drive the level of transaction volume and revenue growth that we seek to achieve or to otherwise satisfy the high expectations of our investors and financial analysts relating to those relationships. In addition, our agreements with our merchant partners generally have terms that range from approximately 12 months to 36 months, and our merchants can generally terminate these agreements without cause upon 30 to 90 days’ prior written notice. We may, therefore, be compelled to renegotiate our agreements with merchant partners from time to time, possibly upon terms significantly less favorable to us than the terms included in our existing agreements with those merchant partners.

If we fail to retain any of our larger merchant partners or a substantial number of our smaller merchant partners, if we do not acquire new merchant partners, if we do not successfully grow and develop our relationships with our larger merchant partners, if we do not continually expand revenue and volume from the merchants on our platform, or if we do not attract and retain a diverse mix of merchant partners, our business, results of operations, financial condition, and future prospects would be materially and adversely affected. In addition, should investor expectations relating to the growth, development and retention of our merchant partners, particularly those expectations relating to our relationships with Amazon and Shopify Inc., not be achieved, the market price of our Class A common stock could decline.

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

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A common stock or securities convertible into shares of our Class A common stock or offering debt or other securities. We could also issue shares of our Class A common stock or securities convertible into our Class A common stock or debt or other securities in connection with acquisitions or other strategic transactions. In addition, as we did when we initially formed our partnership with Shopify and when we entered into the Amended and Restated Installment Financing Services Agreement with Amazon, we may issue additional shares of our Class A common stock or securities convertible into shares of Class A common stock as a means of initiating, developing, strengthening or preserving key merchant relationships. Issuing additional shares of our Class A common stock or securities convertible into shares of our Class A common stock or debt or other securities may dilute the economic and voting rights of our existing stockholders and would likely reduce the market price of our Class A common stock. Upon liquidation, holders of debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution on our distributable assets prior to the holders of our common stock. Debt securities convertible into equity securities could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distribution or preferences with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, and nature of our future offerings. As a result, holders of our Class A common stock bear the risk that our future offerings may reduce the market price of our Class A common stock and dilute their stockholdings in us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On July 1, 2021, in connection with the closing of the transaction contemplated by the Asset Purchase Agreement entered into with Yroo Inc., a developer of technologies that enable and enhance consumer e-commerce shopping intelligence and experience (“ShopBrain”), and the shareholder representative party thereto to acquire certain assets and assume certain liabilities of ShopBrain, we issued an aggregate of 151,745 shares of our Class A common stock to ShopBrain at closing.

We believe this transaction was exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder or Regulation S under the Securities Act. The recipients of the securities in this transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof. All recipients had adequate access, through their relationships with us, to information about us.

Purchases of Equity Securities

The following table presents information with respect to the Company’s repurchases of shares of Class A common stock during the quarter ended September 30, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31	—	$—	—	—
August 1 - 31	821	5.39	—	—
September 1 - 30	—	—	—	—
Total	821	$5.39	—	—

(1)The shares purchased were repurchases of unvested shares of our Class A common stock that had been issued upon early exercise of stock options. Pursuant to the associated option award agreements, upon termination of employment of a person holding unvested shares, we were entitled to repurchase the unvested shares.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Corrected Financial Information

The following tables showing the correction of prior period amounts should be read in conjunction with Note 2. Summary of Significant Accounting Policies to our interim condensed consolidated financial statements in this Quarterly Report on Form 10-Q. This correction affected our consolidated balance sheet, consolidated statement of operations and comprehensive loss, consolidated statement of redeemable convertible preferred stock and stockholders’ equity (deficit) and consolidated statement of cash flows for the year ended June 30, 2021.

We determined, based on consideration of quantitative and qualitative factors, that the error had an immaterial impact, individually and in aggregate, on our previously issued financial statements.

The correction does not impact the consolidated statement of operations and comprehensive loss or consolidated statement of cash flows for the three months ended September 30, 2021 as presented within this Quarterly Report on Form 10-Q. The following tables show the affected line items within the consolidated financial statements (in thousands) that are impacted by these misstatements.

	As of June 30, 2021
	As Previously Reported	Adjustments	As Corrected
Accrued expenses and other liabilities	317,951	5,626	323,577
Total liabilities	2,285,814	5,626	2,291,440
Additional paid in capital	3,462,762	4,474	3,467,236
Accumulated deficit	(888,381)	(10,104)	(898,485)
Accumulated other comprehensive income	6,769	4	6,773
Total stockholders’ equity	2,581,153	(5,626)	2,575,527

	Year Ended June 30, 2021
	As Previously Reported	Adjustments	As Corrected
Consolidated Statement of Operations and Comprehensive Loss
Processing and servicing	73,767	(189)	73,578
Technology and data analytics	256,082	(6,746)	249,336
Sales and marketing	184,279	(2,089)	182,190
General and administrative	370,251	13,498	383,749
Total Operating Expenses	1,249,657	4,474	1,254,131
Other expense, net	(54,073)	(5,630)	(59,703)
Loss Before Income Taxes	(433,266)	(10,104)	(443,370)
Net Loss Attributable to Common Stockholders	(430,923)	(10,104)	(441,027)
Foreign currency translation adjustments	7,042	4	7,046
Net Comprehensive Income	7,071	4	7,075
Comprehensive Loss	(423,852)	(10,100)	(433,952)
Net loss per share attributable to common stockholders for Class A and Class B:
Basic	$(2.72)	$(0.06)	$(2.78)
Diluted	$(2.88)	$(0.06)	$(2.94)

	Year Ended June 30, 2021
	As Previously Reported	Adjustments	As Corrected
Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity
Stock-based compensation - Additional Paid-In Capital	302,032	4,474	306,506
Foreign currency translation adjustments - Accumulated Other Comprehensive Income (Loss)	7,042	4	7,046
Net Loss - Accumulated Deficit	(430,923)	(10,104)	(441,027)
Balance as of June 30, 2021 - Total Stockholders' Equity	2,581,153	(5,626)	2,575,527

	Year Ended June 30, 2021
	As Previously Reported	Adjustments	As Corrected
Consolidated Statement of Cash Flows
Cash Flows from Operating Activities
Net Loss	(430,923)	(10,104)	(441,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in fair value of assets and liabilities	51,655	5,630	57,285
Stock-based compensation	288,033	4,474	292,507
Net Cash Used in Operating Activities	(193,130)	—	(193,130)

The following tables showing the correction of prior period amounts should be read in conjunction with Note 2. Summary of Significant Accounting Policies. We also determined that stock based compensation recorded during the three and nine months ended March 31, 2021 was understated by $25.0 million, as the estimated fair value of RSUs granted during the three months ended December 31, 2020 did not reflect an increase in share value due to the anticipated IPO. As a result, the accompanying unaudited interim financial information for the three and nine months ended March 31, 2021 has been adjusted to reflect the combined increase in stock based compensation expense of $40.0 million from amounts previously reported.

We determined, based on consideration of quantitative and qualitative factors, that the errors had an immaterial impact, individually and in aggregate, on our previously issued financial statements. The following tables show the affected line items (in thousands) within the interim condensed consolidated financial statements.

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Corrected
Consolidated Statement of Operations and Comprehensive Loss
Processing and servicing	21,335	33	21,368
Technology and data analytics	98,728	6,078	104,806
Sales and marketing	57,549	635	58,184
General and administrative	146,853	33,146	179,999
Total Operating Expenses	400,121	39,892	440,013
Loss Before Income Taxes	(247,229)	(39,892)	(287,121)
Net Loss Attributable to Common Stockholders	(247,159)	(39,892)	(287,051)
Net loss per share attributable to common stockholders for Class A and Class B:
Basic	$(1.06)	$(0.17)	$(1.23)
Diluted	$(1.06)	$(0.17)	$(1.23)

	Nine Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Corrected
Consolidated Statement of Operations and Comprehensive Loss
Processing and servicing	51,635	33	51,668
Technology and data analytics	174,130	6,078	180,208
Sales and marketing	119,243	635	119,878
General and administrative	220,042	33,146	253,188
Total Operating Expenses	838,206	39,892	878,098
Loss Before Income Taxes	(277,610)	(39,892)	(317,502)
Net Loss Attributable to Common Stockholders	(277,715)	(39,892)	(317,607)
Net loss per share attributable to common stockholders for Class A and Class B:
Basic	$(2.27)	$(0.33)	$(2.60)
Diluted	$(2.48)	$(0.32)	$(2.80)

	Three Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Corrected
Consolidated Statement of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Stock-based compensation - Additional Paid-In Capital	146,314	41,569	187,883
Net Loss - Accumulated Deficit	(247,159)	(39,892)	(287,051)
Balance as of March 31, 2021 - Total Stockholders' Equity	2,404,021	1,677	2,405,698

	Nine Months Ended March 31, 2021
	As Previously Reported	Adjustments	As Corrected
Consolidated Statement of Cash Flows
Cash Flows from Operating Activities
Net Loss	(277,715)	(39,892)	(317,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	152,471	39,892	192,363
Net Cash Used in Operating Activities	(173,217)	—	(173,217)

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39888	3.1	January 15, 2021
3.2	Amended and Restated Bylaws	8-K	001-39888	3.2	September 8, 2021
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

AFFIRM HOLDINGS, INC.

Date: November 15, 2021	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Linford
Michael Linford
Chief Financial Officer
(Principal Financial Officer)