Form 10-Q
period 2021-12-31
Affirm Holdings, Inc.
filed 2022-02-14
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021

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

As of February 9, 2022, the number of shares of the registrant’s Class A common stock outstanding was 223,765,871 and the number of shares of the registrant's Class B common stock outstanding was 60,691,104.

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
•the performance of loans facilitated and originated through our platform;
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

Part I - Financial Information

Item 1. Unaudited Financial Statements

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	December 31, 2021	June 30, 2021
Assets
Cash and cash equivalents	$2,567,401	$1,466,558
Restricted cash	247,402	226,074
Securities available for sale at fair value	475,379	16,170
Loans held for sale	27,394	13,030
Loans held for investment	2,425,519	2,022,320
Allowance for credit losses	(158,289)	(117,760)
Loans held for investment, net	2,267,230	1,904,560
Accounts receivable, net	134,571	91,575
Property, equipment and software, net	113,573	62,499
Goodwill	541,399	516,515
Intangible assets	66,190	67,930
Commercial agreement assets	316,047	227,377
Other assets	195,863	274,679
Total Assets	$6,952,449	$4,866,967
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$45,589	$57,758
Payable to third-party loan owners	71,515	50,079
Accrued interest payable	2,621	2,751
Accrued expenses and other liabilities	436,533	323,577
Convertible senior notes, net	1,704,607	—
Notes issued by securitization trusts	1,577,264	1,176,673
Funding debt	645,998	680,602
Total liabilities	4,484,127	2,291,440
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 222,313,582 shares issued and outstanding as of December 31, 2021; 3,030,000,000 shares authorized, 181,131,728 shares issued and outstanding as of June 30, 2021	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 60,896,826 shares issued and outstanding as of December 31, 2021; 140,000,000 authorized, 88,226,376 shares issued and outstanding as of June 30, 2021	1	1
Additional paid in capital	3,828,778	3,467,236
Accumulated deficit	(1,364,835)	(898,485)
Accumulated other comprehensive gain (loss)	4,376	6,773
Total stockholders’ equity	2,468,322	2,575,527
Total Liabilities and Stockholders’ Equity	$6,952,449	$4,866,967

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

	December 31, 2021	June 30, 2021
Assets of consolidated VIEs, included in total assets above
Restricted cash	$163,578	$142,385
Loans held for investment	2,175,601	1,743,810
Allowance for credit losses	(127,195)	(94,463)
Loans held for investment, net	2,048,406	1,649,347
Accounts receivable, net	8,195	8,209
Other assets	5,636	3,683
Total assets of consolidated VIEs	$2,225,815	$1,803,624
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$2,896	$2,927
Accrued interest payable	2,646	2,613
Accrued expenses and other liabilities	5,103	3,820
Notes issued by securitization trusts	1,577,264	1,176,673
Funding debt	508,164	607,394
Total liabilities of consolidated VIEs	2,096,073	1,793,427
Total net assets	$129,742	$10,197

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Revenue
Merchant network revenue	$127,087	$99,630	$219,331	$192,895
Virtual card network revenue	26,558	10,820	45,953	16,778
Total network revenue	153,645	110,450	265,284	209,673
Interest income	138,355	73,857	255,657	128,094
Gain on sales of loans	57,690	14,560	88,669	30,994
Servicing income	11,321	5,174	20,786	9,258
Total Revenue, net	$361,011	$204,041	$630,396	$378,019
Operating Expenses
Loss on loan purchase commitment	$65,265	$67,768	$116,943	$133,636
Provision for credit losses	52,640	12,521	116,287	41,452
Funding costs	17,700	12,060	34,453	22,412
Processing and servicing	41,849	16,802	67,050	30,300
Technology and data analytics	94,989	41,634	173,002	75,402
Sales and marketing	143,476	39,112	207,436	61,694
General and administrative	141,292	40,916	277,496	73,189
Total Operating Expenses	557,211	230,813	992,667	438,085
Operating Loss	$(196,200)	$(26,772)	$(362,271)	$(60,066)
Other (expense) income, net	36,741	240	(103,632)	29,685
Loss Before Income Taxes	$(159,459)	$(26,532)	$(465,903)	$(30,381)
Income Tax Expense	276	78	447	175
Net Loss	$(159,735)	$(26,610)	$(466,350)	$(30,556)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$2,341	$1,814	$(1,461)	$2,219
Unrealized gain (loss) on securities available for sale, net	(657)	—	(936)	—
Net Other Comprehensive (Loss) Income	1,684	1,814	(2,397)	2,219
Comprehensive Loss	$(158,051)	$(24,796)	$(468,747)	$(28,337)
Per share data:
Net loss per share attributable to common stockholders for Class A and Class B
Basic	$(0.57)	$(0.38)	$(1.70)	$(0.45)
Diluted	$(0.57)	$(0.38)	$(1.70)	$(0.84)
Weighted average common shares outstanding:
Basic	281,533,888	70,801,521	273,588,094	67,795,598
Diluted	281,533,888	70,801,521	273,588,094	69,534,680

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance as of June 30, 2021	269,358,104	$3	$3,467,236	$(898,485)	$6,773	$2,575,527
Issuance of common stock upon exercise of stock options	7,403,503	—	37,470	—	—	37,470
Issuance of common stock in acquisition	183,733	—	10,000	—	—	10,000
Vesting of restricted stock units	772,653	—	—	—	—	—
Repurchases of common stock	(821)	—	(4)	—	—	(4)
Stock-based compensation	—	—	104,879	—	—	104,879
Tax withholding on stock-based compensation	—	—	(39,817)	—	—	(39,817)
Foreign currency translation adjustments	—	—	—	—	(3,802)	(3,802)
Unrealized gain (loss) on securities available for sale	—	—	—	—	(279)	(279)
Net Loss	—	—	—	(306,615)	—	(306,615)
Balance as of September 30, 2021	277,717,172	$3	$3,579,764	$(1,205,100)	$2,692	$2,377,359
Issuance of common stock	4,689,973	—	21,674	—	—	21,674
Vesting of restricted stock units	803,263	—	—	—	—	—
Vesting of warrants for common stock	—	—	198,383	—	—	198,383
Stock-based compensation	—	—	101,920	—	—	101,920
Tax withholding on stock-based compensation	—	—	(72,963)	—	—	(72,963)
Foreign currency translation adjustments	—	—	—	—	2,341	2,341
Unrealized gain (loss) on securities available for sale	—	—	—	—	(657)	(657)
Net Loss	—	—	—	(159,735)	—	(159,735)
Balance as of December 31, 2021	283,210,408	$3	$3,828,778	$(1,364,835)	$4,376	$2,468,322

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT), CONT.
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	122,115,971	$804,170	47,684,427	—	80,373	(447,167)	(302)	$(367,096)
Issuance of common stock upon exercise of stock option	—	—	388,246	—	1,741	—	—	1,741
Repurchases of common stock	—	—	(115,625)	—	(584)	—	—	(584)
Issuance of redeemable convertible preferred stock, net of issuance costs of $440	21,824,141	434,434	—	—	—	—	—	—
Vesting and exercise of warrants for common stock	—	—	5,074,398	—	67,645	—	—	67,645
Stock-based compensation	—	—	—	—	7,175	—	—	7,175
Conversion of convertible debt	4,444,321	88,559	—	—	(42,124)	—	—	(42,124)
Effects of adoption of new accounting standards	—	—	—	—	—	(9,980)	—	(9,980)
Foreign currency translation adjustments	—	—	—	—	—	—	405	405
Net Loss	—	—	—	—	—	(3,946)	—	(3,946)
Balance as of September 30, 2020	148,384,433	1,327,163	53,031,446	$—	$114,226	$(461,093)	$103	$(346,764)
Issuance of common stock upon exercise of stock option	—	—	6,220,024	—	21,676	—	—	21,676
Repurchases of common stock	—	—	(12,100)	—	(199)	—	—	(199)
Issuance of preferred stock, net of issuance costs of $143	12,546	108	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,774	—	—	6,774
Foreign currency translation adjustments	—	—	—	—	—	—	1,814	1,814
Net Loss	—	—	—	—	—	(26,610)	—	(26,610)
Balance as of December 31, 2020	148,396,979	1,327,271	59,239,370	$—	$142,477	$(487,703)	$1,917	$(343,309)

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2021	2020
Cash Flows from Operating Activities
Net Loss	$(466,350)	$(30,556)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	116,287	41,452
Amortization of premiums and discounts on loans, net	(87,678)	(31,453)
Gain on sales of loans	(88,669)	(30,994)
Changes in fair value of assets and liabilities	104,900	(30,568)
Amortization of commercial agreement assets	43,885	31,300
Amortization of debt issuance costs	9,568	2,361
Commercial agreement warrant expense	64,854	—
Stock-based compensation	181,726	12,724
Depreciation and amortization	22,505	7,071
Other	(5,198)	2,523
Purchases of loans held for sale	(2,614,002)	(1,033,915)
Proceeds from the sale of loans held for sale	2,607,759	1,001,673
Change in operating assets and liabilities:
Accounts receivable, net	(48,117)	(9,080)
Other assets	65,422	(89,509)
Accounts payable	(12,169)	7,862
Payable to third-party loan owners	21,436	8,046
Accrued interest payable	(131)	1,799
Accrued expenses and other liabilities	8,868	89,305
Net Cash Used in Operating Activities	(75,104)	(49,959)
Cash Flows from Investing Activities
Purchases and origination of loans held for investment	(4,652,346)	(2,691,788)
Proceeds from the sale of loans held for investment	780,276	204,960
Principal repayments and other loan servicing activity	3,563,123	1,700,809
Acquisition, net of cash and restricted cash acquired	(5,999)	(113,628)
Additions to property, equipment and software	(38,159)	(7,063)
Purchases of securities available for sale	(511,724)	—
Proceeds from maturities and repayments of securities available for sale	59,126	—
Other investing cash inflows	9,872	—
Other investing cash outflows	(23,742)	—
Net Cash Used in Investing Activities	(819,573)	(906,710)
Cash Flows from Financing Activities
Proceeds from issuance of convertible debt, net	1,704,300	—
Proceeds from funding debt	1,497,674	1,533,379
Proceeds from issuance of notes and residual trust certificates by securitization trusts	499,640	896,455
Proceeds from issuance of redeemable convertible preferred stock, net	—	434,542
Payment of debt issuance costs	(8,151)	(6,787)
Principal repayments of funding debt	(1,527,568)	(1,544,502)
Principal repayments of notes issued by securitization trusts	(102,467)	(70,390)
Proceeds from exercise of common stock options and warrants and contributions to ESPP	59,569	23,417
Repurchases of common stock	(4)	(783)
Payments of tax withholding for stock-based compensation	(112,780)	—
Net Cash Provided by Financing Activities	2,010,213	1,265,331
Effect of exchange rate changes on cash, cash equivalents and restricted cash	6,635	—
Net Increase in Cash and Cash Equivalents and Restricted Cash	1,122,171	308,662
Cash and cash equivalents and restricted cash, beginning of period	1,692,632	328,128
Cash and Cash Equivalents and Restricted Cash, end of period	$2,814,803	$636,790
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2021	2020
Supplemental Disclosures of Cash Flow Information
Cash payments for interest expense	$23,143	$16,716
Cash paid for operating leases	8,232	6,307
Cash paid for income taxes	80	—
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Stock-based compensation included in capitalized internal-use software	25,073	1,225
Issuance of common stock in connection with acquisition	10,000	—
Additions to property and equipment included in accrued expenses	107	24
Issuance of warrants in exchange for commercial agreement	—	67,645
Conversion of convertible debt	—	88,559

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

1.   Business Description

Affirm Holdings, Inc. (“Affirm,” the “Company,” “we,” “us,” or “our”), headquartered in San Francisco, California, provides consumers with a simpler, more transparent, and flexible alternative to traditional payment options. Our mission is to deliver honest financial products that improve lives. Through our next-generation commerce platform, partnerships with originating banks, and capital markets partners, we enable consumers to confidently pay for a purchase over time, with terms ranging from one to sixty months. When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model, and once approved, the consumer selects their preferred repayment option. Loans are self-originated or funded and issued by our originating bank partners.

Merchants partner with us to transform the consumer shopping experience and to acquire and convert customers more effectively through our frictionless point-of-sale payment solutions. Consumers get the flexibility to buy now and make simple regular payments for their purchases and merchants see increased average order value, repeat purchase rates, and an overall more satisfied customer base. Unlike legacy payment options and our competitors’ product offerings, which charge deferred or compounding interest and unexpected costs, we disclose up-front to consumers exactly what they will owe — no hidden fees, no deferred interest, no penalties.

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

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts in the interim condensed consolidated financial statements and the accompanying notes. Material estimates that are particularly susceptible to significant change relate to determination of variable consideration for revenue, the allowance for credit losses, capitalized internal-use software development costs, valuation allowance for deferred tax assets, loss on loan purchase commitment, the fair value of servicing assets and liabilities, discount on self-originated loans, the fair value and useful lives of tangible and intangible assets acquired and liabilities assumed resulting from business combinations, the fair value of contingent consideration related to business combinations, the evaluation for impairment of intangible assets and goodwill, the incremental borrowing rate used in discounting our lease liabilities, the fair value of available for sale debt securities including retained interests in our securitization trusts, the fair value of residual certificates issued by our securitization trusts held by third parties, and stock-based compensation, including the fair value of warrants issued to nonemployees. We base our estimates on historical experience, current events, and other factors we believe to be reasonable under the circumstances. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results will be materially affected.

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

Accordingly, we have corrected the relevant financial statements and related footnotes as of June 30, 2021 within these interim condensed consolidated financial statements from amounts previously reported. We have evaluated the materiality of these misstatements based on an analysis of quantitative and qualitative factors and concluded they were not material to the prior period financial statements, individually or in aggregate.

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

Significant Accounting Policies

Except for the addition of policies described below for securities available for sale, there were no material changes to our significant accounting policies as disclosed in Note 2. Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC on September 17, 2021.

Securities Available for Sale

We hold certain investments in marketable debt securities and retained interests in our unconsolidated securitization trusts which are accounted for under ASC Topic 320, “Investments - Debt Securities” (“ASC 320”). We have classified these investments as available for sale, as defined within ASC 320. These investments are held at fair value with changes in fair value recorded in unrealized gain (loss) on securities available for sale, net within other comprehensive income (loss). As of the end of each reporting period, management reviews each security where the fair value is less than the amortized cost to determine whether any portion of the decline in fair value is due to a credit loss and/or whether or not we intend to sell or will be required to sell such security before recovery of its amortized cost basis. The portion of any decline in fair value which management identifies as a credit loss will be recognized as an allowance for credit losses through other (expense) income, net rather than unrealized gain (loss) on securities available for sale, net. To the extent management intends to sell or may be required to sell a security in an unrealized loss position, we 1) reverse any previously recorded allowance for credit losses with an offsetting entry to reduce the amortized cost basis of the security and 2) write-off any remaining portion of the amortized cost basis to equal its fair value, with this change recorded through other (expense) income, net.

Interest income for available for sale securities is recorded within other (expense) income, net.

Available for sale securities initially purchased with less than 90 days until maturity with quoted transaction prices in an active market are classified as cash and cash equivalents.

With respect to retained interests in our securitization trusts, we apply the guidance in ASC Topic 325, “Investments - Other” (“ASC 325”) relating to beneficial interests. Accordingly, we recognize interest income each period based on the effective interest rate calculated using expected cash flows. Changes in the timing of expected cash flows are accounted for prospectively through an adjustment to interest income. When fair value is below amortized cost, we record an allowance for credit losses measured based on the difference between amortized cost and projected cash flows discounted at the effective interest rate. The allowance for credit losses is capped at the difference between amortized cost and fair value.

Refer to Note 12. Investments for additional information.

Sales and Marketing Costs

Sales and marketing costs include the expense related to warrants and other share-based payments granted to our enterprise partners. See Note 6. Balance Sheet Components for more information on these arrangements. Sales and marketing costs also include salaries and personnel-related costs, as well as costs of general marketing and promotional activities, promotional event programs, sponsorships, and allocated overhead. A portion of these costs related to general marketing and promotional activities are considered advertising costs within the meaning of ASC Topic 720, “Other Expenses” (“ASC 720”), and are expensed as incurred. Advertising costs totaled $25.5 million and $43.4 million for the three and six months ended December 31, 2021, respectively, and $13.9 million and $15.3 million for the three and six months ended December 31, 2020, respectively.

Recently Adopted Accounting Standards

Convertible Debt Instruments

In August 2020, the FASB issued Accounting Standard Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. We early adopted the new standard effective July 1, 2021 on a modified retrospective basis. The adoption of the new standard did not have any impact on our financial statements as of the adoption date. As further discussed in Note 10. Debt, the Company issued certain convertible senior notes during the six months ended December 31, 2021, and the accounting for these instruments was based on the guidance in ASU 2020-06.

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Interbank Offered Rate (“LIBOR”). This ASU is effective for all entities upon issuance as of March 12, 2020 through December 31, 2022. In January 2021, the FASB also issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which provides additional optional expedients and exceptions applicable to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This ASU is effective for all entities upon issuance as of January 7, 2021 through December 31, 2022. We have reviewed all our financial agreements that utilize LIBOR as the reference rate and determined there is no impact to our interim condensed consolidated financial statements as of December 31, 2021. Throughout the remaining effective period for ASU 2020-04 and ASU 2021-01, we will continue to evaluate the available relief measures within each of these amendments and will determine any impact on our interim condensed consolidated financial statements, as applicable.

Business Combinations

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customer,” which requires contract assets and contract liabilities, such as deferred revenue, acquired in a business combination to be recognized and measured in accordance with Topic 606 (Revenue from Contracts with Customers). ASU 2021-08 is expected to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The ASU is effective for fiscal years beginning after December 15, 2022 and should be applied prospectively to acquisitions occurring on or after the effective date. Early adoption is permitted, including for interim periods, and is applicable to all business combinations for which the acquisition date occurs within the beginning of the fiscal year of adoption. We are evaluating the effect of adopting this new accounting guidance.

3.   Interest Income

Interest income consisted of the following components (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Interest income on unpaid principal balance	$88,674	$54,243	$171,615	96,745
Amortization of discount on loans	54,965	22,448	93,410	37,218
Amortization of premiums on loans	(2,995)	(2,118)	(5,732)	(4,076)
Interest receivable charged-off, net of recoveries	(2,289)	(716)	(3,636)	(1,793)
Total interest income	$138,355	$73,857	$255,657	$128,094
We accrue interest income using the effective interest method. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of December 31, 2021 and June 30, 2021, the balance of loans held for investment on non-accrual status was $1.5 million and $1.1 million, respectively.

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	December 31, 2021	June 30, 2021
Unpaid principal balance	$2,451,614	$2,058,863
Accrued interest receivable	19,573	15,466
Premiums on loans held for investment	8,083	7,071
Less: Discount due to loss on loan purchase commitment (1)	(40,526)	(53,177)
Less: Discount due to loss on self-originated loans (1)	(7,434)	—
Less: Fair value adjustment on loans acquired through business combination	(5,791)	(5,903)
Total loans held for investment	$2,425,519	$2,022,320

(1) In the prior period, discount due to loss on self-originated loans, in the amount of $2.0 million, was included with discount due to loss on loan purchase commitment.

The majority of the loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $3,373.2 million and $5,617.5 million for the three and six months ended December 31, 2021, respectively, and $2,065.4 million and $3,589.6 million for the three and six months ended December 31, 2020, respectively.

These loans have a variety of lending terms as well as maturities ranging from one to sixty months. Given that our loan portfolio focuses on one product segment, point-of-sale unsecured installment loans, we generally evaluate the entire portfolio as a single homogeneous loan portfolio and make merchant or program specific adjustments as necessary.

We closely monitor credit quality for our loan receivables to manage and evaluate our related exposure to credit risk. Credit risk management begins with initial underwriting, where loan applications are assessed against the credit underwriting policy and procedures for our self-originated loans and originating bank partner loans, and continues through to full repayment of a loan. To assess a consumer who requests a loan, we use, among other indicators, internally developed risk models using detailed information from external sources, such as credit bureaus where available, and internal historical experience, including the consumer’s prior repayment history on our platform as well as other measures. We combine these factors to establish a proprietary score as a credit quality indicator.

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

The following table presents an analysis of the credit quality, by ITACs score, of the amortized cost basis by fiscal year of origination on loans held for investment and loans held for sale (in thousands) as of December 31, 2021:

	Amortized Costs Basis by Fiscal Year of Origination
	2022	2021	2020	2019	2018	Prior	Total
96+	$950,760	$378,657	$61,263	$2,316	$1	$—	$1,392,997
94 – 96	433,536	96,220	2,221	129	2	—	532,108
90 – 94	194,066	35,571	203	4	—	—	229,844
<90	87,498	96	—	—	—	—	87,594
No score(1)	140,972	41,598	7,178	875	167	7	190,797
Total loan receivables	$1,806,832	$552,142	$70,865	$3,324	$170	$7	$2,433,340

(1)This balance represents loan receivables in new markets without sufficient data currently available for use by the Affirm scoring methodology including loan receivables originated in Canada and Australia.

	Net Charge-offs by Fiscal Year of Origination
	2022	2021	2020	2019	2018	Prior	Total
Current period charge-offs	(13,276)	(33,755)	(496)	(35)	(11)	—	(47,573)
Current period recoveries	100	1,999	823	686	315	223	4,146
Current period net charge-offs	$(13,176)	$(31,756)	$327	$651	$304	$223	$(43,427)

Loan receivables are defined as past due if either the principal or interest have not been received within four calendars days of when they are due in accordance with the agreed upon contractual terms. The following table presents an aging analysis of the amortized cost basis of loans held for investment and loans held for sale by delinquency status (in thousands):

	December 31, 2021	June 30, 2021
Non-delinquent loans	$2,277,067	$1,939,976
4 – 29 calendar days past due	71,999	43,838
30 – 59 calendar days past due	35,462	17,267
60 – 89 calendar days past due	26,866	12,044
90 – 119 calendar days past due	21,946	6,759
Total amortized cost basis	$2,433,340	$2,019,884

We maintain an allowance for credit losses at a level sufficient to absorb expected credit losses based on evaluating known and inherent risks in our loan portfolio. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term, historical credit losses, consumer payment trends, estimates of recoveries, and future expectations as of each balance sheet date. Adjustments to the allowance each period for changes in our estimate of lifetime expected credit losses are recognized in earnings through the provision for credit losses presented on our interim condensed consolidated statements of operations and comprehensive loss. When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for credit losses. Loans are charged-off in accordance with our charge-off policy, as the contractual principal becomes 120 days past due. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses.

The following table details activity in the allowance for credit losses (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Balance at beginning of period	$152,021	$123,021	117,760	95,137
Adjustment due to adoption of new accounting standard	—	—	—	10,083
Provision for credit losses	49,695	11,062	110,699	40,183
Charge-offs	(47,573)	(11,766)	(78,027)	(25,840)
Recoveries of charged-off receivables	4,146	2,675	7,857	5,429
Balance at end of period	$158,289	$124,992	158,289	124,992

5. Business Combinations

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

	Fair Value	Useful Life (in years)
Developed technology	$9,488	3.0

The fair values of the intangible assets were determined by applying the replacement cost method. The fair value measurements are based on significant unobservable inputs, including management estimates and assumptions, and thus represents Level 3 measurements.

The transaction costs associated with the acquisition were approximately $0.1 million and $0.2 million for the three and six months ended December 31, 2021, which are included in general and administrative expense within the interim condensed consolidated statements of operations and comprehensive loss.

Pro forma adjustments would only include the additional amortization that would have been charged assuming the intangible assets had been recorded as of July 1, 2020. Such adjustments would not be material to the interim condensed consolidated statements of operations and comprehensive loss for the three and six months ended December 31, 2020.

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

The acquisition date fair value of the consideration transferred was approximately $24.8 million which consisted of the following (in thousands):

Cash	$26,000
Less: Fair value of contingent consideration asset	$(1,241)
Total acquisition date fair value of consideration transferred	$24,759

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

Intangible assets	$6,975
Net assets acquired	6,975
Goodwill	$17,784
Total purchase price	$24,759

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life (in years)
Developed technology	$6,900	3
Trademarks	75	1
Total intangible assets	$6,975

The fair values of the intangible assets were determined by applying the replacement cost method. The fair value measurements are based on significant unobservable inputs, including management estimates and assumptions, and thus represent Level 3 measurements.

During the year ended June 30, 2021, we incurred transaction costs associated with the acquisition in the amount of approximately $0.2 million which are included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

Pro forma adjustments would only include the additional amortization that would have been charged assuming the intangible assets had been recorded as of July 1, 2019. Such adjustments would not be material to the consolidated statements of operations and comprehensive loss for the three and six months ended December 31, 2020.

Returnly

On May 1, 2021, Affirm completed a merger transaction with Returnly Technologies, Inc. (“Returnly”), a leading provider of online return experiences for direct-to-consumer brands. Prior to the merger transaction, Affirm owned approximately 1% of the outstanding shares of Returnly. By effect of the merger transaction, Affirm acquired all of the remaining outstanding shares, increasing its equity interest from approximately 1% to 100%. We have included the financial results of Returnly in our interim condensed consolidated financial statements from the date of acquisition.

The purchase price for the remaining interest was comprised of (i) approximately $71.5 million in cash and (ii) 2,989,697 shares of our common stock issued to the shareholders of Returnly at closing. We also issued 304,364 shares of our common stock, which are held in escrow and subject to forfeiture upon the termination of certain employees or if certain revenue milestones are not met. Because the future payment of the escrowed shares is contingent on continued employment, the arrangement represents stock-based compensation in the post combination period. Refer to Note 15. Equity Incentive Plans for additional information on the escrowed share arrangement.

The acquisition date fair value of the consideration transferred for Returnly was approximately $286.0 million, which consisted of the following (in thousands):

Cash	$71,484
Fair value of common stock transferred	214,475
Total acquisition date fair value of consideration transferred	$285,959

The acquisition date fair value of the equity interest in Returnly held by Affirm immediately before the acquisition date was $2.1 million, resulting in the recognition of a $1.6 million gain included in other (expense) income, net in the interim condensed consolidated statements of operations and comprehensive loss.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life (in years)
Developed technology	$16,200	3
Merchant relationships	29,200	5
Trade name	500	1
Total intangible assets	$45,900

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

During the year ended June 30, 2021, we incurred transaction costs associated with the acquisition costs in the amount of approximately $1.8 million which are included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

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

	Three Months Ended December 31,	Six Months Ended December 31,
	2020	2020
Revenue	$207,484	$384,085
Net loss	$(30,236)	$(37,943)

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

	Fair Value	Useful Life (in years)
Developed technology	$6,127	3
Merchant relationships	9,505	4
Trade name	1,021	5
Total intangible assets	$16,653

During the year ended June 30, 2021, we incurred transaction costs associated with the acquisition costs in the amount of approximately $2.4 million, which are included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

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

	Three Months Ended December 31,	Six Months Ended December 31,
	2020	2020
Revenue	$208,715	$386,675
Net loss	$(49,720)	$(60,460)

6.   Balance Sheet Components

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, and servicing fees due from third-party loan owners. We evaluate accounts receivable estimated to be uncollectible and provide an allowance, as necessary, for doubtful accounts. This allowance was $8.7 million and $4.1 million as of December 31, 2021 and June 30, 2021, respectively.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the six months ended December 31, 2021 were as follows (in thousands):

Balance as of June 30, 2021	516,515
Additions	31,434
Effect of foreign currency translation	(6,550)
Balance as of December 31, 2021	$541,399

Refer to Note 5. Business Combinations for a description of additions to goodwill during the six months ended December 31, 2021. No impairment losses related to goodwill were recorded during the six months ended December 31, 2021 and 2020.

Intangible assets consisted of the following (in thousands):

	December 31, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$38,510	$(6,244)	$32,266	4.1
Developed technology	39,870	(9,427)	30,443	2.4
Trademarks and domains, useful lives	1,522	(537)	985	3.5
Trademarks and domains, indefinite	2,146	—	2,146	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$82,398	$(16,208)	$66,190

	June 30, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$38,951	$(2,192)	$36,759	4.5
Developed technology	30,176	(2,930)	27,246	2.8
Trademarks and domains	3,769	(194)	3,575	3.3
Other intangibles	350	—	350	Indefinite
Total intangible assets	73,246	(5,316)	67,930

Amortization expense for intangible assets was $5.5 million and $2.2 million for the three months ended December 31, 2021 and 2020, respectively, and $11.0 million and $4.8 million for the six months ended December 31, 2021 and 2020, respectively. No impairment losses related to intangible assets were recorded during the three and six months ended December 31, 2021 and 2020.

The expected future amortization expense of these intangible assets as of December 31, 2021 is as follows (in thousands):

2022 (remaining six months)	$10,857
2023	21,344
2024	19,231
2025	7,252
2026 and thereafter	5,010
Total amortization expense	$63,694

Commercial Agreement Assets

In July 2020, we recognized an asset in connection with a commercial agreement with Shopify Inc. (“Shopify”), in which we granted warrants in exchange for the opportunity to acquire new merchant partners. This asset represents the probable future economic benefit to be realized over the four-year expected benefit period and is valued based on the fair value of the warrants on the grant date. We recognized an asset of $270.6 million associated with the fair value of the warrants, which were fully vested as of December 31, 2021. During the three and six months ended December 31, 2021, we recorded amortization expense related to the commercial agreement asset of

$17.0 million and $34.0 million, respectively, and $17.0 million and $31.3 million for the three and six months ended December 31, 2020, respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

In January 2021, we recognized an asset in connection with a commercial agreement with an enterprise partner, in which we granted stock appreciation rights in exchange for the benefit of acquiring access to the partner's consumers. This asset represents the probable future economic benefit to be realized over the three-year expected benefit period and is valued based on the fair value of the stock appreciation rights on the grant date. We initially recognized an asset of $25.9 million associated with the fair value of the stock appreciation rights. During the three and six months ended December 31, 2021, we recorded amortization expense related to the asset of $2.1 million and $4.0 million respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

In November 2021, we entered into a commercial agreement with Amazon.com Services LLC and Amazon Payments, Inc. ("Amazon") and granted warrants in exchange for certain exclusivity and performance provisions and the benefit of acquiring new users. In connection with the agreements, we recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested upon execution of the agreement. The asset is valued based on the fair value of the warrants on the grant date and represents the probable future economic benefit to be realized over the approximately 3.2 year remaining initial term of the commercial agreement. For the three and six months ended December 31, 2021, we recognized amortization expense of $5.8 million in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense. Refer to Note 14. Redeemable Convertible Preferred Stock and Stockholders’ Equity for further discussion of the warrants.

Other Assets

    Other assets consisted of the following (in thousands):

	December 31, 2021	June 30, 2021
Operating lease right-of-use assets	$55,843	$57,828
Prepaid payroll taxes for stock-based compensation	37,307	111,278
Prepaid expenses	23,864	21,069
Equity securities, at cost	30,172	11,278
Processing reserves	19,685	14,042
Other receivables	17,474	26,423
Other assets	11,518	32,761
Total other assets	$195,863	$274,679

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands)

	December 31, 2021	June 30, 2021
Contingent consideration liability	$253,750	$153,447
Operating lease liability	71,562	74,952
Accrued expenses	54,651	47,674
Commercial agreement liability	12,847	25,357
Other liabilities	43,723	22,147
Total accrued expenses and other liabilities	$436,533	$323,577

Our acquisition of PayBright included consideration transferred and shares held in escrow, contingent upon the achievement of future milestones. We classified the contingent consideration as a liability and will remeasure the liability to its fair value at each reporting date until the contingency is resolved. As of December 31, 2021, the fair value of the contingent consideration liability was $253.8 million. For further details on our fair value methodology with respect to the contingent consideration, see Note 13. Fair Value of Financial Assets and Liabilities.

In January 2021, we recognized a liability in connection with a commercial agreement with an enterprise partner of $25.9 million. During the six months ended December 31, 2021, we settled $12.8 million, or fifty percent, of this liability. The remaining fifty percent will be settled 30 days after the first year anniversary of the final prospectus date of January 12, 2021.

7. Leases

We lease facilities under operating leases with various expiration dates through 2030. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from 180 days to one year. As of December 31, 2021, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to nine years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. The cash collateral and deposits for the letters of credit have been recognized as restricted cash in the interim condensed consolidated balance sheets and totaled $9.6 million and $9.9 million as of December 31, 2021 and June 30, 2021, respectively.

The weighted average remaining lease term as of December 31, 2021 was 5.3 years. The discount rate used in determining the lease liability for each individual lease was derived from a corporate yield curve which corresponded with the remaining lease term as of July 1, 2020 for leases that existed at the adoption of Leases (ASC Topic 842) (“ASC 842”) and as of the lease commencement date for leases subsequently entered into or modified after July 1, 2020.

There was no impairment expense related to leases during the three and six months ended December 31, 2021 and 2020.

Total lease expense incurred for all locations totaled $3.7 million and $7.5 million for the three and six months ended December 31, 2021, respectively, and $4.0 million and $7.8 million for the three and six months ended December 31, 2020, respectively. Total lease expense incurred for short term leases with a term 12 months or less totaled $0.2 million and $0.4 million for the three and six months ended December 31, 2021, respectively, and $0.5 million and $1.0 million for the three and six months ended December 31, 2020, respectively.

We have subleased a portion of our leased facilities. Sublease income totaled $0.9 million and $1.5 million during the three and six months ended December 31, 2021, respectively. There was no sublease income during the three and six months ended December 31, 2020.

Lease term and discount rate information are summarized as follows:

December 31, 2021
Weighted average remaining lease term (in years)	5.3
Weighted average discount rate	4.7%

Maturities of lease liabilities as of December 31, 2021 are as follows (in thousands) for the years ended:

2022 (remaining six months)	$8,020
2023	16,149
2024	16,029
2025	16,132
2026 and thereafter	25,702
Total lease payments	82,032
Less imputed interest	(10,470)
Present value of lease liabilities	$71,562

8.   Commitments and Contingencies

Repurchase Obligation

Under the normal terms of our whole loans sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representation and warranties is identified. Generally, a breach in representation and warranties would occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. The aggregate outstanding balance of loans held by third-party investors or unconsolidated VIEs was $3,746.6 million and $2,453.9 million as of December 31, 2021 and June 30, 2021, respectively, of which we have recorded a repurchase liability of $4.2 million and $2.1 million as of December 31, 2021 and June 30, 2021, respectively, within accrued expenses and other liabilities in our interim condensed consolidated balance sheets.

Legal Proceedings

From time to time, we are subject to legal proceedings and claims in the ordinary course of business. The results of such matters often cannot be predicted with certainty. In accordance with applicable accounting guidance, we establish an accrued liability for legal proceedings and claims when those matters present loss contingencies which are both probable and reasonably estimable. All such liabilities arising from current legal and regulatory matters have been recorded in accrued expenses and other liabilities in our interim condensed consolidated balance sheets and these matters are immaterial, as of December 31, 2021.

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

We are exposed to default risk on both loan receivables purchased from our originating bank partners and loan receivables that are self-originated. The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions. As of December 31, 2021 and June 30, 2021, approximately 12% and 15%, respectively, of loan receivables related to customers residing in the state of California. No other states or provinces exceeded 10%.

Concentrations of Revenue

For the three months ended December 31, 2021 and 2020, approximately 11% and 24%, respectively, and for the six months ended December 31, 2021 and 2020, approximately 10% and 27%, respectively, of total revenue was driven by one merchant.

9.   Transactions with Related Parties

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). Some of our directors, principal officers, and their immediate families have received loans facilitated by us, in accordance with our regular consumer loan offerings. As of December 31, 2021, the outstanding balance and interest earned on such accounts is immaterial.

10.   Debt

Debt encompasses funding debt, convertible senior notes and our revolving credit facility.

Funding Debt

Funding debt and its aggregate future maturities consists of the following (in thousands):

	December 31, 2021	June 30, 2021
2022	$172,320	$104,159
2023	—	460,289
2024	381,622	22,705
2025	—	—
2026 and thereafter	102,694	102,203
Total	$656,636	$689,356
Deferred debt issuance costs	(10,638)	(8,754)
Total funding debt, net of deferred debt issuance costs	$645,998	$680,602

Warehouse Credit Facilities

Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. Each trust entered into a credit agreement and security agreement with a third-party as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are referred to as funding debt and these proceeds from the borrowings can only be used for the purposes of facilitating loan funding and origination, with advance rates ranging from 73% to 88% of the total collateralized balance. These trusts are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm. These revolving facilities mature between fiscal years 2024 and 2029, and subject to covenant compliance, generally permit borrowings up to 12 months prior to the final maturity date of each respective facility. As of December 31, 2021, the aggregate commitment amount of these facilities was $1,975.0 million on a revolving basis, of which $484.3 million was drawn, with $1,490.7 million remaining available. Some of the loans originated or purchased from the originating bank partners are pledged as collateral for borrowings in our facilities. The unpaid principal balance of these loans totaled $557.2 million and $664.1 million as of December 31, 2021 and June 30, 2021, respectively.

Borrowings under these warehouse credit facilities bear interest at an annual benchmark rate of LIBOR or an alternative commercial paper rate (which is either (i) the per annum rate equivalent to the weighted-average of the per annum rates at which all commercial paper notes were issued by certain lenders to fund advances or maintain loans, or (ii) the daily weighted-average of LIBOR, as set forth in the applicable credit agreement), plus a spread ranging from 1.65% to 4.00%. Interest is payable monthly. In addition, these agreements require payment of a monthly unused commitment fee ranging from 0.00% to 0.75% per annum on the undrawn portion available.

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of December 31, 2021, we were in compliance with all applicable covenants in the agreements.

Other Funding Facilities

Prior to our acquisition of PayBright on January 1, 2021, PayBright entered into various credit facilities utilized to finance the origination of loan receivables in Canada. Similar to our warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by PayBright loan receivables pledged to the respective facility as collateral, mature in 2022, and bear interest based on a benchmark rate plus a spread ranging from 1.25% to 4.45%.

As of December 31, 2021, the aggregate commitment amount of these facilities was $412.6 million on a revolving basis, of which $150.6 million was drawn, with $262.0 million remaining available. The unpaid principal balance of loans pledged to these facilities totaled $175.9 million as of December 31, 2021.

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth at the PayBright subsidiary level or the Affirm Holdings level. As of December 31, 2021, we were in compliance with all applicable covenants in the agreements.

Repurchase Agreements

We entered into certain sale and repurchase agreements pursuant to our retained interests in our off balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. The repurchase agreements each have an initial term of three months and subject to mutual agreement by Affirm and the counterparty, we may enter into a repurchase date extension for an additional three month term at market interest rates on such extension date. As of December 31, 2021, the interest rates were 1.10% on the senior pledged securities and 2.65% on the residual certificate pledged securities. We had $21.7 million and $13.9 million in debt outstanding under our repurchase agreements disclosed within funding debt on the interim condensed consolidated balance sheets as of December 31, 2021 and June 30, 2021, respectively. The debt will be amortized through regular principal and interest payments on the pledged securities. The outstanding debt relates to $25.3 million and $16.2 million in pledged securities disclosed within securities available for sale at fair value on the interim condensed consolidated balance sheets as of December 31, 2021 and June 30, 2021, respectively.

Convertible Senior Notes

On November 23, 2021, we issued $1,725 million in aggregate principal amount of 0% convertible senior notes due 2026 (the “2026 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The total net proceeds from this offering, after deducting debt issuance costs, were approximately $1,704 million. The 2026 Notes represent senior unsecured obligations of the

Company. The 2026 Notes do not bear interest except in special circumstances described below, and the principal amount of the 2026 Notes does not accrete. The 2026 Notes mature on November 15, 2026.

Each $1,000 of principal of the 2026 Notes will initially be convertible into 4.6371 shares of our common stock, which is equivalent to an initial conversion price of approximately $215.65 per share, subject to adjustment upon the occurrence of certain specified events set forth in the indenture governing the 2026 Notes (the “Indenture”). Holders of the 2026 Notes may convert their 2026 Notes at their option at any time on or after August 15, 2026 until close of business on the second scheduled trading day immediately preceding the maturity date of November 15, 2026. Further, holders of the 2026 Notes may convert all or any portion of their 2026 Notes at their option prior to the close of business on the business day immediately preceding August 15, 2026, only under the following circumstances:

1) during any calendar quarter commencing after March 31, 2022 (and only during such calendar quarter), if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2026 Notes) per $1,000 principal amount of the 2026 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day;

3) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

4) upon the occurrence of certain specified corporate events.

Upon conversion of the 2026 Notes, the Company will pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at the Company’s election. If we satisfy our conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of our common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value (as set forth in the Indenture) calculated on a proportionate basis for each trading day in a 40 trading day observation period.

No sinking fund is provided for the 2026 Notes. We may not redeem the notes prior to November 20, 2024. We may redeem for cash all or part of the notes on or after November 20, 2024 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid special interest, if any.

If a fundamental change (as defined in the Indenture) occurs prior to the maturity date, holders of the 2026 Notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. In addition, if specific corporate events occur prior to the maturity date of the 2026 Notes, we will be required to increase the conversion rate for holders who elect to convert their 2026 Notes in connection with such corporate events.

The convertible senior notes outstanding as of December 31, 2021 consisted of the following (in thousands):

	Principal Amount	Unamortized Discount and Issuance Cost	Net Carrying Amount
Convertible Senior Notes	$1,725,000	$(20,393)	$1,704,607

The 2026 Notes do not bear interest. In both the three and six months ended December 31, 2021, we recognized $0.4 million, respectively, of interest expense related to the amortization of debt discount and issuance costs in the interim condensed consolidated statement of operations and comprehensive loss within other (expense) income, net. As of December 31, 2021, the remaining life of the 2026 Notes is approximately 59 months.

Revolving Credit Facility

On January 19, 2021, we entered into a revolving credit agreement with a syndicate of commercial banks for a $185.0 million unsecured revolving credit facility. This facility bears interest at a rate equal to, at our option, either (a) a Eurodollar rate determined by reference to adjusted LIBOR for the interest period, plus an applicable margin of 2.50% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by The Wall Street Journal as the U.S. prime rate, and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case, plus an applicable margin of 1.50% per annum. The revolving credit agreement has a final maturity date of January 19, 2024. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.35% per annum on the undrawn balance available. We executed our right to terminate the revolving credit agreement effective December 15, 2021, no early termination penalties were incurred. We had not drawn on the facility and there was no outstanding balance to be repaid. Upon termination, we accelerated $1.2 million of issuance costs which were recorded in other (expense) income, net.

11.   Securitization and Variable Interest Entities

Consolidated VIEs

We consolidate VIEs when we are deemed to be the primary beneficiary.

Warehouse Credit Facilities

We established certain entities, deemed to be VIEs, to enter into warehouse credit facilities for the purpose of purchasing loans from our originating bank partners and funding self-originated loans. Refer to Note 10. Debt for additional information. The creditors of the VIEs have no recourse to the general credit of Affirm and the liabilities of the VIEs can only be settled by the respective VIEs’ assets; however, as the servicer of the loans pledged to our warehouse funding facilities, we have the power to direct the activities that most significantly impact the VIEs' economic performance. In addition, we retain significant economic exposure to the pledged loans and therefore, we are the primary beneficiary.

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

We consolidate securitization VIEs when we are deemed to be the primary beneficiary and therefore have the power to direct the activities that most significantly affect the VIEs’ economic performance and a variable interest that could potentially be significant to the VIE. Through our role as the servicer, we have the power to direct the activities that most significantly affect the VIEs’ economic performance. In evaluating whether we have a variable interest that could potentially be significant to the VIE, we consider our retained interests. We also earn a servicing fee which has a senior distribution priority in the payment waterfall.

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

As of December 31, 2021, we consolidated Affirm Asset Securitization Trust 2020-Z1 (“2020-Z1”), Affirm Asset Securitization Trust 2020-A (“2020-A”), Affirm Asset Securitization Trust 2020-Z2 (“2020-Z2”), Affirm Asset Securitization Trust 2021-A (“2021-A”), and Affirm Asset Securitization Trust 2021-B (“2021-B”). Each securitization trust issued interest-bearing notes and residual certificates to finance the purchase of the loans facilitated by our platform. At the closing of each securitization, we contributed loans, facilitated through our technology platform and purchased from our originating bank partners, with an aggregate outstanding principal balance of $2,024.3 million. The 2020-Z1 and 2020-Z2 securitizations are secured by static pools of loans contributed at closing, whereas the 2020-A, 2021-A, and 2021-B securitization are revolving and we may contribute additional loans from time to time until the end of the revolving period. For the 2020-Z2 securitization, we purchased $27.9 million of loan receivables from our third-party loan buyers which were then contributed to the trust.

For each securitization, the residual certificates represent the right to receive excess cash on the loans each collection period after all fees and required distributions have been made to the note holders on the related payment date. For 2020-Z1, 2020-A, 2021-A and 2021-B, all notes were sold to third-party investors and we retained 100% of the residual certificates issued by the securitization trusts. For 2020-Z2, all notes were sold to third-party investors and we retained 93.3% of the residual certificates issued by the securitization trust, and a third-party investor holds the remaining 6.7% of the residual certificates in 2020-Z2. The residual trust certificates held by third-party investors are measured at fair value, using a discounted cash flow model, and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets. In addition to the retained residual certificates, our continued involvement includes loan servicing responsibilities over the life of the underlying loans.

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs.

	December 31, 2021
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$615,446	$517,151	$98,295
Securitizations	1,610,369	1,578,922	31,447
Total consolidated VIEs	$2,225,815	$2,096,073	$129,742

	June 30, 2021
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$688,197	$614,882	$73,315
Securitizations	1,115,427	1,178,545	(63,118)
Total consolidated VIEs	$1,803,624	$1,793,427	$10,197

Unconsolidated VIEs

As of December 31, 2021, Affirm Asset Securitization Trust 2021-Z1 (“2021-Z1”) and Affirm Asset Securitization Trust 2021-Z2 (“2021-Z2”) were unconsolidated VIEs. We did not retain significant economic exposure through our variable interests and therefore we determined that we are not the primary beneficiary as of December 31, 2021.

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

Upon deconsolidating the 2021-Z1 trust, we recognized a gain of $16.7 million, primarily driven by the gain on sale of the loans sold to the trust at closing.

2021-Z2

On November 10, 2021, the notes under 2021-Z2 securitization were issued as a single class: Class A in the amount of $260.0 million (the “2021-Z2 notes”). The 2021-Z2 notes bear interest at a fixed rate of 1.17% and have a maturity date of November 16, 2026. Principal and interest payments began in January 2022 and are payable monthly.

The 2021-Z2 securitization is secured by a static pool of loans which were contributed at the closing date to the 2021-Z2 trust. The loans contributed at closing were facilitated through our technology platform and purchased from our originating bank partners, with an aggregate outstanding principal balance of $287.5 million. Of the loans sold to the 2021-Z2 trust, we purchased $192.5 million of loan receivables from one of our third-party loan buyers, which were contributed to the trust at closing.

At closing, we retained only a 5% vertical interest in the 2021-Z2 trust via our ownership of 5% par amount of the 2021-Z2 notes and 5% par amount of the residual interests. We were required to retain these interests for compliance with U.S. risk retention rules. The third-party loan contributor received 95% of the residual certificates at closing.

On the closing date of the 2021-Z2 trust, we recognized a gain on sales of loans sold to the trust of $6.1 million, which is included within gain on sales of loans in our interim condensed consolidated statements of operations and comprehensive loss.

The following tables present the aggregate carrying value of financial assets and liabilities for unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary:

	December 31, 2021
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$492,096	$481,979	$10,117	$26,050
Total unconsolidated VIEs	$492,096	$481,979	$10,117	$26,050

	June 30, 2021
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$305,414	$304,567	$847	$16,850
Total unconsolidated VIEs	$305,414	$304,567	$847	$16,850

Assets of unconsolidated VIEs include the carrying value for loans held in the 2021-Z1 and 2021-Z2 trust and cash held in the collection and reserve accounts established for the trust. Liabilities include the outstanding principal balance of the 2021-Z1 and 2021-Z2 notes.

Maximum exposure to losses represents our exposure through our continuing involvement as servicer and through our retained interests. For 2021-Z1 and 2021-Z2, this includes $25.3 million in retained notes and residual certificates disclosed within securities available for sale at fair value in our interim condensed consolidated balance sheets and $0.7 million related to our servicing asset and receivables disclosed within other assets in our interim condensed consolidated balance sheets.

Additionally, we may experience a loss due to future repurchase obligations resulting from breaches in representations and warranties in our securitization and third-party sale agreements. In connection with 2021-Z1 and 2021-Z2, this amount was not material as of December 31, 2021.

Retained Beneficial Interests in Unconsolidated VIEs

The investors of the securitizations have no direct recourse to the assets of Affirm, and the timing and amount of beneficial interest payments is dependent on the performance of the underlying loan assets held within each trust. We have classified our retained beneficial interests in 2021-Z1 and 2021-Z2 as “available for sale” and as such they are disclosed at fair value in our interim condensed consolidated balance sheets.

See Note 12. Investments and Note 13.  Fair Value of Financial Assets and Liabilities for additional information on the fair value sensitivity of the notes receivable and residual certificates. Additionally, as of December 31, 2021, we have pledged the 2021-Z1 and 2021-Z2 retained beneficial interests as collateral in connection with a repurchase agreement as described in Note 10. Debt.

12.   Investments

Marketable Securities

Marketable securities include certain investments classified as cash and cash equivalents and securities available for sale, at fair value, and consist of the following as of each date presented within the condensed consolidated balance sheets (in thousands):

	December 31, 2021	June 30, 2021
Cash and cash equivalents:
Money market funds	$1,462,310	$143,241
Certificates of deposit	7,013	—
Corporate bonds	4,241	—
Commercial paper	175,187	—
Government bonds
Non-US	13,142	—
Restricted cash:
Money market funds	42,659	42,659
Securities, available for sale:
Certificates of deposit	15,205	—
Corporate bonds	194,987	—
Commercial paper	102,446	—
Government bonds
Non-US	57,322	—
US	80,100	—
Securitization notes receivable and certificates (1)	25,319	16,170
Total marketable securities:	$2,179,931	$202,070

(1)These securities have been pledged as collateral in connection with sale and repurchase agreements as discussed within Note 10. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of December 31, 2021 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit (1)	$22,230	$—	$(12)	$—	$22,218
Corporate bonds (1)	199,713	4	(489)	—	199,228
Commercial paper (1)	277,641	8	(17)	—	277,632
Government bonds
Non-US (1)	70,561	—	(97)	—	70,464
US	80,248	—	(148)	—	80,100
Securitization notes receivable and certificates (2)	25,526	—	(155)	(52)	25,319
Total securities available for sale	$675,919	$12	$(918)	$(52)	$674,961

(1)Certificates of deposit, corporate bonds, non-US government bonds and commercial paper include $199.6 million classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)These securities have been pledged as collateral in connection with sale and repurchase agreements as discussed within Note 10. Debt - Funding Debt- Repurchase Agreements.

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

As of December 31, 2021 and June 30, 2021, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of December 31, 2021, is as follows:

	Less than 12 months		Greater than 12 months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$22,218	$(12)	$—	$—	$22,218	$(12)
Corporate bonds	197,281	(489)	—	—	197,281	(489)
Commercial paper	72,948	(17)	—	—	72,948	(17)
Government bonds
Non-US	68,746	(97)	—	—	68,746	(97)
US	80,100	(148)	—	—	80,100	(148)
Securitization notes receivable and certificates	24,615	(155)	—	—	24,615	(155)
Total securities available for sale (1)	$465,908	$(918)	$—	$—	$465,908	$(918)

(1)The number of positions with unrealized losses as of December 31, 2021 totaled 107.

There were no securities available for sale with unrealized losses for which an allowance for credit losses had not been recorded as of June 30, 2021.

The length of time to contractual maturities of securities available for sale as of December 31, 2021, were as follows:

	Less than 1 year		1 year through 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$22,230	$22,218	$—	$—	$22,230	$22,218
Corporate bonds	147,298	147,090	52,415	52,138	199,713	199,228
Commercial paper	277,641	277,632	—	—	277,641	277,632
Government bonds
Non-US	60,316	60,285	10,245	10,179	70,561	70,464
US	63,017	62,929	17,231	17,171	80,248	80,100
Securitization notes receivable and certificates (1)	11,798	11,664	13,728	13,655	25,526	25,319
Total securities available for sale	$582,300	$581,818	$93,619	$93,143	$675,919	$674,961

(1)Based on weighted average life of expected cash flows as of December 31, 2021.

Gross proceeds from matured or redeemed securities for the three and six months ended December 31, 2021 were $584.9 million and $635.6 million, respectively.

There were no portfolio sales or associated realized gains or losses for available for sale securities for the three and six months ended December 31, 2021.

Non-marketable Equity Securities

Non-marketable equity securities which do not have a readily determinable fair value are measured at cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “measurement alternative”).

Unrealized and realized gains and losses on the investment due to impairment or observable price changes in orderly transaction for an identical or similar investment of the same issuer, if any, are recognized in other (expense) income, net on our interim condensed consolidated statements of operations and comprehensive loss and a new carrying value is established for the investment upon such recognition.

Equity investments without a readily determinable fair value held at cost were $30.2 million and $11.3 million as of December 31, 2021 and June 30, 2021, respectively, and are included in other assets within the interim condensed consolidated balance sheets.

There have been no unrealized or realized gains and losses due to observable changes in orderly transactions and we did not record any impairment for the three and six months ended December 31, 2021 or December 31, 2020.

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

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$1,462,310	$—	$—	$1,462,310
Certificate of deposit	—	7,013	—	7,013
Corporate bonds	—	4,241	—	4,241
Commercial paper	—	175,186	—	175,186
Government bonds:
Non-U.S.	—	13,142	—	13,142
Restricted cash:
Money market funds	42,659	—	—	42,659
Securities available for sale:
Certificate of deposit	—	15,205	—	15,205
Corporate bonds	—	194,987	—	194,987
Commercial paper	—	102,446	—	102,446
Government bonds:
Non-U.S.	—	57,322	—	57,322
U.S.	—	80,100	—	80,100
Securitization notes receivable and residual trust certificates	—	—	25,319	25,319
Total securities available for sale	—	450,060	25,319	475,379
Servicing assets	—	—	2,178	2,178
Derivative agreements	—	7,887	—	7,887
Total assets	$1,504,969	$657,529	$27,497	$2,189,995
Liabilities:
Servicing liabilities	$—	$—	$8,626	$8,626
Performance fee liability	—	—	1,530	1,530
Residual trust certificates, held by third-parties	—	—	619	619
Contingent consideration	—	—	253,750	253,750
Profit share liability	—	—	2,052	2,052
Total liabilities	$—	$—	$266,577	$266,577

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$143,241	$—	$—	$143,241
Restricted cash:
Money market funds	42,659	—	—	42,659
Securitization notes receivable and residual trust certificates	—	—	16,170	16,170
Servicing assets	—	—	2,349	2,349
Derivative agreements	—	2,880	—	2,880
Total assets	$185,900	$2,880	$18,519	$207,299
Liabilities:
Servicing liabilities	—	—	3,961	3,961
Performance fee liability	—	—	1,290	1,290
Residual trust certificates, held by third-parties	—	—	914	914
Contingent consideration	—	—	153,447	153,447
Profit share liability	—	—	2,464	2,464
Total liabilities	$—	$—	$162,076	$162,076

There were no transfers between levels during the periods ended December 31, 2021 and June 30, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Securities Available for Sale

As of December 31, 2021, we held marketable securities classified as available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Derivative Instruments (Interest Rate Cap Agreements and Constant Maturity Swaps)

As of December 31, 2021 and June 30, 2021, derivatives instruments included interest rate cap agreements which we entered into to manage interest costs and the risk associated with variable interest rates or in certain instances to offset pricing fluctuations with third-party loan buyers. As of December 31, 2021, derivatives instruments also included a series of constant maturity swaps which were entered into for the purpose of offsetting variable cash flows related to loan sale pricing fluctuations with third-party loan buyers. Neither the interest rate caps or the constant maturity swaps have been designated as hedging instruments.

As of December 31, 2021 and June 30, 2021, each of the interest rate caps and constant maturity swaps are in a net asset position and classified as Level 2 within the fair value hierarchy, based on prices quoted for similar financial instruments in markets that are not active. The fair values are presented gross within other assets and offsetting collateral received by the counterparty is presented as a liability within accrued expenses and other liabilities on the interim condensed consolidated balance sheets. Any changes in the fair value of these financial instruments are reflected in other (expense) income, net, on the interim condensed consolidated statements of operations and comprehensive loss.

Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Unobservable Inputs (Level 3)

We evaluate our financial assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them each reporting period. Since our servicing assets and liabilities, performance fee liability, securitization notes and residual trust certificates, contingent consideration, and profit share liability do not trade in an active market with readily observable prices, we use significant unobservable inputs to measure fair value. This determination requires significant judgments to be made.

Servicing Assets and Liabilities

We sold loans with an unpaid balance of $2,511.9 million and $3,605.0 million for the three and six months ended December 31, 2021, respectively, and $834.9 million and $1,256.5 million for the three and six months ended December 31, 2020, respectively, for which we retained servicing rights.

As of December 31, 2021 and June 30, 2021, we serviced loans which we sold with a remaining unpaid principal balance of $3,746.6 million and $2,453.9 million, respectively.

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

We earned $11.3 million and $20.8 million of servicing income for the three and six months ended December 31, 2021, respectively, and $5.2 million and $9.3 million for the three and six months ended December 31, 2020, respectively.

As of both December 31, 2021 and June 30, 2021, the aggregate fair value of the servicing assets was measured at $2.2 million and $2.3 million, respectively and presented within other assets on the interim condensed consolidated balance sheets. As of December 31, 2021 and June 30, 2021, the aggregate fair value of the servicing liabilities was measured at $8.6 million and $4.0 million, respectively, and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Servicing Assets
	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Fair value at beginning of period	$2,287	$1,453	$2,349	$2,132
Initial transfers of financial assets	645	1,280	1,114	1,530
Subsequent changes in fair value	(754)	(810)	(1,285)	(1,739)
Fair value at end of period	$2,178	$1,923	$2,178	$1,923

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Servicing Liabilities
	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Fair value at beginning of period	$3,610	$1,521	$3,961	$1,540
Initial transfers of financial assets	6,749	2,207	8,724	3,213
Subsequent changes in fair value	(1,733)	(902)	(4,059)	(1,927)
Fair value at end of period	$8,626	$2,826	$8,626	$2,826

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of December 31, 2021:

	Unobservable Input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.86%	0.93%	0.88%
	Net default rate	0.79%	2.32%	1.04%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.60%	1.76%	1.31%
	Net default rate	1.39%	24.22%	10.52%

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

(1)Estimated cost of servicing a loan as a percentage of unpaid principal balance

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	December 31, 2021	June 30, 2021
Servicing assets
Net default rate assumption:
Net default rate increase of 25%	$(11)	$(7)
Net default rate increase of 50%	$(21)	$(15)
Adequate compensation assumption:
Adequate compensation increase of 25%	$(2,296)	$(2,006)
Adequate compensation increase of 50%	$(4,592)	$(4,011)
Discount rate assumption:
Discount rate increase of 25%	$23	$(4)
Discount rate increase of 50%	$37	$(1)
Servicing liabilities
Net default rate assumption:
Net default rate increase of 25%	$(65)	$(40)
Net default rate increase of 50%	$(174)	$(61)
Adequate compensation assumption:
Adequate compensation increase of 25%	$6,376	$3,060
Adequate compensation increase of 50%	$12,756	$6,119
Discount rate assumption:
Discount rate increase of 25%	$(285)	$(137)
Discount rate increase of 50%	$(547)	$(263)

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

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Performance Fee Liability
	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
Fair value at beginning of period	$1,335	$1,010	$1,290	$875
Purchases of loans	503	375	833	721
Subsequent changes in fair value	(308)	(180)	(593)	(391)
Fair value at end of period	$1,530	$1,205	$1,530	$1,205

Significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability are the discount rate, refund rate, and default rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of December 31, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.78%	2.89%	2.15%

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

The following table summarizes the activity related to the fair value of the residual trust certificates held by third-parties (in thousands):

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Fair value at beginning of period	$745	$914
Repayments	(148)	(403)
Subsequent changes in fair value	22	108
Fair value at end of period	$619	$619

Significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties as of December 31, 2021:

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

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the securitization residual certificates held by third-party investor(s) given hypothetical changes in significant unobservable inputs (in thousands):

December 31, 2021
Discount rate assumption:
Discount rate increase of 25%	$(12)
Discount rate increase of 50%	$(23)
Loss rate assumption:
Loss rate increase of 25%	$(16)
Loss rate increase of 50%	$(32)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$(9)
Prepayment rate decrease of 50%	$(5)

Retained Beneficial Interests in Unconsolidated VIEs

As of December 31, 2021, the Company held notes receivable and residual trust certificates with an aggregate fair value of $25.3 million in connection with the 2021-Z1 and 2021-Z2 securitizations, which are both unconsolidated securitizations. The balances correspond to the 5% economic risk retention the Company is required to maintain as the securitization sponsor. Refer to Note 11. Securitization and Variable Interest Entities for a further description of the 2021-Z1 and 2021-Z2 securitization trusts.

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

The following table summarizes the activity related to the fair value of the residual trust certificates during the three and six months ended December 31, 2021 (in thousands):

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Fair value at beginning of period	$13,744	$16,170
Additions	13,695	13,695
Cash received (due to payments or sales)	(2,080)	(4,384)
Change in unrealized gain (loss)	(73)	(184)
Accrued interest	84	70
Reversal of (impairment on) securities available for sale	(51)	(48)
Fair value at end of period	$25,319	$25,319

Significant unobservable inputs used for our Level 3 fair value measurement of the notes and residual trust certificates are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates as of December 31, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	1.28%	20.25%	1.96%
Loss rate	0.61%	1.55%	0.84%
Prepayment rate	5.25%	12.00%	11.31%

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the securitization residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

December 31, 2021
Discount rate assumption:
Discount rate increase of 25%	$(131)
Discount rate increase of 50%	$(259)
Loss rate assumption:
Loss rate increase of 25%	$(48)
Loss rate increase of 50%	$(97)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$(56)
Prepayment rate decrease of 50%	$(27)

Contingent Consideration

Our acquisition of PayBright included consideration transferred and shares held in escrow, contingent upon the achievement of future milestones. We classified the contingent consideration as a liability. The acquisition date fair value of the contingent consideration liability was estimated using a Monte Carlo simulation in which the fair value is equal to the estimated number of shares to be released from escrow, which are determined based on simulated revenue, multiplied by the simulated share price, discounted at the risk-free rate. The liability is remeasured to its fair value at each reporting date, utilizing a Monte Carlo simulation for periods in which actual revenues are unknown, until the contingency is resolved. The change in fair value of the contingent consideration at each reporting date is recognized as a component of other (expense) income, net in the interim condensed consolidated statements of operations and comprehensive loss for the respective period.

The following table summarizes the activity related to the fair value of the PayBright contingent consideration during the three and six months ended December 31, 2021 (in thousands):

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Fair value at beginning of period	$290,719	$153,447
Subsequent changes in fair value	(34,026)	107,567
Effect of foreign currency translation	(2,943)	(7,264)
Fair value at end of period	$253,750	$253,750

Significant unobservable inputs used for our Level 3 fair value measurement of the PayBright contingent consideration are the discount rate, equity volatility, and revenue volatility. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the contingent consideration as of December 31, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	13.00%	13.00%	13.00%
Equity volatility	19.00%	90.00%	68.00%
Revenue volatility	12.00%	105.00%	31.00%

The Kite acquisition included $9.0 million of cash held in escrow, the release of which is determined based on employee retention. The acquisition date fair value of the contingent consideration was estimated using a probability-weighted approach in which the likelihoods of potential employee retention outcomes were applied to the respective payout amounts and discounted to present value. The contingent consideration asset will be remeasured to fair value at each reporting date based on the remaining amount held in escrow, passage of time, and any changes in expectations regarding employee retention outcomes until the contingency is resolved. The change in fair value of the contingent consideration asset at each reporting date is recognized as a component of other (expense) income, net in the interim condensed consolidated statements of operations and comprehensive loss for the respective period. For the three and six months ended December 31, 2021, the change in fair value of the contingent consideration asset related to the Kite acquisition was not material.

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

The following table summarizes the activity related to the fair value of the profit share liability during the three and six months ended December 31, 2021 (in thousands):

	Three Months Ended December 31, 2021	Six Months Ended December 31, 2021
Fair value at beginning of period	$1,400	$2,464
Facilitation of loans	2,534	3,574
Actual performance	(1,011)	(1,011)
Subsequent changes in fair value	(871)	(2,975)
Fair value at end of period	$2,052	$2,052

Significant unobservable inputs used for our Level 3 fair value measurement of the profit share liability are the discount rate and estimated program profitability. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of December 31, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	30.00%	30.00%	30.00%
Program profitability	1.29%	3.55%	1.31%

Financial Assets and Liabilities Not Recorded at Fair Value

The following table presents the fair value hierarchy for financial assets and liabilities not recorded at fair value as of December 31, 2021 (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	27,394	—	27,394	—	27,394
Loans held for investment, net	2,267,230	—	—	2,206,786	2,206,786
Accounts receivable, net	134,571	—	134,571	—	134,571
Other assets	96,994	—	96,994	—	96,994
Total assets	$2,526,189	$—	$258,959	$2,206,786	$2,465,745
Liabilities:
Accounts payable	$45,589	$—	$45,589	$—	$45,589
Payable to third-party loan owners	71,515	—	71,515	—	71,515
Accrued interest payable	2,621	—	2,621	—	2,621
Accrued expenses and other liabilities	169,956	—	165,732	4,224	169,956
Convertible senior notes, net (1)	1,704,607	—	1,569,895	—	1,569,895
Notes issued by securitization trusts	1,577,264	—	—	1,576,600	1,576,600
Funding debt	656,636	—	—	656,641	656,641
Total liabilities	$4,228,188	$—	$1,855,352	$2,237,465	$4,092,817

(1)The estimated fair value of the Convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the Notes in an over-the-counter market on the last business day of the period.

The following table presents the fair value hierarchy for financial assets and liabilities not recorded at fair value as of June 30, 2021 (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	13,030	—	13,030	—	13,030
Loans held for investment, net	1,904,560	—	—	1,883,364	1,883,364
Accounts receivable, net	91,575	—	91,575	—	91,575
Other assets	171,250	—	171,250	—	171,250
Total assets	$2,180,415	$—	$275,855	$1,883,364	$2,159,219
Liabilities:
Accounts payable	$57,758	$—	$57,758	$—	$57,758
Payable to third-party loan owners	50,079	—	50,079	—	50,079
Accrued interest payable	2,751	—	2,751	—	2,751
Accrued expenses and other liabilities	161,502	—	159,387	2,115	161,502
Notes issued by securitization trusts	1,176,673	—	—	1,184,663	1,184,663
Funding debt	689,356	—	—	689,356	689,356
Total liabilities	$2,138,119	$—	$269,975	$1,876,134	$2,146,109

14.   Redeemable Convertible Preferred Stock and Stockholders’ Equity

Redeemable Convertible Preferred Stock

In September 2020, we issued 21,836,687 shares of Series G redeemable convertible preferred stock at $19.93 per share for an aggregate purchase amount of $434.9 million. These shares had a liquidation preference of $435.1 million. As part of this equity financing round, the convertible notes converted into 4,444,321 shares of Series G-1 redeemable convertible preferred stock. These shares had a liquidation preference of $75.3 million prior to conversion.

On January 12, 2021, prior to our initial public offering, all outstanding shares of redeemable convertible preferred stock were converted into shares of our common stock on a one-to-one basis and their carrying value of $1,327.3 million was reclassified into stockholders' deficit. Following this conversion, we amended and restated our certificate of incorporation to effect a reclassification of each share of our outstanding common stock into ½ share of Class A common stock and ½ share of Class B common stock, with cash paid for fractional shares. As of December 31, 2021 and June 30, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

Common Stock

The Company had shares of common stock reserved for issuance as follows:

	December 31, 2021	June 30, 2021
Available outstanding under stock option plan	44,708,748	58,417,514
Available for future grant under stock option plan	43,607,734	29,793,755
Total	88,316,482	88,211,269

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

In November 2021, we granted warrants to purchase 22,000,000 shares of common stock in connection with a commercial agreement with Amazon. 7,000,000 of the warrant shares have an exercise price of $0.01 per share and a term of 3.5 years, while the remaining 15,000,000 warrant shares have an exercise price of $100 per share and a term of 7.5 years. We valued the warrants at the grant date using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero; years to maturity of 3.5 and 7.5 years, respectively; volatility of 45%; and a risk-free rate of 0.93% and 1.47%, respectively. In connection with the portion of these warrants that were fully vested upon execution, we recognized a commercial agreement asset of $133.5 million as of December 31, 2021. Refer to Note 6. Balance Sheet Components for more information on the asset and related amortization during the period. The remaining grant-date fair value of the warrants will be recognized within our condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions. During the three and six months ended December 31, 2021, a total of $70.6 million was recognized within sales and marketing expense, which included $5.8 million in amortization expense of the commercial agreement asset and $64.9 million in expense based upon the grant-date fair value for the warrant shares that vested during the period.

15.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and restricted stock units (“RSUs”) to employees, officers, directors, and consultants. As of December 31, 2021, the maximum number of shares of common stock which may be issued under the Plan is 118,374,202 Class A shares. As of December 31, 2021 and June 30, 2021, there were 43,607,734 and 29,793,755 shares of Class A common stock, respectively, available for future grants under the Plan.

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

The following table summarizes our stock option activity for the six months ended December 31, 2021:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance, June 30, 2021	31,662,750	$10.42	6.30
Granted	—	—
Exercised	(11,789,663)	5.00
Forfeited, expired or cancelled	(1,021,152)	23.83
Balance, December 31, 2021	18,851,935	13.09	6.93
Vested and exercisable, December 31, 2021	11,128,720	$5.30	6.16	$1,051,026
Vested and exercisable, and expected to vest thereafter(1) December 31, 2021	18,313,310	$10.70	6.87	$1,610,832

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

When an employee exercises stock options, we collect and remit taxes on the employee’s behalf to applicable taxing authorities. As of December 31, 2021 and June 30, 2021, the balance of equity exercise taxes payable was $1.3 million and $23.7 million, respectively, which is included in accounts payable on the interim condensed consolidated balance sheets.

Stock Options with Early Exercise Rights

In accordance with the Plan, we allow for early exercise of stock options while retaining the right to repurchase any unvested options upon termination at the original exercise price. The proceeds received from early exercise of stock options has been recorded within accrued expenses and other liabilities on the interim condensed consolidated balance sheets. As of December 31, 2021, the early exercise liability totaled $0.4 million.

Value Creation Award

In November 2020, in connection with an overall review of the compensation of Max Levchin, our Chief Executive Officer, in advance of the IPO, and taking into account Mr. Levchin’s leadership since the inception of the Company, the comparatively modest level of cash compensation he had received from the Company during his many years of service, and that he did not hold any unvested equity awards, the Company's Board of Directors approved a long-term, multi-year performance-based stock option grant providing Mr. Levchin with the opportunity to earn the right to purchase up to 12,500,000 shares of the Company's Class A common stock (the “Value Creation Award”). We recognize stock-based compensation on these awards using an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. During the three and six months ended December 31, 2021, we incurred stock-based compensation expense of $42.3 million and $85 million, respectively, associated with the Value Creation Award as a component of general and administrative expense within the interim condensed consolidated statements of operations and comprehensive loss.

As of December 31, 2021, unrecognized compensation expense related to the Value Creation Award was approximately $263.6 million. The period over which such compensation expense will be recognized is approximately four years.

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

During the six months ended December 31, 2021, we awarded 2,835,938 RSUs to certain employees under the Plan.

The following table summarizes our RSU activity during the six months ended December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2021	14,242,111	$37.93
Granted	2,835,938	96.29
Vested	(2,657,905)	26.89
Forfeited, expired or cancelled	(1,074,592)	38.24
Non-vested at December 31, 2021	13,345,552	$48.82

As of December 31, 2021, unrecognized compensation expense related to unvested RSUs was approximately $517.2 million. The weighted-average period over which such compensation expense will be recognized is approximately three years.

2020 Employee Stock Purchase Plan

On November 18, 2020, our Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (ESPP). A total of 9.1 million shares of Class A common stock were reserved and available for issuance under the ESPP as of December 31, 2021. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year, with the first offering period beginning December 1, 2021. At the end of each offering period, ESPP participants may purchase shares of our Class A common stock at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP. We record stock-based compensation expense on a straight-line basis over the six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
General and administrative	$61,947	$3,097	$129,689	$6,301
Technology and data analytics	21,427	2,556	41,494	4,769
Sales and marketing	4,633	581	9,657	1,341
Processing and servicing	530	287	886	313
Total stock-based compensation in operating expenses	88,537	6,521	181,726	12,724
Capitalized into property, equipment and software, net	13,383	253	25,073	1,225
Total stock-based compensation expense	$101,920	$6,774	$206,799	$13,949

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

16.   Income Taxes

For the three and six months ended December 31, 2021, we recorded income tax expense of $0.3 million and $0.4 million, respectively, which was primarily attributable to various U.S state and foreign income taxes and the tax amortization of certain intangibles. For three and six months ended December 31, 2020, we recorded income tax expense of $0.1 million and $0.2 million, respectively, which was primarily attributable to the effects of foreign income taxes on our Canadian subsidiary and various U.S state income taxes.

As of December 31, 2021, we continue to recognize a full valuation allowance against our U.S. federal and state as well as the majority of our foreign net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company for the prior three fiscal years. The presence of a three-year cumulative loss limits the ability to consider other subjective evidence, such as our expectations of future taxable income and projections for growth.

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

The following table presents basic and diluted net loss per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Three Months Ended December 31, 2021		Six Months Ended December 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Basic
Net Loss	$(121,609)	$(38,126)	$(332,251)	$(134,099)
Net Loss Attributable to Common Stockholders	$(121,609)	$(38,126)	$(332,251)	$(134,099)
Diluted
Net Loss	$(121,609)	$(38,126)	$(332,251)	$(134,099)
Net Loss Attributable to Common Stockholders	$(121,609)	$(38,126)	$(332,251)	$(134,099)
Denominator:
Basic
Weighted average shares outstanding, basic	214,335,757	67,198,131	194,918,082	78,670,012
Total-basic	214,335,757	67,198,131	194,918,082	78,670,012
Diluted
Weighted average common shares outstanding, diluted	214,335,757	67,198,131	194,918,082	78,670,012
Total-diluted	214,335,757	67,198,131	194,918,082	78,670,012
Net loss per share attributable to common stockholders:
Basic	$(0.57)	$(0.57)	$(1.70)	$(1.70)
Diluted	$(0.57)	$(0.57)	$(1.70)	$(1.70)

The following table presents basic and diluted net loss per share attributable to common stockholders for common stock (in thousands, except share and per share data):

	Three Months Ended December 31, 2020	Six Months Ended December 31, 2020
Numerator:
Basic
Net Loss	$(26,610)	$(30,556)
Net Loss Attributable to Common Stockholders	$(26,610)	$(30,556)
Diluted
Net Loss	$(26,610)	$(30,556)
Gain on conversion of convertible debt	—	(30,106)
Interest on convertible debt prior to conversion	—	398
Amortization of debt discount prior to conversion	—	1,792
Net Loss Attributable to Common Stockholders	$(26,610)	$(58,472)
Denominator:
Basic
Weighted average shares outstanding, basic	70,801,521	67,795,598
Total-basic	70,801,521	67,795,598
Diluted
Weighted average common shares outstanding, diluted	70,801,521	67,795,598
Weighted average common shares attributable to convertible debt prior to conversion	—	1,739,082
Total-diluted	70,801,521	69,534,680
Net loss per share attributable to common stockholders:
Basic	$(0.38)	$(0.45)
Diluted	$(0.38)	$(0.84)

The following common stock equivalents, presented based on amounts outstanding, were excluded from the calculation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of December 31,
	2021	2020
Stock options, including early exercise of options	18,851,935	36,108,658
Restricted stock units	13,345,552	13,500,657
Common stock warrants	6,075,005	706,065
Employee stock purchase plan shares	123,093	—
Redeemable convertible preferred stock	—	148,396,979
Total	38,395,585	198,712,359

18.   Segments and Geographical Information

We conduct our operations through a single operating segment and, therefore, one reportable segment.

Revenue

Revenue by geography is based on the billing addresses of the borrower or the location of the merchant’s national headquarters. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
United States	$350,486	$205,943	$612,089	$378,185
Canada	10,525	(1,902)	18,307	(166)
Total	$361,011	$204,041	$630,396	$378,019

Long-Lived Assets

The following table sets forth our long-lived assets, consisting of property, equipment and software, net and operating lease right-of-use assets, by geographic area (in thousands):

	December 31, 2021	June 30, 2021
United States	$166,533	$118,076
Canada	2,883	2,251
Total	$169,416	$120,327

19.   Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2021, through the date of the interim condensed consolidated financial statements were filed with the SEC. There were no significant subsequent events identified other than the matters described below.
Revolving Credit Facility
On February 4, 2022, we entered into a revolving credit agreement with a syndicate of commercial banks for a $165.0 million unsecured revolving credit facility, maturing on February 4, 2025. This facility bears interest at a rate equal to, at our option, either (a) a Secured Overnight Financing Rate (“SOFR”) rate determined by reference to the forward-looking term SOFR rate for the interest period, plus an applicable margin of 1.85% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the U.S. prime rate and (iii) the one-month forward-looking term SOFR rate plus 1.0% per annum, in each case, plus an applicable margin of 0.85% per annum. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.20% per annum on the undrawn balance available. There are no borrowings outstanding under the facility.

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
Our point-of-sale solutions allow consumers to pay for purchases in fixed amounts without deferred interest, hidden fees, or penalties. We empower consumers to pay over time rather than paying for a purchase entirely upfront. This increases consumers’ purchasing power and gives them more control and flexibility. Our platform facilitates both true 0% APR payment options and interest-bearing loans. On the merchant side, we offer commerce enablement, demand generation, and customer acquisition tools. Our solutions empower merchants to more efficiently promote and sell their products, optimize their customer acquisition strategies, and drive incremental sales. We also provide valuable product-level data and insights — information that merchants cannot easily get elsewhere — to better inform their strategies. Finally, our consumer app unlocks the full suite of Affirm products for a delightful end-to-end consumer experience. Consumers can use our app to manage payments, open a high-yield savings account, and access a personalized marketplace.
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
We have achieved significant growth in recent periods. Our total revenue, net was approximately $361.0 million and $630.4 million for the three and six months ended December 31, 2021, respectively, and $204.0 million and $378.0 million for the three and six months ended December 31, 2020, respectively. We incurred net losses of $159.7 million and $466.4 million for the three and six months ended December 31, 2021, respectively, and $26.6 million and $30.6 million for the three and six months ended December 31, 2020, respectively.
The combination of our differentiated product offering, efficient go-to-market strategy, and strong monetization engine has resulted in fast growth.
•Rapid GMV growth.  We grew our Gross Merchandise Volume (“GMV”) by approximately 115% period-over-period to $4.5 billion during the three months ended December 31, 2021 from $2.1 billion during the three months ended December 31, 2020. During the six months ended December 31, 2021, GMV was $7.2 billion, which represented 102% growth over the six months ended December 31, 2020.
•Increased consumer engagement.  The number of active consumers on our platform grew by 6.7 million consumers from December 31, 2020 to December 31, 2021, an increase of 150%, to a total of 11.2 million.
•Expanded merchant network.  We have also continued to scale the breadth and reach of our platform. From December 31, 2020 to December 31, 2021, our merchant base expanded by 2,030% to 168,030 active merchants due primarily to continued expansion to merchants related to the Shopify partnership.
Our business is designed to scale efficiently. Our partnerships with banks and other funding relationships have allowed us to remain equity capital efficient. Since July 1, 2016, we have processed approximately $24.7 billion of GMV on our platform. As of December 31, 2021, we had over $8.8 billion in funding capacity from a diverse set of capital partners, including through our warehouse facilities, securitization trusts, and forward flow arrangements, an increase of $2.3 billion from $6.5 billion as of June 30, 2021.
Through the diversity of these funding relationships, the equity capital required to build our total platform portfolio has remained stable at approximately 4% of the total platform portfolio from June 30, 2021 to December 31, 2021. This metric measures the equity intensity of our business or the amount of capital used in relation to the scale of our enterprise. We define our total platform portfolio as the unpaid principal balance outstanding of all loans facilitated through our platform as of the balance sheet date, including both those loans held for investment and those loans owned by third-parties. This amount totaled $6.3 billion and $4.7 billion as of December 31, 2021 and June 30, 2021, respectively. Additionally, we define the equity capital required as the balance of loans held for investment plus loans held for sale less funding debt and notes issued by securitization trusts, per our interim condensed consolidated balance sheet. This amount totaled $229.7 million and $178.1 million as of December 31, 2021 and June 30, 2021, respectively. Equity capital required as a percent of the last twelve months’ GMV was 2% as of both December 31, 2021 and June 30, 2021.
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

Our Financial Model

Our Revenue Model
From merchants, we earn a fee when we help them convert a sale and facilitate a transaction. While merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering, we generally earn larger merchant fees on 0% APR financing products. For both the three and six months ended December 31, 2021, 0% APR financing represented 44% of total GMV facilitated through our platform. For both the three and six months ended December 31, 2020, 0% APR financing represented 46% of total GMV facilitated through our platform.
From consumers, we earn interest income on the simple interest loans that we originate or purchase from our originating bank partners. Interest rates charged to our consumers vary depending on the transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. Because our consumers are never charged deferred or compounding interest, late fees, or penalties on the loans, we are not incentivized to profit from our consumers’ hardships. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from our originating bank partners or the origination of a loan.
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
A substantial majority of the loans facilitated through our platform are originated through our originating bank partners: Cross River Bank, an FDIC-insured New Jersey state-chartered bank, and Celtic Bank, an FDIC-insured Utah state-chartered industrial bank. These partnerships allow us to benefit from our partners’ ability to originate loans under their banking licenses while complying with various federal, state, and other laws. Under this arrangement, we must comply with our originating bank partners' credit policies and underwriting procedures, and our originating bank partners maintain ultimate authority to decide whether to originate a loan or not. When an originating bank partner originates a loan, it funds the loan through its own funding sources and may subsequently offer and sell the loan to us. Pursuant to our agreements with these partners, we are obligated to purchase the loans facilitated through our platform that our partner offers us and our obligation is secured by cash deposits. To date, we have purchased all of the loans facilitated through our platform and originated by our originating bank partners. When we purchase a loan from an originating bank partner, the purchase price is equal to the outstanding principal balance of the loan, plus a fee and any accrued interest. The originating bank partner also retains an interest in the loans purchased by us through a loan performance fee that is payable by us on the aggregate principal amount of a loan that is paid by a consumer. See Note 13. Fair Value of Financial Assets and Liabilities for more information on the performance fee liability.
We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada and across various states in the U.S. through our consolidated subsidiaries. For the three and six months ended December 31, 2021, we originated approximately $293.4 million and $429.7 million of loans in Canada, respectively, compared to approximately $61.3 million for both the three and six months ended December 31, 2020. For the three and six months ended December 31, 2021, we directly originated $728.3 million and $1,114.6 million of loans in the U.S. pursuant to our state licenses, compared to approximately $72.6 million for both the three and six months ended December 31, 2020. For the three and six months ended December 31, 2021, we self-originated 23% and 22% of total loans through our state and other licenses, respectively, compared to 6% and 4% for the three and six months ended December 31, 2020, respectively.

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Gross Merchandise Volume (GMV)	$4,457,574	$2,075,112	$7,170,513	$3,551,041
GMV
We measure gross merchandise volume to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us. However, the GMV processed through our platform is an indicator of the success of our merchants and the strength of our platform. For the three months ended December 31, 2021, GMV was $4.5 billion, which represented an increase of approximately 115% as compared to $2.1 billion for the three months ended December 31, 2020. For the six months ended December 31, 2021, GMV was $7.2 billion, which represents an increase of approximately 102% as compared to $3.6 billion for the six months ended December 31, 2020.

	December 31, 2021	June 30, 2021	December 31, 2020
	(in thousands, except per consumer data)
Active Consumers	11,231	7,121	4,493
Transactions per Active Consumer (x)	2.5	2.3	2.2
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who engages in at least one transaction on our platform during the 12 months prior to the measurement date. As of December 31, 2021, we had 11.2 million active consumers, representing an increase of approximately 58% compared to 7.1 million at June 30, 2021, and approximately 150% compared to 4.5 million at December 31, 2020.

Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date. As of December 31, 2021, we had approximately 2.5 transactions per active consumer, an increase of 11% compared to June 30, 2021, and approximately 15% compared to December 31, 2020. Transactions per active consumer includes incremental transactions completed by active consumers on the PayBright and Returnly platforms during the twelve months prior to the measurement date and prior to the acquisitions of PayBright and Returnly by Affirm.
Factors Affecting Our Performance
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. The percentage of equity capital required to fund our total platform portfolio has remained relatively flat at approximately 4% from June 30, 2021 to December 31, 2021. The mix of on-balance sheet and off-balance sheet funding is a function of both how we choose to allocate loan volume and the available supply of capital, both of which may also impact our results in any given period.
Mix of Business on Our Platform
The mix of products that our merchants offer and our consumers purchase in any period affects our operating results. In addition, shifts in volume among merchants in any period also affects our operating results. These mix impacts affect GMV, revenue, our financial results, and our key operating metric performance for that period. Differences in product mix relate to different loan durations, APR mix, and varying proportion of 0% APR versus interest-bearing financings. Differences in merchant mix relate to the variations in the product and economic terms of the commercial agreements among our merchants. For example, our low average order value (“AOV”) products generally benefit from shorter duration, but also have lower revenue as a percentage of GMV when compared to high AOV products. Merchant mix shifts are driven in part by the products offered by the merchant, the economic terms negotiated with the merchant, merchant-side activity relating to the marketing of their products, whether the merchant is fully integrated within our network, and general economic conditions affecting consumer demand. Our revenue as a percentage of GMV in any given period varies across products. As such, as we continue to expand our network to include more merchants, revenue as a percentage of GMV will vary. In addition, our commercial agreement with Shopify to offer Shop Pay Installments powered by Affirm and our recent Split Pay offering, a short-term payment plan with 0% APR, will continue to increase the mix of our shorter duration, low AOV products. Differences in the mix of high versus low AOV will also impact our results. For example, we expect that transactions per active consumer may increase while revenue as a percentage of GMV may decline in the medium term to the extent that a greater portion of our GMV comes from Split Pay and other low-AOV offerings.
Sales and Marketing Investment
We rely on the strength of our merchant relationships and positive user experience to develop our consumer brand and grow the ubiquity of our platform. During the three and six months ended December 31, 2021, we increased our investment in sales and marketing channels that we believe will drive further brand awareness and preference among both consumers and merchants. Given the nature of our revenue, our investment in sales and marketing in a given period may not impact results until subsequent periods. Additionally, given the increasingly competitive nature of merchant acquisition, we expect that we may make significant investments in retaining and acquiring new merchants. We are focused on the effectiveness of sales and marketing spending and will continue to be strategic in maintaining efficient consumer and merchant acquisition.
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
Impact of COVID-19

The COVID-19 pandemic has had, and continues to have, a significant impact on the U.S. economy and the markets in which we operate. Our positive performance during this period demonstrates the value and effectiveness of our platform, the resiliency of our business model, and the capabilities of our risk management and underwriting approach. As we enter a new phase of the pandemic, our focus will turn to both changing macro-economic conditions and individual consumer spending habits. As we observe new behavior, we will rely on our flexible and robust risk infrastructure to make appropriate decisions for our business.
Diversified Mix of Merchant Partners
We have a diversified set of merchant partners across industries, which allows us to capitalize on industry tailwinds and changing consumer spending behavior, economic conditions, and other factors that may affect a particular type of merchant or industry. For example, following the onset of the COVID-19 pandemic, our revenue from merchant partners in the travel, hospitality, and entertainment industries declined significantly, but we saw a significant increase in revenue from merchant partners offering home fitness equipment, home office products, and home furnishings. As we move past the period of extended lock-downs due to COVID-19, we have observed strong changes in consumer preferences. Industries impacted by the lock-down such as travel and hospitality have seen a strong resurgence and have either replaced or offset the spending decreases we experienced in the aforementioned categories.
Dynamic Changes to Risk Model
As part of our risk mitigation platform, we closely track data and trends to measure risk and manage exposure, leveraging our flexibility to quickly adjust and adapt. In response to the macroeconomic impact of the COVID-19 pandemic, we initiated a series of refinements to our risk model based on our real-time data observations and analysis. We were able to respond, implement, and test the updates to our model quickly due to the adaptability of our infrastructure, underwriting, and risk management models. This resulted in continued decreases across both charge-offs and delinquencies. As macroeconomic conditions improved, the embedded flexibility of the model allowed our risk tolerances to return closer to pre-pandemic levels while still maintaining low losses. Our proprietary risk model was not designed to take into account the longer-term impacts of social, economic, and financial disruptions caused by the COVID-19 pandemic, and while we continue to make refinements to our risk model as new information becomes available to us, any changes to our risk model may be ineffective and the performance of our risk model may decline.
Resilient Allowance Model
At the onset of the COVID-19 pandemic in March 2020, we factored in updated loss multiples using macroeconomic data to reflect stressed expected loss scenarios emerging from forecasted delinquencies and defaults. This stressing of the model resulted in an increase of the allowance for credit losses as a percentage of loans held for investment to a high of 14.8% as of March 31, 2020. In the months subsequent to this and during fiscal year 2021, we saw stronger than expected repayment history in the portfolio and increased credit quality of loans held on our balance sheet from credit tightening, resulting in a release of the allowance over time. As the economic reopening and recovery continues, we believe our allowance model is well equipped to forecast expected loss scenarios resulting from both the shifting product mix of loans on our balance sheet as well as a return to pre-pandemic credit levels over time. The allowance for credit losses as a percentage of loans held for investment increased from 5.8% as of June 30, 2021 to 6.5% as of December 31, 2021 due to a shift in the composition of loans retained on balance sheet. Should macroeconomic factors or expected losses change, we may increase or decrease the allowance for credit losses.
Components of Results of Operations

Revenue
Merchant Network Revenue
Merchant partners are charged a fee on each transaction processed through the Affirm platform. The fees vary depending on the individual arrangement between us and each merchant and on the terms of the product offering. The fee is recognized at the point in time the terms of the executed merchant agreement have been fulfilled and the merchant successfully confirms the transaction. We may originate certain loans via our wholly-owned subsidiaries, with zero or below market interest rates. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, resulting in a loss, which we record as a reduction to merchant network revenue. In order to continue to expand our consumer base, we may originate loans under certain merchant arrangements that we do not expect to achieve positive revenue. In these instances, the loss is recorded as sales and marketing expense. During the three and six months ended December 31, 2020, we generated 49% and 51% of our revenue from merchant network fees, respectively. During both the three and six months ended December 31, 2021, we generated 35% of our revenue from merchant network fees.
Virtual Card Network Revenue
A smaller portion of our revenue comes from our Virtual Card product. We have an agreement with an issuer processor to facilitate transactions through the issuance of virtual debit cards to be used by consumers at checkout. Consumers can apply for a virtual debit card through the Affirm app and, upon approval, receive a single-use virtual debit card to be used for their purchase online or offline at a non-integrated merchant. The virtual debit card is funded at the time a transaction is authorized using cash held by the issuer processor in a reserve fund, which is ultimately funded and maintained by us. Our originating bank partner then originates a loan to the consumer once the transaction is confirmed by the merchant. The non-integrated merchants are charged interchange fees by the issuer processor for virtual debit card transactions, as with all debit card purchases, and the issuer processor shares a portion of this revenue with us. We also leverage this issuer processor as a means of integrating certain merchants. Similarly, for these arrangements with integrated merchants, the merchant is charged interchange fees by the issuer processor and the issuer processor shares a portion of this revenue with us. This revenue is recognized as a percentage of both our loan volume transacted on the payment processor network and net interchange income, and this revenue is presented net of associated processing fees. We generated 7% of our revenue from virtual card network fees for both the three and six months ended December 31, 2021, and 5% and 4% of our revenue from virtual card network fees for the three and six months ended December 31, 2020, respectively.
Interest Income
We also earn revenue through interest earned on loans facilitated by our platform. Interest income includes interest charged to consumers over the term of the consumers’ loans based on the principal outstanding and is calculated using the effective interest method. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from our originating bank partners or the origination of a loan. These discounts and premiums are accreted or amortized over the life of the loan using the effective interest method and represented 40% and 37% of total interest income for the three and six months ended December 31, 2021, respectively, compared to 30% and 29% for the three and six months ended December 31, 2020. During the three and six months ended December 31, 2021, we generated 38% and 41% of our revenue from interest income, respectively. During the three and six months ended December 31, 2020, we generated 36% and 34% of our revenue from interest income, respectively.

Gain on Sales of Loans
We sell a portion of the loans we originate or purchase from our originating bank partners to third-party investors. We recognize a gain or loss on sale of such loans as the difference between the proceeds received, adjusted for initial recognition of servicing assets and liabilities obtained at the date of sale, and the carrying value of the loan. During the three and six months ended December 31, 2021, we recognized a decrease of $3.5 million and $2.2 million in gain on sales of loans due to the net impact of the servicing assets and liabilities of the loans sold, respectively. During the three and six months ended December 31, 2020, we generated 7% and 8% of our revenue from gain on sales of loans, respectively. During the three and six months ended December 31, 2021, we generated 16% and 14% of our revenue from gain on sales of loans, respectively.
Servicing Income
We earn a specified fee from providing professional services to manage loan portfolios on behalf of our third-party loan owners. Under the servicing agreements with our third-party loan owners, we are entitled to collect servicing fees on the loans that we service, which are paid monthly based upon an annual fixed percentage of the outstanding loan portfolio balance. During the three and six months ended December 31, 2020, we generated 3% and 2% of our revenue from servicing fees, respectively. During both the three and six months ended December 31, 2021, we generated 3% of our revenue from servicing fees.
We expect our revenue may vary from period to period based on, among other things, the timing of onboarding and size of new merchants, the mix of 0% APR loans versus interest-bearing loans with simple interest, loan funding strategy and mix, type and mix of products that our merchants offer to their customers, the rate of repeat transactions, transaction volume, and seasonality of or fluctuations in usage of our platform.
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
As of December 31, 2021, we had 2,071 employees, compared to 1,641 employees as of June 30, 2021. We increased our headcount and personnel related costs across our business in order to support our growth expansion strategy. We expect headcount to continue to increase during fiscal year 2022 given our focus on growth and expansion.
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
Provision for Credit Losses
Provision for credit losses consists of amounts charged against income during the period to maintain an allowance for credit losses. Our allowance for credit losses represents our estimate of the credit losses inherent in our loans held for investment and is based on a variety of factors, including the composition and quality of the portfolio, loan specific information gathered through our collection efforts, current economic conditions, future reasonable and supportable forecasts, and our historical net charge-off and loss experience. These costs are incurred on a per loan basis.
Funding Costs
Funding costs consist of the interest expense we incur on our borrowings and amortization of fees and other costs incurred in connection with funding the purchases and originations of loans. Excluding the amortization of debt issuance costs, which totaled $1.3 million and $2.4 million for the three and six months ended December 31, 2020, respectively, and $4.3 million and $9.6 million for the three and six months ended December 31, 2021, respectively, we incur an expense based on the dollar amount of loans pledged to our debt funding sources.
Processing and Servicing
Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead. Payment processing costs are primarily driven by the number and dollar value of consumer repayments which grow as the number of transactions and GMV processed on our platform increases. Customer care loan servicing costs are primarily staffing costs related to third-party and in-house loan servicing agents, the demand for which generally increases with the number of transactions on our platform. Collection fees are fees paid to agencies as percentages of the dollars of repayment they recuperate from borrowers whose loans had previously been charged off. Platform fees are revenue sharing fees paid to our e-commerce platform partners. Processing and servicing expenses are predominantly per transaction processing fees and third-party staffing fees that generally increase with consumer contact.
Technology and Data Analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering and product employees as well as our credit and analytics employees who develop our proprietary risk model, which totaled $24.9 million and $46.0 million for the three and six months ended December 31, 2020, respectively, and $53.4 million and $103.9 million for the three and six months ended December 31, 2021, respectively.
Additionally, for the three and six months ended December 31, 2020, $2.4 million and $7.5 million, respectively, of salaries and personnel costs that relate to the creation of internally-developed software were capitalized into property, equipment and software, net on the interim condensed consolidated balance sheets, and amortized into technology and data analytics expense over the useful life of the developed software. This amortization expense totaled $2.2 million and $4.8 million for the three and six months ended December 31, 2020, respectively. For the three and six months ended December 31, 2021, $34.0 million and $60.8 million, respectively, of salaries and personnel costs that relate to the creation of internally-developed software were capitalized into property, equipment and software, net on our interim condensed consolidated balance sheets, and we recorded amortization expense of $5.3 million and $8.9 million for the three and six months ended December 31, 2021, respectively. Additional technology and data analytics expenses include platform infrastructure and hosting costs, third-party data acquisition expenses, and expenses related to the maintenance of existing technology assets and our technology platform as a whole.

Sales and Marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, as well as costs of general marketing and promotional activities, promotional event programs, sponsorships, and allocated overhead. In July 2020, we recognized an asset in connection with a commercial agreement with Shopify in which we granted warrants in exchange for their promotion of the Affirm platform with potential new merchant partners. This asset represents the probable future economic benefit to be realized over the four-year expected benefit period and is valued based on the fair value of the warrants at the grant date. This value is amortized on a straight-line basis over the four-year expected benefit period into sales and marketing expense, due to the nature of the expected benefit. In November 2021, we entered into a commercial agreement with Amazon and granted warrants in exchange for certain exclusivity provisions and the benefit of acquiring new users. In connection with the agreements, we recognized an asset associated with the portion of the warrants that were fully vested upon execution of the agreement. The asset is valued based on the fair value of the warrants on the grant date and represents the probable future economic benefit to be realized over the approximately 3.2 year remaining initial term of the commercial agreement. For both the three and six months ended December 31, 2021, we recognized $70.6 million of expenses related to the warrants within sales and marketing expense, which included the amortization expense of the commercial agreement asset and the expense based upon the grant-date fair value for the warrant shares that vested during the period. For the three and six months ended December 31, 2021, warrants and stock appreciation rights comprised 61% and 44% of sales and marketing expenses, respectively, compared to 50% and 51% for the three and six months ended December 31, 2020, respectively.
Additionally, in order to continue to expand our consumer base, we may originate certain loans via our wholly-owned subsidiaries with zero or below market interest rates under certain merchant arrangements that we do not expect to achieve positive revenue. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, which results in a loss. These losses are recorded as sales and marketing expense. These losses totaled $9.6 million and $14.7 million, respectively, during the three and six months ended December 31, 2021, compared to $1.0 million for both the three and six months ended December 31, 2020, respectively. We expect that our sales and marketing expense will continue to increase as we expand our sales and marketing efforts to drive our growth, expansion, and diversification.
General and Administrative
General and administrative expenses consist primarily of expenses related to our finance, legal, risk operations, human resources, and administrative personnel. General and administrative expenses also include costs related to fees paid for professional services, including legal, tax and accounting services, and allocated overhead.
We continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a national securities exchange, costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC, and increased expenses for insurance, investor relations, and professional services. We expect that our general and administrative expense will increase in absolute dollars as our business grows.
Other Income and Expenses
Other (Expense) Income, Net
Other (expense) income, net consists of interest earned on our money market funds included in cash and cash equivalents and restricted cash, interest earned on securities available for sale, gains and losses incurred on both our interest rate caps, amortization of convertible debt issuance costs, and fair value adjustments resulting from changes in the fair value of our contingent consideration liability, primarily driven by changes in the market price of our common stock.

Income Tax Expense
Our income tax expense consists of U.S. federal and state income taxes, Canadian federal and provincial income taxes, and income taxes attributable to other foreign jurisdictions.
Results of Operations

The following tables set forth selected interim condensed consolidated statements of operations and comprehensive loss data for each of the periods presented in dollars:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Revenue
Merchant network revenue	$127,087	$99,630	$219,331	$192,895
Virtual card network revenue	26,558	10,820	45,953	16,778
Total network revenue	153,645	110,450	265,284	209,673
Interest income (1)	138,355	73,857	255,657	128,094
Gain on sales of loans (1)	57,690	14,560	88,669	30,994
Servicing income	11,321	5,174	20,786	9,258
Total Revenue, net	$361,011	$204,041	$630,396	$378,019
Operating Expenses (2)
Loss on loan purchase commitment	$65,265	$67,768	$116,943	$133,636
Provision for credit losses	52,640	12,521	116,287	41,452
Funding costs	17,700	12,060	34,453	22,412
Processing and servicing	41,849	16,802	67,050	30,300
Technology and data analytics	94,989	41,634	173,002	75,402
Sales and marketing	143,476	39,112	207,436	61,694
General and administrative	141,292	40,916	277,496	73,189
Total Operating Expenses	557,211	230,813	992,667	438,085
Operating Loss	$(196,200)	$(26,772)	$(362,271)	$(60,066)
Other (expense) income, net	36,741	240	(103,632)	29,685
Loss Before Income Taxes	$(159,459)	$(26,532)	$(465,903)	$(30,381)
Income Tax Expense	276	78	447	175
Net Loss	$(159,735)	$(26,610)	$(466,350)	$(30,556)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$2,341	$1,814	$(1,461)	$2,219
Unrealized gain (loss) on securities available for sale, net	(657)	—	(936)	—
Net Other Comprehensive Income (Loss)	1,684	1,814	(2,397)	2,219
Comprehensive Loss	$(158,051)	$(24,796)	$(468,747)	$(28,337)

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Balance at the beginning of the period	$53,657	$56,035	$53,177	$28,659
Additions from loans purchased or originated, net of refunds	121,603	72,094	198,873	130,237
Amortization of discount	(54,965)	(22,448)	(93,410)	(37,218)
Unamortized discount released on loans sold	(72,335)	(34,110)	(110,680)	(50,107)
Balance at the end of the period	$47,960	$71,571	$47,960	$71,571

(2) Amounts include stock-based compensation as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
General and administrative	$61,947	$3,097	$129,689	$6,301
Technology and data analytics	21,427	2,556	41,494	4,769
Sales and marketing	4,633	581	9,657	1,341
Processing and servicing	530	287	886	313
Total stock-based compensation in operating expenses	88,537	6,521	181,726	12,724
Capitalized into property, equipment and software, net	13,383	253	25,073	1,225
Total stock-based compensation expense	$101,920	$6,774	$206,799	$13,949
Comparison of the Three and Six Months Ended December 31, 2021 and 2020

Total Revenue, net

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentage)
Merchant network revenue	$127,087	$99,630	$27,457	28%	$219,331	$192,895	$26,436	14%
Virtual card network revenue	26,558	10,820	15,738	145%	45,953	16,778	29,175	174%
Total network revenue	153,645	110,450	43,195	39%	265,284	209,673	55,611	27%
Interest income	138,355	73,857	64,498	87%	255,657	128,094	127,563	100%
Gain on sales of loans	57,690	14,560	43,130	296%	88,669	30,994	57,675	186%
Servicing income	11,321	5,174	6,147	119%	20,786	9,258	11,528	125%
Total Revenue, net	361,011	204,041	156,970	77%	630,396	378,019	252,377	67%

Total Revenue, net for the three and six months ended December 31, 2021 increased by $157.0 million or 77% and $252.4 million or 67%, respectively, compared to the three and six months ended December 31, 2020. The increase is primarily due to an increase of $2,382.5 million or 115% and $3,619.5 million or 102% in GMV on our platform during the quarter, from $2,075.1 million and $3,551.0 million for the three and six months ended December 31, 2020, respectively, to $4,457.6 million and $7,171 million for the three and six months ended December 31, 2021, respectively. This increase in GMV was driven by the strong network effects of the expansion of our active merchant base from 7,890 as of December 31, 2020 to 168,030 as of December 31, 2021, an increase in active consumers from 4.5 million as of December 31, 2020 to 11.2 million as of December 31, 2021, and an increase in average transactions per consumer from 2.2 as of December 31, 2020 to 2.5 as of December 31, 2021.
Merchant network revenue for the three and six months ended December 31, 2021 increased by $27.5 million or 28% and $26.4 million or 14%, compared to the three and six months ended December 31, 2020, respectively. Merchant network revenue as a percentage of GMV for the three months ended December 31, 2021 decreased to 2.9% compared to 4.8% for the three months ended December 31, 2020, and decreased to 3.1% for the six months ended December 31, 2020 to 5.4% compared to the six months ended December 31, 2021.
Merchant network revenue growth is generally correlated with both GMV growth and the mix of loans on our platform as different loan characteristics are positively or negatively correlated with merchant fee revenue as a percentage of GMV. In particular, merchant network revenue as a percentage of GMV typically increases with the term length and AOV of our loans, and typically decreases with shorter duration and higher APR loans. Specifically, long-term 0% APR loans typically carry higher merchant fees as a percentage of GMV and have higher AOVs.
The increase in merchant network revenue during the three and six month period was primarily driven by an increase in GMV, partially offset by reductions in the concentration of long-term 0% APR loans, our highest merchant fee category. For the three and six months ended December 31, 2021, approximately 11% and 10%, respectively, of total revenue was driven by our largest merchant partner by merchant network revenue, Peloton, for which we facilitate long-term 0% APR loans with a higher merchant fee, compared with 24% and 27% of total revenue in the comparative periods. More broadly, for both the three and six months ended December 31, 2021, loans with term lengths greater than 12 months accounted for 21% of GMV, compared to 31% and 34% for the three and six months ended December 31, 2020, respectively, primarily due to the increased adoption of our Split Pay product. AOV was lower at $365 and $379 for the three and six months ended December 31, 2021, respectively, compared to $541 and $585 for the three and six months ended December 31, 2020, respectively, primarily due to the increased adoption of our Split Pay product.
Additionally, we recorded reductions to merchant network revenue of $28.7 million and $42.2 million for the three and six months ended December 31, 2021, respectively, associated with the creation of discounts upon origination of loans with par values in excess of the fair value of such loans, which was not material during the three and six months ended December 31, 2020. These reductions to merchant network revenue are primarily due to our Split Pay product and our 0% APR lending programs outside of the United States.
Virtual card network revenue for the three and six months ended December 31, 2021 increased by $15.7 million or 145% and $29.2 million or 174%, compared to the three and six months ended December 31, 2020, respectively. This increase was driven by an increase in GMV processed through our issuer processor of 133% and 160% for the three and six months December 31, 2021, respectively, due to increased activity on our virtual card-enabled mobile application as well as growth in existing and new merchants integrated using our virtual card platform.
Interest income for the three and six months ended December 31, 2021 increased by $64.5 million or 87% and $127.6 million or 100%, respectively, compared to the three and six months ended December 31, 2020. Generally, interest income is correlated with the changes in the average balance of loans held for investment, as we recognize interest on loans held for investment using the effective interest method over the life of the loan. The average balance of loans held for investment increased by 41% to $2,335.2 million, and by 54% to $2,223.9 million for the three and six months ended December 31, 2021, respectively, compared to the same period in the prior fiscal year.

As an annualized percentage of average loans held for investment, total interest income increased from approximately 18% during the three months ended December 31, 2020 to 24% during the three months ended December 31, 2021. This change was driven by a decrease in the average proportion of 0% APR loans being held on our interim condensed consolidated balance sheet as a percentage of the total loans held for investment, which decreased from 49% and 45% during the three and six months ended December 31, 2020 to 41% and 41% during the three and six months ended December 31, 2021. The shift was largely due to increased concentration of loans with large enterprise merchant partners; those loans tend to be interest-bearing.
While we do recognize interest income on 0% APR loans via the amortization of the loan discount, short term 0% APR loans (Split Pay) carry higher annualized discounts as percentages of annualized loan balances than longer term loans, and thus amortize more discount into interest income as percentages of unpaid principal balance than longer term loans. Therefore, the change in the mix of 0% APR loans held for investment is also contributing to the increase in interest income as an annualized percentage of average loans held for investment. The total amortization of discounts on loans held for investment increased by $32.5 million or 145% and $56.2 million or 151% for the three and six months ended December 31, 2021, respectively, compared with the three and six months ended December 31, 2020, and represented 40% and 37% of total interest income for the three and six months ended December 31, 2021, compared to 30% and 29% for the three and six months ended December 31, 2020, respectively. This increase included the amortization of discounts arising from self-originated loans held for investment of $38.0 million and $46.6 million during the three and six months ended December 31, 2021, respectively, which was $1.9 million for both the three and six months ended December 31, 2020.
Gain on sales of loans for the three and six months ended December 31, 2021 increased by $43.1 million or 296%, and $57.7 million or 186%, compared to the three and six months ended December 31, 2020. We sold loans with an unpaid balance of $834.9 million and $1,256.5 million for the three and six months ended December 31, 2020, respectively, and $2,511.9 million and $3,605.0 million for the three and six months ended and December 31, 2021, for which we retained servicing rights. This increase was primarily due to higher loan sale volume, favorable loan sale pricing terms, and optimizing the allocation of loans to loan buyers with higher pricing terms.
Servicing income for the three and six months ended December 31, 2021 increased by $6.1 million or 119% and $11.5 million or 125%, compared to the three and six months ended December 31, 2020, respectively. This increase was primarily due to an increase in the average unpaid principal balance of loans owned by third-party loan owners and increases in negotiated servicing rates with new and existing third-party loan owners. Offsetting the increase in service income, during the three months ended December 31, 2020 we recognized a reduction of servicing income of $0.2 million related to the changes in fair value of servicing assets and liabilities compared with a reduction to servicing income of $1.6 million during the three months ended December 31, 2021. Similarly, during the six months ended December 31, 2020, we recognized a reduction of $1.0 million compared with a reduction of $2.7 million during the six months ended December 31, 2021.
Operating Expenses

	Three Months Ended December 31,		Six Months Ended December 31,
	2021	2020	2021	2020
	(in thousands)
Loss on loan purchase commitment	$65,265	$67,768	$116,943	$133,636
Provision for credit losses	52,640	12,521	116,287	41,452
Funding costs	17,700	12,060	34,453	22,412
Processing and servicing	41,849	16,802	67,050	30,300
Total transaction costs	177,454	109,151	334,733	227,800
Technology and data analytics	94,989	41,634	173,002	75,402
Sales and marketing	143,476	39,112	207,436	61,694
General and administrative	141,292	40,916	277,496	73,189
Total operating expenses	$557,211	$230,813	$992,667	$438,085

Loss on Loan Purchase Commitment

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentage)
Loss on loan purchase commitment	$65,265	$67,768	$(2,503)	(4)%	$116,943	$133,636	$(16,693)	(12)%
Percentage of total revenue, net	18%	33%			19%	35%
Loss on loan purchase commitment for the three and six months ended December 31, 2021 decreased by $2.5 million or 4% and $16.7 million or 12%, compared to the three and six months ended December 31, 2020, respectively. This decrease was due to a decrease in the volume and concentration of long-term 0% APR loans purchased from our originating bank partners compared to the prior period, which are purchased above fair market value. During the three and six months ended December 31, 2021, we purchased $917.8 million and $1,642.2 million, respectively, of 0% APR loan receivables from our originating bank partners, representing a decrease of $9.4 million or 1% and $22.6 million or 1% compared to the three and six months ended December 31, 2020, respectively.
Provision for Credit Losses

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentage)
Provision for credit losses	$52,640	$12,521	$40,119	320%	$116,287	$41,452	$74,835	181%
Percentage of total revenue, net	15%	6%			18%	11%
Allowance as a percentage of loans held for investment	6.5%	6.6%			6.5%	6.6%
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
At the onset of the COVID-19 pandemic in March 2020, we factored in updated loss multiples using macroeconomic data to reflect stressed expected loss scenarios emerging from forecasted delinquencies and defaults. This stressing of the model resulted in an increase of the allowance for credit losses as a percentage of loans held for investment up to 14.6% at its peak as of March 31, 2020. In the months subsequent to this, we saw stronger than expected repayment history and increased credit quality in the portfolio, and this percentage decreased slightly from 6.6% as of December 31, 2020 to 6.5% as of December 31, 2021.
Additionally, during the prior fiscal year, following the loss of our emerging growth company status, we adopted ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326)” using the modified retrospective approach. The amendments replaced the incurred loss impairment methodology for computing our allowance for credit losses with the current expected credit loss model ("CECL"), effective July 1, 2020. As part of this modified retrospective approach to adoption, we recorded an adjustment further reducing the provision for credit losses by $11.3 million and $16.3 million for the three and six months ended December 31, 2020, respectively.

During the six months ended December 31, 2021, the allowance for credit losses as a percentage of loans held for investment increased from 5.8% as of June 30, 2021 to 6.5%. This increase was driven in part by a deconcentration of long-term, lower-credit-risk 0% APR loans and rapid growth of new platforms and partnerships with higher expected losses. Prior year provision for credit losses was unusually low due to release of stressed expected loss scenarios and the adoption of CECL. Those prior year impacts combined with normalization of credit levels in the current period resulted in an increase in provision for credit losses of $40.1 million or 320%, and $74.8 million or 181%, compared to the three and six months ended December 31, 2020.
Funding Costs

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentage)
Funding costs	$17,700	$12,060	$5,640	47%	$34,453	$22,412	$12,041	54%
Percentage of total revenue, net	5%	6%			5%	6%
Funding costs for the three and six months ended December 31, 2021 increased by $5.6 million or 47%, and $12.0 million or 54%, compared to the three and six months ended December 31, 2020, respectively. Funding costs for a given period are correlated with the sum of the average balance of funding debt and the average balance of notes issued by securitization trusts. This increase was primarily due to the increase of notes issued by securitization trusts during the current fiscal year, which bear interest at fixed rates. The average balance of notes issued by securitization trusts during the three and six months ended December 31, 2021 was $1,599.5 million and $1,458.5 million, respectively, compared with $658.7 million and $439.1 million, respectively, during the three and six months ended December 31, 2020. The average balance of funding debt for the three and six months ended December 31, 2021 was $565.4 million and $603.8 million, respectively, compared with $751.9 million and $773.9 million, respectively, during the three and six months ended December 31, 2020. Combined, average total debt for the three and six months ended December 31, 2021 increased by $754.3 million or 53% and $849.3 million or 70%, respectively, compared to the three and six months ended December 31, 2020 while the average reference interest rate decreased by 38% and 39% during each period, respectively.

Processing and Servicing

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentage)
Processing and servicing	$41,849	$16,802	$25,047	149%	$67,050	$30,300	$36,750	121%
Percentage of total revenue, net	12%	8%			11%	8%
Processing and servicing expense for the three and six months ended December 31, 2021 increased by $25.0 million or 149% and $36.8 million or 121%, respectively, compared to the three and six months ended December 31, 2020. This increase was primarily due to a $15.3 million or 207% and $23.7 million or 177%, increase in payment processing fees due to increased servicing activity and payments volume for the three and six months ended December 31, 2021, respectively. Additionally, processing fees paid to our customer referral partners increased by $3.1 million or 344% and $1.7 million or 113%, for the three and six months ended December 31, 2021, respectively. Personnel costs increased by $2.2 million or 91% and $4.6 million or 117%, respectively, for the three and six months ended December 31, 2021 driven by growth in headcount, while third-party loan servicing and collections spend increased 80% and 66%, respectively, due to increased loan volume.

Technology and Data Analytics

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentage)
Technology and data analytics	$94,989	$41,634	$53,355	128%	$173,002	$75,402	$97,600	129%
Percentage of total revenue, net	26%	20%			27%	20%
Technology and data analytics expense for the three and six months ended December 31, 2021 increased by $53.4 million or 128% and $97.6 million or 129%, respectively, compared to the three and six months ended December 31, 2020. This increase was primarily due to a $28.5 million or 114% and $57.9 million or 126%, respectively, increase in engineering, product, and data science personnel costs for the three and six months ended December 31, 2021, compared to the three and six months ended December 31, 2020, net of capitalized costs for internally developed software, to continue to support our growth and technology platform as a whole. The largest component of these personnel costs was stock-based compensation, which accounted for $18.9 million and $36.7 million of the increase compared to the three and six months ended December 31, 2020, respectively, largely due to vesting of RSUs.
Additionally, there was a $14.3 million or 138% and $22.3 million or 130%, increase in data infrastructure and hosting costs for the three and six months ended December 31, 2021, respectively, compared to the three and six months ended December 31, 2020, due to increased capacity requirements of our technology platform, as well as a $3.4 million or 89% and a $5.5 million or 79%, increase in underwriting data provider costs for the three and six months ended December 31, 2021, compared to the three and six months ended December 31, 2020, respectively, due to the increased capacity requirements, partially offset by cost improvements achieved as a result of contract renegotiations.
Sales and Marketing

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentage)
Sales and marketing	$143,476	$39,112	$104,364	267%	$207,436	$61,694	$145,742	236%
Percentage of total revenue, net	40%	19%			33%	16%
Sales and marketing expense for the three and six months ended December 31, 2021 increased by $104.4 million or 267% and $145.7 million or 236%, compared to the three and six months ended December 31, 2020, respectively. This increase was primarily due to $70.6 million of expense related to warrants granted to Amazon during the three and six months ended December 31, 2021. Additionally, stock-based compensation related to employees in the sales and marketing functions increased $4.1 million or 697% and $8.3 million or 620%, compared to the three and six months ended December 31, 2020, respectively, largely due to the vesting of RSUs. Loss on loan originations increased $8.6 million or 865% and $14.7 million or 1,375%, compared to the three and six months ended December 31, 2020, respectively, primarily due to an increase in self-originated loans.
Furthermore, there was a $9.5 million or 78% and $20.3 million or 155%, increase in brand and consumer marketing spend during the three and six months ended December 31, 2021, respectively, compared to the three and six months ended December 31, 2020, associated with our expanded brand-activation, holiday shopping, lifestyle, and travel marketing campaigns, as well as a $2.2 million or 120% and $7.9 million or 357% increase in business-to-business marketing spend compared to the three and six months ended December 31, 2020, respectively.

General and Administrative

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentage)
General and administrative	$141,292	$40,916	$100,376	245%	$277,496	$73,189	$204,307	279%
Percentage of total revenue, net	39%	20%			44%	19%
General and administrative expense for the three and six months ended December 31, 2021 increased by $100.4 million or 245% and $204.3 million or 279%, compared to the three and six months ended December 31, 2020, respectively. This increase was primarily due to an increase of $78.4 million or 342% and $160.2 million or 371%, in personnel costs during the three and six months ended December 31, 2021, respectively, compared to the three and six months ended December 31, 2020, as a result of increased headcount as we continue to grow our finance, legal, operations, and administrative organizations. The largest component of these personnel costs was stock-based compensation, which increased by $58.9 million and $123.4 million compared to the three and six months ended December 31, 2020, respectively. This was primarily due to $42.3 million and $84.5 million of expense recognized during the three and six months ended December 31, 2021, respectively, based on a long-term, multi-year performance-based stock option award granted to our Chief Executive Officer prior to our IPO, as well as the vesting of RSUs for which the service-based condition had been met prior to the IPO and the performance-based condition that was met on the IPO date.
Additionally, professional fees increased by $0.6 million or 7% and $4.0 million or 31%, during the three and six months ended December 31, 2021, respectively, compared to the three and six months ended December 31, 2020, to support our acquisitions, international expansion, and regulatory compliance programs.
Other (Expense) Income, net

	Three Months Ended December 31,		Change		Six Months Ended December 31,		Change
	2021	2020	$	%	2021	2020	$	%
	(in thousands, except percentage)
Other (expense) income, net	$36,741	$240	$36,501	15,209%	$(103,632)	$29,685	$(133,317)	(449)%
Percentage of total revenue, net	10%	—%			(16)%	8%
For the three and six months ended December 31, 2021, other (expense) income, net, was largely comprised of a gain of $34.0 million and a loss of $107.6 million, respectively, recognized based on the change in fair value of the contingent consideration liability associated with our acquisition of PayBright, driven by increases in the value of our common stock. In addition, we recognized $1.2 million of expense due to the acceleration of issuance costs related to the termination of our revolving credit facility.
For both the three and six months ended December 31, 2020, other (expense) income, net was primarily comprised of a gain of $30.1 million recognized upon the conversion of convertible notes into shares of Series G-1 preferred stock. The conversion of convertible notes was accounted for as a debt extinguishment since the number of shares of Series G-1 preferred stock issued upon conversion was variable and this gain represented the difference between the carrying value of the debt at the time of extinguishment and the allocated proceeds.

Liquidity and Capital Resources

Sources and Uses of Funds
We have incurred losses since our inception, accumulating a deficit of $1.4 billion and $0.9 billion as of December 31, 2021 and June 30, 2021, respectively. We have historically financed the majority of our operating and capital needs through the sales of equity securities, borrowings from debt facilities and convertible debt, third-party loan sale arrangements, and cash flows from operations. In September and October 2020, we issued an aggregate of 21,836,687 shares of Series G preferred stock for aggregate cash proceeds of $435.1 million. On January 15, 2021, we closed an initial public offering of our Class A common stock with cash proceeds, before expenses, of $1.3 billion. On November 23, 2021, we issued the 2026 Notes, generating cash proceeds of $1.7 billion.
As of December 31, 2021, our principal sources of liquidity were available for sale securities and cash and cash equivalents, available capacity from revolving debt facilities, revolving securitizations, forward flow loan sale arrangements, and certain cash flows from our operations. We believe that our existing cash balances, available capacity under our revolving debt facilities, revolving securitizations and off-balance sheet loan sale arrangements, and cash from operations, are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs in the long-term. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. Our on- and off-balance sheet facilities provide funding subject to various constraining limits on the financed portfolios. These limits are generally tied to loan-level attributes such as loan term, credit quality, and interest rate, as well as borrower- and merchant-level attributes.
Cash and Cash Equivalents
As of December 31, 2021, we had approximately $2.6 billion of cash to fund our future operations compared to approximately $1.5 billion as of June 30, 2021. This increase is primarily due to the proceeds of the 2026 Notes issuance on November 23, 2021. Our cash and cash equivalents were held primarily for continued investment in our business, for working capital purposes, and to facilitate a portion of our lending activities. Our policy is to invest cash in excess of our immediate working capital requirements in short-term investments and deposit accounts to preserve the principal balance and maintain adequate liquidity.
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

Funding Debt
The following table summarizes our funding debt facilities as of December 31, 2021:

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2022	$412,596	$172,320
2023	—	—
2024	1,325,000	381,622
2025	—	—
2026	—	—
Thereafter	650,000	102,694
Total	$2,387,596	$656,636
Warehouse Credit Facilities
Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. These trusts are consolidated variable interest entities (“VIEs”), and each trust entered into a credit agreement and security agreement with a commercial bank as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are referred to as funding debt. These credit agreements contain operating covenants, including limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on the amount of dividends and stock repurchases. Our funding debt facilities include concentration limits for various loan characteristics including credit quality, product mix, geography, and merchant concentration. As of December 31, 2021, we were in compliance with all applicable covenants in the agreements. Refer to Note 10. Debt in the notes to the interim consolidated financial statements included elsewhere in this Form 10-Q for additional information.
These revolving facilities mature between 2022 and 2029, and subject to covenant compliance generally permit borrowings up to 12 months prior to the final maturity date. Borrowings under these facilities generally occur multiple times per week, and generally coincide with the purchase of loans from our originating bank partners. We manage liquidity by accessing diversified pools of capital and avoid concentration with any single counterparty; we are diversified across different types of investors including investment banks, asset managers, and insurance companies.
Borrowings under these facilities bear interest at an annual benchmark rate of LIBOR or at an alternative commercial paper rate (which is either (i) the per annum rate equivalent to the weighted-average of the per annum rates at which all commercial paper notes were issued by certain lenders to fund advances or maintain loans, or (ii) the daily weighted-average of LIBOR, as set forth in the applicable credit agreement), plus a spread ranging from 1.65% to 4.00%. Interest is payable monthly. In addition, these agreements require payment of a monthly unused commitment fee ranging from 0% to 0.75% per annum on the undrawn portion available.
Other Funding Facilities
Prior to our acquisition of PayBright on January 1, 2021, PayBright entered into various credit facilities utilized to finance the origination of loans in Canada. Similar to our warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by PayBright loan receivables pledged to the respective facility as collateral, mature in 2022, and bear interest based on a benchmark rate plus a spread ranging from 1.25% to 4.45%.

Revolving Credit Facility
On January 19, 2021, we entered into a revolving credit agreement with a syndicate of commercial banks for a $185.0 million unsecured revolving credit facility. This facility bore interest at a rate equal to, at our option, either (a) a Eurodollar rate determined by reference to adjusted LIBOR for the interest period, plus an applicable margin of 0.25% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by The Wall Street Journal as the U.S. prime rate, and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case, plus an applicable margin of 1.50% per annum. The revolving credit agreement had a final maturity date of January 19, 2024. The facility contained certain covenants and restrictions, including certain financial maintenance covenants, and required payment of a monthly unused commitment fee of 0.35% per annum on the undrawn balance available. The Company executed its right to terminate the revolving credit agreement effective December 15, 2021. We had not drawn on the facility and there was no outstanding balance to be repaid. Upon termination, we accelerated $1.2 million of issuance costs, which were recorded in other expense. Refer to Note 10. Debt.
On February 4, 2022, we entered into a revolving credit agreement with a syndicate of commercial banks for a $165.0 million unsecured revolving credit facility, maturing on February 4, 2025. This facility bears interest at a rate equal to, at our option, either (a) a SOFR rate determined by reference to the forward-looking term SOFR rate for the interest period, plus an applicable margin of 1.85% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the U.S. prime rate and (iii) the one-month forward-looking term SOFR rate plus 1.0% per annum, in each case, plus an applicable margin of 0.85% per annum. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.20% per annum on the undrawn balance available. There are no borrowings outstanding under the facility. Refer to Note 19. Subsequent Events.
Securitizations
In connection with asset-backed securitizations, we sponsor and establish trusts to ultimately purchase loans facilitated by our platform. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. The assets are transferred into a trust such that the assets are legally isolated from the creditors of Affirm and are not available to satisfy our obligations. These assets can only be used to settle obligations of the underlying trusts. Each securitization trust issued senior notes and residual certificates to finance the purchase of the loans facilitated by our platform. The 2020-Z1, 2020-Z2, 2021-Z1, and 2021-Z2 securitizations are secured by static pools of loans contributed at closing, whereas the 2020-A, 2021-A and 2021-B securitizations are revolving and we may contribute additional loans from time to time until the end of the revolving period. Refer to Note 11. Securitization and Variable Interest Entities.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Six Months Ended December 31,
	2021	2020
	(in thousands)
Net Cash Used in Operating Activities	$(75,104)	(49,959)
Net Cash Used in Investing Activities	(819,573)	(906,710)
Net Cash Provided by Financing Activities(1)	2,010,213	1,265,331

(1)Amounts include net cash provided by the issuance of redeemable convertible preferred stock and convertible debt as follows:

	Six Months Ended December 31,
	2021	2020
	(in thousands)
Proceeds from issuance of redeemable convertible preferred stock, net of repurchases and issuance costs	—	434,542
Proceeds from issuance of common stock, net of repurchases	59,565	22,634
Proceeds from issuance of convertible debt, net	1,704,300	—
Net cash provided by equity-related financing activities	$1,763,865	$457,176
Net cash provided by debt-related financing activities	359,128	808,155
Payments of tax withholding for stock-based compensation	(112,780)	—
Net cash provided by financing activities	$2,010,213	$1,265,331
Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
Cash used in operating activities for the six months ended December 31, 2021 was $75.1 million, a decrease of $25.1 million from cash used in operating activities of $50.0 million for the six months ended December 31, 2020. This reflects our net loss of $465.9 million, adjusted for non-cash charges of $362.2 million, net cash outflows of $6.2 million from the purchase and sale of loans held for sale, partially offset by net cash inflows of $35.3 million provided by changes in our operating assets and liabilities.
Non-cash charges primarily consisted of: provision for credit losses, which increased by $74.8 million or 181% due to a change in product mix for on-balance sheet loans and an unusually low provision expense in the prior comparative period driven by the release of stressed expected loss scenarios and the adoption of CECL; gain on sales of loans, which increased by $57.7 million from $31.0 million for the six months ended December 31, 2020 due to improved loan sale economics and increased loan sales since the second quarter of the prior fiscal year; and amortization of premiums and discounts, which increased by $56.2 million or 179% due to increased amortization of discounts related to loans purchased from our originating bank partners at a price above fair market value. Furthermore, we incurred $181.7 million of stock-based compensation, up from $12.7 million due to accelerated vesting of RSUs for which the service-based condition had been met prior to the IPO and the performance-based condition was met on the IPO date, and gains of $34.0 million due to the decrease in the fair value of our contingent consideration liability, driven by changes in the value of our common stock.

Our net cash inflows resulting from changes in operating assets and liabilities increased to $35.3 million for the six months ended December 31, 2021, compared to net cash inflows of $8.4 million for the six months ended December 31, 2020. This change was primarily driven by a decrease in other assets due to a reduction of prepaid payroll taxes during the six months ended December 31, 2021.
Investing Activities
Cash used in investing activities for the six months ended December 31, 2021 was $819.6 million, a decrease of $87.1 million from $906.7 million for the six months ended December 31, 2020. The main driver of this was $3,563.1 million of repayments of loans, representing an increase of $1,862.3 million, or 109%, compared to the second quarter of the prior year, due to a higher average balance of loans held for investment and generally increasing credit quality of the portfolio. Additionally, we sold $780.3 million of loans, representing an increase of $575.3 million or 281% compared to the second quarter of the prior year. These cash inflows were partially offset by $4,652.3 million of purchases of loans, representing an increase of $1,960.6 million or 73% compared to the second quarter of the prior year, due partly to continued growth in GMV. Additionally, we recorded cash outflows of approximately $511.7 million related to purchases of available for sale securities in the current period.
Financing Activities
Cash provided by financing activities for the six months ended December 31, 2021 was $2,010.2 million, an increase of $744.9 million from $1,265.3 million during the six months ended December 31, 2020. A main driver of this was the issuance of convertible debt during the six months ended December 31, 2021, which resulted in net cash inflows of $1,704.3 million, net of debt issuance costs. Additionally, the issuance of notes by our newly formed securitization trust during the six months ended December 31, 2021 resulted in net cash inflows of $397.2 million, net of in-period principal repayments. This cash inflow represented new financing activities compared to the six months ended December 31, 2020 but was partially offset by $29.9 million of net cash outflows from funding debt as principal repayments on debt exceeded proceeds from draws on these revolving credit facilities. This net cash outflow from funding debt was in contrast to a net cash inflow from the conversion of redeemable convertible preferred stock of $434.5 million during the six months ended December 31, 2020. The shift between periods is largely due to the availability of new funding sources in our securitization trusts. Additionally, we recorded payments of approximately $112.8 million for tax withholding associated with stock-based compensation during the six months ended December 31, 2021, which did not occur in the prior periods as the vesting of RSUs was triggered by the initial public offering in January 2021.
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
Concentrations of Revenue
For the three and six months ended December 31, 2021 approximately 11% and 10% of total revenue, respectively, was driven by one merchant partner, Peloton. For the three and six months ended December 31, 2020 approximately 24% and 27% of total revenue, respectively, was driven by one merchant partner, Peloton. We believe we have a strong relationship with Peloton and, in September 2020, we entered into a renewed merchant agreement with Peloton with an initial three-year term ending in September 2023, which automatically renews for additional and successive one-year terms until terminated. While we believe our growth will facilitate both revenue growth and merchant diversification as we continue to integrate with a wide range of merchants, changes in merchant loan volume and revenue concentration may cause our financial and operating performance to fluctuate significantly from period to period. Our revenue as a percentage of GMV in any given period varies across products. As such, as we continue to expand our network to include more merchants, revenue as a percentage of GMV will vary.
Contractual Obligations

On November 23, 2021, the Company issued $1.7 billion in aggregate principal amount of 0% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes represent senior unsecured obligations of the Company. The 2026 Notes do not bear interest except in special circumstances, and the principal amount of the 2026 Notes does not accrete. The 2026 Notes mature on November 15, 2026.
Off-Balance Sheet Arrangements

Off-balance sheet loans relate to unconsolidated securitization transactions and loans sold to third-party investors for which we have some form of continuing involvement, including as servicer. For off-balance sheet loan sales where servicing is the only form of continuing involvement, we would only experience a loss if we were required to repurchase such a loan due to a breach in representations and warranties associated with our loan sale or servicing contracts. For unconsolidated securitization transactions where Affirm is the sponsor and risk retention holder, Affirm could experience a loss of up to 5% of both the senior notes and residual certificates. As of December 31, 2021, the aggregate outstanding balance of loans held by third-party investors or off-balance sheet VIEs was $3.7 billion. As of December 31, 2021, we had two off-balance sheet VIEs, the 2021-Z1 securitization and 2021-Z2 securitization. In the unlikely event principal payments on the loans backing any off-balance sheet securitization are insufficient to pay senior note holders, including any retained interest, then any amounts the Company contributed to the securitization reserve accounts may be depleted. See Note 11. Securitization and Variable Interest Entities of the accompanying notes to our interim condensed consolidated financial statements for more information.
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
We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to merchant network revenue, loss on loan purchase commitment, allowance for credit losses, stock-based compensation, including warrants granted to nonemployees, and income taxes. We believe these estimates have the greatest potential effect on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates.
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
Interest Rate Risk
Our cash and cash equivalents and certain of our restricted cash as of December 31, 2021 were held primarily in checking, money market, and savings accounts. As of December 31, 2021, we had $1,704.6 million of cash equivalents invested in money market funds, certificates of deposit, corporate bonds, and other commercial paper with maturities less than three months. Our cash and cash equivalents are held for working capital purposes. The fair value of our cash and cash equivalents and certain restricted cash would not be significantly affected by a change in interest rates due to their short-term nature.
Our securities available for sale at fair value as of December 31, 2021 included $475.4 million of marketable debt securities with maturities greater than three months. A rise in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative, highly-liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be material.
Continued volatility in interest rates and potentially inflation, which may persist longer than previously expected, may adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates may lead to higher payment obligations on our future credit products, or to their lenders under mortgage, credit card, and other loans. Therefore, higher interest rates may lead to increased delinquencies, charge-offs, and allowances for loans and interest receivable, which could have an adverse effect on our operating results.
We rely on a variety of funding sources with varying degrees of interest rate sensitivities. Certain of our funding arrangements bear a variable interest rate. Given the fixed interest rates charged on the loans that we purchase from our originating bank partners, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Dramatic increases in interest rates may make these forms of funding nonviable. Additionally, certain of our loan sale agreements are repriced on a recurring basis using a mechanism tied to interest rates as well as loan performance. Increases in interest rates could reduce our loan sale economics. We also rely on securitization transactions, with notes typically bearing a fixed coupon. Increases in interest rates may result in higher coupons using refinancing. We maintain an interest rate hedging program which eliminates some, but not all, of the interest rate risk. Factoring in this program, as of December 31, 2021, a hypothetical 100 basis point increase in interest rates would have a less than 10 basis point negative impact on our annual financial results.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021 could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our Class A common stock could decline. Those risks are not the only risks that we face—our operations could also be affected by factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, you should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, in this Quarterly Report on Form 10-Q (including the disclosures below, in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our interim condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

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

If we are not able to attract additional merchants and to expand revenue and volume of transactions from existing merchants, we will not be able to continue to attract consumers or grow our business. Our ability to retain and grow our relationships with our merchant partners depends on the willingness of merchants to partner with us. The attractiveness of our platform to merchants depends upon, among other things: the size of our consumer base; our brand and reputation; the amount of merchant fees that we charge; our ability to sustain our value proposition to merchants for customer acquisition by demonstrating higher conversion at checkout and increased AOV; the attractiveness to merchants of our technology and data-driven platform; services and products offered by competitors; and our ability to perform under, and maintain, our merchant agreements. Furthermore, having a diversified mix of merchant partners is important to mitigate risk associated with changing consumer spending behavior, economic conditions and other factors that may affect a particular type of merchant or industry. For example, following the onset of the COVID-19 pandemic, our revenue from merchant partners in the travel, hospitality, and entertainment industries declined, but we saw a significant increase in revenue from merchant partners offering home fitness equipment, home office products, and home furnishings. We have begun to see these trends reverse as access to COVID-19 vaccinations has increased, but it is difficult to predict the impact that the continuing spread of the various variants and potential additional waves of the pandemic will have on our merchant partners and our business.

Our continued success also is dependent on our ability to successfully grow and develop relationships with our merchant partners, particularly early-stage relationships with large e-commerce retailers such as Amazon. The pace of development, integration and rollout of these early-stage relationships is often unpredictable and is generally not within our control. Many of our agreements with our merchant partners are non-exclusive and lack any transaction volume commitments. Accordingly, these merchant partners may have, or may enter into in the future, similar agreements with our competitors, which could adversely affect our ability to drive the level of transaction volume and revenue growth that we seek to achieve or to otherwise satisfy the high expectations of our investors and financial analysts relating to those relationships. While some of our agreements with our merchant partners, including Amazon, do provide for a period of exclusivity, those periods may be limited in duration, and we may not be able to negotiate extensions of those exclusivity periods on reasonable terms, if at all. In addition, our agreements with our merchant partners generally have terms that range from approximately 12 months to 36 months, and our merchants can generally terminate these agreements without cause upon 30 to 90 days’ prior written notice. We may, therefore, be compelled to renegotiate our agreements with merchant partners from time to time, possibly upon terms significantly less favorable to us than the terms included in our existing agreements with those merchant partners.

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

Risks Related to Our Class A Common Stock

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

Risks Related to Our Indebtedness
Servicing our debt requires a significant amount of cash, and we may not have sufficient cash flow from our business to pay our substantial debt.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 2026 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time.We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of the 2026 Notes, to repay the 2026 Notes at maturity or to repurchase the 2026 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2026 Notes.

Holders will have the right to require us to repurchase their 2026 Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the 2026 Notes, we will be required to make cash payments for each $1,000 in principal amount of 2026 Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values as described in the indenture governing the 2026 Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefor or pay cash with respect to the 2026 Notes being converted. In addition, our ability to repurchase the 2026 Notes or to pay cash upon conversions of the 2026 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2026 Notes at a time when the repurchase is required or to pay any cash payable on future conversions of the 2026 Notes would constitute a default under the indenture governing the 2026 Notes. A default under the indenture governing the 2026 Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2026 Notes or make cash payments upon conversions thereof.

The conditional conversion feature of the 2026 Notes, if triggered, may adversely affect our financial condition and operating results.

In the event the conditional conversion feature of the 2026 Notes is triggered, holders will be entitled to convert their 2026 Notes at any time during specified periods at their option. If one or more holders elect to convert their 2026 Notes, we would be required to settle any converted principal amount of such notes through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their 2026 Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the 2026 Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.

The accounting method for reflecting the 2026 Notes on our balance sheet, accruing interest expense for the 2026 Notes and reflecting the underlying shares of our Class A common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition.

In August 2020, the Financial Accounting Standards Board published an Accounting Standards Update, which we refer to as ASU 2020-06, which simplifies certain of the accounting standards that apply to convertible notes. ASU 2020-06 will be effective for SEC-reporting entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. However, early adoption is permitted in certain circumstances for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. We early adopted ASU 2020-06 effective July 1, 2021 on a modified retrospective basis. The adoption of the new standard did not have any impact on our financial statements as of the adoption date.

In accordance with ASU 2020-06, the 2026 Notes will be reflected as a liability on our balance sheets, with the initial carrying amount equal to the principal amount of the 2026 Notes, net of issuance costs. The issuance costs will be treated as a debt discount for accounting purposes, which will be amortized into other (expense) income, net over the term of the 2026 Notes. As a result of this amortization, the interest expense that we expect to recognize for the 2026 Notes for accounting purposes will be greater than the cash interest payments we will pay on the 2026 Notes, which will result in lower reported income.

In addition, the shares underlying the 2026 Notes are reflected in our diluted earnings per share using the “if converted” method, in accordance with ASU 2020-06. Under that method, if the conversion value of the 2026 Notes exceeds their principal amount for a reporting period, then we will calculate our diluted earnings per share assuming that all of the 2026 Notes were converted at the beginning of the reporting period and that we issued shares of our Class A common stock to settle the excess. However, if reflecting the notes in diluted earnings per share in this manner is anti-dilutive, or if the conversion value of the notes does not exceed their principal amount for a reporting period, then the shares underlying the 2026 Notes will not be reflected in our diluted earnings per share. The application of the if-converted method may reduce our reported diluted earnings per share. We cannot be sure whether other changes may be made to the current accounting standards related to the 2026 Notes, or otherwise, that could have a material effect on our reported financial results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39888	3.1	January 15, 2021
3.2	Amended and Restated Bylaws	8-K	001-39888	3.2	September 8, 2021
4.1	Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of November 10, 2021*	8-K	001-39888	4.1	November 10, 2021
4.2	Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of November 10, 2021*	8-K	001-39888	4.2	November 10, 2021
4.3	Indenture, dated November 23, 2021, between Affirm Holdings, Inc. and Wilmington Trust, National Association, as trustee	8-K	001-39888	4.1	November 23, 2021
4.4	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.1)	8-K	001-39888	4.2	November 23, 2021
10.1	Amended and Restated Installment Financing Services Agreement, by and among Affirm Holdings, Inc., Amazon.com Services LLC and Amazon Payments, Inc., dated as of November 10, 2021*	8-K	001-39888	10.1	November 10, 2021
10.2	Transaction Agreement, by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of November 10, 2021*	8-K	001-39888	10.2	November 10, 2021
10.3	Revolving Credit Agreement, dated as of February 4, 2022, among Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Barclays Bank PLC	8-K	001-39888	10.1	February 10, 2022
10.4	Form of Stock Option Agreement pursuant to the Affirm Holdings, Inc. Amended and Restated 2012 Stock Plan					X
10.5	Form of RSU Agreement pursuant to the Affirm Holdings, Inc. Amended and Restated 2012 Stock Plan					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	X

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

AFFIRM HOLDINGS, INC.

Date: February 14, 2022	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Linford
Michael Linford
Chief Financial Officer
(Principal Financial Officer)