Form 10-Q
period 2022-03-31
Affirm Holdings, Inc.
filed 2022-05-13
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

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

As of May 10, 2022, the number of shares of the registrant’s Class A common stock outstanding was 226,270,872 and the number of shares of the registrant's Class B common stock outstanding was 60,159,497.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) , and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding our future revenue, expenses, and other operating results and key operating metrics;
•our ability to attract additional merchants and retain and grow our relationships with our existing merchant and commerce partners;
•our ability to compete successfully in a highly competitive industry;
•our ability to attract new consumers and retain and grow our relationships with our existing consumers;
•our expectations regarding the development, innovation, introduction of, and demand for, our products;;
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

Part I - Financial Information

Item 1. Unaudited Financial Statements

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	March 31, 2022	June 30, 2021
Assets
Cash and cash equivalents	$2,261,937	$1,466,558
Restricted cash	413,628	226,074
Securities available for sale at fair value	617,023	16,170
Loans held for sale	3,618	13,030
Loans held for investment	2,502,860	2,022,320
Allowance for credit losses	(159,475)	(117,760)
Loans held for investment, net	2,343,385	1,904,560
Accounts receivable, net	124,614	91,575
Property, equipment and software, net	141,658	62,499
Goodwill	547,393	516,515
Intangible assets	60,890	67,930
Commercial agreement assets	287,129	227,377
Other assets	230,451	274,679
Total Assets	$7,031,726	$4,866,967
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$48,985	$57,758
Payable to third-party loan owners	35,962	50,079
Accrued interest payable	2,992	2,751
Accrued expenses and other liabilities	313,307	323,577
Convertible senior notes, net	1,705,624	—
Notes issued by securitization trusts	1,447,568	1,176,673
Funding debt	901,233	680,602
Total liabilities	4,455,671	2,291,440
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 225,617,857 shares issued and outstanding as of March 31, 2022; 3,030,000,000 shares authorized, 181,131,728 shares issued and outstanding as of June 30, 2021	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 60,160,468 shares issued and outstanding as of March 31, 2022; 140,000,000 authorized, 88,226,376 shares issued and outstanding as of June 30, 2021	1	1
Additional paid in capital	3,987,881	3,467,236
Accumulated deficit	(1,419,506)	(898,485)
Accumulated other comprehensive gain (loss)	7,677	6,773
Total stockholders’ equity	2,576,055	2,575,527
Total Liabilities and Stockholders’ Equity	$7,031,726	$4,866,967

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

	March 31, 2022	June 30, 2021
Assets of consolidated VIEs, included in total assets above
Restricted cash	$290,661	$142,385
Loans held for investment	2,214,932	1,743,810
Allowance for credit losses	(125,115)	(94,463)
Loans held for investment, net	2,089,817	1,649,347
Accounts receivable, net	8,195	8,209
Other assets	12,398	3,683
Total assets of consolidated VIEs	$2,401,071	$1,803,624
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$2,960	$2,927
Accrued interest payable	2,941	2,613
Accrued expenses and other liabilities	12,433	3,820
Notes issued by securitization trusts	1,447,568	1,176,673
Funding debt	734,430	607,394
Total liabilities of consolidated VIEs	2,200,332	1,793,427
Total net assets	$200,739	$10,197

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Revenue
Merchant network revenue	$121,054	$97,999	$340,385	$290,894
Virtual card network revenue	23,169	13,809	69,122	30,587
Total network revenue	144,223	111,808	409,507	321,481
Interest income	134,599	94,530	390,256	222,624
Gain on sales of loans	52,484	16,350	141,153	47,344
Servicing income	23,456	7,977	44,242	17,235
Total Revenue, net	$354,762	$230,665	$985,158	$608,684
Operating Expenses
Loss on loan purchase commitment	$46,853	$62,054	$163,796	$195,690
Provision for credit losses	66,294	(1,063)	182,581	40,389
Funding costs	15,824	14,665	50,277	37,077
Processing and servicing	43,371	21,368	110,421	51,668
Technology and data analytics	110,291	104,806	283,293	180,208
Sales and marketing	156,214	58,184	363,650	119,878
General and administrative	142,466	179,999	419,962	253,188
Total Operating Expenses	581,313	440,013	1,573,980	878,098
Operating Loss	$(226,551)	$(209,348)	$(588,822)	$(269,414)
Other (expense) income, net	172,139	(77,773)	68,507	(48,088)
Loss Before Income Taxes	$(54,412)	$(287,121)	$(520,315)	$(317,502)
Income tax expense (benefit)	259	(70)	706	105
Net Loss	$(54,671)	$(287,051)	$(521,021)	$(317,607)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$5,406	$2,829	$3,945	$5,048
Unrealized gain (loss) on securities available for sale, net	(2,105)	—	(3,041)	—
Net Other Comprehensive Income (Loss)	3,301	2,829	904	5,048
Comprehensive Loss	$(51,370)	$(284,222)	$(520,117)	$(312,559)
Per share data:
Net loss per share attributable to common stockholders for Class A and Class B
Basic	$(0.19)	$(1.23)	$(1.86)	$(2.60)
Diluted	$(0.19)	$(1.23)	$(1.86)	$(2.80)
Weighted average common shares outstanding
Basic	285,641,820	233,309,590	279,570,015	122,161,508
Diluted	285,641,820	233,309,590	279,570,015	123,329,359

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount
Balance as of June 30, 2021	269,358,104	$3	$3,467,236	$(898,485)	$6,773	$2,575,527
Issuance of common stock upon exercise of stock options	7,403,503	—	37,470	—	—	37,470
Issuance of common stock in acquisition	183,733	—	10,000	—	—	10,000
Vesting of restricted stock units	772,653	—	—	—	—	—
Repurchases of common stock	(821)	—	(4)	—	—	(4)
Stock-based compensation	—	—	104,879	—	—	104,879
Tax withholding on stock-based compensation	—	—	(39,817)	—	—	(39,817)
Foreign currency translation adjustments	—	—	—	—	(3,802)	(3,802)
Unrealized gain (loss) on securities available for sale	—	—	—	—	(279)	(279)
Net Loss	—	—	—	(306,615)	—	(306,615)
Balance as of September 30, 2021	277,717,172	$3	$3,579,764	$(1,205,100)	$2,692	$2,377,359
Issuance of common stock upon exercise of stock options	4,689,973	—	21,674	—	—	21,674
Vesting of restricted stock units	803,263	—	—	—	—	—
Vesting of warrants for common stock	—	—	198,383	—	—	198,383
Stock-based compensation	—	—	101,920	—	—	101,920
Tax withholding on stock-based compensation	—	—	(72,963)	—	—	(72,963)
Foreign currency translation adjustments	—	—	—	—	2,341	2,341
Unrealized gain (loss) on securities available for sale	—	—	—	—	(657)	(657)
Net Loss	—	—	—	(159,735)	—	(159,735)
Balance as of December 31, 2021	283,210,408	$3	$3,828,778	$(1,364,835)	$4,376	$2,468,322
Issuance of common stock upon exercise of stock options	1,258,865	—	8,171	—	—	8,171
Repurchases of Common Stock	(9,472)	—	(80)	—	—	(80)
Vesting of restricted stock units	1,318,524	—	—	—	—	—
Vesting of warrants for common stock	—	—	92,169	—	—	92,169
Stock-based compensation	—	—	113,005	—	—	113,005
Tax withholding on stock-based compensation	—	—	(54,162)	—	—	(54,162)
Foreign currency translation adjustments	—	—	—	—	5,406	5,406
Unrealized gain (loss) on securities available for sale	—	—	—	—	(2,105)	(2,105)
Net Loss	—	—	—	(54,671)	—	(54,671)
Balance as of March 31, 2022	285,778,325	$3	$3,987,881	$(1,419,506)	$7,677	$2,576,055

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK
AND STOCKHOLDERS’ EQUITY (DEFICIT), CONT.
(Unaudited)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2020	122,115,971	$804,170	47,684,427	—	80,373	(447,167)	(302)	$(367,096)
Issuance of common stock upon exercise of stock option	—	—	388,246	—	1,741	—	—	1,741
Repurchases of common stock	—	—	(115,625)	—	(584)	—	—	(584)
Issuance of redeemable convertible preferred stock, net of issuance costs of $440	21,824,141	434,434	—	—	—	—	—	—
Vesting and exercise of warrants for common stock	—	—	5,074,398	—	67,645	—	—	67,645
Stock-based compensation	—	—	—	—	7,175	—	—	7,175
Conversion of convertible debt	4,444,321	88,559	—	—	(42,124)	—	—	(42,124)
Effects of adoption of new accounting standards	—	—	—	—	—	(9,980)	—	(9,980)
Foreign currency translation adjustments	—	—	—	—	—	—	405	405
Net Loss	—	—	—	—	—	(3,946)	—	(3,946)
Balance as of September 30, 2020	148,384,433	1,327,163	53,031,446	$—	$114,226	$(461,093)	$103	$(346,764)
Issuance of common stock upon exercise of stock option	—	—	6,220,024	—	21,676	—	—	21,676
Repurchases of common stock	—	—	(12,100)	—	(199)	—	—	(199)
Issuance of preferred stock, net of issuance costs of $143	12,546	108	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	6,774	—	—	6,774
Foreign currency translation adjustments	—	—	—	—	—	—	1,814	1,814
Net Loss	—	—	—	—	—	(26,610)	—	(26,610)
Balance as of December 31, 2020	148,396,979	1,327,271	59,239,370	$—	$142,477	$(487,703)	$1,917	$(343,309)
Issuance of common stock upon initial public offering, net	—	—	28,290,000	1	1,305,301	—	—	1,305,302
Issuance of common stock upon exercise of stock options	—	—	4,721,033	—	19,819	—	—	19,819
Issuance of common stock upon exercise of warrants	—	—	15,577,185	—	203,511	—	—	203,511
Issuance of common stock in acquisition	—	—	6,209,806	—	117,023	—	—	117,023
Vesting of restricted stock units	—	—	2,225,411	—	—	—	—	—
Repurchases of common stock	—	—	(1,666)	—	(3)	—	—	(3)
Conversion of redeemable convertible preferred stock	(148,396,979)	(1,327,271)	148,396,979	2	1,327,269	(11)	—	1,327,260
Stock-based compensation	—	—	—	—	187,883	—	—	187,883
Tax withholding on stock-based compensation	—	—	—	—	(127,566)	—	—	(127,566)
Foreign currency translation adjustments	—	—	—	—	—	—	2,829	2,829
Net Loss	—	—	—	—	—	(287,051)	—	(287,051)
Balance as of March 31, 2021	—	—	264,658,118	$3	$3,175,714	$(774,765)	$4,746	$2,405,698

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(521,021)	$(317,607)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	182,581	40,389
Amortization of premiums and discounts on loans, net	(129,714)	(60,705)
Gain on sales of loans	(141,153)	(47,344)
Changes in fair value of assets and liabilities	(38,821)	45,310
Amortization of commercial agreement assets	72,804	50,097
Amortization of debt issuance costs	13,215	3,675
Amortization of discount on securities available for sale	968	—
Commercial agreement warrant expense	157,023	—
Stock-based compensation	280,113	192,363
Depreciation and amortization	35,607	12,092
Other	(5,725)	18,163
Purchases of loans held for sale	(3,869,327)	(1,640,672)
Proceeds from the sale of loans held for sale	3,868,919	1,599,554
Change in operating assets and liabilities:
Accounts receivable, net	(42,467)	(6,461)
Other assets	28,018	(208,798)
Accounts payable	(8,773)	4,064
Payable to third-party loan owners	(14,117)	11,526
Accrued interest payable	240	2,535
Accrued expenses and other liabilities	28,545	128,602
Net Cash Used in Operating Activities	(103,085)	(173,217)
Cash Flows from Investing Activities
Purchases and origination of loans held for investment	(7,529,324)	(4,313,834)
Proceeds from the sale of loans held for investment	1,330,341	348,195
Principal repayments and other loan servicing activity	5,867,583	3,002,351
Acquisition, net of cash and restricted cash acquired	(5,999)	(104,776)
Acquisition of commercial agreement assets	—	(25,900)
Additions to property, equipment and software	(59,254)	(12,414)
Purchases of securities available for sale	(770,047)	—
Proceeds from maturities and repayments of securities available for sale	191,854	—
Other investing cash inflows (outflows)	(10,775)	—
Net Cash Used in Investing Activities	(985,621)	(1,106,378)
Cash Flows from Financing Activities
Proceeds from issuance of convertible debt, net	1,704,300	—
Proceeds from funding debt	2,776,245	2,413,905
Payment of debt issuance costs	(8,154)	(11,266)
Principal repayments of funding debt	(2,572,876)	(2,555,699)
Proceeds from issuance of notes and residual trust certificates by securitization trusts	499,494	1,396,229
Principal repayments of notes issued by securitization trusts	(233,723)	(144,503)
Proceeds from issuance of redeemable convertible preferred stock, net	—	434,542
Conversion of redeemable convertible preferred stock	—	(13)
Proceeds from initial public offering, net	—	1,305,301
Proceeds from exercise of common stock options and warrants and contributions to ESPP	67,740	43,815
Repurchases of common stock	(84)	(786)
Payments of tax withholding for stock-based compensation	(166,942)	(127,566)
Net Cash Provided by Financing Activities	2,066,000	2,753,959
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,639	4,510
Net Increase in Cash, Cash Equivalents and Restricted Cash	982,933	1,478,874
Cash, Cash equivalents and Restricted cash, Beginning of period	1,692,632	328,128
Cash, Cash Equivalents and Restricted Cash, End of Period	$2,675,565	$1,807,002
The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2022	2021
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	2,261,937	1,623,672
Restricted cash	413,628	183,330
Total Cash, Cash Equivalents and Restricted Cash	$2,675,565	$1,807,002

	Nine Months Ended March 31,
	2022	2021
Supplemental Disclosures of Cash Flow Information
Cash payments for interest expense	$34,325	$28,575
Cash paid for operating leases	11,989	9,726
Cash paid for income taxes	99	81
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Stock-based compensation included in capitalized internal-use software	39,691	7,792
Issuance of common stock in connection with acquisition	10,000	117,023
Securities retained under unconsolidated securitization transactions	22,067	—
Right of use assets obtained in exchange for operating lease liabilities	3,421	78,421
Additions to property and equipment included in accrued expenses	107	24
Issuance of warrants in exchange for commercial agreement	—	270,579
Conversion of convertible debt	—	88,559

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

We remeasure the fair value of the contingent consideration liability recorded in connection with the PayBright, Inc. (“PayBright”) acquisition at each reporting date. An incorrect input in the Monte Carlo simulation used to estimate the fair value as of June 30, 2021, resulted in an understatement of accrued expenses and other liabilities of $5.6 million as of June 30, 2021 as previously reported.
We measure stock-based compensation based on the fair value of an award at the grant date and recognize expense over the vesting period of the award based on the estimated portion of the award that is expected to vest. An incorrect determination of the grant date and service inception dates for certain awards granted prior to our initial public offering (“IPO”), as well as incorrect treatment of expense recognition for certain terminated employees, resulted in an understatement of additional paid in capital of $4.5 million as of June 30, 2021 as previously reported.

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

We also determined that stock based compensation previously recorded during the three and nine months ended March 31, 2021 was understated by $25.0 million, as the estimated fair value of RSUs granted during the three months ended December 31, 2020 did not reflect an increase in share value due to the anticipated IPO. Such matter was corrected and properly reported in our consolidated financial statements as of and for the year ended

June 30, 2021, and is prospectively corrected in the accompanying unaudited interim financial statements for the three and nine months ended March 31, 2021. As a result, the accompanying unaudited interim financial information for the three and nine months ended March 31, 2021 has been corrected to reflect the total combined increase in stock based compensation expense of $40.0 million from amounts previously reported.

We determined, based on consideration of quantitative and qualitative factors, that the errors had an immaterial impact, individually and in aggregate, on our previously issued financial statements. The following tables show the affected line items (in thousands) for the periods ended March 31, 2021.

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

Sales and Marketing Costs

Sales and marketing costs include the expense related to warrants and other share-based payments granted to our enterprise partners. See Note 6. Balance Sheet Components for more information on these arrangements. Sales and marketing costs also include salaries and personnel-related costs, as well as costs of general marketing and promotional activities, promotional event programs, sponsorships, and allocated overhead. A portion of these costs related to general marketing and promotional activities are considered advertising costs within the meaning of ASC Topic 720, “Other Expenses” (“ASC 720”), and are expensed as incurred. Advertising costs totaled $12.2 million and $55.6 million for the three and nine months ended March 31, 2022, respectively, and $9.1 million and $24.4 million for the three and nine months ended March 31, 2021, respectively.

Recently Adopted Accounting Standards

Convertible Debt Instruments

In August 2020, the FASB issued Accounting Standard Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. We early adopted the new standard effective July 1, 2021 on a modified retrospective basis. The adoption of the new standard did not have any impact on our financial statements as of the adoption date. As further discussed in Note 10. Debt, the Company issued certain convertible senior notes in November 2021, and the accounting for these instruments was based on the guidance in ASU 2020-06.

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Interbank Offered Rate (“LIBOR”). This ASU is effective for all entities upon issuance as of March 12, 2020 through December 31, 2022. In January 2021, the FASB also issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which provides additional optional expedients and exceptions applicable to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This ASU is effective for all entities upon issuance as of January 7, 2021 through December 31, 2022. We have reviewed all our financial agreements that utilize LIBOR as the reference rate and determined there is no material impact to our interim condensed consolidated financial statements as of March 31, 2022. Throughout the remaining effective period for

ASU 2020-04 and ASU 2021-01, we will continue to evaluate the available relief measures within each of these amendments and will determine any impact on our consolidated financial statements and disclosures, as applicable.

Business Combinations

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers,” which requires contract assets and contract liabilities, such as deferred revenue, acquired in a business combination to be recognized and measured in accordance with Topic 606 (Revenue from Contracts with Customers). ASU 2021-08 is expected to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The ASU is effective for fiscal years beginning after December 15, 2022 and should be applied prospectively to acquisitions occurring on or after the effective date. Early adoption is permitted, including for interim periods, and is applicable to all business combinations for which the acquisition date occurs within the beginning of the fiscal year of adoption. We are in the process of evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

Financial Instruments - Credit Losses

    In March 2022, the FASB issued ASU 2022-02, “Financial Instruments— Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosure” which addresses areas identified by the FASB as part of its post-implementation review of the current expected credit losses model or “CECL” previously issued in ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326)”. The amendments in this ASU eliminate the accounting guidance for troubled debt restructurings by creditors while enhancing the disclosure requirements for loan refinancing and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases in the vintage disclosures. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted if an entity has adopted ASU 2016-13. Amendments in this ASU should be applied prospectively except for the transition method related to the accounting for troubled debt restructurings in which an entity has the option to apply a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. We are in the process of evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

3.   Interest Income

Interest income consisted of the following components (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Interest income on unpaid principal balance	$95,253	$65,921	$266,868	162,666
Amortization of discount on loans	45,443	31,625	138,853	68,843
Amortization of premiums on loans	(3,407)	(2,373)	(9,139)	(6,449)
Interest receivable charged-off, net of recoveries	(2,690)	(643)	(6,326)	(2,436)
Total interest income	$134,599	$94,530	$390,256	$222,624

We accrue interest income using the effective interest method. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of March 31, 2022 and June 30, 2021, the balance of loans held for investment on non-accrual status was $1.5 million and $1.1 million, respectively.

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	March 31, 2022	June 30, 2021
Unpaid principal balance	$2,528,197	$2,058,863
Accrued interest receivable	20,390	15,466
Premiums on loans held for investment	8,580	7,071
Less: Discount due to loss on loan purchase commitment (1)	(29,196)	(53,177)
Less: Discount due to loss on self-originated loans (1)	(20,305)	—
Less: Fair value adjustment on loans acquired through business combination	(4,806)	(5,903)
Total loans held for investment	$2,502,860	$2,022,320

(1) As of June 30, 2021, discount due to loss on self-originated loans, in the amount of $6.2 million, was included with discount due to loss on loan purchase commitment.

The majority of the loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $3,013.8 million and $8,631.2 million for the three and nine months ended March 31, 2022, respectively, and $2,031.2 million and $5,620.8 million for the three and nine months ended March 31, 2021, respectively.

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

The following table presents an analysis of the credit quality, by ITACs score, of the amortized cost basis by fiscal year of origination on loans held for investment and loans held for sale (in thousands) as of March 31, 2022:

	Amortized Costs Basis by Fiscal Year of Origination
	2022	2021	2020	2019	2018	Prior	Total
96+	$1,162,905	$201,085	$44,799	$598	$1	$—	$1,409,388
94 – 96	549,083	33,978	1,192	35	2	—	584,290
90 – 94	219,475	12,631	77	4	—	—	232,187
<90	59,324	426	3	—	—	—	59,753
No score(1)	165,593	29,002	5,115	626	127	7	200,470
Total loan receivables	$2,156,380	$277,122	$51,186	$1,263	$130	$7	$2,486,088

(1)This balance represents loan receivables in new markets without sufficient data currently available for use by the Affirm scoring methodology including loan receivables originated in Canada and Australia.

	Net Charge-offs by Fiscal Year of Origination
	2022	2021	2020	2019	2018	Prior	Total
Current period charge-offs	(50,207)	(16,790)	(250)	(32)	(1)	—	(67,280)
Current period recoveries	2,080	2,479	777	669	250	190	6,445
Current period net charge-offs	$(48,127)	$(14,311)	$527	$637	$249	$190	$(60,835)

Loan receivables are defined as past due if either the principal or interest have not been received within four calendars days of when they are due in accordance with the agreed upon contractual terms. The following table presents an aging analysis of the amortized cost basis of loans held for investment and loans held for sale by delinquency status (in thousands):

	March 31, 2022	June 30, 2021
Non-delinquent loans	$2,330,666	$1,939,976
4 – 29 calendar days past due	63,010	43,838
30 – 59 calendar days past due	33,471	17,267
60 – 89 calendar days past due	30,231	12,044
90 – 119 calendar days past due	28,710	6,759
Total amortized cost basis	$2,486,088	$2,019,884

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

The following table details activity in the allowance for credit losses (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Balance at beginning of period	$158,289	$124,992	117,760	95,137
Adjustment due to adoption of new accounting standard	—	—	—	10,083
Provision for credit losses	62,021	(993)	172,720	39,190
Charge-offs	(67,280)	(14,537)	(145,307)	(40,377)
Recoveries of charged-off receivables	6,445	4,292	14,302	9,721
Balance at end of period	$159,475	$113,754	159,475	113,754

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

The transaction costs associated with the acquisition were approximately $0.2 million for the nine months ended March 31, 2022, which are included in general and administrative expense within the interim condensed consolidated statements of operations and comprehensive loss. There were no transaction costs associated with the acquisition for the three months ended March 31, 2022.

Pro forma adjustments would only include the additional amortization that would have been charged assuming the intangible assets had been recorded as of July 1, 2020. Such adjustments would not be material to the consolidated statements of operations and comprehensive loss for the three and nine months ended March 31, 2021.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life (in years)
Developed technology	$6,900	3.0
Trademarks	75	1.0
Total intangible assets	$6,975

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

Pro forma adjustments would only include the additional amortization that would have been charged assuming the intangible assets had been recorded as of July 1, 2019. Such adjustments would not be material to the consolidated statements of operations and comprehensive loss for the three and nine months ended March 31, 2021.

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

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life (in years)
Developed technology	$16,200	3.0
Merchant relationships	29,200	5.0
Trade name	500	1.0
Total intangible assets	$45,900

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

	Three Months Ended March 31,	Nine Months Ended March 31,
	2021	2021
Revenue	$234,271	$618,356
Net loss	$(291,597)	$(329,540)

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

	Fair Value	Useful Life (in years)
Developed technology	$6,127	3.0
Merchant relationships	9,505	4.0
Trade name	1,021	5.0
Total intangible assets	$16,653

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

Nine Months Ended March 31,
2021
Revenue	$617,340
Net loss	$(347,511)

6.   Balance Sheet Components

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, and servicing fees due from third-party loan owners. We evaluate accounts receivable estimated to be uncollectible and provide an allowance, as necessary, for doubtful accounts. This allowance was $12.0 million and $4.1 million as of March 31, 2022 and June 30, 2021, respectively.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the nine months ended March 31, 2022 were as follows (in thousands):

Balance as of June 30, 2021	$516,515
Additions	33,410
Effect of foreign currency translation	(2,532)
Balance as of March 31, 2022	$547,393

Refer to Note 5. Business Combinations for a description of additions to goodwill during the nine months ended March 31, 2022. No impairment losses related to goodwill were recorded during the nine months ended March 31, 2022 and 2021.

Intangible assets consisted of the following (in thousands):

	March 31, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$38,657	$(8,335)	$30,322	3.8
Developed technology	39,967	(12,715)	27,252	2.2
Trademarks and domains, definite	1,538	(718)	820	2.8
Trademarks and domains, indefinite	2,146	—	2,146	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$82,658	$(21,768)	$60,890

	June 30, 2021
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$38,951	$(2,192)	$36,759	4.5
Developed technology	30,176	(2,930)	27,246	2.8
Trademarks and domains (1)	3,769	(194)	3,575	3.3
Other intangibles	350	—	350	Indefinite
Total intangible assets	$73,246	$(5,316)	$67,930

(1)As of June 30, 2021, trademarks and domains included both definite and indefinite intangible assets.

Amortization expense for intangible assets was $5.5 million and $16.4 million for the three and nine months ended March 31, 2022, respectively, and $1.2 million for both the three and nine months ended March 31, 2021. No impairment losses related to intangible assets were recorded during the three and nine months ended March 31, 2022 and 2021.

The expected future amortization expense of these intangible assets as of March 31, 2022 is as follows (in thousands):

2022 (remaining three months)	$5,406
2023	21,416
2024	19,287
2025	7,274
2026 and thereafter	5,011
Total amortization expense	$58,394

Commercial Agreement Assets

In July 2020, we recognized an asset in connection with a commercial agreement with Shopify Inc. (“Shopify”), in which we granted warrants in exchange for the opportunity to acquire new merchant partners. This asset represents the probable future economic benefit to be realized over the four-year expected benefit period and is valued based on the fair value of the warrants on the grant date. We recognized an asset of $270.6 million associated with the fair value of the warrants, which were fully vested as of March 31, 2022. During the three and nine months ended March 31, 2022, we recorded amortization expense related to the commercial agreement asset of $16.7 million and $50.7 million, respectively, and $16.7 million and $48.0 million for the three and nine months ended March 31, 2021, respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

In January 2021, we recognized an asset in connection with a commercial agreement with an enterprise partner, in which we granted stock appreciation rights in exchange for the benefit of acquiring access to the partner's consumers. This asset represents the probable future economic benefit to be realized over the three-year expected benefit period and is valued based on the fair value of the stock appreciation rights on the grant date. We initially recognized an asset of $25.9 million associated with the fair value of the stock appreciation rights. During the three and nine months ended March 31, 2022, we recorded amortization expense related to the asset of $2.0 million and $6.0 million respectively, and $2.1 million for the three and nine months ended March 31, 2021, respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

In November 2021, we entered into a commercial agreement with Amazon.com Services LLC and Amazon Payments, Inc. ("Amazon") and granted warrants in exchange for certain exclusivity and performance provisions and the benefit of acquiring new users. In connection with the agreements, we recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested upon execution of the agreement. The asset was valued based on the fair value of the warrants on the grant date and represents the probable future economic benefit to be realized over the approximately 3.2 year remaining initial term of the commercial agreement. For the three and nine months ended March 31, 2022, we recognized amortization expense of $10.2 million and $16.0 million respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense. Refer to Note 14. Redeemable Convertible Preferred Stock and Stockholders’ Equity for further discussion of the warrants.

Other Assets

    Other assets consisted of the following (in thousands):

	March 31, 2022	June 30, 2021
Operating lease right-of-use assets	$52,391	$57,828
Derivative instruments	43,437	2,880
Prepaid payroll taxes for stock-based compensation	35,172	111,278
Equity securities, at cost	33,172	11,278
Prepaid expenses	23,271	21,069
Processing reserves	21,240	14,042
Other receivables	15,055	26,423
Other assets	6,713	29,881
Total other assets	$230,451	$274,679

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands)

	March 31, 2022	June 30, 2021
Contingent consideration liability	$119,008	$153,447
Operating lease liability	67,905	74,952
Collateral held for derivative instruments	44,859	2,780
Accrued expenses	44,493	47,674
Commercial agreement liability	—	25,357
Other liabilities	37,042	19,367
Total accrued expenses and other liabilities	$313,307	$323,577

Our acquisition of PayBright included consideration transferred and shares held in escrow, contingent upon the achievement of future milestones. We classified the contingent consideration as a liability and will remeasure the liability to its fair value at each reporting date until the contingency is resolved. As of March 31, 2022, the fair value of the contingent consideration liability was $119.0 million. For further details on our fair value methodology with respect to the contingent consideration, see Note 13. Fair Value of Financial Assets and Liabilities.

In January 2021, we recognized a liability in connection with a commercial agreement with an enterprise partner of $25.9 million. As of March 31, 2022, we have fully settled this liability.

7. Leases

We lease facilities under operating leases with various expiration dates through 2030. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from 180 days to one year. As of March 31, 2022, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to nine years.

We have elected the practical expedient allowing the combination of lease and non-lease components by class of underlying asset. We have also elected the short-term lease exception and will not recognize right-of-use assets or lease liabilities for qualifying leases with a term of less than 12 months from lease commencement.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. The cash collateral and deposits for the letters of credit have been recognized as restricted cash in the interim condensed consolidated balance sheets and totaled $9.6 million and $9.9 million as of March 31, 2022 and June 30, 2021, respectively.

The discount rate used in determining the lease liability for each individual lease was derived from a corporate yield curve which corresponded with the remaining lease term as of July 1, 2020 for leases that existed at the adoption of Leases (ASC Topic 842) (“ASC 842”) and as of the lease commencement date for leases subsequently entered into or modified after July 1, 2020.

The impairment expense related to leases during the three and nine months ended March 31, 2022 was not material to our interim condensed consolidated statements of operations. For the three and nine months ended March 31, 2021, we recognized impairment expense of $11.1 million for several of our operating lease right-of-use assets, included in general and administrative expense on our interim condensed consolidated statements of operations and comprehensive loss.

Total lease expense incurred for all locations totaled $3.9 million and $11.4 million for the three and nine months ended March 31, 2022, respectively, and $4.1 million and $12.0 million for the three and nine months ended March 31, 2021, respectively. Total lease expense incurred for short term leases with a term 12 months or less totaled $0.1 million and $0.3 million for the three and nine months ended March 31, 2022, respectively, and $0.2 million and $1.1 million for the three and nine months ended March 31, 2021, respectively.

We have subleased a portion of our leased facilities. Sublease income totaled $0.9 million and $2.3 million during the three and nine months ended March 31, 2022, respectively. There was no sublease income during the three and nine months ended March 31, 2021.

Lease term and discount rate information are summarized as follows:

March 31, 2022
Weighted average remaining lease term (in years)	5.2
Weighted average discount rate	4.6%

Maturities of lease liabilities as of March 31, 2022 are as follows (in thousands) for the years ended:

2022 (remaining three months)	$4,075
2023	15,832
2024	15,812
2025	16,119
2026 and thereafter	25,638
Total lease payments	77,476
Less imputed interest	(9,571)
Present value of lease liabilities	$67,905

8.   Commitments and Contingencies

Repurchase Obligation

Under the normal terms of our whole loans sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representation and warranties is identified. Generally, a breach in representation and warranties would occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. The aggregate outstanding balance of loans held by third-party investors or unconsolidated VIEs was $4,036.4 million and $2,453.9 million as of March 31, 2022 and June 30, 2021, respectively, of which we have recorded a repurchase liability of $2.3 million and $2.1 million as of March 31, 2022 and June 30, 2021, respectively, within accrued expenses and other liabilities in our interim condensed consolidated balance sheets.

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

Toole v. Affirm Holdings, Inc.

On February 28, 2022, plaintiff Jeffrey Toole filed a putative class action against Affirm and Max Levchin in the U.S. District Court for the Northern District of California (the “Toole action”). The Toole complaint alleges that Affirm violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder by issuing and then subsequently deleting a tweet from its official Twitter account on February 10, 2022, which omitted full details of Affirm’s second quarter fiscal 2022 financial results. Toole seeks class certification, unspecified compensatory and punitive damages, and costs and expenses.

Vallieres v Levchin, et al.

On April 25, 2022, plaintiff Michael Vallieres filed a derivative lawsuit in the U.S. District Court for the Northern District of California against Affirm, as a nominal defendant, and certain of Affirm’s current officers and directors as defendants based on allegations substantially similar to those in the Toole action. The Vallieres complaint purports to assert claims on Affirm's behalf for breach of fiduciary duty, gross mismanagement, abuse of control, unjust enrichment, and contribution under the federal securities laws, and seeks corporate reforms, unspecified damages and restitution, and fees and costs.

Concentrations of Credit Risk

We have substantial credit risk primarily in our consumer loans held for investment and in our cash and cash equivalents. We maintain our cash and cash equivalents in accounts at regulated domestic financial institutions in amounts that may exceed FDIC insured amounts. We believe we are not exposed to any significant credit risk in these accounts.

We are exposed to default risk on both loan receivables purchased from our originating bank partners and loan receivables that are self-originated. The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions. Loans receivables are diversified geographically. As of March 31, 2022 and June 30, 2021, approximately 12% and 15%, respectively, of loan receivables related to customers residing in the state of California. No other states or provinces exceeded 10%.

Concentrations of Revenue

For the three and nine months ended March 31, 2022, there were no merchants that exceeded 10% of total revenue, and for the three and nine months ended March 31, 2021, approximately 20% and 31%, respectively, of total revenue was driven by one merchant.

9.   Transactions with Related Parties

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). Some of our directors, principal officers, and their immediate families have received loans facilitated by us, in accordance with our regular consumer loan offerings. As of March 31, 2022, the outstanding balance and interest earned on such accounts is immaterial.

10.   Debt

Debt encompasses funding debt, convertible senior notes and our revolving credit facility.

Funding Debt

Funding debt and its aggregate future maturities consists of the following (in thousands):

	March 31, 2022	June 30, 2021
2022	$208,468	$104,159
2023	—	460,289
2024	393,480	22,705
2025	—	—
2026 and thereafter	308,858	102,203
Total	$910,806	$689,356
Deferred debt issuance costs	(9,573)	(8,754)
Total funding debt, net of deferred debt issuance costs	$901,233	$680,602

Warehouse Credit Facilities

Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. Each trust entered into a credit agreement and security agreement with a third-party as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are referred to as funding debt and these proceeds from the borrowings can only be used for the purposes of facilitating loan funding and origination, with advance rates ranging from 79% to 88% of the total collateralized balance. These trusts are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm. These revolving facilities mature between fiscal years 2024 and 2029, and subject to covenant compliance, generally permit borrowings up to 12 months prior to the final maturity date of each respective facility. As of March 31, 2022, the aggregate commitment amount of these facilities was $1,975.0 million on a revolving basis, of which $702.0 million was drawn, with $1,272.7 million remaining available. Some of the loans originated by us or purchased from the originating bank partners are pledged as collateral for borrowings in our facilities. The unpaid principal balance of these loans totaled $803.7 million and $664.1 million as of March 31, 2022 and June 30, 2021, respectively.

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

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of March 31, 2022, we were in compliance with all applicable covenants in the agreements.

Other Funding Facilities

Prior to our acquisition of PayBright on January 1, 2021, PayBright entered into various credit facilities utilized to finance the origination of loan receivables in Canada. Similar to our warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by PayBright loan receivables pledged to the respective facility as collateral, mature in 2022, and bear interest based on a benchmark rate plus a spread ranging from 1.25% to 4.25%.

As of March 31, 2022, the aggregate commitment amount of these facilities was $419.0 million on a revolving basis, of which $172.3 million was drawn, with $246.8 million remaining available. The unpaid principal balance of loans pledged to these facilities totaled $199.5 million as of March 31, 2022.

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth at the PayBright subsidiary level or the Affirm Holdings level. As of March 31, 2022, we were in compliance with all applicable covenants in the agreements.

Repurchase Agreements

We entered into certain sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. The repurchase agreements each have an initial term of three months and subject to mutual agreement by Affirm and the counterparty, we may enter into a repurchase date extension for an additional three month term at market interest rates on such extension date. As of March 31, 2022, the interest rates were 1.58% for 2022-X1 and 1.79% for 2021-Z1 and 2021-Z2 on the senior pledged securities and 3.23% for 2022-X1and 3.44%

for 2021-Z1 and 2021-Z2 on the residual certificate pledged securities. We had $36.2 million and $13.9 million in debt outstanding under our repurchase agreements disclosed within funding debt on the interim condensed consolidated balance sheets as of March 31, 2022 and June 30, 2021, respectively. The debt will be amortized through regular principal and interest payments on the pledged securities. The outstanding debt relates to $42.7 million and $16.2 million in pledged securities disclosed within securities available for sale at fair value on the interim condensed consolidated balance sheets as of March 31, 2022 and June 30, 2021, respectively.

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

The convertible senior notes outstanding as of March 31, 2022 consisted of the following (in thousands):

	Principal Amount	Unamortized Discount and Issuance Cost	Net Carrying Amount
Convertible Senior Notes	$1,725,000	$(19,376)	$1,705,624

The 2026 Notes do not bear interest. In the three and nine months ended March 31, 2022, we recognized $1.0 million and $1.4 million, respectively, of interest expense related to the amortization of debt discount and issuance costs in the interim condensed consolidated statement of operations and comprehensive loss within other (expense) income, net. As of March 31, 2022, the remaining life of the 2026 Notes is approximately 56 months.

Revolving Credit Facility

On January 19, 2021, we entered into a revolving credit agreement with a syndicate of commercial banks for a $185.0 million unsecured revolving credit facility. This facility bears interest at a rate equal to, at our option, either (a) a Eurodollar rate determined by reference to adjusted LIBOR for the interest period, plus an applicable margin of 2.50% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by The Wall Street Journal as the U.S. prime rate, and (iii) the one-month adjusted LIBOR plus 1.00% per annum, in each case, plus an applicable margin of 1.50% per annum. The revolving credit agreement has a final maturity date of January 19, 2024. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.35% per annum on the undrawn balance available. We executed our right to terminate the revolving credit agreement effective December 15, 2021and no early termination penalties were incurred. We had not drawn on the facility and there was no outstanding balance to be repaid. Upon termination, we accelerated $1.2 million of issuance costs which were recorded in other (expense) income, net.

On February 4, 2022, we entered into a revolving credit agreement with a syndicate of commercial banks for a $165.0 million unsecured revolving credit facility. This facility bears interest at a rate equal to, at our option, either (a) a Secured Overnight Financing Rate (“SOFR”) rate determined by reference to the forward-looking term SOFR rate for the interest period, plus an applicable margin of 1.85% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the U.S. prime rate and (iii) the one-month forward-looking term SOFR rate plus 1.0% per annum, in each case, plus an applicable margin of 0.85% per annum. The revolving credit agreement has a final maturity date of February 4, 2025. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.20% per annum on the undrawn balance available. There are no borrowings outstanding under the facility as of March 31, 2022.

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

As of March 31, 2022, we consolidated Affirm Asset Securitization Trust 2020-Z1 (“2020-Z1”), Affirm Asset Securitization Trust 2020-A (“2020-A”), Affirm Asset Securitization Trust 2020-Z2 (“2020-Z2”), Affirm Asset Securitization Trust 2021-A (“2021-A”) and Affirm Asset Securitization Trust 2021-B (“2021-B”). Each securitization trust issued interest-bearing notes and residual certificates to finance the purchase of the loans facilitated by our platform. At the closing of each securitization, we contributed loans, facilitated through our technology platform and purchased from our originating bank partners, with an aggregate outstanding principal balance of $2,024.3 million. The 2020-Z1 and 2020-Z2 securitizations are secured by static pools of loans contributed at closing, whereas the 2020-A, 2021-A, and 2021-B securitization are revolving and we may contribute additional loans from time to time until the end of the revolving period. For the 2020-Z2 securitization, we purchased $27.9 million of loan receivables from our third-party loan buyers which were then contributed to the trust.

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

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs.

	March 31, 2022
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$839,670	$751,419	$88,251
Securitizations	1,561,401	1,448,913	112,488
Total consolidated VIEs	$2,401,071	$2,200,332	$200,739

	June 30, 2021
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$688,197	$614,882	$73,315
Securitizations	1,115,427	1,178,545	(63,118)
Total consolidated VIEs	$1,803,624	$1,793,427	$10,197

Unconsolidated VIEs

As of March 31, 2022, Affirm Asset Securitization Trust 2021-Z1 (“2021-Z1”), Affirm Asset Securitization Trust 2021-Z2 (“2021-Z2”) and Affirm Asset Securitization Trust 2022-X (“2022-X1”) were unconsolidated VIEs. We did not retain significant economic exposure through our variable interests and therefore we determined that we are not the primary beneficiary as of March 31, 2022.

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

2022-X1

On February 9, 2022, the notes under 2022-X1 securitization were issued as a single class: Class A in the amount of $366.5 million (the “2022-X1 notes”). The 2022-X1 notes bear interest at a fixed rate of 1.75% and have a maturity date of February 16, 2027. Principal and interest payments began in April 2022 and are payable monthly.

The 2022-X1 securitization is secured by a static pool of loans which were contributed at the closing date to the 2022-X1 trust. The loans contributed at closing were facilitated through our technology platform and originated by us or purchased from our originating bank partners, with an aggregate outstanding principal balance of $406.2 million. Of the loans sold to the 2022-X1 trust, we purchased $258.3 million of loan receivables from one of our third-party loan buyers, which were contributed to the trust at closing.

At closing, we retained only a 5% vertical interest in the 2022-X1 trust via our ownership of 5% par amount of the 2022-X1 notes and 5% par amount of the residual interests. We were required to retain these interests for compliance with U.S. risk retention rules. The third-party loan contributor received 95% of the residual certificates at closing.

On the closing date of the 2022-X1 trust, we recognized gain on sales of loans sold to the trust of $13.1 million, which is included within gain on sales of loans in our interim condensed consolidated statements of operations and comprehensive loss.

The following tables present the aggregate carrying value of financial assets and liabilities for unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary:

	March 31, 2022
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$817,633	$766,651	$50,982	$44,092
Total unconsolidated VIEs	$817,633	$766,651	$50,982	$44,092

	June 30, 2021
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$305,414	$304,567	$847	$16,850
Total unconsolidated VIEs	$305,414	$304,567	$847	$16,850

Assets of unconsolidated VIEs include the carrying value for loans held in the 2021-Z1, 2021-Z2, and 2022-X1 trust and cash held in the collection and reserve accounts established for the trust. Liabilities include the outstanding principal balance of the 2021-Z1, 2021-Z2, and 2022-X1 notes.

Maximum exposure to losses represents our exposure through our continuing involvement as servicer and through our retained interests. For 2021-Z1, 2021-Z2 and 2022-X1, this includes $42.7 million in retained notes and residual certificates disclosed within securities available for sale at fair value in our interim condensed consolidated balance sheets and $1.4 million related to our servicing asset and receivables disclosed within other assets in our interim condensed consolidated balance sheets.

Additionally, we may experience a loss due to future repurchase obligations resulting from breaches in representations and warranties in our securitization and third-party sale agreements. In connection with 2021-Z1, 2021-Z2 and 2022-X1, this amount was not material as of March 31, 2022.

Retained Beneficial Interests in Unconsolidated VIEs

The investors of the securitizations have no direct recourse to the assets of Affirm, and the timing and amount of beneficial interest payments is dependent on the performance of the underlying loan assets held within each trust. We have classified our retained beneficial interests in 2021-Z1, 2021-Z2 and 2022-X1 as “available for sale” and as such they are disclosed at fair value in our interim condensed consolidated balance sheets.

See Note 12. Investments and Note 13. Fair Value of Financial Assets and Liabilities for additional information on the fair value sensitivity of the notes receivable and residual certificates. Additionally, as of March 31, 2022, we have pledged the 2021-Z1, 2021-Z2, and 2022-X1 retained beneficial interests as collateral in connection with a repurchase agreement as described in Note 10. Debt.

12.   Investments

Marketable Securities

Marketable securities include certain investments classified as cash and cash equivalents and securities available for sale, at fair value, and consist of the following as of each date presented within the interim condensed consolidated balance sheets (in thousands):

	March 31, 2022	June 30, 2021
Cash and cash equivalents:
Money market funds	$1,461,956	$143,241
Corporate bonds	854	—
Commercial paper	73,689	—
Securities, available for sale:
Certificates of deposit	54,048	—
Corporate bonds	185,432	—
Commercial paper	133,437	—
Government bonds
Non-US	35,775	—
US	165,624	—
Securitization notes receivable and certificates (1)	42,707	16,170
Total marketable securities:	$2,153,522	$159,411

(1)These securities have been pledged as collateral in connection with sale and repurchase agreements as discussed within Note 10. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of March 31, 2022 were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit (1)	$54,168	$27	$(147)	$—	$54,048
Corporate bonds (1)	187,580	5	(1,299)	—	186,286
Commercial paper (1)	207,302	11	(187)	—	207,126
Government bonds
Non-US (1)	36,008	—	(233)	—	35,775
US	166,285	—	(661)	—	165,624
Securitization notes receivable and certificates (2)	43,394	—	(557)	(130)	42,707
Total securities available for sale	$694,737	$43	$(3,084)	$(130)	$691,566

(1)Certificates of deposit, corporate bonds, non-US government bonds and commercial paper include $74.5 million classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
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

As of March 31, 2022 and June 30, 2021, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of March 31, 2022, is as follows:

	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$29,846	$(147)	$—	$—	$29,846	$(147)
Corporate bonds	177,798	(1,299)	—	—	177,798	(1,299)
Commercial paper	126,289	(187)	—	—	126,289	(187)
Government bonds
Non-US	35,775	(233)	—	—	35,775	(233)
US	165,624	(661)	—	—	165,624	(661)
Securitization notes receivable and certificates	42,707	(557)	—	—	42,707	(557)
Total securities available for sale (1)	$578,039	$(3,084)	$—	$—	$578,039	$(3,084)

(1)The number of positions with unrealized losses as of March 31, 2022 totaled 113.

There were no securities available for sale with unrealized losses for which an allowance for credit losses had not been recorded as of June 30, 2021.

The length of time to contractual maturities of securities available for sale as of March 31, 2022, were as follows:

	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$54,168	$54,048	$—	$—	$54,168	$54,048
Corporate bonds	153,996	153,310	33,584	32,976	187,580	186,286
Commercial paper	207,302	207,126	—	—	207,302	207,126
Government bonds
Non-US	31,762	31,656	4,246	4,119	36,008	35,775
US	166,285	165,624	—	—	166,285	165,624
Securitization notes receivable and certificates (1)	32,067	31,510	11,327	11,197	43,394	42,707
Total securities available for sale	$645,580	$643,274	$49,157	$48,292	$694,737	$691,566

(1)Based on weighted average life of expected cash flows as of March 31, 2022.

Gross proceeds from matured or redeemed securities for the three and nine months ended March 31, 2022 were $949.3 million and $1,584.8 million, respectively.

There were no portfolio sales or associated realized gains or losses for available for sale securities for the three and nine months ended March 31, 2022.

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

Equity investments without a readily determinable fair value held at cost were $33.2 million and $11.3 million as of March 31, 2022 and June 30, 2021, respectively, and are included in other assets within the interim condensed consolidated balance sheets.

There have been no unrealized or realized gains and losses due to observable changes in orderly transactions and we did not record any impairment for the three and nine months ended March 31, 2022 or March 31, 2021.

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
Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$1,461,956	$—	$—	$1,461,956
Corporate bonds	—	852	—	852
Commercial paper	—	73,689	—	73,689
Restricted cash:
Securities available for sale:
Certificate of deposit	—	54,048	—	54,048
Corporate bonds	—	185,434	—	185,434
Commercial paper	—	133,437	—	133,437
Government bonds:
Non-U.S.	—	35,775	—	35,775
U.S.	—	165,624	—	165,624
Securitization notes receivable and residual trust certificates	—	—	42,707	42,707
Total securities available for sale	—	574,318	42,707	617,025
Servicing assets	—	—	4,620	4,620
Derivative instruments	—	43,437	—	43,437
Total assets	$1,461,956	$692,296	$47,327	$2,201,579
Liabilities:
Servicing liabilities	$—	$—	$5,606	$5,606
Performance fee liability	—	—	1,584	1,584
Residual trust certificates, held by third-parties	—	—	489	489
Contingent consideration	—	—	119,008	119,008
Profit share liability	—	—	1,878	1,878
Total liabilities	$—	$—	$128,565	$128,565

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$143,241	$—	$—	$143,241
Restricted cash:
Securitization notes receivable and residual trust certificates	—	—	16,170	16,170
Servicing assets	—	—	2,349	2,349
Derivative instruments	—	2,880	—	2,880
Total assets	$143,241	$2,880	$18,519	$164,640
Liabilities:
Servicing liabilities	$—	$—	$3,961	$3,961
Performance fee liability	—	—	1,290	1,290
Residual trust certificates, held by third-parties	—	—	914	914
Contingent consideration	—	—	153,447	153,447
Profit share liability	—	—	2,464	2,464
Total liabilities	$—	$—	$162,076	$162,076

There were no transfers between levels during the periods ended March 31, 2022 and June 30, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Securities Available for Sale

As of March 31, 2022, we held marketable securities classified as available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Derivative Instruments

Our primary objective in holding derivatives is to reduce the volatility in cash flows associated with our funding activities, arising from changes in interest rates. We do not employ derivatives for trading or speculative purposes.

As of March 31, 2022, we used a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risk associated with variable interest rates. Neither the interest rate caps or the interest rate swaps have been designated as hedging instruments.

As of March 31, 2022 and June 30, 2021, the interest rate caps and interest rate swaps are in a net asset position, and classified as Level 2 within the fair value hierarchy, based on prices quoted for similar financial instruments in markets that are not active. The fair values are presented gross within other assets and offsetting collateral received by the counterparty is presented as a liability within accrued expenses and other liabilities on the interim condensed consolidated balance sheets. Any changes in the fair value of these financial instruments are reflected in other (expense) income, net, on the interim condensed consolidated statements of operations and comprehensive loss.

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

Servicing Assets and Liabilities

We sold loans with an unpaid balance of $2,042.5 million and $5,647.5 million for the three and nine months ended March 31, 2022, respectively, and $756.7 million and $2,013.2 million for the three and nine months ended March 31, 2021, respectively, for which we retained servicing rights.

As of March 31, 2022 and June 30, 2021, we serviced loans which we sold with a remaining unpaid principal balance of $4,036.4 million and $2,453.9 million, respectively.

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

We earned $23.5 million and $44.2 million of servicing income for the three and nine months ended March 31, 2022, respectively, and $8.0 million and $17.2 million for the three and nine months ended March 31, 2021, respectively.

As of March 31, 2022 and June 30, 2021, the aggregate fair value of the servicing assets was measured at $4.6 million and $2.3 million, respectively, and presented within other assets on the interim condensed consolidated balance sheets. As of March 31, 2022 and June 30, 2021, the aggregate fair value of the servicing liabilities was measured at $5.6 million and $4.0 million, respectively, and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Servicing Assets
	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Fair value at beginning of period	$2,178	$1,923	$2,349	$2,132
Initial transfers of financial assets	1,991	202	3,105	1,732
Subsequent changes in fair value	451	(5)	(834)	(1,744)
Fair value at end of period	$4,620	$2,120	$4,620	$2,120

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Servicing Liabilities
	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Fair value at beginning of period	$8,626	$2,826	$3,961	$1,540
Initial transfers of financial assets	2,940	1,972	13,826	5,185
Subsequent changes in fair value	(5,960)	(2,550)	(12,181)	(4,477)
Fair value at end of period	$5,606	$2,248	$5,606	$2,248

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of March 31, 2022:

	Unobservable Input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.84%	1.65%	1.29%
	Net default rate	0.87%	9.25%	4.56%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	2.12%	4.26%	3.13%
	Net default rate	1.50%	29.18%	13.76%

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

(1)Estimated cost of servicing a loan as a percentage of unpaid principal balance

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	March 31, 2022	June 30, 2021
Servicing assets
Net default rate assumption:
Net default rate increase of 25%	$(41)	$(7)
Net default rate increase of 50%	$(75)	$(15)
Adequate compensation assumption:
Adequate compensation increase of 25%	$(4,587)	$(2,006)
Adequate compensation increase of 50%	$(9,173)	$(4,011)
Discount rate assumption:
Discount rate increase of 25%	$(64)	$(4)
Discount rate increase of 50%	$(129)	$(1)
Servicing liabilities
Net default rate assumption:
Net default rate increase of 25%	$(26)	$(40)
Net default rate increase of 50%	$(49)	$(61)
Adequate compensation assumption:
Adequate compensation increase of 25%	$4,370	$3,060
Adequate compensation increase of 50%	$8,739	$6,119
Discount rate assumption:
Discount rate increase of 25%	$(512)	$(137)
Discount rate increase of 50%	$(663)	$(263)

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

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Performance Fee Liability
	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
Fair value at beginning of period	$1,530	$1,205	$1,290	$875
Purchases of loans	432	349	1,265	1,070
Settlements Paid	(418)	—	(418)	—
Subsequent changes in fair value	40	(312)	(553)	(703)
Fair value at end of period	$1,584	$1,242	$1,584	$1,242

Significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability are the discount rate, refund rate, and default rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of March 31, 2022:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.78%	2.98%	2.30%

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

The following table summarizes the activity related to the fair value of the residual trust certificates held by third-parties (in thousands):

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Fair value at beginning of period	$619	$914
Repayments	(146)	(549)
Subsequent changes in fair value	16	124
Fair value at end of period	$489	$489

Significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties as of March 31, 2022:

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

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the securitization residual certificates held by third-party investor(s) given hypothetical changes in significant unobservable inputs (in thousands):

March 31, 2022
Discount rate assumption:
Discount rate increase of 25%	$(8)
Discount rate increase of 50%	$(16)
Loss rate assumption:
Loss rate increase of 25%	$(12)
Loss rate increase of 50%	$(23)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$(3)
Prepayment rate decrease of 50%	$(6)

Retained Beneficial Interests in Unconsolidated VIEs

As of March 31, 2022, the Company held notes receivable and residual trust certificates with an aggregate fair value of $42.7 million in connection with the 2021-Z1, 2021-Z2 and 2022-X1 securitizations, which are unconsolidated securitizations. The balances correspond to the 5% economic risk retention the Company is required to maintain as the securitization sponsor. Refer to Note 11. Securitization and Variable Interest Entities for a further description of the 2021-Z1, 2021-Z2 and 2022-X1securitization trusts.

These assets are measured at fair value using a discounted cash flow model, and presented within securities available for sale at fair value on the interim condensed consolidated balance sheets. Changes in the fair value, other than declines in fair value due to credit recognized as an allowance, are reflected in other comprehensive income (loss) on the interim condensed consolidated statements of operations and comprehensive loss. Declines in fair value due to credit are reflected in other (expense) income, net on the interim condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the activity related to the fair value of the residual trust certificates during the three and nine months ended March 31, 2022 (in thousands):

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Fair value at beginning of period	$25,319	$16,170
Additions	22,067	35,762
Cash received (due to payments or sales)	(4,414)	(8,798)
Change in unrealized loss	(402)	(586)
Accrued interest	215	285
Reversal of (impairment on) securities available for sale	(78)	(126)
Fair value at end of period	$42,707	$42,707

Significant unobservable inputs used for our Level 3 fair value measurement of the notes and residual trust certificates are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates as of March 31, 2022:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	2.13%	20.25%	3.81%
Loss rate	0.61%	10.95%	4.15%
Prepayment rate	5.25%	35.00%	23.45%

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the securitization residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

March 31, 2022
Discount rate assumption:
Discount rate increase of 25%	$(319)
Discount rate increase of 50%	$(628)
Loss rate assumption:
Loss rate increase of 25%	$(298)
Loss rate increase of 50%	$(588)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$53
Prepayment rate decrease of 50%	$117

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

The following table summarizes the activity related to the fair value of the PayBright contingent consideration during the three and nine months ended March 31, 2022 (in thousands):

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Fair value at beginning of period	$253,750	$153,447
Subsequent changes in fair value	(136,248)	(28,682)
Effect of foreign currency translation	1,506	(5,757)
Fair value at end of period	$119,008	$119,008

Significant unobservable inputs used for our Level 3 fair value measurement of the PayBright contingent consideration are the discount rate, equity volatility, and revenue volatility. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the contingent consideration as of March 31, 2022:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	13.00%	13.00%	13.00%
Equity volatility	19.00%	103.00%	86.00%
Revenue volatility	11.00%	134.00%	33.00%

The Kite acquisition included $9.0 million of cash held in escrow, the release of which is determined based on employee retention. The acquisition date fair value of the contingent consideration was estimated using a probability-weighted approach in which the likelihoods of potential employee retention outcomes were applied to the respective payout amounts and discounted to present value. The contingent consideration asset is remeasured to fair value at each reporting date based on the remaining amount held in escrow, passage of time, and any changes in expectations regarding employee retention outcomes until the contingency is resolved. The change in fair value of the contingent consideration asset at each reporting date is recognized as a component of other (expense) income, net in the consolidated statements of operations and comprehensive loss for the respective period. During the three months ended March 31, 2022, the contingency was resolved and the fair value of the contingent consideration asset was reduced to zero. For the three and nine months ended March 31, 2022, the change in fair value of the contingent consideration asset was not material.

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

The following table summarizes the activity related to the fair value of the profit share liability during the three and nine months ended March 31, 2022 (in thousands):

	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2022
Fair value at beginning of period	$2,053	$2,465
Facilitation of loans	1,098	4,672
Actual performance	(2,918)	(3,929)
Subsequent changes in fair value	1,645	(1,330)
Fair value at end of period	$1,878	$1,878

Significant unobservable inputs used for our Level 3 fair value measurement of the profit share liability are the discount rate and estimated program profitability. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of March 31, 2022:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	30.00%	30.00%	30.00%
Program profitability	1.25%	3.54%	1.26%

Financial Assets and Liabilities Not Recorded at Fair Value

The following table presents the fair value hierarchy for financial assets and liabilities not recorded at fair value as of March 31, 2022 (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	$3,618	$—	$3,618	$—	$3,618
Loans held for investment, net	2,343,385	—	—	2,410,903	2,410,903
Other assets	11,807	—	11,807	—	11,807
Total assets	$2,358,810	$—	$15,425	$2,410,903	$2,426,328
Liabilities:
Convertible senior notes, net (1)	$1,705,624	$—	$1,213,020	$—	$1,213,020
Notes issued by securitization trusts	1,447,568	—	—	1,406,390	1,406,390
Funding debt	910,806	—	—	910,847	910,847
Total liabilities	$4,063,998	$—	$1,213,020	$2,317,237	$3,530,257

(1)The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.

The following table presents the fair value hierarchy for financial assets and liabilities not recorded at fair value as of June 30, 2021 (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	$13,030	$—	$13,030	$—	$13,030
Loans held for investment, net	1,904,560	—	—	1,883,364	1,883,364
Accounts receivable, net	91,575	—	91,575	—	91,575
Other assets	171,250	—	171,250	—	171,250
Total assets	$2,180,415	$—	$275,855	$1,883,364	$2,159,219
Liabilities:
Accounts payable	$57,758	$—	$57,758	$—	$57,758
Payable to third-party loan owners	50,079	—	50,079	—	50,079
Accrued interest payable	2,751	—	2,751	—	2,751
Accrued expenses and other liabilities	161,502	—	159,387	2,115	161,502
Notes issued by securitization trusts	1,176,673	—	—	1,184,663	1,184,663
Funding debt	689,356	—	—	689,356	689,356
Total liabilities	$2,138,119	$—	$269,975	$1,876,134	$2,146,109

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

On January 12, 2021, prior to our IPO, all outstanding shares of redeemable convertible preferred stock were converted into shares of our common stock on a one-to-one basis and their carrying value of $1,327.3 million was reclassified into stockholders' deficit. Following this conversion, we amended and restated our certificate of incorporation to effect a reclassification of each share of our outstanding common stock into ½ share of Class A common stock and ½ share of Class B common stock, with cash paid for fractional shares. As of March 31, 2022 and June 30, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

Common Stock

The Company had shares of common stock reserved for issuance as follows:

	March 31, 2022	June 30, 2021
Available outstanding under stock option plan	46,442,672	58,417,514
Available for future grant under stock option plan	39,309,914	29,793,755
Total	85,752,586	88,211,269

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

In November 2021, we granted warrants to purchase 22,000,000 shares of common stock in connection with a commercial agreement with Amazon. 7,000,000 of the warrant shares have an exercise price of $0.01 per share and a term of 3.5 years, while the remaining 15,000,000 warrant shares have an exercise price of $100 per share and a term of 7.5 years. We valued the warrants at the grant date using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero; years to maturity of 3.5 and 7.5 years, respectively; volatility of 45%; and a risk-free rate of 0.93% and 1.47%, respectively. In connection with the portion of these warrants that were fully vested upon execution, we recognized a commercial agreement asset of $133.5 million as of December 31, 2021. Refer to Note 6. Balance Sheet Components for more information on the asset and related amortization during the period. The remaining grant-date fair value of the warrants will be recognized within our condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions. During the three and nine months ended March 31, 2022, a total of $102.4 million and $173.0 million, respectively, was recognized within sales and marketing expense, which included $10.2 million and $16.0 million in amortization expense of the commercial agreement asset in the three and nine months ended March 31, 2022, respectively, and $92.2 million and $157.0 million in expense based upon the grant-date fair value for the warrant shares that vested during the three and nine months ended March 31, 2022, respectively.

15.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and restricted stock units (“RSUs”) to employees, officers, directors, and consultants. As of March 31, 2022, the maximum number of shares of common stock which may be issued under the Plan is 118,374,202 Class A shares. As of March 31, 2022 and June 30, 2021, there were 39,309,914 and 29,793,755 shares of Class A common stock, respectively, available for future grants under the Plan.

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

The following table summarizes our stock option activity for the nine months ended March 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2021	31,662,750	$10.42	6.30
Granted	164,748	58.01
Exercised	(12,986,539)	5.14
Forfeited, expired or cancelled	(1,193,026)	23.59
Balance as of March 31, 2022	17,647,933	13.84	6.78
Vested and exercisable, March 31, 2022	11,118,698	$6.81	6.10	$442,482
Vested and exercisable, and expected to vest thereafter(1) March 31, 2022	17,195,165	$12.92	6.73	$586,036

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

When an employee exercises stock options, we collect and remit taxes on the employee’s behalf to applicable taxing authorities. As of March 31, 2022 and June 30, 2021, the balance of equity exercise taxes payable was $19.9 million and $23.7 million, respectively, which is included in accounts payable on the interim condensed consolidated balance sheets.

Stock Options with Early Exercise Rights

In accordance with the Plan, for certain stock options issued prior to the IPO, we allow for early exercise of the options while retaining the right to repurchase any unvested options upon termination of employment at the original exercise price. The proceeds received from early exercise of stock options have been recorded within accrued expenses and other liabilities on the interim condensed consolidated balance sheets. As of March 31, 2022, the early exercise liability totaled $0.5 million.

Value Creation Award

In November 2020, in connection with an overall review of the compensation of Max Levchin, our Chief Executive Officer, in advance of the IPO, and taking into account Mr. Levchin’s leadership since the inception of the Company, the comparatively modest level of cash compensation he had received from the Company during his many years of service, and that he did not hold any unvested equity awards, the Company's Board of Directors approved a long-term, multi-year performance-based stock option grant providing Mr. Levchin with the opportunity to earn the right to purchase up to 12,500,000 shares of the Company's Class A common stock (the “Value Creation Award”). We recognize stock-based compensation on these awards based on the grant date fair value using an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. During the three and nine months ended March 31, 2022, we incurred stock-based compensation expense of $29.0 million and $113.5 million, respectively, associated with the Value Creation Award as a component of general and administrative expense within the interim condensed consolidated statements of operations and comprehensive loss. For both the three and nine months ending March 31, 2021, we incurred stock-based compensation expense of $38.5 million.

As of March 31, 2022, unrecognized compensation expense related to the Value Creation Award was approximately $120.5 million. The period over which such compensation expense will be recognized is approximately 3.8 years.

Restricted Stock Units

RSUs granted prior to the IPO were subject to two vesting conditions: a service-based vesting condition (i.e., employment over a period of time) and a performance-based vesting condition (i.e., a liquidity event in the form of either a change of control or an initial public offering, each as defined in the Plan), both of which must be met in order to vest. The performance-based condition was met upon the IPO. We record stock-based compensation expense for those RSUs on an accelerated attribution method over the requisite service period, which is generally four years.

RSUs granted after IPO are subject to a service-based vesting condition. We record stock-based compensation expense for service-based RSUs on a straight-line basis over the requisite service period, which is generally one to four years.

During the nine months ended March 31, 2022, we awarded 8,530,480 RSUs to certain employees under the Plan.

The following table summarizes our RSU activity during the nine months ended March 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of June 30, 2021	14,242,111	$37.93
Granted	8,530,480	58.29
Vested	(4,780,097)	37.69
Forfeited, expired or cancelled	(1,640,873)	33.57
Non-vested as of March 31, 2022	16,351,621	$45.23

As of March 31, 2022, unrecognized compensation expense related to unvested RSUs was approximately $632.9 million. The weighted-average period over which such compensation expense will be recognized is approximately 2.2 years.

2020 Employee Stock Purchase Plan

On November 18, 2020, our Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”). A total of 9.1 million shares of Class A common stock were reserved and available for issuance under the ESPP as of March 31, 2022. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year. The first offering period began on December 1, 2021. At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
General and administrative	$58,100	$115,566	$187,789	$121,867
Technology and data analytics	33,639	52,058	75,133	56,827
Sales and marketing	5,998	10,568	15,655	11,909
Processing and servicing	650	1,447	1,536	1,760
Total stock-based compensation in operating expenses	98,387	179,639	280,113	192,363
Capitalized into property, equipment and software, net	14,618	6,567	39,691	7,792
Total stock-based compensation expense	$113,005	$186,206	$319,804	$200,155

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

16.   Income Taxes

For the three and nine months ended March 31, 2022, we recorded income tax expense (benefit) of $0.3 million and $0.7 million, respectively, which was primarily attributable to various U.S state and foreign income taxes and the tax amortization of certain intangibles. For three and nine months ended March 31, 2021, we recorded income tax expense (benefit) of $(0.1) million and $0.1 million, respectively, which was primarily attributable to the effects of foreign income taxes and various U.S. state income taxes.

As of March 31, 2022, we continue to recognize a full valuation allowance against our U.S. federal and state as well as the majority of our foreign net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company for the prior three fiscal years. The presence of a three-year cumulative loss limits the ability to consider other subjective evidence, such as our expectations of future taxable income and projections for growth.

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

The following tables present basic and diluted net loss per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Three Months Ended March 31, 2022		Nine Months Ended March 31, 2022
	Class A	Class B	Class A	Class B
Numerator:
Basic and Diluted
Net Loss	$(43,061)	$(11,610)	$(389,424)	$(131,597)
Net Loss Attributable to Common Stockholders	$(43,061)	$(11,610)	$(389,424)	$(131,597)
Denominator:
Basic
Weighted average shares outstanding, basic	224,980,598	60,661,222	208,957,734	70,612,281
Total-basic	224,980,598	60,661,222	208,957,734	70,612,281
Diluted
Weighted average common shares outstanding, diluted	224,980,598	60,661,222	208,957,734	70,612,281
Total-diluted	224,980,598	60,661,222	208,957,734	70,612,281
Net loss per share attributable to common stockholders:
Basic	$(0.19)	$(0.19)	$(1.86)	$(1.86)
Diluted	$(0.19)	$(0.19)	$(1.86)	$(1.86)

	Three Months Ended March 31, 2021		Nine Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Numerator:
Basic
Net Loss	$(150,953)	$(136,098)	$(152,148)	$(165,459)
Net Loss Attributable to Common Stockholders	$(150,953)	$(136,098)	$(152,148)	$(165,459)
Diluted
Net Loss	$(150,953)	$(136,098)	$(152,148)	$(165,459)
Excess return to preferred stockholders on repurchase	—	—	(14,428)	(15,677)
Gain on conversion of convertible debt	—	—	191	207
Interest on convertible debt prior to conversion	—	—	859	933
Net Loss Attributable to Common Stockholders	$(150,953)	$(136,098)	$(165,526)	$(179,996)
Denominator:
Basic
Weighted average shares outstanding, basic	122,691,770	110,617,820	58,520,980	63,640,528
Total-basic	122,691,770	110,617,820	58,520,980	63,640,528
Diluted
Weighted average common shares outstanding, diluted	122,691,770	110,617,820	58,520,980	63,640,528
Weighted average common shares attributable to convertible debt prior to conversion	—	—	583,925	583,925
Total-diluted	122,691,770	110,617,820	59,104,905	64,224,453
Net loss per share attributable to common stockholders:
Basic	$(1.23)	$(1.23)	$(2.60)	$(2.60)
Diluted	$(1.23)	$(1.23)	$(2.80)	$(2.80)

The following common stock equivalents, presented based on amounts outstanding, were excluded from the calculation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of March 31,
	2022	2021
Stock options, including early exercise of options	17,195,165	33,342,527
Restricted stock units	16,351,621	13,975,457
Common stock warrants	5,909,896	350,000
Employee stock purchase plan shares	161,300	—
Total	39,617,982	47,667,984

18.   Segments and Geographical Information

We conduct our operations through a single operating segment and, therefore, one reportable segment.

Revenue

Revenue by geography is based on the billing addresses of the borrower or the location of the merchant’s national headquarters. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
United States	$344,731	$224,863	$956,789	$603,048
Canada	9,975	5,802	28,282	5,636
Other	56	—	87	—
Total	$354,762	$230,665	$985,158	$608,684

Long-Lived Assets

The following table sets forth our long-lived assets, consisting of property, equipment and software, net and operating lease right-of-use assets, by geographic area (in thousands):

	March 31, 2022	June 30, 2021
United States	$190,659	$118,076
Canada	3,240	2,251
Other	$150	$—
Total	$194,049	$120,327

19.   Subsequent Events

Fast Transaction

On April 19, 2022, Affirm completed the closing of the transaction contemplated by a Release and Waiver Agreement entered into with Fast AF, Inc., (“Fast”) relating to the hiring of certain of its employees or service providers and an option to acquire certain of its assets. The purchase price was comprised of (i) $10.0 million in cash and (ii) forgiveness of a $15.0 million senior secured note issued to Fast in April 2022 prior to the closing. Due to the timing of the transaction, the initial accounting for the transaction is incomplete. As a result, the Company is not able to disclose certain information relating to the transaction, including the preliminary fair value of the assets acquired.

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
We have achieved significant growth in recent periods. Our total revenue, net was approximately $354.8 million and $985.2 million for the three and nine months ended March 31, 2022, respectively, and $230.7 million and $608.7 million for the three and nine months ended March 31, 2021, respectively. We incurred net losses of $54.7 million and $521.0 million for the three and nine months ended March 31, 2022, respectively, and $287.1 million and $317.6 million for the three and nine months ended March 31, 2021, respectively.
The combination of our differentiated product offerings, efficient go-to-market strategy, and strong monetization engine has resulted in fast growth.
•Rapid GMV growth.  We grew our Gross Merchandise Volume (“GMV”) by approximately 73% period-over-period to $3.9 billion during the three months ended March 31, 2022 from $2.3 billion during the three months ended March 31, 2021. During the nine months ended March 31, 2022, GMV was $11.1 billion, which represented 91% growth over the nine months ended March 31, 2021.
•Increased consumer engagement.  The number of active consumers on our platform grew by 7.4 million consumers from March 31, 2021 to March 31, 2022, an increase of 137%, to a total of 12.7 million.
•Expanded merchant network.  We have also continued to scale the breadth and reach of our platform. From March 31, 2021 to March 31, 2022, our merchant base expanded from 11,513 to 207,049 active merchants due primarily to continued expansion to merchants related to the Shopify partnership.
Our business is designed to scale efficiently. Our partnerships with banks and other funding relationships have allowed us to remain equity capital efficient. Since July 1, 2016, we have processed approximately $28.6 billion of GMV on our platform. As of March 31, 2022, we had over $9.0 billion in funding capacity from a diverse set of capital partners, including through our warehouse facilities, securitization trusts, and forward flow arrangements, an increase of $2.5 billion from $6.5 billion as of June 30, 2021.
Through the diversity of these funding relationships, the equity capital required to build our total platform portfolio has declined from approximately 4% of the total platform portfolio as of June 30, 2021, to approximately 2% as of March 31, 2022. This metric measures the equity intensity of our business or the amount of capital used in relation to the scale of our enterprise. We define our total platform portfolio as the unpaid principal balance outstanding of all loans facilitated through our platform as of the balance sheet date, including both those loans held for investment and those loans owned by third-parties. This amount totaled $6.7 billion and $4.7 billion as of March 31, 2022 and June 30, 2021, respectively. Additionally, we define the equity capital required as the balance of loans held for investment plus loans held for sale less funding debt and notes issued by securitization trusts, per our interim condensed consolidated balance sheet. This amount totaled $157.7 million and $178.1 million as of March 31, 2022 and June 30, 2021, respectively. Equity capital required as a percent of the last twelve months’ GMV was 1% and 2% as of March 31, 2022 and June 30, 2021, respectively.
We believe that our continued success will depend on many factors, including our ability to attract additional merchant partners, retain our existing merchant partners, and grow and develop our relationships with new and existing merchant partners, help our merchants grow their revenue on our platform, and develop new innovative solutions to establish the ubiquity of our network and breadth of our platform. For a further discussion of trends, uncertainties and other factors that could impact our operating results, see the section entitled “Risk Factors” in Item 1A, which is incorporated herein by reference.

Our Financial Model

Our Revenue Model
From merchants, we earn a fee when we help them convert a sale and facilitate a transaction. While merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering, we generally earn larger merchant fees on 0% APR financing products. For both the three and nine months ended March 31, 2022, 0% APR financing represented 43% of total GMV facilitated through our platform. For the three and nine months ended March 31, 2021, 0% APR financing represented 43% and 45%, respectively, of total GMV facilitated through our platform.
From consumers, we earn interest income on the simple interest loans that we originate or purchase from our originating bank partners. Interest rates charged to our consumers vary depending on the transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. Because our consumers are never charged deferred or compounding interest, late fees, or penalties on the loans, we are not incentivized to profit from our consumers’ hardships. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from one of our originating bank partners or the origination of a loan.
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
We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada and across various states in the U.S. through our consolidated subsidiaries. For the three and nine months ended March 31, 2022, we originated approximately $216.0 million and $645.7 million of loans in Canada, respectively, compared to approximately $103.4 million and $164.7 million for the three and nine months ended March 31, 2021, respectively. For the three and nine months ended March 31, 2022, we directly originated $659.7 million and $1,774.4 million, respectively, of loans in the U.S. pursuant to our state licenses, compared to approximately $108.1 million and $180.7 million for the three and nine months ended March 31, 2021, respectively. For both the three and nine months ended March 31, 2022, we self-originated 22% of total loans through our state and other licenses, compared to 9% and 6% for the three and nine months ended March 31, 2021, respectively.

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in thousands)
Gross Merchandise Volume (GMV)	$3,916,253	$2,257,374	$11,086,766	$5,808,415
GMV
We measure gross merchandise volume to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us. However, the GMV processed through our platform is an indicator of the success of our merchants and the strength of our platform. For the three months ended March 31, 2022, GMV was $3.9 billion, which represented an increase of approximately 73% as compared to $2.3 billion for the three months ended March 31, 2021. For the nine months ended March 31, 2022, GMV was $11.1 billion, which represents an increase of approximately 91% as compared to $5.8 billion for the nine months ended March 31, 2021.

	March 31, 2022	June 30, 2021	March 31, 2021
	(in thousands, except per consumer data)
Active Consumers	12,733	7,121	5,364
Transactions per Active Consumer (x)	2.7	2.3	2.3
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who engages in at least one transaction on our platform during the 12 months prior to the measurement date. As of March 31, 2022, we had 12.7 million active consumers, representing an increase of approximately 79% compared to 7.1 million as of June 30, 2021, and approximately 137% compared to 5.4 million as of March 31, 2021.

Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date. As of March 31, 2022, we had approximately 2.7 transactions per active consumer, an increase of approximately 19% compared to both June 30, 2021 and March 31, 2021. Transactions per active consumer includes incremental transactions completed by active consumers on the PayBright and Returnly platforms during the twelve months prior to the measurement date and prior to the acquisitions of PayBright and Returnly by Affirm.
Factors Affecting Our Performance
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. We have continued to reduce the percentage of our equity capital required to fund our total platform portfolio from approximately 4% as of June 30, 2021, to approximately 2% as of March 31, 2022. The mix of on-balance sheet and off-balance sheet funding is a function of both how we choose to allocate loan volume and the available supply of capital, both of which may also impact our results in any given period.
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
Sales and Marketing Investment
We rely on the strength of our merchant relationships and positive user experience to develop our consumer brand and grow the ubiquity of our platform. During the three and nine months ended March 31, 2022, we increased our investment in sales and marketing channels that we believe will drive further brand awareness and preference among both consumers and merchants. Given the nature of our revenue, our investment in sales and marketing in a given period may not impact results until subsequent periods. Additionally, given the increasingly competitive nature of merchant acquisition, we have previously made, and expect that we may make, significant investments in retaining and acquiring new merchants. We are focused on the effectiveness of sales and marketing spending and will continue to be strategic in maintaining efficient consumer and merchant acquisition.
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
Resilient Allowance Model
At the onset of the COVID-19 pandemic in March 2020, we factored in updated loss multiples using macroeconomic data to reflect stressed expected loss scenarios emerging from forecasted delinquencies and defaults. This stressing of the model resulted in an increase of the allowance for credit losses as a percentage of loans held for investment to a high of 14.8% as of March 31, 2020. In the months subsequent to this and during fiscal year 2021, we saw stronger than expected repayment history in the portfolio and increased credit quality of loans held on our balance sheet from credit tightening, resulting in a release of the allowance over time. As the economic reopening and recovery continues, we believe our allowance model is well equipped to forecast expected loss scenarios resulting from both the shifting product mix of loans on our balance sheet as well as a return to pre-pandemic credit levels over time. The allowance for credit losses as a percentage of loans held for investment increased from 5.8% as of June 30, 2021 to 6.4% as of March 31, 2022 due to a shift in the composition of loans retained on balance sheet. Should macroeconomic factors or expected losses change, we may increase or decrease the allowance for credit losses.
Components of Results of Operations

Revenue
Merchant Network Revenue
Merchant partners are generally charged a fee based on GMV processed through the Affirm platform. The fees vary depending on the individual arrangement between us and each merchant and on the terms of the product offering. The fee is recognized at the point in time the terms of the executed merchant agreement have been fulfilled and the merchant successfully confirms the transaction. We may originate certain loans via our wholly-owned subsidiaries, with zero or below market interest rates. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, resulting in a loss, which we record as a reduction to merchant network revenue and/or virtual card network revenue. In order to continue to expand our consumer base, we may originate loans under certain merchant arrangements that we do not expect to achieve positive revenue. In these instances, the loss is recorded as sales and marketing expense unless it is determined as recoverable in future periods. During the three and nine months ended March 31, 2022, we generated 33% and 35% of our revenue from merchant network fees, respectively. During the three and nine months ended March 31, 2021, we generated 43% and 47% of our revenue from merchant network fees, respectively.
Virtual Card Network Revenue
A smaller portion of our revenue comes from our Virtual Card product. We have an agreement with an issuer processor to facilitate transactions through the issuance of virtual debit cards to be used by consumers at checkout. Consumers can apply for a virtual debit card through the Affirm app and, upon approval, receive a single-use virtual debit card to be used for their purchase online or offline at a non-integrated merchant. The virtual debit card is funded at the time a transaction is authorized using cash held by the issuer processor in a reserve fund, which is ultimately funded and maintained by us. We, or our originating bank partner, then originate a loan to the consumer once the transaction is confirmed by the merchant. The non-integrated merchants are charged interchange fees by the issuer processor for virtual debit card transactions, as with all debit card purchases, and the issuer processor shares a portion of this revenue with us. We also leverage this issuer processor as a means of integrating certain merchants. Similarly, for these arrangements with integrated merchants, the merchant is charged interchange fees by the issuer processor and the issuer processor shares a portion of this revenue with us. This revenue is recognized as a percentage of both our captured volume transacted on the payment processor network and net interchange income, and this revenue is presented net of associated processing fees. We generated 7% of our revenue from virtual card network fees for both the three and nine months ended March 31, 2022, and 6% and 5% of our revenue from virtual card network fees for the three and nine months ended March 31, 2021, respectively.
Interest Income
We also earn revenue through interest earned on loans facilitated by our platform. Interest income includes interest charged to consumers over the term of the consumers’ loans based on the principal outstanding and is calculated using the effective interest method. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from our originating bank partners or the origination of a loan. These discounts and premiums are accreted or amortized over the life of the loan using the effective interest method and represented 34% and 36% of total interest income for the three and nine months ended March 31, 2022, respectively, compared to 33% and 31% for the three and nine months ended March 31, 2021. During the three and nine months ended March 31, 2022, we generated 38% and 40% of our revenue from interest income, respectively. During the three and nine months ended March 31, 2021, we generated 41% and 37% of our revenue from interest income, respectively.
Gain on Sales of Loans
We sell a portion of the loans we originate or purchase from our originating bank partners to third-party investors. We recognize a gain or loss on sale of such loans as the difference between the proceeds received, adjusted for initial recognition of servicing assets and liabilities obtained at the date of sale, and the carrying value of the loan. During the three and nine months ended March 31, 2022, gain on sale was reduced by $0.9 million and $3.1 million due to the net impact of the servicing assets and liabilities of the loans sold, respectively. During both the three and nine months ended March 31, 2022, we generated 15% of our revenue from gain on sales of loans. During the three and nine months ended March 31, 2021, we generated 7% and 8% of our revenue from gain on sales of loans, respectively.
Servicing Income
We earn a specified fee from providing professional services to manage loan portfolios on behalf of our third-party loan owners. Under the servicing agreements with our third-party loan owners, we are entitled to collect servicing fees on the loans that we service, which are paid monthly based upon an annual fixed percentage of the outstanding loan portfolio balance. During the three and nine months ended March 31, 2022, we generated 7% and 4% of our revenue from servicing fees, respectively. During both the three and nine months ended March 31, 2021, we generated 3% of our revenue from servicing fees.
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
As of March 31, 2022, we had 2,233 employees, compared to 1,641 employees as of June 30, 2021. We increased our headcount and personnel related costs across our business in order to support our growth expansion strategy. We expect headcount to continue to increase during fiscal year 2022 given our focus on growth and expansion.
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
Funding Costs
Funding costs consist of interest expense and the amortization of fees for certain borrowings including on balance sheet VIEs and sale and repurchase agreements, and other costs incurred in connection with funding the purchases and originations of loans. Amortization of debt issuance costs totaled $3.6 million and $13.2 million for the three and nine months ended March 31, 2022, respectively, and $1.3 million and $3.7 million for the three and nine months ended March 31, 2021, respectively.
Processing and Servicing
Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense, salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead. Payment processing costs are primarily driven by the number and dollar value of consumer repayments which grow as the number of transactions and GMV processed on our platform increases. Customer care loan servicing costs are primarily staffing costs related to third-party and in-house loan servicing agents, the demand for which generally increases with the number of transactions on our platform. Collection fees are fees paid to agencies as percentages of the dollars of repayment they recuperate from borrowers whose loans had previously been charged off. Platform fees are revenue sharing fees paid to our e-commerce platform partners.
Technology and Data Analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering and product employees as well as our credit and analytics employees who develop our proprietary risk model, which totaled $68.5 million and $172.4 million for the three and nine months ended March 31, 2022, respectively, and $77.5 million and $123.5 million for the three and nine months ended March 31, 2021, respectively.
Additionally, for the three and nine months ended March 31, 2022, $34.4 million and $95.2 million, respectively, of salaries and personnel costs that relate to the creation of internally-developed software were capitalized into property, equipment and software, net on our interim condensed consolidated balance sheets, and we recorded amortization expense of $6.4 million and $15.3 million for the three and nine months ended March 31, 2022, respectively. For the three and nine months ended March 31, 2021, $11.2 million and $18.8 million, respectively, of salaries and personnel costs that relate to the creation of internally-developed software were capitalized into property, equipment and software, net on the interim condensed consolidated balance sheets, and amortized into technology and data analytics expense over the useful life of the developed software. This amortization expense totaled $2.2 million and $7.4 million for the three and nine months ended March 31, 2021, respectively. Additional technology and data analytics expenses include platform infrastructure and hosting costs, third-party data acquisition expenses, and expenses related to the maintenance of existing technology assets and our technology platform as a whole.

Sales and Marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, as well as costs of general marketing and promotional activities, promotional event programs, sponsorships, and allocated overhead. In July 2020, we recognized an asset in connection with a commercial agreement with Shopify in which we granted warrants in exchange for their promotion of the Affirm platform with potential new merchant partners. This asset represents the probable future economic benefit to be realized over the four-year expected benefit period and is valued based on the fair value of the warrants at the grant date. This value is amortized on a straight-line basis over the four-year expected benefit period into sales and marketing expense, due to the nature of the expected benefit. In November 2021, we entered into a commercial agreement with Amazon and granted warrants in exchange for certain exclusivity provisions and the benefit of acquiring new users. In connection with the agreements, we recognized an asset associated with the portion of the warrants that were fully vested upon execution of the agreement. The asset is valued based on the fair value of the warrants on the grant date and represents the probable future economic benefit to be realized over the approximately 3.2 year remaining initial term of the commercial agreement. For the three and nine months ended March 31, 2022, we recognized $102.4 million and $173.0 million of expenses related to the warrants within sales and marketing expense, respectively, which included the amortization expense of the commercial agreement asset and the expense based upon the grant-date fair value for the warrant shares that vested during the period. For the three and nine months ended March 31, 2022, the expense related to warrants and other share-based payments comprised 76% and 62% of sales and marketing expenses, respectively, compared to 29% and 40% for the three and nine months ended March 31, 2021, respectively.
Additionally, in order to continue to expand our consumer base, we may originate certain loans via our wholly-owned subsidiaries with zero or below market interest rates under certain merchant arrangements that we do not expect to achieve positive revenue. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, which results in a loss. These losses are recorded as sales and marketing expense. These losses totaled $3.3 million and $19.1 million, respectively, during the three and nine months ended March 31, 2022, compared to $3.1 million and $4.1 million for the three and nine months ended March 31, 2021, respectively. We expect that our sales and marketing expense will continue to increase as we expand our sales and marketing efforts to drive our growth, expansion, and diversification.
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
Other Income and Expenses
Other (Expense) Income, Net
Other (expense) income, net consists primarily of interest earned on our money market funds included in cash and cash equivalents and restricted cash, interest earned on securities available for sale, gains and losses incurred on derivative agreements, amortization of convertible debt issuance cost and revolving debt facility issuance costs, and fair value adjustments resulting from changes in the fair value of our contingent consideration liability, primarily driven by changes in the market price of our Class A common stock.

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
Results of Operations

The following tables set forth selected interim condensed consolidated statements of operations and comprehensive loss data for each of the periods presented in dollars:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in thousands)
Revenue
Merchant network revenue	$121,054	$97,999	$340,385	$290,894
Virtual card network revenue	23,169	13,809	69,122	30,587
Total network revenue	144,223	111,808	409,507	321,481
Interest income (1)	134,599	94,530	390,256	222,624
Gain on sales of loans (1)	52,484	16,350	141,153	47,344
Servicing income	23,456	7,977	44,242	17,235
Total Revenue, net	$354,762	$230,665	$985,158	$608,684
Operating Expenses (2)
Loss on loan purchase commitment	$46,853	$62,054	$163,796	$195,690
Provision for credit losses	66,294	(1,063)	182,581	40,389
Funding costs	15,824	14,665	50,277	37,077
Processing and servicing	43,371	21,368	110,421	51,668
Technology and data analytics	110,291	104,806	283,293	180,208
Sales and marketing	156,214	58,184	363,650	119,878
General and administrative	142,466	179,999	419,962	253,188
Total Operating Expenses	581,313	440,013	1,573,980	878,098
Operating Loss	$(226,551)	$(209,348)	$(588,822)	$(269,414)
Other (expense) income, net	172,139	(77,773)	68,507	(48,088)
Loss Before Income Taxes	$(54,412)	$(287,121)	$(520,315)	$(317,502)
Income tax expense (benefit)	259	(70)	706	105
Net Loss	$(54,671)	$(287,051)	$(521,021)	$(317,607)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$5,406	$2,829	$3,945	$5,048
Unrealized gain (loss) on securities available for sale, net	(2,105)	—	(3,041)	—
Net Other Comprehensive Income (Loss)	3,301	2,829	904	5,048
Comprehensive Loss	$(51,370)	$(284,222)	$(520,117)	$(312,559)

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in thousands)
Balance at the beginning of the period	$47,960	$71,571	$53,177	$28,659
Additions from loans purchased or originated, net of refunds	87,161	71,294	286,034	201,531
Amortization of discount	(45,443)	(31,625)	(138,853)	(68,843)
Unamortized discount released on loans sold	(40,177)	(29,357)	(150,857)	(79,464)
Balance at the end of the period	$49,501	$81,883	$49,501	$81,883

(2) Amounts include stock-based compensation as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in thousands)
General and administrative	$58,100	$115,566	$187,789	$121,867
Technology and data analytics	33,639	52,058	75,133	56,827
Sales and marketing	5,998	10,568	15,655	11,909
Processing and servicing	650	1,447	1,536	1,760
Total stock-based compensation in operating expenses	98,387	179,639	280,113	192,363
Capitalized into property, equipment and software, net	14,618	6,567	39,691	7,792
Total stock-based compensation expense	$113,005	$186,206	$319,804	$200,155

Comparison of the Three and Nine Months Ended March 31, 2022 and 2021

Total Revenue, net

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentage)
Merchant network revenue	$121,054	$97,999	$23,055	24%	$340,385	$290,894	$49,491	17%
Virtual card network revenue	23,169	13,809	9,360	68%	69,122	30,587	38,535	126%
Total network revenue	144,223	111,808	32,415	29%	409,507	321,481	88,026	27%
Interest income	134,599	94,530	40,069	42%	390,256	222,624	167,632	75%
Gain on sales of loans	52,484	16,350	36,134	221%	141,153	47,344	93,809	198%
Servicing income	23,456	7,977	15,479	194%	44,242	17,235	27,007	157%
Total Revenue, net	$354,762	$230,665	124,097	54%	$985,158	$608,684	376,474	62%
Total Revenue, net for the three and nine months ended March 31, 2022 increased by $124.1 million or 54% and $376.5 million or 62%, respectively, compared to the three and nine months ended March 31, 2021. The increase is primarily due to an increase of $1.7 billion or 73% and $5.3 billion or 91% in GMV on our platform during the quarter, from $2.3 billion and $5.8 billion for the three and nine months ended March 31, 2021, respectively, to $3.9 billion and $11.1 billion for the three and nine months ended March 31, 2022, respectively. This increase in GMV was driven by the strong network effects of the expansion of our active merchant base from 11,513 as of March 31, 2021 to 207,049 as of March 31, 2022, an increase in active consumers from 5.4 million as of March 31, 2021 to 12.7 million as of March 31, 2022, and an increase in average transactions per consumer from 2.3 as of March 31, 2021 to 2.7 as of March 31, 2022.
Merchant network revenue for the three and nine months ended March 31, 2022 increased by $23.1 million or 24% and $49.5 million or 17%, compared to the three and nine months ended March 31, 2021, respectively. Merchant network revenue as a percentage of GMV for the three months ended March 31, 2022 decreased to 3.1% compared to 4.3% for the three months ended March 31, 2021, and decreased to 3.1% for the nine months ended March 31, 2022 compared to 5.0% for the nine months ended March 31, 2021.
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
The increase in merchant network revenue during the three and nine month period was primarily driven by an increase in GMV, partially offset by reductions in the concentration of long-term 0% APR loans, our highest merchant fee category. For the three and nine months ended March 31, 2022, approximately 8% and 10%, respectively, of total revenue was driven by our largest merchant partner by merchant network revenue, Peloton, for which we facilitate long-term 0% APR loans with a higher merchant fee, compared with 20% and 31% of total revenue in the comparative periods. More broadly, for both the three and nine months ended March 31, 2022, loans with term lengths greater than 12 months accounted for 21% of GMV, compared to 30% and 32% for the three and nine months ended March 31, 2021, respectively, primarily due to the increased adoption of our Split Pay product. AOV was lower at $374 and $377 for the three and nine months ended March 31, 2022, respectively, compared to $564 and $577 for the three and nine months ended March 31, 2021, respectively, primarily due to the increased adoption of our Split Pay product.

Additionally, we recorded reductions to merchant network revenue of $21.7 million and $63.9 million for the three and nine months ended March 31, 2022, respectively, associated with the creation of discounts upon origination of loans with par values in excess of the fair value of such loans, compared to $5.4 million and $12.4 million during the three and nine months ended March 31, 2021, respectively. These reductions to merchant network revenue are primarily due to our Split Pay product and our 0% APR lending programs outside of the United States.
Virtual card network revenue for the three and nine months ended March 31, 2022 increased by $9.4 million or 68% and $38.5 million or 126%, compared to the three and nine months ended March 31, 2021, respectively. This increase was driven by an increase in GMV processed through our issuer processor of 75% and 122% for the three and nine months March 31, 2022, respectively, due to increased activity on our virtual card-enabled mobile application as well as growth in existing and new merchants integrated using our virtual card platform. Virtual card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
Interest income for the three and nine months ended March 31, 2022 increased by $40.1 million or 42% and $167.6 million or 75%, respectively, compared to the three and nine months ended March 31, 2021. Generally, interest income is correlated with the changes in the average balance of loans held for investment, as we recognize interest on loans held for investment using the effective interest method over the life of the loan. The average balance of loans held for investment increased by 21% to $2,464.2 million, and by 39% to $2,262.6 million for the three and nine months ended March 31, 2022, respectively, compared to the same period in the prior fiscal year.
As an annualized percentage of average loans held for investment, total interest income increased from approximately 19% during the three months ended March 31, 2021 to 22% during the three months ended March 31, 2022. This change was driven by a decrease in the average proportion of 0% APR loans being held on our interim condensed consolidated balance sheet as a percentage of the total loans held for investment, which decreased from 51% and 47% during the three and nine months ended March 31, 2021 to 39% and 41% during the three and nine months ended March 31, 2022. The shift was largely due to increased concentration of loans with large enterprise merchant partners; those loans tend to be interest-bearing.
We recognize interest income on 0% APR loans via the amortization of the loan discount. Short term 0% APR loans, including Split Pay loans, carry higher annualized discounts as percentages of annualized loan balances than longer term loans, and thus amortize more discount into interest income as percentages of unpaid principal balance than longer term loans. Therefore, the change in the mix of 0% APR loans held for investment is also contributing to the increase in interest income as an annualized percentage of average loans held for investment. The total amortization of discounts on loans held for investment increased by $13.8 million or 44% and $70.0 million or 102% for the three and nine months ended March 31, 2022, respectively, compared with the three and nine months ended March 31, 2021. The amortization of discounts represented 34% and 36% of total interest income for the three and nine months ended March 31, 2022, compared to 33% and 31% for the three and nine months ended March 31, 2021, respectively. This increase included the amortization of discounts arising from self-originated loans held for investment of $33.2 million and $79.7 million during the three and nine months ended March 31, 2022, respectively, which was $7.8 million and $9.7 million for the three and nine months ended March 31, 2021, respectively.
Gain on sales of loans for the three and nine months ended March 31, 2022 increased by $36.1 million or 221%, and $93.8 million or 198%, compared to the three and nine months ended March 31, 2021. We sold loans with an unpaid balance of $756.7 million and $2,013.2 million for the three and nine months ended March 31, 2021, respectively, and $2,042.5 million and $5,647.5 million for the three and nine months ended and March 31, 2022, for which we retained servicing rights. This increase was primarily due to higher loan sale volume, favorable loan sale pricing terms, and optimizing the allocation of loans to loan buyers with higher pricing terms.
Servicing income for the three and nine months ended March 31, 2022 increased by $15.5 million or 194% and $27.0 million or 157%, compared to the three and nine months ended March 31, 2021, respectively. This increase was primarily due to an increase in the average unpaid principal balance of loans owned by third-party loan owners and increases in negotiated servicing rates with new and existing third-party loan owners. Additionally, we recognized an increase of servicing income of $6.4 million related to the changes in fair value of servicing assets and liabilities during the three months ended March 31, 2022, compared with an increase to servicing income of $0.9 million during the three months ended March 31, 2021. Similarly, during the nine months ended March 31, 2022, we recognized an increase of $3.7 million compared with a reduction of $0.2 million during the nine months ended March 31, 2021.
Operating Expenses

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
	(in thousands)
Loss on loan purchase commitment	$46,853	$62,054	$163,796	$195,690
Provision for credit losses	66,294	(1,063)	182,581	40,389
Funding costs	15,824	14,665	50,277	37,077
Processing and servicing	43,371	21,368	110,421	51,668
Total transaction costs	172,342	97,024	507,075	324,824
Technology and data analytics	110,291	104,806	283,293	180,208
Sales and marketing	156,214	58,184	363,650	119,878
General and administrative	142,466	179,999	419,962	253,188
Total operating expenses	$581,313	$440,013	$1,573,980	$878,098
Loss on Loan Purchase Commitment

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentage)
Loss on loan purchase commitment	$46,853	$62,054	$(15,201)	(24)%	$163,796	$195,690	$(31,894)	(16)%
Percentage of total revenue, net	13%	27%			17%	32%
Loss on loan purchase commitment for the three and nine months ended March 31, 2022 decreased by $15.2 million or 24% and $31.9 million or 16%, compared to the three and nine months ended March 31, 2021, respectively. This decrease was due to a decrease in the volume of long-term 0% APR loans purchased from our originating bank partners compared to the prior period, which are purchased above fair market value The decrease in loss on loan purchase commitment is also impacted by changes in the estimate of fair value of the loans driven primarily by the mix of loan terms. During the three and nine months ended March 31, 2022, we purchased $790.6 million and $2,432.8 million, respectively, of 0% APR loan receivables from our originating bank partners, representing a decrease of $35.7 million or 4% and $58.3 million or 2% compared to the three and nine months ended March 31, 2021, respectively.

Provision for Credit Losses

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentage)
Provision for credit losses	$66,294	$(1,063)	$67,357	(6,337)%	$182,581	$40,389	$142,192	352%
Percentage of total revenue, net	19%	—%			19%	7%
Allowance as a percentage of loans held for investment	6.4%	5.2%			6.4%	5.2%
Provision for credit losses generally represents the amount of expense required to maintain the allowance for credit losses on our interim condensed consolidated balance sheet, which represents management’s estimate of future losses. In the event that our loans outperform expectation and/or we reduce our expectation of credit losses in future periods, we may release reserves and thereby reduce the allowance for credit losses, yielding income in the provision for credit losses. The provision is determined by the change in estimates for future losses and the net charge-offs incurred in the period. We record provision expense for each loan we retain as loans held for investment, whether we originate the loan or purchase it from one of our originating bank partners. The allowance as a percentage of loans held for investment increased from 5.2% as of March 31, 2021 to 6.4% as of March 31, 2022 primarily due to a deconcentration of long-term, lower-credit-risk 0% APR loans on our balance sheet and rapid growth of new platforms and partnerships with higher expected losses.
Additionally, during the prior fiscal year, following the loss of our emerging growth company status, we adopted ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326)” using the modified retrospective approach. The amendments replaced the incurred loss impairment methodology for computing our allowance for credit losses with the current expected credit loss model ("CECL"), effective July 1, 2020. As part of this modified retrospective approach to adoption, we recorded an adjustment reducing the provision for credit losses by $16.3 million for the nine months ended March 31, 2021.
During the three months ended March 31, 2022, provision for credit losses expense increased $67.4 million compared to the $1.1 million provision for credit losses income recognized for the three months ended March 31, 2021. Prior year provision for credit losses was recognized as income due to a combination of factors reducing the allowance for credit losses during the three months ended March 31, 2021. Firstly, continued stronger than expected repayment performance of the portfolio resulted in a decrease of approximately $12.3 million. Secondly, we began transitioning to a new underlying data model which incorporates internal improvements to our underwriting and collections processes. This change in model resulted in a decrease of approximately $48.2 million. These decreases were largely offset by allowances recognized on new purchases and originations of loans held for investment in the period with generally higher credit quality. For the nine months ended March 31, 2022, provision for credit losses increased $142.2 million or 352% compared to the nine months ended March 31, 2021. The discrete adjustments in 2021 resulted in prior year provision being unusually low while this year’s figures reflect the intentional normalization of credit.

Funding Costs

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentage)
Funding costs	$15,824	$14,665	$1,159	8%	$50,277	$37,077	$13,200	36%
Percentage of total revenue, net	4%	6%			5%	6%
Funding costs for the three and nine months ended March 31, 2022 increased by $1.2 million or 8%, and $13.2 million or 36%, compared to the three and nine months ended March 31, 2021, respectively. Funding costs for a given period are correlated with the sum of the average balance of funding debt and the average balance of notes issued by securitization trusts. This increase was primarily due to the increase of notes issued by securitization trusts during the current fiscal year, which bear interest at fixed rates. The average balance of notes issued by securitization trusts during the three and nine months ended March 31, 2022 was $1,512.4 million and $1,415.3 million, respectively, compared with $1,029.8 million and $639.6 million, respectively, during the three and nine months ended March 31, 2021. The average balance of funding debt for the three and nine months ended March 31, 2022 was $773.6 million and $688.9 million, respectively, compared with $782.7 million and $770.5 million, respectively, during the three and nine months ended March 31, 2021. Combined, average total debt for the three and nine months ended March 31, 2022 increased by $473.6 million or 26% and $694.0 million or 49%, respectively, compared to the three and nine months ended March 31, 2021 while the average reference interest rate increased by 89% and decreased by 4% during each period, respectively.

Processing and Servicing

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentage)
Processing and servicing	$43,371	$21,368	$22,003	103%	$110,421	$51,668	$58,753	114%
Percentage of total revenue, net	12%	9%			11%	8%
Processing and servicing expense for the three and nine months ended March 31, 2022 increased by $22.0 million or 103% and $58.8 million or 114%, respectively, compared to the three and nine months ended March 31, 2021. This increase was primarily due to a $15.4 million or 152% and $39.8 million or 169%, increase in payment processing fees due to increased payments volume for the three and nine months ended March 31, 2022, respectively. Additionally, processing fees paid to our customer referral partners increased by $1.9 million or 133% and $3.5 million or 117%, for the three and nine months ended March 31, 2022, respectively. Personnel costs decreased by $0.4 million or 8% for the three months ended March 31, 2022 primarily due to employee equity vesting during the three months ended March 31, 2021 as the company went public. Personnel costs increased by $4.1 million or 48% for the nine months ended March 31, 2022 driven by growth in headcount. For the three and nine months ended March 31, 2022, third-party loan servicing and collections spend increased 109% and 80%, respectively, due to increased loan volume.

Technology and Data Analytics

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentage)
Technology and data analytics	$110,291	$104,806	$5,485	5%	$283,293	$180,208	$103,085	57%
Percentage of total revenue, net	31%	45%			29%	30%
Technology and data analytics expense for the three and nine months ended March 31, 2022 increased by $5.5 million or 5% and $103.1 million or 57%, respectively, compared to the three and nine months ended March 31, 2021. For the three months ended March 31, 2022, we saw a $9.0 million or 12% decrease in engineering, product, and data science personnel costs, net of capitalized costs for internally developed software, primarily due to employee equity vesting during the three months ended March 31, 2021 as the company went public. For the nine months ended March 31, 2022, we saw a $48.9 million or 40% increase in personnel costs compared to the nine months ended March 31, 2021 as we continue to support our growth and technology platform as a whole. The largest component of these personnel costs was stock-based compensation, which accounted for an $18.4 million decrease and an $18.3 million increase compared to the three and nine months ended March 31, 2021, respectively, largely due to vesting of RSUs.
Additionally, there was a $14.0 million or 146% and $36.5 million or 137%, increase in data infrastructure and hosting costs for the three and nine months ended March 31, 2022, respectively, compared to the three and nine months ended March 31, 2021, due to increased capacity requirements of our technology platform. There was a $3.4 million or 72% and a $9.1 million or 78%, increase in underwriting data provider costs for the three and nine months ended March 31, 2022, compared to the three and nine months ended March 31, 2021, respectively, due to an increase in applications, partially offset by cost improvements achieved as a result of contract renegotiations.
Sales and Marketing

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentage)
Sales and marketing	$156,214	$58,184	$98,030	168%	$363,650	$119,878	$243,772	203%
Percentage of total revenue, net	44%	25%			37%	20%
Sales and marketing expense for the three and nine months ended March 31, 2022 increased by $98.0 million or 168% and $243.8 million or 203%, compared to the three and nine months ended March 31, 2021, respectively. This increase was primarily due to $102.4 million and $173.0 million of expense related to warrants granted to Amazon during the three and nine months ended March 31, 2022, respectively. Additionally, stock-based compensation related to employees in the sales and marketing functions decreased $4.6 million or 43% compared to the three months ended March 31, 2021, as a result of employee equity vesting during the three months ended March 31, 2021 as the company went public. Stock-based compensation increased $3.7 million or 31%, compared to the nine months ended March 31, 2021 largely due to an increased headcount. Loss on loan originations increased $0.2 million or 6% and $19.1 million or 367%, compared to the three and nine months ended March 31, 2021, respectively, primarily due to an increase in self-originated loans.
Furthermore, there was a $3.7 million or 71% and $23.9 million or 131%, increase in brand and consumer marketing spend during the three and nine months ended March 31, 2022, respectively, compared to the three and nine months ended March 31, 2021, associated with our expanded brand-activation, holiday shopping, lifestyle, and travel marketing campaigns, as well as a $0.6 million or 16% decrease and $7.2 million or 118% increase in business-to-business marketing spend compared to the three and nine months ended March 31, 2021, respectively.

General and Administrative

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentage)
General and administrative	$142,466	$179,999	$(37,533)	(21)%	$419,962	$253,188	$166,774	66%
Percentage of total revenue, net	40%	78%			43%	42%
General and administrative expense for the three months ended March 31, 2022 decreased by $37.5 million or 21% compared to the three months ended March 31, 2021. This decrease was primarily due to a decrease of $57.5 million or 50% in stock-based compensation during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, as a result of employee equity vesting during the three months ended March 31, 2021 as the company went public. The decrease was partially offset by a $22.6 million increase in payroll during the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to an increased headcount. General and administrative expense for the nine months ended March 31, 2022 increased by $166.8 million or 66%, compared to the nine months ended March 31, 2021 primarily due to an increased headcount as we continue to grow our finance, legal, operations, and administrative organizations.
Additionally, professional fees increased by $2.7 million or 35% and $7.5 million or 37%, during the three and nine months ended March 31, 2022, respectively, compared to the three and nine months ended March 31, 2021, to support our acquisitions, international expansion, and regulatory compliance programs.
Other (Expense) Income, net

	Three Months Ended March 31,		Change		Nine Months Ended March 31,		Change
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentage)
Other (expense) income, net	$172,139	$(77,773)	$249,912	(321)%	$68,507	$(48,088)	$116,595	(242)%
Percentage of total revenue, net	49%	(34)%			7%	(8)%
For the three and nine months ended March 31, 2022, other (expense) income, net, was largely comprised of a gain of $136.2 million and a gain of $28.7 million, respectively, recognized based on the change in fair value of the contingent consideration liability associated with our acquisition of PayBright, driven by decreases in the value of our common stock.
For both the three and nine months ended March 31, 2021, other (expense) income, net was primarily comprised of a loss of $78.5 million recognized based on the change in fair value of the contingent consideration liability associated with our acquisition of PayBright, driven by changes in the value of our common stock. Additionally, for the nine months ended March 31, 2021, other (expense) income, net included a gain of $30.1 million recognized upon the conversion of convertible notes into shares of Series G-1 preferred stock. The conversion of convertible notes was accounted for as a debt extinguishment since the number of shares of Series G-1 preferred stock issued upon conversion was variable and this gain represented the difference between the carrying value of the debt at the time of extinguishment and the allocated proceeds.

Liquidity and Capital Resources

Sources and Uses of Funds
We have incurred losses since our inception, accumulating a deficit of $1.4 billion and $0.9 billion as of March 31, 2022 and June 30, 2021, respectively. We have historically financed the majority of our operating and capital needs through the sales of equity securities, borrowings from debt facilities and convertible debt, third-party loan sale arrangements, and cash flows from operations. In September and October 2020, we issued an aggregate of 21,836,687 shares of Series G preferred stock for aggregate cash proceeds of $435.1 million. On January 15, 2021, we closed an initial public offering of our Class A common stock with cash proceeds, before expenses, of $1.3 billion. On November 23, 2021, we issued the 2026 Notes, generating cash proceeds of $1.7 billion.
As of March 31, 2022, our principal sources of liquidity were available for sale securities and cash and cash equivalents, available capacity from revolving debt facilities, revolving securitizations, forward flow loan sale arrangements, and certain cash flows from our operations. We believe that our existing cash balances, available capacity under our revolving debt facilities, revolving securitizations and off-balance sheet loan sale arrangements, and cash from operations, are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs in the long-term. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. Our on- and off-balance sheet facilities provide funding subject to various constraining limits on the financed portfolios. These limits are generally tied to loan-level attributes such as loan term, credit quality, and interest rate, as well as borrower- and merchant-level attributes.
Cash and Cash Equivalents
As of March 31, 2022, we had approximately $2.3 billion of cash and cash equivalents to fund our future operations compared to approximately $1.5 billion as of June 30, 2021. This increase is primarily due to the proceeds of the 2026 Notes issuance on November 23, 2021. Our cash and cash equivalents were comprised of operating bank accounts, money market funds, certificates of deposits, corporate bonds, and other commercial paper with maturities less than three months. Cash and cash equivalents are held primarily for continued investment in our business, for working capital purposes, and to facilitate a portion of our lending activities. Our policy is to invest cash in excess of our immediate working capital requirements in liquid investments and deposit accounts to preserve the principal balance and maintain adequate liquidity.
Restricted Cash
Restricted cash consists primarily of: (i) deposits restricted by standby letters of credit for office leases and merchant partnership agreements; (ii) funds held in accounts as collateral for our originating bank partners; and (iii) servicing funds held in accounts contractually restricted by agreements with warehouse credit facilities and third-party loan owners. We have no ability to draw on such funds as long as they remain restricted under the applicable arrangements.

Funding Debt
The following table summarizes our funding debt facilities as of March 31, 2022:

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2022	$419,018	$208,468
2023	—	—
2024	1,325,000	393,480
2025	—	—
2026 and thereafter	650,000	308,858
Total	$2,394,018	$910,806
Warehouse Credit Facilities
Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. These trusts are consolidated variable interest entities (“VIEs”), and each trust entered into a credit agreement and security agreement with a commercial bank as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are referred to as funding debt. These credit agreements contain operating covenants, including limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on the amount of dividends and stock repurchases. Our funding debt facilities include concentration limits for various loan characteristics including credit quality, product mix, geography, and merchant concentration. As of March 31, 2022, we were in compliance with all applicable covenants in the agreements. Refer to Note 10. Debt in the notes to the interim consolidated financial statements included elsewhere in this Form 10-Q for additional information.
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
Other Funding Facilities
Prior to our acquisition of PayBright on January 1, 2021, PayBright entered into various credit facilities utilized to finance the origination of loans in Canada. Similar to our warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by PayBright loan receivables pledged to the respective facility as collateral, mature in 2022, and bear interest based on a benchmark rate plus a spread ranging from 1.25% to 4.25%.
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
Securitizations
In connection with asset-backed securitizations, we sponsor and establish trusts to ultimately purchase loans facilitated by our platform. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. The assets are transferred into a trust such that the assets are legally isolated from the creditors of Affirm and are not available to satisfy our obligations. These assets can only be used to settle obligations of the underlying trusts. Each securitization trust issued senior notes and residual certificates to finance the purchase of the loans facilitated by our platform. The 2020-Z1, 2020-Z2, 2021-Z1, 2021-Z2 and 2022-X1 securitizations are secured by static pools of loans contributed at closing, whereas the 2020-A, 2021-A and 2021-B securitizations are revolving and we may contribute additional loans from time to time until the end of the respective revolving period. Refer to Note 11. Securitization and Variable Interest Entities.
Cash Flows

The following table summarizes our cash flows for the periods presented:

	Nine Months Ended March 31,
	2022	2021
	(in thousands)
Net Cash Used in Operating Activities	(103,085)	(173,217)
Net Cash Used in Investing Activities	(985,621)	(1,106,378)
Net Cash Provided by Financing Activities(1)	2,066,000	2,753,959

(1) Amounts include net cash provided by the issuance of redeemable convertible preferred stock and convertible debt as follows:

	Nine Months Ended March 31,
	2022	2021
	(in thousands)
Proceeds from issuance of convertible debt, net	$1,704,300	$—
Proceeds from issuance of common stock, net of repurchases	67,656	43,029
Proceeds from initial public offering, net	—	1,305,301
Proceeds from issuance and conversion of redeemable convertible preferred stock, net of repurchases and issuance costs	—	434,529
Net cash provided by equity-related financing activities	$1,771,956	$1,782,859
Net cash provided by debt-related financing activities	460,986	1,098,666
Payments of tax withholding for stock-based compensation	(166,942)	(127,566)
Net cash provided by financing activities	$2,066,000	$2,753,959

Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
Cash used in operating activities for the nine months ended March 31, 2022 was $103.1 million, a decrease of $70.1 million from cash used in operating activities of $173.2 million for the nine months ended March 31, 2021. This reflects our net loss of $520.3 million, adjusted for non-cash charges of $426.9 million. Additionally, we had net cash outflows of $8.6 million provided by changes in our operating assets and liabilities.
Non-cash charges primarily consisted of: provision for credit losses, which increased by $142.2 million or 352% due to a change in product mix for on-balance sheet loans and an unusually low provision expense in the prior comparative period driven by the release of stressed expected loss scenarios and the adoption of CECL; gain on sales of loans, which increased by $93.8 million from $47.3 million for the nine months ended March 31, 2021 due to improved loan sale economics and increased loan sales since the third quarter of the prior fiscal year; and amortization of premiums and discounts, which increased by $69.0 million or 114% due to increased amortization of discounts related to loans purchased from our originating bank partners at a price above fair market value. Furthermore, we incurred $280.1 million of stock-based compensation, up from $192.4 million due to accelerated vesting of RSUs for which the service-based condition had been met prior to the IPO and the performance-based condition was met on the IPO date, and gains of $136.2 million due to the decrease in the fair value of our contingent consideration liability, driven by changes in the value of our common stock.
Our net cash outflows resulting from changes in operating assets and liabilities decreased to $8.6 million for the nine months ended March 31, 2022, compared to net cash outflows of $68.5 million for the nine months ended March 31, 2021. This change was primarily driven by a decrease in other assets due to a reduction of prepaid payroll taxes during the nine months ended March 31, 2022.
Investing Activities
Cash used in investing activities for the nine months ended March 31, 2022 was $985.6 million, a decrease of $120.8 million from $1,106.4 million for the nine months ended March 31, 2021. The main driver of this was $5,867.6 million of repayments of loans, representing an increase of $2,865.2 million, or 95%, compared to the third quarter of the prior year, due to a higher average balance of loans held for investment and generally increasing credit quality of the portfolio. Additionally, we sold $1,330.3 million of loans, representing an increase of $982.1 million or 282% compared to the third quarter of the prior year. These cash inflows were partially offset by $7,529.3 million of purchases of loans, representing an increase of $3,215.5 million or 75% compared to the third quarter of the prior year, due partly to continued growth in GMV. Additionally, we recorded cash outflows of approximately $770.0 million related to purchases of available for sale securities in the current period.
Financing Activities
Cash provided by financing activities for the nine months ended March 31, 2022 was $2,066.0 million, a decrease of $688.0 million from $2,754.0 million during the nine months ended March 31, 2021. A main driver of this was vesting of warrants for common stock of $1,305.3 million during the nine months ended March 31, 2021 compared to no activity during the nine months ended March 31, 2022. Additionally, during the nine months ended March 31, 2022, we saw a $986.0 million decrease in cash inflows from the issuance of notes by our securitization trusts, net of in-period principal repayments, from $1,251.7 million during the nine months ended March 31, 2021. This decrease in net cash inflows was partially offset by the issuance of convertible debt during the nine months ended March 31, 2022, which resulted in net cash inflows of $1,704.3 million, net of debt issuance costs.

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
Concentrations of Revenue
For the three and nine months ended March 31, 2022, there were no merchants that exceeded 10% of total revenue. For the three and nine months ended March 31, 2021 approximately 20% and 31% of total revenue, respectively, was driven by one merchant partner, Peloton. We believe we have a strong relationship with Peloton and, in September 2020, we entered into a renewed merchant agreement with Peloton with an initial three-year term ending in September 2023, which automatically renews for additional and successive one-year terms until terminated. While we believe our growth will facilitate both revenue growth and merchant diversification as we continue to integrate with a wide range of merchants, changes in merchant loan volume and revenue concentration may cause our financial and operating performance to fluctuate significantly from period to period. Our revenue as a percentage of GMV in any given period varies across products. As such, as we continue to expand our network to include more merchants, revenue as a percentage of GMV will vary.
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
Off-Balance Sheet Arrangements

Off-balance sheet loans relate to unconsolidated securitization transactions and loans sold to third-party investors for which we have some form of continuing involvement, including as servicer. For off-balance sheet loan sales where servicing is the only form of continuing involvement, we would only experience a loss if we were required to repurchase such a loan due to a breach in representations and warranties associated with our loan sale or servicing contracts. For unconsolidated securitization transactions where Affirm is the sponsor and risk retention holder, Affirm could experience a loss of up to 5% of both the senior notes and residual certificates. As of March 31, 2022, the aggregate outstanding balance of loans held by third-party investors or off-balance sheet VIEs was $4.0 billion. As of March 31, 2022, we had three off-balance sheet VIEs, the 2021-Z1, 2021-Z2, and 2022-X1 securitization trusts. In the unlikely event principal payments on the loans backing any off-balance sheet securitization are insufficient to pay senior note holders, including any retained interest, then any amounts the Company contributed to the securitization reserve accounts may be depleted. See Note 11. Securitization and Variable Interest Entities of the accompanying notes to our interim condensed consolidated financial statements for more information.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations within the United States, Canada and Australia, and we are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and interest rates. Our market risk exposure is primarily the result of fluctuations in interest rates. Foreign currency exchange rates do not pose a material market risk exposure, as most of our revenue is earned in U.S. dollars.
Interest Rate Risk
Our cash and cash equivalents and certain of our restricted cash as of March 31, 2022 were held primarily in checking, money market, and savings accounts. As of March 31, 2022, we had $1,462.0 million of cash equivalents invested in money market funds, certificates of deposit, corporate bonds, and other commercial paper with maturities less than three months. Our cash and cash equivalents are held for working capital purposes. The fair value of our cash and cash equivalents and certain restricted cash would not be significantly affected by a change in interest rates due to their short-term nature.
Our securities available for sale at fair value as of March 31, 2022 included $617.0 million of marketable debt securities with maturities greater than three months. A rise in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative, liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be material.
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
We rely on a variety of funding sources with varying degrees of interest rate sensitivities. Certain of our funding arrangements bear a variable interest rate. Given the fixed interest rates charged on the loans that we purchase from our originating bank partners or originate ourselves, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Additionally, certain of our loan sale agreements are repriced on a recurring basis using a mechanism tied to interest rates as well as loan performance. Increases in interest rates could reduce our loan sale economics. We also rely on securitization transactions, with notes typically bearing a fixed coupon. Increases in interest rates may result in higher coupons using refinancing. We maintain an interest rate hedging program which eliminates some, but not all, of the interest rate risk. Factoring in this program, as of March 31, 2022, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $30.0 million adverse impact on our annual financial results over the next 12 months.

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

Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information

Item 1. Legal Proceedings

Please refer to Note 8. “Commitments and Contingencies” of the accompanying notes to our interim condensed consolidated financial statements.

From time to time, we may be subject to other legal proceedings and claims in the ordinary course of business. We are not presently a party to any such other legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, results of operations, financial condition, or cash flows. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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
These broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general has, from time to time, experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. We are subject to securities litigation, as described further in Note 8. “Commitments and Contingencies” of the accompanying notes to our interim condensed consolidated financial statements and incorporated by reference in Part II, Item 1-Legal Proceedings. This litigation, and any other securities class actions that may be brought against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The following table presents information with respect to the Company’s repurchases of shares of Class A common stock during the quarter ended March 31, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	1,659	$6.49	—	—
February 1 - 28	—	—	—	—
March 1 - 31	7,813	8.80	—	—
Total	9,472	$8.40	—	—

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

AFFIRM HOLDINGS, INC.

Date: May 13, 2022	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Linford
Michael Linford
Chief Financial Officer
(Principal Financial Officer)