Form 10-K
period 2022-06-30
Affirm Holdings, Inc.
filed 2022-08-29
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2022

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
Yes  ☒   No  ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of December 31, 2021, the aggregate market value of the registrant’s Class A common stock held by non-affiliates was approximately $20.9 billion. As of August 22, 2022, the number of shares of the registrant’s Class A common stock outstanding was 228,959,103 and the number of shares of the registrant's Class B common stock outstanding was 60,109,756.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2022, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”), as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management for future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

•our expectations regarding our future revenue, expenses, and other operating results and key operating metrics;
•our ability to attract new merchants and commerce partners and retain and grow our relationships with existing merchants and commerce partners;
•our ability to compete successfully in a highly competitive industry;
•our ability to attract new consumers and retain and grow our relationships with our existing consumers;
•our expectations regarding the development, innovation, introduction of, and demand for, our products;
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
•the impact of macroeconomic conditions on our business, including the impacts of inflation and a rising interest rate environment; and
•the size and growth rates of the markets in which we compete.
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-K. Other sections of this Form 10-K may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive, heavily regulated and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this report, we cannot guarantee future results, levels of activity, performance, achievements, events, or circumstances. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this report or to conform these statements to actual results or to changes in our expectations. You should read this Form 10-K and the documents that we have filed as exhibits to this report with the understanding that our actual future results, levels of activity, performance, and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

In addition, statements such as “we believe” and similar statements reflect our current beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and you are cautioned not to unduly rely upon these statements.

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investors.affirm.com), our filings with the Securities and Exchange Commission, webcasts, press releases, conference calls, and social media. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. The contents of our website are not incorporated into this filing. We have included our investor relations website address only as an inactive textual reference and do not intend it to be an active link to our website.

PART I
ITEM 1. BUSINESS

Company Overview

Affirm was founded in 2012 with a mission to deliver honest financial products that improve lives. We are building the next generation platform for digital and mobile-first commerce. We believe that by using modern technology, strong engineering talent, and a mission-driven approach, we can reinvent payments and commerce. Our solutions, which are built on trust and transparency, are designed to make it easier for consumers to spend responsibly and with confidence, easier for merchants and commerce platforms to convert sales and grow, and easier for commerce to thrive.

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

Our company is predicated on the principles of simplicity, transparency, and putting people first. Since our founding, we have charged $0 in late fees for missed payments. We never profit from consumers’ mistakes, and we are always transparent in our product offerings. By adhering to these principles, we have built enduring, trust-based relationships with consumers and merchants.

We believe that our technology, underwriting, and risk management are key competitive advantages. Our proprietary technology’s ability to price and assess risk at a transaction level provides a unique advantage compared to legacy payment and credit systems. Our approach to risk management is core to our business model and has been proven to lead to low fraud rates, higher approval rates compared to traditional credit underwriting models, and low credit losses. Our models have been built on billions of data points, including data from over 71 million loans and over seven years of repayments. Furthermore, our risk management models are designed to continuously improve over time, becoming more precise and efficient with each transaction powered by our platform.

What this means for consumers is increased purchasing power and more control and flexibility. As of June 30, 2022, over 23 million consumers have trusted Affirm as their transaction partner. By utilizing our unique risk model predicated on sophisticated machine learning algorithms, proprietary data, and product-level underwriting, we can serve consumers across the credit spectrum and price risk across transaction types. Consumers on our platform represent a broad cross-section of society.

For merchants, Affirm's commerce solutions help drive growth by enhancing demand generation and customer acquisition. Our platform is explicitly designed and engineered to integrate with a wide range of merchants. This is a point of differentiation for us, as we can accommodate and partner with merchants regardless of industry, size, average order value (“AOV”), or customer profile. As of June 30, 2022, we had approximately 235,000 active merchants, ranging from small businesses to large enterprises, direct-to-consumer brands, brick-and-mortar stores, and companies with an omni-channel presence. Our merchants span a diverse range of industries, including sporting goods and outdoors, furniture and homewares, travel and ticketing, apparel, accessories, consumer electronics, and jewelry. No single merchant accounted for more than 10% of total revenue for the fiscal year ended June 30, 2022.

Our business model is designed to align with the interests of both consumers and merchants.

From merchants, we typically earn a fee when we help them convert a sale and power a payment. Merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering; we generally earn larger merchant fees on 0% annual percentage rate (“APR”) financing products. We have two loan product offerings: Split Pay and Core loans. Split Pay is a short-term payment plan with 0% APR, while Core loans include all interest bearing installment loans and 0% APR monthly installment loans with term lengths greater than three months. For fiscal year ended June 30, 2022, Split Pay and Core 0% loans represented 22% and 21%, respectively, of total Gross Merchandise Volume (“GMV”) facilitated through our platform. For fiscal year ended June 30, 2021, Split Pay and Core 0% loans represented 11% and 32%, respectively, of total GMV. This structure incentivizes us to help our merchants convert sales and increase AOV through the commerce and technology solutions offered by our platform.

From consumers, we earn interest income on the simple interest loans that we originate or purchase from our originating bank partners. Interest rates charged to our consumers vary depending on the transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. Because consumers are never charged deferred or compounding interest or late fees, we are not incentivized to profit from our consumers’ mistakes or misfortunes.

We also facilitate the issuance of virtual cards directly to consumers through our app, allowing them to shop with merchants that are not fully integrated with Affirm. When these virtual cards are used over established card networks, we earn a portion of the interchange fee from the transaction.

We have already achieved significant scale, facilitating consumer purchases of $15.5 billion in GMV in fiscal year 2022.

Our Platform

Our business transforms the way consumers and merchants transact by creating a powerful platform built upon honest financial products. Our platform comprises three core elements: point-of-sale payment solutions for consumers, merchant commerce solutions, and a consumer-focused app. We started our business with our core pay-over-time solution at checkout, and have since continued to innovate and expand our product suite by building and acquiring solutions that address the needs of both consumers and merchants. We plan to further add to our solutions over time so that we may offer more benefits to our consumers and merchants.

Consumer features

•Checkout. When purchasing from one of our partner merchants, consumers can choose Affirm as a payment method, giving them the option to pay over time with terms ranging from 6 weeks to 60 months. We monitor merchants’ creditworthiness, consumer complaints and dispute rates, changes in consumer repayment behavior, and other data to give consumers the confidence that merchants integrated with Affirm are committed to delivering honest and delightful experiences.

•Consumer first borrowing. Our frictionless solution makes it easy for consumers to apply for a loan and be approved on the spot. Consumers receive either 0% APR, where they pay no interest, or simple interest loans, where they pay fixed amounts of interest that never compound. We underwrite each transaction individually and—by never charging late fees—we do not profit when consumers fall behind. Our success is fundamentally aligned with our consumers’ success. Our proprietary risk model has consistently outperformed traditional credit models, enabling us to better help eligible consumers finance their purchases. Consumers never pay more than what they agreed to at checkout, even if they miss or are late on a payment.

•Virtual card. Consumers can apply at affirm.com or via the Affirm app and, upon approval, receive a single-use virtual card to use digitally online or in-store at merchants that accept Visa cards. This allows our consumers to use our pay-over-time solutions at merchants that are not integrated with Affirm. Merchants may also elect to use virtual cards as a method to facilitate the offering of the installment loans to allow their customer’s to pay over time.

•Affirm app and marketplace. Our app provides tailored and exclusive offers from merchants based on consumers’ preferences. Consumers can also use the app to set repayment dates that align with their monthly financial budgets. During the fiscal year ended June 30, 2022, 23% of our transactions occurred on the Affirm marketplace.

•High-yield savings account. Through the Affirm app and in partnership with Cross River Bank, we offer an FDIC-insured, interest-bearing savings account, with no minimum deposit requirements or fees.

•Affirm Debit+ card. Through a physical card and/or the customer’s mobile wallet, and in partnership with Visa, Affirm Debit+ allows consumers to pay upfront, from their bank account, or pay later, by using a unique post-purchase feature to instantly convert any eligible transaction into installments in the app.

Merchant features

•Affirm at Checkout. Through our direct application programming interface (“API”), designed for use by developers, merchants can easily incorporate Affirm into their payment and product pages, enabling merchants to achieve incremental sales, expand their target markets and increase customer conversion and loyalty by solving affordability for consumers. Our dollar-based merchant retention rate has consistently exceeded 100% for each cohort of merchants that joined our platform since 2016. We are also able to help merchants increase demand for higher net AOV items.

•Flexible offerings that address a wider range of transactions. Merchants can offer either one or a combination of 0% APR and interest-bearing pay-over-time offerings. Offering 0% APR financing to their customers is a compelling revenue accelerator for merchants, who are able to solve affordability for their customers without resorting to discounts. Merchants have the ability to subsidize and determine the range of interest rates to be paid by their customers.

•Brand-sponsored and other promotional strategies. We have the ability to work with manufacturers on brand-specific promotional financing offers. These promotions are funded by suppliers and then made available through our merchants. The suppliers cover the costs of the lowered APR for their products, with no added costs to our merchants. This gives our merchants a powerful alternative to markdowns as they can increase sales with no impact to their margins. At the same time, suppliers can sell through additional volume. We also partner with merchants to reach consumers with other promotional strategies and offers.

•Merchant dashboard. Our merchant dashboard provides a robust user interface through which each merchant can view transaction data, manage charges, access API keys, and manage and configure the merchant’s Affirm account.

•Analytics. We provide merchants with insightful analytics that help them understand how their various products are performing and other key insights to optimize conversion and customer acquisition costs.

•Client success support. Our high-touch client success team partners with our merchants to analyze performance and provides custom recommendations to optimize AOVs and conversion rates.

•Affirm app. Merchants also have access to Affirm’s app, which provides a marketplace that allows them to efficiently reach customers.

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

•Simple and Compliant Solution. Our direct API, designed for use by developers, allows for site integration with minimal merchant investment. Merchants can easily incorporate our platform into payment and product pages, and we provide a dedicated integration team to assist with issue resolution. Once a merchant has integrated our API, we handle the regulatory aspect of the loans facilitated through our platform, irrespective of state, province, or jurisdiction.

•Returns management. Affirm completed its acquisition of Returnly in May 2021. Returnly helps merchants make product returns and exchanges seamless. With Returnly, eligible consumers receive an instant merchant credit upon initiating a product return, allowing them to order a new or replacement item immediately versus waiting until their return is fully processed. Returnly assumes the product return risk from the merchant and settles orders in real time. Returnly’s offerings are designed to help merchants drive higher repurchase rates, increased revenue from returns and higher customer satisfaction.

Our Competitive Advantages

We believe we have a number of competitive advantages that will continue to contribute to our success.

Strong network effects

We benefit from self-reinforcing network effects, which are advantages that compound with each additional consumer and merchant that joins our network:

•As consumers learn about the key benefits of our solutions, we believe more and more will choose to use our platform, and our consumer base will continue to grow.

•The larger our consumer ecosystem, the more valuable it is to merchants, and the more compelling it is for merchants to offer Affirm as a payment option.

•The more merchants integrated into our network, the more reasons consumers have to shop with Affirm.

•Our costs decrease as a percentage of GMV as our consumer ecosystem expands. For example, the additional data we have on repeat consumers enables us to make better underwriting decisions and therefore generally results in proportionately lower provision for credit losses expense on GMV from repeat customers than from first time customers. For the fiscal years ended June 30, 2022 and 2021, 81% and 72% of the transactions facilitated through our platform were driven by repeat consumers.

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

Our technology is built to handle the immense scale of our data-driven operations — we are capable of processing thousands of checkouts per minute. Our machine learning-based risk models are currently calibrated and validated on billions of individual data points, based on a complex set of variables, and are custom built to effectively detect fraud, price risk, and provide customized recommendations. We consider data beyond traditional credit scores, such as transaction history and credit usage, to predict repayment ability, and leverage this with real-time response data. In some cases, we also are able to access and leverage SKU-level data to assess and underwrite risk for individual transactions before extending access to credit.

Better outcomes generated by our proprietary risk models

We believe our risk model informs our ability to better assess risk. Unlike legacy payment and credit systems, we can assess risk at a transaction level, rather than relying solely on a static consumer credit score. Our integration with our merchant partners allows us to consider the product that the consumer is purchasing when we assess a credit application. We believe our proprietary risk model has translated this advantage into the ability to increase approval rates without deterring consumers with higher APRs or increasing our rate of expected credit losses, enabling us to facilitate a greater volume of transactions from a wider and more diverse segment of consumers. The greater accuracy of our risk model also generally benefits our provision for credit losses on loans we retain.

Our continuously-learning risk model benefits from increasing scale. As data from new transactions are incorporated into our risk algorithms, we are able to more effectively assess a given credit profile.

Our ability to quickly assess, price, and manage risk enables us to generate high quality assets that attract funding sources and generate predictable servicing and interest income as consumers repay over time. Our risk model is designed to comply with our originating bank partners’ credit policies and underwriting procedures and has been proven to lead to low fraud rates and higher approval rates compared to traditional credit underwriting models.

For more information on how our risk model automates the underwriting process for our originating bank partners, see “— Regulatory Environment — State and provincial licensing requirements and regulation.”

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

Our Competition

Our primary competition consists of: legacy payment methods, such as credit and debit cards, including those provided by card issuing banks such as Synchrony, J.P. Morgan Chase, Citibank, Bank of America, Capital One, Goldman Sachs, and American Express; technology solutions provided by payment companies such as Visa and MasterCard; mobile wallets such as PayPal and Apple; and other pay-over-time solutions offered by companies such as Block and Klarna as well as new pay-over-time offerings by legacy financial and payments companies, including those mentioned above.

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

Our Growth Strategy

Our multi-pronged growth strategy is designed to build upon our momentum and unlock opportunities to create even greater value for consumers and merchants.

Expand solutions for merchants and consumers

•Innovate on new consumer product solutions. We plan to continue to innovate and bring new honest financial products to market for consumers. During fiscal 2022, for example, we launched the Affirm Super App and Browser Extension, and see further opportunities to offer shopping services and rewards. We also launched beta releases for Affirm Debit+, a debit card that supports debit transactions and also enables consumers to split eligible purchases into installments via the app, and Crypto Savings, which enables consumers to have access to bitcoin via their Affirm Savings account.

•Increase merchant feature functionality. As we continue to help merchants increase conversion rates, AOVs, and customer satisfaction, we plan to build new tools to help them optimize their customer acquisition strategies and achieve even greater results. For example, during fiscal 2022, we launched Adaptive Checkout™, which dynamically provides optimized biweekly and monthly payment options for each transaction side-by-side in a single integrated checkout solution. In May 2021, Affirm acquired Returnly, which helps direct-to-consumer brands offer their shoppers an instant and seamless returns experience, which can help increase customer satisfaction and conversion rates.

Expand to more higher frequency purchases

We have successfully demonstrated how our solutions can enable and accelerate commerce for larger and considered purchases. A key principle for our next phase of growth is expanding into higher frequency purchases, which we believe will position us to increase engagement with consumers and merchants. We believe this will lead to increased transaction volume on our platform, as well as the expansion of our consumer and merchant network. As of June 30, 2022, we had approximately 3.0 transactions per active consumer, an increase of approximately 31% compared to June 30, 2021 and an increase of 41% compared to June 30, 2020.

Expand consumer reach

•Add more consumers to our network. We will continue marketing across new and existing channels to increase brand awareness with consumers and highlight the value of our platform. We believe this will attract new consumers to try Affirm as a payment option. As we add more consumers to our network, our models become more efficient and robust, allowing us to provide our platform (and the loans it facilitates) to a growing spectrum of consumers. The more consumers that we serve, the better our systems understand how to identify responsible consumers, and the more consumers we can acquire and approve.

•Drive repeat use. We aim to continue driving further repeat use of our platform as we serve consumers beyond their initial purchase via our consumer-centric tools, offerings and the increased diversity of merchants on our network.

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

Expand to new markets

We make our platform available to merchants and eligible consumers in the United States and Canada and, on a more limited basis, in Australia. We will continue to evaluate expanding our platform to new markets. Merchants and consumers anywhere can benefit from a more transparent, fair, and honest way to engage in commerce, and we see an opportunity to generate value in many new markets around the world through our platform.

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

We invest in technology to create this flywheel effect as we believe it builds an increasing and durable competitive advantage as we operate with higher confidence in our model decisions, lower costs of each transaction, and improve our ability to price transactions with a lower margin of error. The increasing scale is leveraged by our technology as increasing value is delivered to participants in our network of merchants, consumers, and capital partners.

•Fraud detection capabilities. To assess transaction fraud risk, we first seek to establish the consumer’s identity using basic information. The consumer is then evaluated by our fraud model, and we will then either move forward in the approval flow, or request additional data from the consumer. Our sophisticated fraud models utilize approximately 80 other data points in order to make a near-instantaneous decision on whether to block a transaction. There are also secondary rules that, when triggered, are designed to send a transaction to fraud investigators.

•Credit check capabilities. Our risk model takes five top-of-mind data inputs and turns them into a total of over 500 data points in order to assess the credit risk of new consumers. Our algorithms model out the repayment probability on a month-to-month basis, and combine these probabilities with the term length, purchase size, merchant, and item being purchased, in order to price and score risk. In the vast majority of cases, we can complete these checks and calculations in a matter of seconds, automating the underwriting process pursuant to our originating bank partners’ underwriting policies. We use application and transaction data to train our model, including data from more than 71.0 million loans and over seven years of repayments.

•Modeling improvements. Our high cadence for modeling, retraining, and recalibration translates into rapid improvements to our models over time. New data is regularly used to retrain each model, meaning they continue to improve as the numbers of consumers, merchants, transactions, and repayments we power on our platform grow. We also perform periodic larger scale updates to our core model and algorithms. We regularly introduce new data signals to be captured by our risk analysis system and make them available to be incorporated into new model development, training, and validation. Additionally, we explore opportunities to capture data outside of our model approvals, in order to make a breadth of data available to future models. During these updates, new signals are captured, and older data interrogated and re-tested to help our models continue to evolve. We have automated the process of constructing, training, calibrating, validating, and updating our models, which allow our scientists and engineers to focus on research, flexibility, and speed. Our models are designed to enable us to adjust our models quickly and efficiently in response to changes in the environment.

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

Sales and Marketing

We have a strong brand and continue to raise awareness by fostering further adoption of our platform through strategic partnerships and multi-channel marketing campaigns. Our marketing strategy includes brand marketing, communications, and co-marketing campaigns that we collaborate on with merchants and partners. Brand marketing increases awareness among consumers and merchants, helping them understand the benefits of our platform. We have historically relied on the strength of our merchant relationships and positive user experience to develop our brand and grow our network. We have achieved significant merchant and consumer adoption without investing heavily in sales and marketing relative to our competitors. We are focused on the effectiveness of sales and marketing spending and will continue to be strategic in maintaining efficient consumer and merchant acquisition. We also utilize dedicated sales teams to grow our merchant base in the United States and Canada, and leverage strategic partnerships with other platforms to expand our merchant and consumer base.

Seasonality

We experience seasonal fluctuations in our revenue as a result of consumer spending patterns. Historically, our revenue has been strongest during the second quarter of our fiscal year due to increases in retail commerce during the holiday season. Adverse events that occur during these months could have a disproportionate effect on our financial results for the fiscal year.

Human Capital Resources

Our employees

As of June 30, 2022, we had a total of 2,552 employees, primarily located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Our Diversity and Inclusion Steering Committee (“DISC”), an internal committee made up of senior leaders from across Affirm, provides oversight, support, and guidance to departments and teams on initiatives that may impact the ability to support diverse populations of key constituencies: employees, consumers and merchants. DISC is also responsible for reviewing that internal and external initiatives reflect our high bar for DEI, and the members help to amplify high-impact DEI efforts happening within their own departments. Below are several highlights from our DEI work in calendar year 2021 (the latest year for which we have issued a DEI Report):
•Affirm launched the Upward Program, a six-month Software Engineering Apprenticeship Program that offers opportunities to individuals with non-traditional backgrounds (those who have developed technical proficiency through a coding school, online certification, etc.).
•We brought more Affirmers into our DEI work by expanding our DEI working groups, which are groups of Affirmers who create and work towards achieving specific DEI goals within their department. In 2021, we started a new DEI working group in our commercial department and began work to stand up a DEI working group in our finance department, in addition to our engineering department working group (launched in 2020).
•Our Merchant & Partner Diversity team launched Affirm’s client-facing Merchant Diversity Survey. Our goal is to establish our commitment to DEI within our merchant network, collect data on Affirm merchants owned by diverse communities, and share promotional opportunities with merchants that opt in. We identified over 1,700 of Affirm’s merchant partners as certified as Women-, Veteran-, or Minority-Owned businesses and Promoted 50+ URG merchants through a quarterly series of internal and external-facing programs.
We annually publish our DEI Report, which discloses certain demographic information relating to our team and outlines our DEI goals, our progress toward them, our areas for improvement, and where we expect to focus our efforts. The 2021 report is available at: www.affirm.com/diversity-inclusion. This website has been provided for convenience only, and the contents of the report and information found on, or accessible through, our website are not a part of, and are not incorporated into, this Annual Report on Form 10-K.

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

Employee incentives and benefits

We provide equity incentives to our employees through the grant of stock options and restricted stock units (“RSUs”) under our equity incentive plan to align their interests with stockholders as “owners” of our company. We also have adopted an Employee Stock Purchase Plan (“ESPP”) pursuant to which eligible employees can purchase shares of our Class A common stock at a discount from the fair market value. We believe these incentive programs allows us to be competitive with comparable companies in our industry by giving us the resources to attract, motivate and retain talented individuals.

We offer comprehensive benefits, including medical, dental, vision, life insurance, paid time off, various voluntary insurance programs, and a 401(k) retirement plan for U.S. employees. Our employee assistance program, financial wellness benefits, legal protection benefits, and identification theft protection benefits offer employees information, referrals, and short-term counseling for personal issues affecting their work or personal life as an added layer of protection. In addition, we offer perks, such as employer-sponsored digital spending wallets, mental health benefits, family & fertility benefits and generous leave and time-off policies, which we believe enhance employee productivity, satisfaction and loyalty.

Regulatory Environment

We operate in a rapidly evolving regulatory environment and are subject to extensive regulation, both directly and indirectly, by way of our partnership with our originating bank partners, under U.S. federal law, the laws of Canada, and Australia, and the laws of the states and provinces in which we operate, among others. These laws cover all aspects of our business and include privacy laws, consumer protection laws, and contractual obligations. We could become subject to additional legal or regulatory requirements if laws or regulations change in the jurisdictions in which we operate. These could include the need to obtain new and different types of licenses in order to conduct our business, such as for lending, brokering, servicing, collections, or money transmission. For more information on the risks relating to our regulatory environment, see the section titled “Risk Factors – Risks Related to Our Regulatory Environment.”

Our lending programs are relatively novel and must comply with regulatory regimes applicable to consumer credit transactions. In addition, the regulatory framework for online lending platforms is evolving and uncertain as federal and state governments consider the application of existing laws and adoption of new laws to regulate these structures. New laws and regulations, as well as continued uncertainty regarding potential new laws or regulations, may negatively affect our business. Certain state and provincial laws may, if applicable, regulate interest rates and other charges and require certain disclosures, and may also require licensing for certain activities. In addition, other laws, public policy, and general principles of equity relating to the protection of consumers, unfair and deceptive practices and debt collection practices may apply to the origination, servicing, and collection of the consumer loans. Certain banking laws and regulations also apply to our originating bank partners.

State and provincial licensing requirements and regulation

Our operations must satisfy the laws and standards of each individual U.S. state and territory, Canadian province, and Australian state in which we operate. This means that when individual states differ in how they allow financing to be provided and used, we must operate consistently in accordance with the most comprehensive requirements.

Our policies and practices approach these requirements with the goal of managing the long-term viability and flexibility of our business model. As such, we have established a business model pursuant to which we may originate loans directly through our platform under our lending, servicing, and brokering licenses across various jurisdictions in the United States, Canada, and Australia, and we may also purchase loans originated by our originating bank partners through our platform. A substantial number of the loans facilitated through our platform in the U.S. are originated through our originating bank partners: Cross River Bank, an FDIC-insured New Jersey state-chartered bank, and Celtic Bank, an FDIC-insured Utah state-chartered industrial bank.

Certain states, provinces, and localities have adopted laws regulating and requiring licensing, registration, notice filing, or other approval by parties that engage in certain activity regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances. Furthermore, certain jurisdictions have also adopted laws requiring licensing, registration, notice filing, or other approval for consumer debt collection or servicing, and/or purchasing or selling consumer loans. We have also received inquiries from regulatory agencies regarding requirements to obtain licenses from or register with those jurisdictions, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. We are also subject to licensing requirements, supervision, and examination by applicable regulatory authorities in the jurisdictions in which we may service loans, solicit or offer loans, or originate loans directly through our platform, and we have obtained or are in the process of obtaining necessary licenses in the jurisdictions in which we do so. Licensing statutes vary from state to state and prescribe different requirements, including but not limited to: restrictions on loan origination and servicing practices (including limits on the type, amount, and manner of fees), solicitation activities, interest rate limits, disclosure requirements, periodic examination requirements, surety bond and minimum specified net worth requirements, periodic financial reporting requirements, notification requirements for changes in principal officers, stock ownership or corporate control, restrictions on advertising, and requirements that loan forms be submitted for review. The application of state and provincial licensing requirements to our business model is not always clear, and while we believe we are in compliance as of June 30, 2022 with applicable licensing requirements, regulators may request or require that we obtain additional licenses or other authorizations in the future, which may subject our business to additional restrictions or requirements.

We and our originating bank partners may also be subject to state law interest rate limitations on personal consumer loans. Certain states have no such limitations, while other jurisdictions impose a maximum rate on such loans. In some jurisdictions, the maximum rate may be less than the rates applicable to the loans facilitated through our platform. If any of the loans facilitated through our platform were found to impose rates higher than the maximum rate for the applicable state, such loans could be in violation of state interest limitation laws, which could result in such loans being unenforceable or reduce or extinguish the principal and/or interest (paid or to be paid) on such loans, or result in fees, damages, and penalties to us or our originating bank partners. Out of an abundance of caution, however, we have sought to voluntarily cap the maximum interest rate we will propose for a loan to borrowers in certain states so that it is below the maximum interest rate that our originating bank partners would otherwise be permitted to charge under applicable law.

Through our partnerships with our originating bank partners, as well as through our state lending licenses to originate loans directly, where applicable, our risk model automates the underwriting process in accordance with our originating bank partners’ underwriting policies, which only our originating bank partners may change and which we must follow in reviewing, approving, and administering loans facilitated by our platform, and our direct lending entity’s underwriting policy. When originating loans through our platform, our originating bank partners may contract to charge interest based on authority granted to state-chartered, FDIC-insured banks under federal law (Section 27 of the Federal Deposit Insurance Act) and based upon legal principles detailed in the FDIC’s final rule relating to Federal Interest Rate Authority, published in the Federal Register on July 22, 2020. Section 27 allows an FDIC-insured bank such as our originating bank partners to charge interest to consumers on a nationwide basis based on the rates allowed by the state where the bank is located. We rely on our originating bank partners’ authority under federal law to establish interest rates and charge interest on the loans our originating bank partners originate through our platform. Cross River Bank and Celtic Bank generally allow a consumer loan borrower to agree to any annual rate of interest up to 30% or 36%, respectively calculated in accordance with the FDIC Federal Interest Rate Authority rule discussed above and other applicable law.

However, if the legal structure underlying our relationship with our originating bank partners was successfully challenged, we may be found to be in violation of state licensing requirements and state laws regulating interest rates and other aspects of consumer lending. In the event of such a challenge or if our arrangements with our originating bank partners were to change or end for any reason, we would need to rely on an alternative bank relationship, find an alternative bank relationship, rely on existing state licenses, obtain new state licenses, pursue a federal charter, offer consumer loans, and/or be subject to the interest rate limitations and loan product requirement limitations of certain states. There are two examples of claims that have been raised that could each, separately or jointly, result in this outcome in some or all states.

First, the FDIC stated that its Federal Interest Rate Authority Rule was promulgated in part to codify the “valid when made” doctrine due to court decisions such as the one in Madden v. Midland Funding, LLC, 786 F.3d 246 (2d Cir. 2015), cert. denied, 136 S.Ct. 2505 (June 27, 2016). In Madden v. Midland Funding, the Second Circuit ruled that federal preemption generally applicable to national banks did not apply to non-bank assignees if the assignee was not acting on behalf of the bank, if the bank no longer had an interest in the loan, or such determination did not significantly interfere with the bank’s exercise of its federal banking powers. Under this rationale, the Second Circuit did not preempt state interest rate limitations that might apply to the non-bank assignees. The Second Circuit’s holding in the Madden case is binding on federal courts in the states of New York, Connecticut, and Vermont. Following the Madden decision, there have been a number of lawsuits in other parts of the country making similar allegations. Under the Federal Interest Rate Authority Rule promulgated by the FDIC, which is the interest rate authority of state-chartered banks (such as our originating bank partners), the interest rate applicable to a loan originated by a state-chartered bank on the date of origination will carry with the loan irrespective of ownership (i.e., the interest rate is “valid when made”). The OCC issued a similar rule on May 29, 2020 with respect to loans originated by national banks. State attorneys general of the states of California, New York and Illinois have filed a lawsuit against the OCC alleging that the OCC had no statutory authority to issue its May 29, 2020 rule regarding the permissibility of interest rates on loans purchased from a national bank and failed to follow required procedures in promulgating the rule. State attorneys general of the states of California, Illinois, Massachusetts, Minnesota, New Jersey, New York, and North Carolina, together with the District of Columbia, filed a similar lawsuit against the FDIC regarding the FDIC Federal Interest Rate Authority Rule. This lawsuit was decided in favor of the FDIC pursuant to the Northern District of California’s decision in California v. FDIC, 2022 U.S. Dist. LEXIS 22719 (N.D. CA, Feb. 8, 2022), in which the court expressly upheld the validity of the FDIC Federal Interest Rate Authority Rule, distinguishing it from the similar rule issued by the OCC. However, it is uncertain whether these or other state attorneys general will file similar suits with respect to any other rule regarding the permissibility of interest rates by the FDIC, OCC or other regulators.

Second, there have also been both private litigation and governmental enforcement actions seeking to recharacterize a lending transaction, claiming that the named lender was not the true lender, and that instead another entity was the true lender or the de facto lender. These claims are traditionally based upon state lending laws, other statutory provisions, or state common law through which a private litigant or governmental agency could seek to license, regulate, or prohibit the activities of the entity they consider the true lender or de facto lender. Any such litigation or enforcement action with respect to a loan facilitated through our platform against us, any successor servicer, prior owners, or subsequent transferees of such loans (including our originating bank partners) could subject them to claims for damages, disgorgement, or other penalties or remedies. On October 27, 2020, under the Trump Administration, the OCC promulgated a final rulemaking setting forth standards for determining the true lender of a loan issued by a national bank. On June 30, 2021, President Biden signed a Congressional Review Act resolution to repeal the OCC's true lender rule, and the OCC may not issue any substantially similar rule without subsequent statutory authorization.

Further, it is unclear whether these rules will be given effect by courts and regulators in a manner that actually mitigates risks relating to state interest rate limits and related risks to us, our originating bank partners, any other program participant, or the loans facilitated through our platform. We could be subject to litigation, whether private or governmental, or administrative action regarding the above claims. The potential consequences of an adverse determination could include the inability to collect loans at the interest rates contracted for, licensing violations, the loans being found to be unenforceable or void, or the reduction of interest or principal, or other penalties or damages. Third-party purchasers of loans facilitated through our platform also may be subject to scrutiny or similar litigation, whether based upon the inability to rely upon the “valid when made” doctrine or because a party other than the originating bank is deemed the true lender.

U.S. federal consumer protection requirements

We must comply with various federal consumer protection regimes, both as a service provider to our originating bank partners and as a loan originator with respect to loans we may originate directly, including but not limited to the following laws and regulations:

• the Truth-in-Lending Act and Regulation Z promulgated thereunder, which require certain disclosures to consumers regarding the terms and conditions of their loans and credit transactions;
• Section 5 of the Federal Trade Commission Act, which prohibits unfair and deceptive acts or practices in or affecting commerce, and Section 1031 of the Dodd-Frank Act, which prohibits unfair, deceptive, or abusive acts or practices (“UDAAP”) in connection with any consumer financial product or service;
• the Equal Credit Opportunity Act (the “ECOA”) and Regulation B promulgated thereunder, which prohibit creditors from discriminating against credit applicants on the basis of race, color, sex, age, religion, national origin, marital status, the fact that all or part of the applicant’s income derives from any public assistance program, or the fact that the applicant has in good faith exercised any right under the Federal Consumer Credit Protection Act or any applicable state law. In addition to acts of intentional discrimination, the ECOA has been interpreted by federal regulators and courts to prohibit creditors from maintaining policies and practices that, while facially neutral, result in a disproportionate, adverse impact on applicants or consumers in protected groups. For this reason, a loan decisioning or credit scoring model must not use any variable that may be deemed a proxy for a protected characteristic such as race, ethnicity, or sex. Further, the variables used in the model must be supported by documented, legitimate business justifications where the model results in a disproportionate effect on applicants or consumers of certain demographic groups;
•the Fair Credit Reporting Act (the “FCRA”), as amended by the Fair and Accurate Credit Transactions Act, and Regulation V promulgated thereunder, which promote the accuracy, fairness, and privacy of information in the files of consumer reporting agencies;
•the Fair Debt Collection Practices Act, Regulation F promulgated thereunder, and the Telephone Consumer Protection Act, each of which provide guidelines and limitations concerning the conduct of certain creditors and third-party debt collectors in connection with the collection of consumer debts;
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
•the Servicemembers Civil Relief Act and similar state laws, which allows active duty military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties; and
•new requirements pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in response to the COVID-19 pandemic, including requirements relating to debt collection and credit reporting.

In addition, many states and local jurisdictions have consumer protection laws analogous to, or in addition to, the federal laws listed above, such as usury laws, state debt collection practices laws, and requirements regarding loan disclosures and terms, credit discrimination, credit reporting, money transmission, recordkeeping, the arranging of loans made by third-parties, and unfair or deceptive business practices. We are also subject to data protection laws and regulations, such as the EU General Data Protection Regulation, Canada’s Personal Information Protection and Electronic Documents Act, Australia’s Privacy Act, and similar state laws such as the California Consumer Privacy Act (the “CCPA”), which includes limitations and requirements surrounding the use, disclosure, and other processing of certain personal information about California residents.

We are also subject to regulation by the Consumer Financial Protection Bureau ("CFPB") under the Dodd-Frank Act and other acts described herein, and we are subject to the CFPB’s enforcement authority with respect to our compliance with these requirements as a facilitator, servicer, acquirer, or originator of consumer credit. The Dodd-Frank Act gives the CFPB supervisory authority over entities that are designated as “larger participants” in certain financial services markets. The CFPB previously announced that it intends to expand its supervisory authority through the use of “larger participant rules” to cover the markets for consumer installment loans and auto title loans. While the CFPB has not yet issued a “larger participant” rule applicable to us, the CFPB indicated in its January 2021 Taskforce on Federal Consumer Financial Law Report that it “believes it is time to articulate some clear standards for this important decision,” and that it recommends the “Bureau should revisit its larger participant rules to assess the cost and benefits of the rules in conducting effective supervision and promoting consumer protection.” In December 2021, the CFPB issued a Request for Information to five of the largest buy-now-pay-later providers, including Affirm. This suggests that the CFPB may issue a proposed rule defining larger participants to include installment lending industry participants. The CFPB may also issue proposed rulemaking or increase its enforcement authority over the Buy Now Pay Later industry, which could subject Affirm to more regulation, examination, and oversight. Moreover, the CFPB recently announced its intention to conduct supervisory examinations over a greater number of nonbank financial technology companies that have engaged in “conduct that poses risks to consumers,” pursuant to its authority under the Dodd-Frank Act. While there is no bright-line standard as to what conduct would constitute posing “risks to consumers” under this authority, the CFPB would be required to issue a Notice of Reasonable Cause that details its bases for concluding that a particular nonbank entity poses risks to consumers, which may include complaints collected by the CFPB or information from other sources. Were the CFPB to promulgate a rule for the direct supervision of non-bank installment lenders, or conclude that Affirm engaged in conduct that poses risks to consumers, it is possible that the CFPB could be permitted to conduct periodic examination of our business, which may increase our risk of regulatory or enforcement actions. The CFPB has also instructed that with respect to federal anti-discrimination laws, creditors are not permitted to use technology that prevents them from providing specific and accurate reasons for adverse actions, and that creditors’ use of complex algorithms should not limit enforcement of ECOA or other federal consumer financial protection laws. Rather,

CFPB Consumer Financial Protection Circular 2022-03, published May 26, 2022, clarified that creditors who use complex algorithms—including artificial intelligence or machine learning technologies—to engage in credit decisions must still provide a notice that discloses the specific, principal reasons for taking adverse action, and that there is no exception for violating the law because a creditor is using technology that has not been adequately designed, tested, or understood.

The CFPB has also made it clear that it expects non-bank entities to maintain an effective process for managing risks associated with vendor relationships, including compliance-related risks. In connection with this vendor risk management process, we are expected to perform due diligence reviews of potential vendors, review their policies and procedures and internal training materials to confirm compliance-related focus, include enforceable consequences in contracts with vendors regarding failure to comply with consumer protection requirements, and take prompt action, including terminating the relationship, in the event that vendors fail to meet our expectations. The CFPB may request reports concerning our organization, business conduct, markets, and activities, and also conduct on-site examinations of our business on a periodic basis.

The CFPB is authorized to collect fines and provide consumer restitution in the event of violations, engage in consumer financial education, track consumer complaints, request data and promote the availability of financial services to underserved consumers and communities. The CFPB, through its enforcement authority, could increase our compliance costs, potentially hinder our ability to respond to marketplace changes, impose requirements to alter products and services that would make them less attractive to consumers and impair our ability to offer products and services profitably. The CFPB is authorized to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties which, for 2022, range from $6,323 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $31,616 per day for reckless violations and $1,264,622 per day for knowing violations. The CFPB monetary penalty amounts are adjusted annually for inflation. Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). In May 2022, the CFPB issued an Interpretive Rule to clarify the authority of states to enforce federal consumer financial protections laws under the Consumer Financial Protection Act of 2010 (“CFPA”). Specifically, the CFPB confirmed that (1) states can enforce the CFPA, including the provision making it unlawful for covered persons or service providers to violate any provision of federal consumer financial protection law; (2) the enforcement authority of states under section 1042 of the CFPA is generally not subject to certain limits applicable to the CFPB’s enforcement authority, such that States may be able to bring actions against a broader cross-section of companies than the CFPB; and (3) state attorneys general and regulators may bring (or continue to pursue) actions under their CFPA authority even if the CFPB is pursuing a concurrent action against the same entity. See CFPB Interpretive Rule regarding Section 1042 of the Consumer Financial Protection Act of 2010 (87 FR 31940, May 26, 2022). If the CFPB or one or more state officials find that we have violated the foregoing laws, they could exercise their enforcement powers in ways that would have a material adverse effect on our business.

In addition, the Biden Administration has brought an increased focus on enforcement of federal consumer protection laws and appointed consumer-oriented regulators at federal agencies such as the CFPB, the OCC and the FDIC. It is possible that such regulators could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our originating bank partners. These regulators may augment requirements that apply to loans facilitated by our platform, or impose new programs and restrictions and could otherwise revise or create new regulatory requirements that apply to us (or our bank partners), impacting our business, operations, and profitability.

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

We are subject to compliance obligations related to U.S. anti-money laundering (“AML”) laws and regulations due, in part, to our partnership with our originating bank partners. With our international footprint, we are also subject to international AML laws and regulations. We have developed and currently operate an enterprise-wide AML program designed to prevent our network from being used to facilitate money laundering, terrorist financing, and other financial crimes, and to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the Patriot Act. Our AML program is also designed to prevent our products from being used to facilitate business in certain countries or territories, or with certain individuals or entities, including those on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Controls and other U.S. and non-U.S. sanctions authorities. Our AML and sanctions compliance programs include policies, procedures, reporting protocols, and internal controls designed to identify, monitor, manage, and mitigate the risk of money laundering and terrorist financing, including the designation of an AML compliance officer to oversee the programs. These controls include procedures and processes to detect and report potentially suspicious transactions, perform consumer due diligence, respond to requests from law enforcement, and meet all recordkeeping and reporting requirements related to particular transactions involving currency or monetary instruments. Our programs are designed to address these legal and regulatory requirements and to assist in managing risk associated with money laundering and terrorist financing. We are also required to maintain this program under our agreements with our originating bank partners, and certain state regulatory agencies have intimated they expect the program to be in place and followed.

We collect, store, use, disclose, transfer, and otherwise process a wide variety of information, including personal information, for various purposes in our business, including to help provide for the integrity of our services and to provide features and functionality to our consumers and merchants. This aspect of our business, including the collection, storage, use, disclosure, transfer, processing, and protection of the information, including personal information, we acquire in connection with our consumers’ and merchants’ use of our services, is subject to numerous privacy, cybersecurity, and other laws and regulations in the United States and foreign jurisdictions. We are subject to a variety of such laws, rules, directives, and regulations, as well as contractual obligations, relating to the processing of personal information. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the collection, storage, use, disclosure, transmission, processing, and protection of information. The regulatory framework for privacy and data protection worldwide is rapidly evolving and, as a result, implementation standards and enforcement practices are likely to continue to evolve for the foreseeable future. Legislators and regulators are increasingly adopting or revising privacy and data protection laws, rules, directives, and regulations that could have a significant impact on our current and planned privacy and data protection-related practices; our processing of consumer or employee information; and our current or planned business activities.

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

Furthermore, an increasing number of state, federal, and international jurisdictions have enacted, or are considering enacting, privacy laws, such as the CCPA, which became effective on January 1, 2020, and the EU General Data Protection Regulation (“GDPR”), which regulates the collection, control, sharing, disclosure and use and other processing of personal information of data subjects in the EU and the European Economic Area. The CCPA gives residents of California expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used, and also provides for civil penalties for violations and a private right of action for data breaches. Meanwhile, the GDPR provides data subjects with greater control over the collection and use of their personal information (such as the “right to be forgotten”) and has specific requirements relating to cross-border transfers of personal information to certain jurisdictions, including to the United States, with fines for noncompliance of up to the greater of 20 million euros or up to 4% of the annual global revenue of the noncompliant company. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. The CCPA, CPRA, GDPR, and any other applicable state, federal, and international privacy laws, may increase our compliance costs and potential liability.

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

Our originating bank partners also operate in a highly regulated environment, and many laws and regulations that apply directly to our originating bank partners are directly and indirectly applicable to us as a service provider to our originating bank partners.

Intellectual Property

Intellectual property and proprietary rights are important to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand. However, these laws, agreements, and procedures provide only limited protection. As of June 30, 2022, we owned 9 registered trademarks and 20 trademark applications in the United States, 24 registered trademarks and 36 trademark applications in various foreign jurisdictions, and 7 issued patent, 36 pending patent applications in the United States, and 4 pending patent applications in various foreign jurisdictions.

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

See the section titled “Risk Factors – Risks Related to Our Intellectual Property and Platform Development” for a more comprehensive description of risks related to our intellectual property and proprietary rights.

Available Information

Our website address is www.affirm.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with, or furnish it to, the Securities and Exchange Commission (the “SEC”). The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the material factors, risks and uncertainties described below that make an investment in our Company speculative or risky, together with all of the other information in this Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K, before deciding whether to invest in shares of our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risk Factor Summary

The risks and uncertainties to which our business is subject, include, but are not limited to, the following:

•     If we are unable to attract additional merchant partners and/or commerce platforms (collectively “merchants” or “merchant partners,” as applicable), retain our existing merchant partners, and grow and develop our relationships with new and existing merchant partners, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

•    If we are unable to attract new consumers and retain and grow our relationships with our existing consumers, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

• We operate in a highly competitive industry, and our inability to compete successfully would materially and adversely affect our business, results of operations, financial condition, and future prospects.

• We rely on a small number of merchant partners and e-commerce platforms, and the loss of any of these significant relationships would adversely affect our business, results of operations, financial condition, and future prospects.

• We may not be able to sustain our revenue and GMV growth rates, or our growth rate of related key operating metrics, in the future.

• The success of our business depends on our ability to work with our originating bank partners to enable effective underwriting of loans facilitated through our platform and accurately price credit risk. We rely on Cross River Bank and Celtic Bank to originate a substantial majority of the loans facilitated through our platform. If our agreements with Cross River Bank or Celtic Bank are terminated, and we are unable to replace the commitments of these originating bank partners, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

• We rely on a variety of funding sources to support our business model. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could have a material adverse effect on our business, results of operations, financial condition, cash flows, and future prospects.

• If loans facilitated through our platform do not perform, or significantly underperform, we may incur financial losses on the loans we purchase and we hold on our balance sheet, or lose the confidence of our funding sources.

• To the extent we seek to grow through future acquisitions, or other strategic investments or alliances, we may not be able to do so effectively.

• The loss of the services of our Founder and Chief Executive Officer, as well as our inability to attract and retain highly skilled employees, could materially and adversely affect our business, results of operations, financial condition, and future prospects.

• We have a history of operating losses and may not achieve or sustain profitability in the manner and timeframe we have publicly communicated.

• Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

• Litigation, regulatory actions and compliance issues could subject us to fines, penalties, judgments, remediation costs, requirements resulting in increased expenses and reputational harm.

• Changes in market interest rates could have an adverse effect on our business.

• Our revenue is impacted, to a significant extent, by the general economy, the creditworthiness of the U.S. consumer and the financial performance of our merchants.

• If our collection efforts on delinquent loans are ineffective or unsuccessful, the performance of the loans would be adversely affected.

• Any significant disruption in, or errors in, service on our platform or relating to vendors, including events beyond our control, could prevent us from processing transactions on our platform or posting payments and have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

• Our ability to protect our confidential, proprietary or sensitive information, including the confidential information of consumers on our platform, may be adversely affected by cyber-attacks, employee or other internal misconduct, computer viruses, physical or electronic break-ins or similar disruptions.

• Our business is subject to extensive regulation, examination, and oversight in a variety of areas, all of which are subject to change and uncertain interpretation. Changing federal, state and local laws, as well as changing regulatory enforcement policies and priorities, including changes that may result from changes in the political landscape, may negatively impact our business, results of operations, financial condition, and future prospects.

• If our originating bank partner model is successfully challenged or deemed impermissible, we could be found to be in violation of licensing, interest rate limit, lending, or brokering laws and face penalties, fines, litigation, or regulatory enforcement.

•     The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who hold shares of our Class B common stock, including our executive officers, employees and directors and their affiliates. As a result of our dual class structure of our common stock, the trading price of our Class A common stock may be depressed.

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

We derive a significant portion of our revenue from our relationships with merchant partners and the transactions they process through our platform, and as more merchants are integrated into our network, there are more reasons for consumers to shop with us.

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

Our revenue is derived from consumer transaction volume, so our success depends on our ability to generate repeat use and increased transaction volume from existing consumers and to attract new consumers to our platform. Our ability to retain and grow our relationships with consumers depends on the willingness of consumers to use our platform and products. The attractiveness of our platform to consumers depends upon, among other things: the number and variety of merchants and the mix of products available through our platform; our brand and reputation; consumer experience and satisfaction, including the trustworthiness of our services; consumer trust and perception of our solutions; technological innovation; and services and products offered by competitors. If we fail to retain our relationship with existing consumers, if we do not attract new consumers to our platform and products, or if we do not continually expand usage and volume from consumers on our platform, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

We operate in a highly competitive industry, and our inability to compete successfully would materially and adversely affect our business, results of operations, financial condition, and future prospects.

We operate in a highly competitive and dynamic industry. Our technology platform faces competition from a variety of players, including those who enable transactions and commerce via digital payments. Our primary competition consists of: legacy payment methods, such as credit and debit cards, including those provided by card issuing banks such as Synchrony, J.P. Morgan Chase, Citibank, Bank of America, Capital One, Goldman Sachs and American Express; technology solutions provided by payment companies such as Visa and MasterCard; mobile wallets such as Apple and PayPal; and other pay-over-time solutions offered by companies such as Block and Klarna, as well as new pay-over-time offerings by legacy financial and payments companies, including those mentioned above. We expect competition to intensify in the future, especially as the pay-over-time industry has low barriers to entry, both as emerging technologies continue to enter the marketplace and as large financial incumbents increasingly seek to innovate the services that they offer to compete with our platform. Technological advances and the continued growth of e-commerce activities have increased consumers’ accessibility to products and services and led to the expansion of competition in digital payment options such as pay-over-time solutions.

Some of our competitors, particularly the credit issuing banks set forth above, are substantially larger than we are and have longer operating histories than we do, which gives those competitors advantages we do not have, such as a more diversified products, a broader consumer and merchant base, greater brand recognition and brand loyalty, the ability to reach more consumers, the ability to cross sell their products, operational efficiencies, the ability to cross-subsidize their offerings through their other business lines, more versatile technology platforms, broad-based local distribution capabilities, and lower-cost funding. In addition, because many of our competitors are large financial institutions that fund themselves through low-cost insured deposits and continue to own the loans that they originate, they have certain revenue and funding opportunities not available to us.

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

We rely on a small number of merchant partners and e-commerce platforms, and the loss of any of these significant relationships would adversely affect our business, results of operations, financial condition, and future prospects.

Our top ten merchants in the aggregate represented approximately 14%, 25%, and 35% of our total revenue for the years ended June 30, 2022, 2021, and 2020, respectively. The loss of any one of our significant merchant partner or e-commerce platform relationships, such as with Amazon or Shopify, due to a lapse in exclusivity or otherwise, would adversely affect our business.

The concentration of a significant portion of our business and transaction volume with a limited number of merchant partners or e-commerce platforms, or type of merchant or industry, exposes us disproportionately to any of those merchants choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance of those merchants or industry or to any events, circumstances, or risks affecting such merchants or industry. In addition, a material modification in the production levels (including supply chain issues impacting component parts of products sold by our merchant partners) and/or financial operations of any significant merchant partner could affect the results of our operations, financial condition, and future prospects.

We may not be able to sustain our revenue and GMV growth rates, or our growth rate of related key operating metrics, in the future.

There can be no assurances that our revenue and GMV will continue to grow as they have in recent periods, and we expect our revenue and GMV growth rates to decline in future periods. Many factors may contribute to declines in our revenue and GMV growth rates, including increased competition, slowing demand for our products from existing and new consumers, transaction volume and mix (particularly with our significant merchant partners), lower sales by our merchants (particularly those with whom we have significant relationships), general economic conditions, a failure by us to continue capitalizing on growth opportunities, changes in the regulatory environment and the maturation of our business, among others. The revenue, GMV or key operating metrics for any prior quarterly or annual period should not be relied on as an indication of our future performance. If our revenue and GMV growth rates decline, we may not achieve profitability as expected, and our business, financial condition, results of operations and the price of our Class A common stock would be adversely affected.

The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies.

Our solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products, such as Affirm Debit+ with pay-over-time functionality, is complex, and we build our own technology using the latest in artificial intelligence and machine learning (“AI/ML”), cloud-based technologies, and other tools to differentiate our products and technologies. In addition, our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. We operate in an industry experiencing rapid technological change and frequent product introductions. We may not be able to make technological improvements as quickly as demanded by our consumers and merchants, or we may not be able to accurately predict the demand or growth of our technological investments, which could harm our ability to attract consumers and merchants and have a material and adverse effect on our business, results of operations, financial condition, and future prospects. In addition, we may not be able to effectively implement new technology-driven products and services, including Affirm Debit+, as quickly as competitors or be successful in marketing these products and services to consumers and merchants. Moreover, the profile of potential consumers using our new products and technologies also may not be as attractive as the profile of the consumers that we currently serve, which may lead to higher levels of delinquencies or defaults than we have historically experienced. If we are unable to successfully and timely innovate and continue to deliver a superior merchant and consumer experience, we could experience reputational damage and decreased demand for our products and technologies and our growth, business, results of operations, financial condition, and future prospects could be materially and adversely affected.

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

The success of our business depends on our ability to work with our originating bank partners to enable effective underwriting of loans facilitated through our platform and accurately price credit risk. We rely on Cross River Bank and Celtic Bank to originate a substantial majority of the loans facilitated through our platform. If our agreements with Cross River Bank or Celtic Bank are terminated, and we are unable to replace the commitments of these originating bank partners, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

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

We rely on Cross River Bank and Celtic Bank to originate a substantial majority of the loans facilitated through our platform and to comply with various federal, state, and other laws. Cross River Bank and Celtic Bank each handle a variety of consumer and commercial financing programs. The Cross River Bank and Celtic Bank loan program agreements have initial three-year terms, each ending in calendar year 2023. In addition, upon the occurrence of certain early termination events, either we or either of Cross River Bank and Celtic Bank may terminate the applicable loan program agreements immediately upon written notice to the other party. Our Cross River Bank and Celtic Bank loan program agreements do not prohibit Cross River Bank or Celtic Bank, as applicable, from working with our competitors or from offering competing services, and Cross River Bank and Celtic Bank each currently offer loan programs through other competing platforms. Cross River Bank and/or Celtic Bank could decide not to work with us for any reason, could make working with us cost-prohibitive, or could decide to enter into an exclusive or more favorable relationship with one or more of our competitors. In addition, Cross River Bank and/or Celtic Bank may not perform as expected under our loan program agreements. We could in the future have disagreements or disputes with Cross River Bank and/or Celtic Bank, which could negatively impact or threaten our relationship with other originating banks with whom we may seek to partner. For a further discussion of our relationships with Cross River Bank and Celtic Bank, particularly the regulations applicable to this relationship, see “Business — Regulatory Environment.”

If Cross River Bank and/or Celtic Bank were to suspend, limit, or cease their operations, or if our relationship with Cross River Bank and/or Celtic Bank were to otherwise terminate for any reason (including, but not limited to, its failure to comply with regulatory actions), we may need to implement an additional substantially similar arrangement with another bank, obtain additional state licenses, or curtail our operations. If we need to enter into alternative arrangements with a different bank to replace our existing arrangements, we may not be able to negotiate a comparable alternative arrangement in a timely manner or at all. In addition, transitioning loan originations to a new bank is untested and may result in delays in the issuance of loans or, if our platform becomes inoperable, may result in the inability to facilitate loans through our platform. If we are unable to enter into an alternative arrangement with different banks to fully replace or supplement our relationship with Cross River Bank and/or Celtic Bank, we would potentially need to obtain additional state licenses to enable us to originate loans directly, as well as comply with other state and federal laws, which would be costly and time consuming, and there can be no assurances that any such licenses could be obtained in a timely manner or at all.

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

We cannot guarantee that these funding arrangements will continue to be available on favorable terms or at all, and our funding strategy may change over time and depends on the availability of such funding arrangements. Disruptions in the credit markets or other factors, such as the current inflationary environment and rising interest rates, could adversely affect the availability, diversity, cost, and terms of our funding arrangements. In addition, our funding sources may reassess their exposure to our industry and either curtail access to uncommitted financing capacity, fail to renew or extend facilities, or impose higher costs to access our funding. Further, our debt financing and loan sale forward flow facilities are generally fixed term in nature, with term lengths ranging between one to three years, during which we have access to committed capital pursuant to such facilities. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, we would need to secure additional sources of funding or reduce our operations significantly. The availability and diversity of our funding arrangements depends on various factors and are subject to numerous risks, many of which are outside of our control.

The agreements governing our funding arrangements require us to comply with certain covenants. A breach of such covenants or other events of default under our funding agreements could result in the reduction or termination of our access to such funding, could increase our cost of such funding or, in some cases, could give our lenders the right to require repayment of the loans prior to their scheduled maturity. Certain of these covenants are tied to our consumer default rates, which may be significantly affected by factors, such as economic downturns or general economic conditions, that are beyond our control and beyond the control of individual consumers. In addition, our revolving credit facility contains (a) certain covenants and restrictions that limit our and our subsidiaries’ ability to, among other things: incur additional debt; create liens on certain assets; pay dividends on or make distributions in respect of their capital stock or make other restricted payments; consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; and enter into certain transactions with their affiliates, and (b) certain financial maintenance covenants that require us and our subsidiaries to not exceed a specified leverage ratio, to maintain a minimum tangible net worth, and to maintain a minimum level of unrestricted cash while any borrowings under the revolving credit facility are outstanding.

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

Any acquisitions, strategic investments, or alliances and other transactions could fail to achieve strategic objectives, disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations.

In pursuing our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, joint ventures and other transactions. We have in the past acquired or invested in, and we continue to seek to acquire or invest in, businesses, technologies, or other assets that we believe could complement or expand our business. The identification, evaluation, and negotiation of potential acquisition or strategic investment transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, and consummating favorable transaction opportunities. In addition to transaction and opportunity costs, these transactions involve large challenges and risks, whether or not such transactions are completed, any of which could harm our business and negatively impact our results of operations, including risks that:

•the transaction may not advance our business strategy or may harm our growth (or profitability);
•we may not be able to secure required regulatory approvals or otherwise satisfy closing conditions for a proposed transaction in a timely manner, or at all;
•the transaction may subject us to additional regulatory burdens that affect our business in potentially unanticipated and significantly negative ways;
•we may not realize a satisfactory return or increase our revenue;
•we may experience difficulty, and may not be successful in, integrating technologies, IT or business enterprise systems, culture, or management or other personnel of the acquired business;
•we may incur significant acquisition costs and transition costs, including in connection with the assumption of ongoing expenses of the acquired business;

•we may not realize the expected benefits or synergies from the transaction in the expected time period, or at all;
•we may be unable to retain key personnel;
•acquired businesses or businesses that we invest in may not have adequate controls, processes, and procedures to ensure compliance with laws and regulations, including with respect to data privacy, data protection, and data security, and our due diligence process may not identify compliance issues or other liabilities;
•we may fail to identify or assess the magnitude of certain liabilities, shortcomings, or other circumstances prior to acquiring or investing in a business, which could result in additional financial, legal, regulatory, or tax exposure and may subject us to additional controls, policies, procedures, liabilities, litigation, costs of compliance or remediation, or other adverse effects on our business, operating results, or financial condition;
•we may have difficulty entering into new geographic territories;
•we may be unable to retain the consumers, vendors, and partners of acquired businesses;
•there may be lawsuits or regulatory actions resulting from the transaction;
•there may be risks associated with undetected security weaknesses, cyberattacks, or security breaches or incidents at companies that we acquire or with which we may combine or partner;
•there may be local and foreign regulations applicable to the international activities of our business and the businesses we acquire; and
•acquisitions could result in dilutive issuances of equity securities or the incurrence of debt.
Any delay or failure on our part to identify, negotiate, finance on favorable terms, consummate, and integrate any acquisition or other strategic investment opportunity could impede our growth.

Further expansion of our operations internationally will subject us to new challenges and risks.

We currently operate in the United States, Canada, Australia, Poland and Spain (we do not facilitate loans in Poland or Spain) and plan to further expand our business internationally. Managing our new and existing international operations requires us to comply with new regulatory frameworks and additional resources and controls. International expansion subjects our business to risks associated with international operations, including:

•    adjusting the proprietary risk algorithms that we use to account for the differences in information available in different jurisdictions on consumers;
•    conformity of our platform with applicable business customs, including translation into foreign languages and associated expenses;
•    potential changes to our established business model;
•     the need to support and integrate with local vendors and service providers;
•    competition with vendors and service providers that have greater experience in the local markets than we do or that have pre-existing relationships with potential consumers and investors in those markets;

•    difficulties in staffing and managing foreign operations in an environment of diverse culture, laws, and consumers and merchants, and the increased travel, infrastructure, and legal and compliance costs associated with international operations;
•     compliance with multiple, potentially conflicting, and changing governmental laws and regulations, including banking, anti-money laundering, securities, employment, tax, privacy, and data protection laws and regulations, such as the EU General Data Protection Regulation;
•    compliance with U.S. and foreign anti-bribery laws, including the Foreign Corrupt Practices Act;
•     difficulties in collecting payments in multiple foreign currencies and associated foreign currency exposure;
•     potential restrictions on repatriation of earnings;
•    expanded compliance with potentially conflicting and changing laws of taxing jurisdictions where we conduct business and applicable U.S. tax laws as they relate to international operations, the complexity and adverse consequences of such tax laws, and potentially adverse tax consequences due to changes in such tax laws; and
•     regional economic and political conditions.
As a result of these risks, we may not be successful in managing our existing international operations, and our future international expansion efforts also may not be successful.

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

We have a history of operating losses and may not achieve or sustain profitability in the manner and timeframe we have publicly communicated.

We incurred net losses of approximately $707.4 million, $441.0 million and $112.6 million for the fiscal years ended June 30, 2022, 2021, and 2020 respectively. As of June 30, 2022 and June 30, 2021, our accumulated deficit was approximately $1.6 billion and $0.9 billion, respectively. We anticipate that our operating expenses will increase in the foreseeable future as we seek to continue to grow our business, attract consumers, merchants, funding sources, and additional originating bank partners, and further enhance and develop our products and platform. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisitions. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

In May 2022, we announced that we expect to achieve sustained adjusted operating income profitability on a run rate basis by the end of our 2023 fiscal year. If we are not able to achieve profitability in this manner or in the timeframe that we have publicly communicated due to the potential for operating expense increases, challenges in the macroeconomic environment, and factors discussed elsewhere in this report, our reputation may be harmed and the market price of our Class A common stock could be materially and adversely impacted.

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

Litigation, regulatory actions, and compliance issues could subject us to fines, penalties, judgments, remediation costs, requirements resulting in increased expenses and reputational harm.

Our business is subject to increased risks of litigation and regulatory actions as a result of a number of factors and from various sources, including as a result of the highly regulated nature of the financial services industry and the focus of state and federal enforcement agencies on the financial services industry in general and consumer financial services in particular.

In the ordinary course of business, we have been named as a defendant in various legal actions, including arbitrations and other litigation. In addition, we are currently a defendant in a putative securities class action, Toole v. Affirm Holdings, Inc., et al., and a related derivative action, Vallieres v. Levchin, et al. For more information, see Note 9. Commitments and Contingencies of the accompanying notes to our consolidated financial statements.

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

From time to time, we may also be involved in, or the subject of, reviews, requests for information, investigations, and proceedings (both formal and informal) by state and federal governmental agencies, including banking regulators, the FTC, the CFPB, and the SEC, regarding our business activities and related disclosure practices and our qualifications to conduct our business in certain jurisdictions, which could subject us to fines, penalties, obligations to change our business and/or disclosure practices, and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter also could cause harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. Moreover, any settlement, or any consent order or adverse judgment, in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same or similar activities.

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

We maintain an allowance for credit losses at a level sufficient to estimate expected credit losses based on evaluating known and inherent risks in our loan portfolio. This estimate is highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. Management has processes in place to monitor these judgments and assumptions, including review by our credit committee and our asset-liability committee, but these processes may not ensure that our judgments and assumptions are correct. The method for calculating the best estimate of expected credit losses takes into account our historical experience, adjusted for current conditions, and our judgment concerning the probable effects of relevant observable data, trends, and market factors. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. If our estimates and assumptions prove incorrect and our allowance for credit losses is insufficient, we may incur net charge-offs in excess of our reserves, or we could be required to increase our provision for credit losses, either of which would adversely affect our results of operations.

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

Our revenue is impacted, to a significant extent, by the general economy, the creditworthiness of the U.S. consumer and the financial performance of our merchants.

Our business, the consumer financial services industry, and our merchants’ businesses are sensitive to macroeconomic conditions. Economic factors such as interest rates, changes in monetary and related policies, market volatility, consumer confidence, and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions or a significant deterioration in economic conditions, including the current inflationary environment and possibility of a recession, reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified consumers to take out loans. Such conditions are also likely to affect the ability and willingness of consumers to pay amounts owed under the loans facilitated through our platform, each of which would have an adverse effect on our business, results of operations, financial condition, and future prospects.

The generation of new loans facilitated through our platform, and the transaction fees and other fee income due to us associated with such loans, depends upon sales of products and services by our merchants. Our merchants’ sales may decrease or fail to increase as a result of factors outside of their control, such as the macroeconomic conditions referenced above, or business conditions affecting a particular merchant, industry vertical, or region. Weak economic conditions also could extend the length of our merchants’ sales cycle and cause consumers to delay making (or not make) purchases of our merchants’ products and services. For example, some of our merchants have experienced a decrease in sales, supply chain disruptions, inventory shortages, and other adverse effects as a result of the COVID-19 pandemic. The decline of sales by our merchants for any reason will generally result in lower credit sales and, therefore, lower loan volume and associated fee income for us.

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

Our business is subject to the risks of earthquakes, fires, floods, pandemics and other natural catastrophic events and to interruption by man-made issues such as strikes.

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

Our ability to collect on loans is dependent on the consumer’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including job loss, divorce, death, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and debtor relief laws, may limit the amount that can be recovered on the loans. It is possible that a higher percentage of consumers will seek protection under bankruptcy or debtor relief laws as a result of the current inflationary environment, the possibility of a recession and market volatility. Federal, state, or other restrictions could impair our ability to collect amounts owed and due on the loans facilitated through our platform, reduce income received from the loans facilitated through our platform, or negatively affect our ability to comply with our current financing arrangements or obtain financing with respect to the loans facilitated through our platform.

In the event that initial attempts to contact a consumer are unsuccessful, certain delinquent loans may be referred to a collection agent that will service the loans using its own servicing platform. Further, if collection action must be taken in respect of a loan, the collection agent may charge additional amounts, which may reduce the amounts of collections that we receive.

Moreover, because our servicing fees in connection with the services we provide depend on the collectability of the loans facilitated through our platform, if there is an unexpected significant increase in the number of consumers who fail to repay their loans or an increase in the principal amount of the loans that are not repaid, we will be unable to collect our entire servicing fee for the loans facilitated through our platform for which we act as servicer, and our business, results of operations, financial condition, future prospects, and cash flows could be materially and adversely affected.

In addition, if a consumer defaults on a loan, we may be unsuccessful in our efforts to collect the amount of the loan. As such, our originating bank partners could decide to originate fewer loans through our platform. An increase in defaults precipitated by these risks and uncertainties could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

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

Increased scrutiny from regulators, investors and other stakeholders regarding our environmental, social, governance, or sustainability responsibilities, strategy and related disclosures could result in additional costs or risks and adversely impact our reputation, employee retention, and willingness of consumers and merchants to do business with us

Regulators, investor advocacy groups, certain institutional investors, investment funds, stockholders, consumers and other market participants have focused increasingly on the environmental, social and governance (“ESG”) or “sustainability” practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. We may incur additional costs and require additional resources as we evolve our ESG strategy, practices and related disclosures. If our ESG strategy, practices and related disclosures, including the impact of our business on climate change, do not meet (or are viewed as not meeting) regulator, investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and employee retention may be negatively impacted.

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

We use vendors, such as our cloud computing web services provider, virtual card processing companies, and third-party software providers (including companies that provide our risk scoring models), in the operation of our platform. The satisfactory performance, reliability, and availability of our technology and our underlying network and infrastructure are critical to our operations and reputation and the ability of our platform to attract new and retain existing merchants and consumers. We rely on these vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses or attempts to harm these systems, criminal acts, and similar events. We may also be harmed if data, technology, or software becomes non-compliant with existing regulations or industry standards, becomes subject to third-party claims of intellectual property infringement, misappropriation, or other violation, or malfunctions or functions in a way we did not anticipate. If our arrangement with a vendor is terminated or if there is a lapse of service or damage to its systems or facilities, we could experience interruptions in our ability to operate our platform. We also may experience increased costs and difficulties in replacing that vendor and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. Any interruptions or delays in our platform availability, whether as a result of a failure to perform on the part of a vendor, any damage to one of our vendor’s systems or facilities, the termination of any of our third-party vendor agreement, software failures, our or our vendor’s error, natural disasters, terrorism, other man-made problems, security breaches, whether accidental or willful, or other factors, could harm our relationships with our merchants and consumers and also harm our reputation.

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

Our business involves the collection, storage, use, disclosure, processing, transfer, and other handling (collectively, “processing”) of a wide variety of information, including personally identifiable information, for various purposes in our business, including to help support the integrity of our services and to provide features and functionality to our consumers and merchants. The processing of the information we acquire in connection with our consumers’ and merchants’ use of our services, particularly on our internet applications for consumers, is subject to numerous privacy, data protection, cybersecurity, and other laws and regulations in the United States and foreign jurisdictions. The automated nature of our business and our reliance on digital technologies may make us an attractive target for, and potentially vulnerable to, cyber-attacks, computer malware, computer viruses, social engineering (including phishing and ransomware attacks), general hacking, physical or electronic break-ins, or similar disruptions. In addition, our remote working environment may exacerbate these risks. While we and our vendors have taken steps to protect the confidential, proprietary, and sensitive information to which we have access and to prevent data loss, our security measures or those of our vendors could be breached resulting in the loss of, or unauthorized access to, our or our consumers’ data, our intellectual property, or other confidential, proprietary, or sensitive business information and could expose us to liability related to the loss of the information, time-consuming and expensive litigation, and negative publicity.

Unauthorized parties have in the past attempted and may in the future attempt to gain access to our systems or facilities through various means, including, among others, hacking into our or our partners’ or consumers’ systems or facilities, or attempting to fraudulently induce our employees, partners, consumers or others into disclosing usernames, passwords, or other sensitive information, which may in turn be used to access our information technology systems and gain access to our or our consumers’ data or other confidential, proprietary, or sensitive information. There is no guarantee that our continuous monitoring efforts will be effective.

If we are unable to protect our intellectual property, or if third parties are successful in claiming that we are infringing, misappropriating, or violating the intellectual property of others, we may incur significant expense and our business may be adversely affected.

Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, protect, and enforce our intellectual property and other proprietary rights, including with respect to our proprietary technology, and to obtain licenses to use the intellectual property and proprietary rights of others. We rely on a combination of patents, trademarks, service marks, copyrights, trade secrets, domain names, and agreements with employees and third-parties to protect our intellectual property and other proprietary rights. We also enter into agreements containing obligations of confidentiality with each party that has or may have had access to proprietary information, know-how, or trade secrets owned or held by us. Nonetheless, the steps we take to obtain, maintain, protect, and enforce our intellectual property and other proprietary rights may be inadequate. For example, our competitors and other third-parties may design around or independently develop similar technology or otherwise duplicate or mimic our services or products such that we would not be able to successfully assert our intellectual property or other proprietary rights against them. We cannot assure that any future patent, trademark, or service mark registrations will be issued for our pending or future applications or that any of our current or future patents, copyrights, trademarks, or service marks (whether registered or unregistered) will be valid, enforceable, sufficiently broad in scope, provide adequate protection of our intellectual property or other proprietary rights, or provide us with any competitive advantage.

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

Risks Related to Our Regulatory Environment

We are subject to various international, federal and state consumer protection laws.

We must comply with various international, federal and state regulatory regimes, including those applicable to consumer credit transactions, such as, but not limited to, those described in “Business — Regulatory Environment — U.S. federal consumer protection requirements.”

In addition, the U.S. and international governments, states, and provinces may pass new laws, or may amend existing laws, to regulate further the consumer finance industry or loans of the type provided through our platform, or to reduce the finance charges or other fees that may be imposed with respect to consumer loans. This could make the provision and collection of consumer loans more difficult or costly, which may negatively impact our business.

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

Our business is subject to extensive regulation, examination, and oversight in a variety of areas, all of which are subject to change and uncertain interpretation. Changing international, federal, state, and local laws, as well as changing regulatory enforcement policies and priorities, including changes that may result from changes in the political landscape, may negatively impact our business, results of operations, financial condition, and future prospects.

We are subject to extensive regulation, supervision, and examination by federal and state governmental authorities under United States federal and state laws and regulations. As we continue to expand our operations internationally, we may also become subject to extensive regulation, supervision, and examination by international authorities. We are required to comply with constantly changing international, federal, state, and local laws and regulations that regulate, among other things, the terms of the loans that we and our originating bank partners originate and the associated fees that may be charged. A change in these laws that enables our credit scoring and pricing model, including our ability to export interest rates across state lines, could have a material impact on our business model and financial position.

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

We are subject to the regulatory and enforcement authority of the CFPB as a facilitator, servicer, acquirer or originator of consumer credit. In December 2021, the CFPB issued a Request for Information to five of the largest BNPL providers, including Affirm, requesting information by March 1, 2022. Affirm has complied with the Request for Information. For further discussion on the CFPB's enforcement authority, see “ Business — Regulatory Environment — U.S. federal consumer protection requirements.”

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

Further, we are regulated by many international and state regulatory agencies through licensing and other supervisory or enforcement authority, which includes regular examination by international and state governmental authorities.

Such regulatory actions could result in penalties and reputational harm to us and a loss of consumers participating in our platform, and our compliance costs and litigation exposure could increase if the CFPB, for instance, or other regulatory agencies enact new regulations, change regulations that were previously adopted, modify, through supervision or enforcement, past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted, any of which could adversely affect our ability to perform. Further, in some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body.

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

A substantial number of the loans facilitated through our platform are originated through our bank partners and we rely on our originating bank partner model to comply with various federal, state, and other laws. If the legal structure underlying our relationship with our originating bank partners was successfully challenged, we may be found to be in violation of state licensing requirements and state laws regulating interest rates and other aspects of consumer lending. In the event of such a challenge or if our arrangements with our originating bank partners were to change or end for any reason, we would need to rely on an alternative bank relationship, find an alternative bank relationship, rely on existing state licenses, obtain new state licenses, pursue a federal charter, offer consumer loans, and/or be subject to the interest rate limitations of certain states.

If we were found to be operating without having obtained necessary international, state or local licenses, or if loans made by us under our lending licenses are found to violate applicable state or provincial interest rate limits or other provisions of applicable state or provincial lending and other laws, it could adversely affect our business, results of operations, financial condition, and future prospects.

The application of some consumer financial licensing laws to our platform and the related activities it performs is unclear. In addition, licensing requirements may evolve over time, including, in particular, recent trends toward increased licensing requirements and regulation of parties engaged in loan solicitation and other regulated activities. If determined to be applicable to us, some licensing restrictions and limitations may prevent certain Affirm products being offered entirely. In addition, if we were found to be in violation of applicable state or provincial interest rate or licensing requirements by a regulating entity, a court or a state, federal, or local enforcement agency, or agree to resolve such concerns by voluntary agreement, we could be subject to or agree to pay fines, damages, injunctive relief (including required modification or discontinuation of our business in certain areas), criminal penalties, and other penalties or consequences, and the loans facilitated through our platform could be rendered void or unenforceable in whole or in part, any of which could have an adverse effect on the enforceability or collectability of the loans facilitated through our platform.

The highly regulated environment in which our originating bank partners operate could have an adverse effect on our business, results of operations, financial condition, and future prospects.

Our originating bank partners are subject to increasingly demanding regulatory requirements. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit their operations significantly and control the methods by which they conduct business. In addition, compliance with laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance requirements. In particular, regulatory requirements affect our originating bank partners’ lending practices and investment practices, among other aspects of their businesses, and restrict transactions between us and our originating bank partners. These requirements may constrain the operations of our originating bank partners, and the adoption of new laws and changes to, or repeal of, existing laws may have a further impact on our business.

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

We regularly use vendors and subcontractors as part of our business. We also depend on our substantial ongoing business relationships with our originating bank partners, merchants, and other third-parties. These types of third-party relationships, including with our originating bank partners, are subject to increasingly demanding regulatory requirements and oversight by federal bank regulators (such as the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation), the CFPB, state and international regulators.

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

We have an obligation to comply with anti-money laundering and anti-terrorism financing laws, and failure to comply with this obligation could have significant adverse consequences for us.

We cannot provide any assurance that our programs and controls designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations will be effective to ensure compliance with all such anti-money laundering and anti-terrorism financing laws and regulations we are required to comply with, and our failure to comply with these laws and regulations could result in a breach and termination of our agreements with our originating bank partners or criticism by international or state governmental agencies, which would have a material adverse effect on our business, results of operations, financial condition, and future prospects.

If we fail to comply with applicable requirements for our high-yield savings account product, our consumers’ deposits may not qualify for FDIC insurance and they may withdraw their funds, which could adversely affect our brand, business, results of operations, financial condition, and future prospects.

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

Regulatory agencies and consumer advocacy groups are highly focused on potential discrimination resulting from the use of machine learning and "black-box" algorithms.

We face the risk that one or more of the variables included in our loan decisioning model may be deemed a proxy for a protected characteristic such as race, ethnicity, or sex in violation of the ECOA or other anti-discrimination laws, and therefore need to be revised or eliminated to ensure compliance with ECOA, which could result in lower approval rates or higher credit losses. We may also be required to support the variables used in our loan decisioning model with documented, legitimate business justifications in the event the model results in a disproportionate effect on applicants or consumers of certain demographic groups. In addition, our use of machine learning in our models could inadvertently result in a “disparate impact” on protected groups, which would require a review of the model’s underlying data and algorithms. Although we may review our models for potential disparate impact, we may be unable to identify and eliminate all practices or variables causing the disparate impact, resulting in residual fair lending risk.

Risks Related to our Class A Common Stock

The dual class structure of our common stock has the effect of concentrating voting control with those stockholders who hold shares of our Class B common stock, including our executive officers and directors and their affiliates. As a result of our dual class structure of our common stock, the trading price of our Class A common stock may be depressed.

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

Further, as of June 30, 2022, Max Levchin, our Founder, Chairman and Chief Executive Officer, had voting control over approximately 35.4% of the voting power of our outstanding capital stock. As a stockholder, Mr. Levchin is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.

Transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, except certain transfers to entities, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and certain other transfers described in our amended and restated certificate of incorporation. In addition, all shares of Class B common stock will automatically convert into shares of Class A common stock upon the occurrence of certain events described in our amended and restated certificate of incorporation. Conversions of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.

Our dual class structure may also depress the trading price of our Class A common stock due to negative perception by market participants and other stakeholders. Certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Similarly, several stockholder advisory firms have announced their opposition to the use of multiple class structures. Any exclusion from indices or criticism of our corporate governance practices by stockholder advisory firms could result in a less active trading market for our Class A common stock.

The market price of our Class A common stock has been and may continue to be volatile, which could cause the value of your investment to decline.

The market price of our Class A common stock has been and may continue to be highly volatile and could be subject to wide fluctuations. This market volatility, as well as general economic, market, and political conditions, could reduce the market price of shares of our Class A common stock despite our operating performance.

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

Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares that we may file for ourselves or our stockholders. In addition, as of June 30, 2022, we had stock options and restricted stock units outstanding that, if fully exercised or settled, would result in the issuance of an aggregate of 53,158,233 shares of our Class A common stock. All of the shares of our Class A common stock issuable upon the exercise of stock options and settlement of restricted stock units, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.

These broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general has, from time to time, experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. We are subject to securities litigation, as described further in Note 9. “Commitments and Contingencies” of the accompanying notes to our audited condensed consolidated financial statements and incorporated by reference in Part I, Item 3 — Legal Proceedings. This litigation, and any other securities class actions that may be brought against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A common stock or securities convertible into shares of our Class A common stock or offering debt or other securities. We could also issue shares of our Class A common stock or securities convertible into our Class A common stock or debt or other securities in connection with acquisitions or other strategic transactions. In addition, as we did when we initially formed our partnership with Shopify and when we entered into the Amended and Restated Installment Financing Services Agreement with Amazon, we may issue additional shares of our Class A common stock or securities convertible into shares of Class A common stock as a means of initiating, developing, strengthening or preserving key merchant relationships. Issuing additional shares of our Class A common stock or securities convertible into shares of our Class A common stock or debt or other securities may dilute the economic and voting rights of our existing stockholders and would likely reduce the market price of our Class A common stock both upon issuance and conversion, in the case of securities convertible into shares of our Class A common stock. Upon liquidation, holders of debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution on our distributable assets prior to the holders of our common stock. Debt securities convertible into equity securities could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distribution or preferences with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, and nature of our future offerings. As a result, holders of our Class A common stock bear the risk that our future offerings may reduce the market price of our Class A common stock and dilute their stockholdings in us.

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

Our status as a Delaware corporation and the anti-takeover provisions of the Delaware General Corporation Law (the “DGCL”) may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder, even if a change of control would be beneficial to our stockholders. In addition, our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

•    our dual class common stock structure, which provides holders of our Class B common stock with the ability to significantly influence the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the shares of our outstanding common stock;

•    our board of directors is classified into three classes of directors with staggered three-year terms and directors may only able to be removed from office for cause;

•     certain amendments to our amended and restated certificate of incorporation require the approval of 66 2/3% of the then-outstanding voting power of our capital stock;

•    our amended and restated bylaws provide that the affirmative vote of 66 2∕3% of the then-outstanding voting power of our capital stock, voting as a single class, is required for stockholders to amend or adopt any provision of our bylaws;

•     our stockholders may only take action at a meeting of stockholders and not by written consent;

•    vacancies on our board of directors may be filled only by our board of directors and not by stockholders;

•     no provision in our amended and restated certificate of incorporation or amended and restated bylaws provides for cumulative voting, which limits the ability of minority stockholders to elect director candidates;

•     only our chairman of the board of directors, our lead independent director, our chief executive officer, or a majority of the board of directors are authorized to call a special meeting of stockholders;

•     our amended and restated bylaws provide that certain litigation against us can only be brought in Delaware;

•    nothing in our amended and restated certificate of incorporation precludes future issuances without stockholder approval of the authorized but unissued shares of our Class A common stock;

•    our amended and restated certificate of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of our capital stock; and

•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 2026 Notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES.

We lease facilities under operating leases with various expiration dates through 2030. Our corporate headquarters are located in San Francisco, California. We also lease office space in New York, New York; Pittsburgh, Pennsylvania; Salt Lake City, Utah; Chicago, Illinois; Las Vegas, Nevada; and Toronto, Ontario. We do not own any real property. We believe that our facilities are adequate to meet our current needs.

Item 3. Legal Proceedings

Please refer to Note 9.  Commitments and Contingencies of the accompanying notes to our consolidated financial statements.

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

Item 4. Mine Safety Disclosures

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

Holders of Record

As of August 22, 2022, there were 270 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $29.49 per share as reported on the Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of August 22, 2022, there were 237 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends for the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents information with respect to the Company’s repurchases of shares of Class A common stock during the quarter ended June 30, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 - 30	225	$8.80	—	—
May 1 - 31	—	—	—	—
June 1 - 30	—	—	—	—
Total	225	$8.80	—	—

(1)The shares purchased were repurchases of unvested shares of our Class A common stock that had been issued upon early exercise of stock options. Pursuant to the associated option award agreements, upon termination of employment of a person holding unvested shares, we were entitled to repurchase the unvested shares.

Recent Sale of Unregistered Securities

None.

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

Comparison of Total Cumulative Return
200
150
100
50
0
1/13/21
1/31/21
2/28/21
3/31/21
4/30/21
5/31/21
6/30/21
7/31/21
8/31/21
9/30/21
10/31/21
11/30/21
12/31/21
1/13/22
2/28/22
3/31/22
4/30/22
5/31/22
6/30/22
Affirm Holdings, Inc.
Nasdaq Composite Index
S&P North American Technology Index

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (“Form 10-K”). You should review the sections titled “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For the periods presented, references to originating bank partners are to Cross River Bank and Celtic Bank. Unless the context otherwise requires, all references in this report to “Affirm,” the “Company,” “we,” “our,” “us,” or similar terms refer to Affirm Holdings, Inc. and its subsidiaries. A discussion regarding our financial condition and results of operations for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended June 30, 2021 compared to the fiscal year ended June 30, 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021.
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
Our point-of-sale solutions allow consumers to pay for purchases in fixed amounts without deferred interest, late fees, or penalties. We empower consumers to pay over time rather than paying for a purchase entirely upfront. This increases consumers’ purchasing power and gives them more control and flexibility. Our platform facilitates both true 0% APR payment options and interest-bearing loans. On the merchant side, we offer commerce enablement, demand generation, and customer acquisition tools. Our solutions empower merchants to more efficiently promote and sell their products, optimize their customer acquisition strategies, and drive incremental sales. We also provide valuable product-level data and insights — information that merchants cannot easily get elsewhere — to better inform their strategies. Finally, our consumer app unlocks the full suite of Affirm products for a delightful end-to-end consumer experience. Consumers can use our app to manage payments, open a high-yield savings account, and access a personalized marketplace.
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
We have achieved significant growth in recent periods. Our total revenue, net was approximately $1,349.3 million, $870.5 million, and $509.5 million for the years ended June 30, 2022, 2021, and 2020 respectively. We incurred net losses of $707.4 million, $441.0 million, and $112.6 million for the years ended June 30, 2022, 2021, and 2020 respectively.
The combination of our differentiated product offerings, efficient go-to-market strategy, and strong monetization engine has resulted in fast growth.
•Rapid GMV growth.  We grew our GMV by approximately 87% year-over-year to $15.5 billion during the fiscal year ended June 30, 2022. During the fiscal year ended June 30, 2021, GMV was $8.3 billion, which represented 79% growth over the fiscal year ended June 30, 2020.
•Increased consumer engagement.  The number of active consumers on our platform grew by 6.9 million consumers from June 30, 2021 to June 30, 2022, an increase of 96%, to a total of 14.0 million.
•Expanded merchant network.  We have also continued to scale the breadth and reach of our platform. From June 30, 2021 to June 30, 2022, our merchant base expanded from 28,995 to 234,847 active merchants due primarily to continued expansion to merchants related to the Shopify partnership.
Our business is designed to scale efficiently. Our partnerships with banks and other funding relationships have allowed us to remain equity capital efficient. Since July 1, 2016, we have processed approximately $33.0 billion of GMV on our platform. As of June 30, 2022, we had over $10.6 billion in funding capacity from a diverse set of capital partners, including through our warehouse facilities, securitization trusts, and forward flow arrangements, an increase of $4.1 billion from $6.5 billion as of June 30, 2021.
Through the diversity of these funding relationships, the equity capital required to build our total platform portfolio has declined from approximately 4% of the total platform portfolio as of June 30, 2021, to approximately 3% as of June 30, 2022. This metric measures the equity intensity of our business or the amount of capital used in relation to the scale of our enterprise. We define our total platform portfolio as the unpaid principal balance outstanding of all loans facilitated through our platform as of the balance sheet date, including both those loans held for investment and those loans owned by third-parties. This amount totaled $7.1 billion and $4.7 billion as of June 30, 2022 and June 30, 2021, respectively. Additionally, we define the equity capital required as the balance of loans held for investment plus loans held for sale less funding debt and notes issued by securitization trusts, per our consolidated balance sheet. This amount totaled $206.1 million and $178.1 million as of June 30, 2022 and June 30, 2021, respectively. Equity capital required as a percent of the last twelve months’ GMV was 1% and 2% as of June 30, 2022 and June 30, 2021, respectively.
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
Our Financial Model

Our Revenue Model
From merchants, we earn a fee when we help them convert a sale and facilitate a transaction. While merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering, we generally earn larger merchant fees on 0% APR financing products. For the years ended June 30, 2022, 2021, and 2020, Split Pay and Core 0% loans represented 22% and 21%, 11% and 32%, and 6% and 37%, respectively, of total GMV facilitated through our platform.
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
Our Loan Origination and Servicing Model
When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model. Once approved for the loan, the consumer then selects his/her/their preferred repayment option. The substantial majority of these loans are funded and issued by our originating bank partners.
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
We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada and across various states in the U.S. through our consolidated subsidiaries. We originated approximately $817.1 million and $257.7 million of loans in Canada for the years ended June 30, 2022 and June 30, 2021, respectively. We directly originated loans in the U.S. pursuant to our state licenses of approximately $2.5 billion and $336.1 million, for the years ended June 30, 2022 and June 30, 2021, respectively. For the year ended June 30, 2022, we self-originated 21% of total loan origination volume through our state and other licenses, compared to 7% for the year ended June 30, 2021.
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
GMV

	Year ended June 30,
	2022	2021	2020
	(in thousands)
Gross Merchandise Volume	$15,483,237	$8,292,031	$4,637,220
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us. However, the GMV processed through our platform is an indicator of the success of our merchants and the strength of our platform. For the year ended June 30, 2022, GMV was $15.5 billion, which represents an increase of approximately 87% as compared to $8.3 billion for the year ended June 30, 2021. For the year ended June 30, 2021, GMV was $8.3 billion, which represents an increase of approximately 79% as compared to $4.6 billion for the year ended June 30, 2020.
Active Consumers

	June 30, 2022	June 30, 2021	June 30, 2020
	(in thousands, except per consumer data)
Active Consumers	13,980	7,121	3,618
Transactions per Active Consumer (x)	3.0	2.3	2.1
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who engages in at least one transaction on our platform during the 12 months prior to the measurement date. As of June 30, 2022, we had 14.0 million active consumers, representing an increase of approximately 96% compared to 7.1 million as of June 30, 2021, and approximately 97% compared to 3.6 million as of June 30, 2020. Active consumer includes users on the PayBright and Returnly platforms during the twelve months prior to the respective measurement dates.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date. As of June 30, 2022, we had approximately 3.0 transactions per active consumer, an increase of approximately 31% compared to June 30, 2021 and an increase of 41% compared to June 30, 2020. Transactions per active consumer includes transactions on the PayBright and Returnly platforms during the twelve months prior to the respective measurement dates.

Factors Affecting Our Performance
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. We have continued to reduce the percentage of our equity capital required to fund our total platform portfolio from approximately 4% as of June 30, 2021, to approximately 3% as of June 30, 2022. The mix of on-balance sheet and off-balance sheet funding is a function of both how we choose to allocate loan volume and the available supply of capital, both of which may also impact our results in any given period.
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
Differences in merchant mix relate to the variations in the product and economic terms of the commercial agreements among our merchants. For example, our low average order value (“AOV”) products generally benefit from shorter duration, but also have lower revenue as a percentage of GMV when compared to high AOV products. Merchant mix shifts are driven in part by the products offered by the merchant, the economic terms negotiated with the merchant, merchant-side activity relating to the marketing of their products, whether the merchant is fully integrated within our network, and general economic conditions affecting consumer demand. Our revenue as a percentage of GMV in any given period varies across products. As such, as we continue to expand our network to include more merchants, revenue as a percentage of GMV will vary. In addition, our commercial agreement with Shopify to offer Shop Pay Installments powered by Affirm and our Split Pay offering, a short-term payment plan with 0% APR, will continue to impact the mix of our shorter duration, low AOV products. Differences in the mix of high versus low AOV will also impact our results. For example, we expect that transactions per active consumer may increase while revenue as a percentage of GMV may decline in the medium term to the extent that a greater portion of our GMV comes from Split Pay and other low-AOV offerings.
Sales and Marketing Investment
We rely on the strength of our merchant relationships and positive user experience to develop our consumer brand and grow the ubiquity of our platform. During the year ended June 30, 2022, we continued to grow our investment in sales and marketing channels that we believe will drive further brand awareness and preference among both consumers and merchants. Given the nature of our revenue, our investment in sales and marketing in a given period may not impact results until subsequent periods. Additionally, given the increasingly competitive nature of merchant acquisition, we have previously made, and expect that we may make, significant investments in retaining and acquiring new merchants. We are focused on the effectiveness of sales and marketing spending and will continue to be strategic in maintaining efficient consumer and merchant acquisition.
Seasonality
We experience seasonal fluctuations in our revenue as a result of consumer spending patterns. Historically, our revenue has been the strongest during the second quarter of our fiscal year due to increases in retail commerce during the holiday season. Adverse events that occur during these months could have a disproportionate effect on our financial results for the fiscal year.

Components of Results of Operations

Revenue
Merchant Network Revenue
Merchant partners (or merchants) are generally charged a fee based on GMV processed through the Affirm platform. The fees vary depending on the individual arrangement between us and each merchant and on the terms of the product offering. The fee is recognized at the point in time the merchant successfully confirms the transaction, which is when the terms of the executed merchant agreement are fulfilled. We may originate certain loans via our wholly-owned subsidiaries, with zero or below market interest rates. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, resulting in a loss, which we record as a reduction to merchant network revenue. In certain cases, the losses incurred on loans originated for a merchant may exceed the total network revenue earned on those loans. We record the excess loss amounts as a sales and marketing expense. During the years ended June 30, 2022, 2021, and 2020 we generated 34%, 44%, and 50% of our revenue, respectively, from merchant network fees.
Virtual Card Network Revenue
A smaller portion of our revenue comes from our Virtual Card product. We have agreements with issuer processors to facilitate transactions through the issuance of virtual debit cards to be used by consumers at checkout. Consumers can apply for a virtual debit card through the Affirm app and, upon approval, receive a single-use virtual debit card to be used for their purchase online or offline at a non-integrated merchant. The virtual debit card is funded at the time a transaction is authorized using cash held by the issuer processor in a reserve fund. We, or our originating bank partner, then originates a loan to the consumer once the transaction is confirmed by the merchant. The non-integrated merchants are charged interchange fees by the issuer processor for virtual debit card transactions, as with all debit card purchases, and the issuer processor shares a portion of this revenue with us. We also leverage this issuer processor as a means of integrating certain merchants. Similarly, for these arrangements with integrated merchants, the merchant is charged interchange fees by the issuer processor and the issuer processor shares a portion of this revenue with us. This revenue is recognized as a percentage of both our captured volume transacted on the payment processor network and net interchange income, and this revenue related to net interchange income is presented net of associated processing fees. We generated 7%, 6%, and 4% of our revenue from virtual card network fees for the years ended June 30, 2022, 2021, and 2020, respectively.
Interest Income
We also earn revenue through interest earned on loans facilitated through our platform. Interest income includes interest charged to consumers over the term of the consumers’ loans based on the principal outstanding and is calculated using the effective interest method. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from our originating bank partners or the origination of a loan. These discounts and premiums are accreted or amortized over the life of the loan using the effective interest method and represented 35%, 31%, and 19% of total interest income for the years ended June 30, 2022, 2021, and 2020, respectively. During the years ended June 30, 2022, 2021, and 2020, respectively, we generated 39%, 37%, and 37% of our revenue from interest income, respectively.
Gain on Sales of Loans
We sell a portion of the loans we originate or purchase from our originating bank partners to third-party investors. We recognize a gain or loss on sale of such loans as the difference between the proceeds received, adjusted for initial recognition of servicing assets and liabilities obtained at the date of sale, and the carrying value of the loan. During the years ended June 30, 2022, 2021, and 2020, we generated 15%, 10%, and 6% of our revenue from gain on sales of loans.

Servicing Income
We earn a specified fee from providing professional services to manage loan portfolios on behalf of our third-party loan owners. Under the servicing agreements with our third-party loan owners, we are entitled to collect servicing fees on the loans that we service, which are paid monthly based upon an annual fixed percentage of the outstanding loan portfolio balance. Servicing income also includes fair value adjustments for servicing assets and servicing liabilities. During the years ended June 30, 2022, 2021, and 2020, we generated 5%, 3%, and 3% of our revenue from servicing income, respectively.
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
As of June 30, 2022, we had 2,552 employees, compared to 1,641 employees as of June 30, 2021. We increased our headcount and personnel related costs across our business in order to support our growth expansion strategy. We expect headcount to continue to increase during fiscal year 2023 given our focus on growth and expansion.
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
Funding Costs
Funding costs consist of interest expense and the amortization of fees for certain borrowings including on balance sheet VIEs and sale and repurchase agreements, and other costs incurred in connection with funding the purchases and originations of loans. Amortization of debt issuance costs totaled $16.2 million, $6.4 million, and $2.3 million for the years ended June 30, 2022, 2021, and 2020, respectively.

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
Technology and Data Analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering and product employees as well as our credit and analytics employees who develop our proprietary risk model, which totaled $254.6 million, $171.5 million, and $75.8 million for the years ended June 30, 2022, 2021, and 2020, respectively.
Additionally, for the years ended June 30, 2022, 2021, and 2020, $133.7 million, $29.0 million, and $17.1 million, respectively, of salaries and personnel costs that relate to the creation of internally-developed software were capitalized into property, equipment and software, net on the consolidated balance sheets, and amortized into technology and data analytics expense over the useful life of the developed software. This amortization expense totaled $23.9 million, $10.3 million, and $5.5 million for the years ended June 30, 2022, 2021, and 2020, respectively. Additional technology and data analytics expenses include platform infrastructure and hosting costs, third-party data acquisition expenses, amortization of intangible assets, and expenses related to the maintenance of existing technology assets and our technology platform as a whole.
Sales and Marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, as well as costs of general marketing and promotional activities, promotional event programs, sponsorships, and allocated overhead. In July 2020, we recognized an asset in connection with a commercial agreement with Shopify in which we granted warrants in exchange for their promotion of the Affirm platform with potential new merchant partners. This asset represents the probable future economic benefit to be realized over the expected benefit period and is valued based on the fair value of the warrants on the grant date. The expected benefit period of the asset was initially estimated to be four years, and the remaining useful life of the asset is reevaluated each reporting period. During the year ended June 30, 2022 the remaining expected benefit period was extended by two years upon the execution of an amendment to the commercial agreement with Shopify which extended the term of the agreement.
In November 2021, we entered into a commercial agreement with Amazon and granted warrants in exchange for certain exclusivity provisions and the benefit of acquiring new users. In connection with the agreements, we recognized an asset associated with the portion of the warrants that were fully vested upon execution of the agreement. The asset is valued based on the fair value of the warrants on the grant date and represents the probable future economic benefit to be realized over the approximately 3.2 year remaining initial term of the commercial agreement. For the year ended June 30, 2022, we recognized $281.0 million of expenses related to the warrants within sales and marketing expense, respectively, which included the amortization expense of the commercial agreement asset and the expense based upon the grant-date fair value for the warrant shares that vested during the period. For the year ended June 30, 2022, the expense related to warrants and other share-based payments comprised 64% of sales and marketing expenses, compared to 36% for the year ended June 30, 2021.

Additionally, in order to continue to expand our consumer base, we may originate certain loans via our wholly-owned subsidiaries with zero or below market interest rates. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, resulting in a loss, which we record as a reduction to merchant network revenue. In certain cases, the losses incurred on loans originated for a merchant may exceed the total network revenue earned on those loans. We record the excess loss amounts as a sales and marketing expense. These losses totaled $19.8 million, during the year ended June 30, 2022, compared to $1.7 million for the year ended June 30, 2021. We expect that our sales and marketing expense will continue to increase as we expand our sales and marketing efforts to drive our growth, expansion, and diversification.
General and Administrative
General and administrative expenses consist primarily of expenses related to our finance, legal, risk operations, human resources, and administrative personnel. General and administrative expenses also include costs related to fees paid for professional services, including legal, tax and accounting services, allocated overhead, and certain discretionary expenses incurred from operating our technology platform.
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

Results of Operations

The following tables set forth selected consolidated statements of operations and comprehensive loss data for each of the periods presented in dollars:

	Year ended June 30,
	2022	2021	2020
	(in thousands)
Revenue
Merchant network revenue	$458,511	$379,551	$256,752
Virtual card network revenue	100,696	49,851	19,340
Total network revenue	559,207	429,402	276,092
Interest income (1)	527,880	326,417	186,730
Gain on sales of loans (1)	196,435	89,926	31,907
Servicing income	65,770	24,719	14,799
Total Revenue, net	$1,349,292	$870,464	$509,528
Operating Expenses (2)
Loss on loan purchase commitment	$204,081	$246,700	$161,452
Provision for credit losses	255,272	65,878	105,067
Funding costs	69,694	52,700	32,316
Processing and servicing	157,814	73,578	49,831
Technology and data analytics	418,643	249,336	122,378
Sales and marketing	532,343	182,190	25,044
General and administrative	577,493	383,749	121,230
Total Operating Expenses	2,215,340	1,254,131	617,318
Operating Loss	$(866,048)	$(383,667)	$(107,790)
Other (expense) income, net	141,217	(59,703)	(4,432)
Loss Before Income Taxes	$(724,831)	$(443,370)	$(112,222)
Income tax expense (benefit)	(17,414)	(2,343)	376
Net Loss	$(707,417)	$(441,027)	$(112,598)
Excess return to preferred stockholders on repurchase	—	—	(13,205)
Net Loss Attributable to Common Stockholders	$(707,417)	$(441,027)	$(125,803)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$(5,900)	$7,046	$(302)
Unrealized gain (loss) on securities available for sale, net	(8,022)	29	—
Net Other Comprehensive Income (Loss)	(13,922)	7,075	(302)
Comprehensive Loss	$(721,339)	$(433,952)	$(112,900)

(1)Upon purchase of a loan from our originating bank partners at a price above the fair market value of the loan or upon the origination of a loan with a par value in excess of the fair market value of the loan, a discount is included in the amortized cost basis of the loan. For loans held for investment, this discount is amortized over the life of the loan into interest income. When a loan is sold to a third-party loan buyer or off-balance sheet securitization trust, the unamortized discount is released in full at the time of sale and recognized as part of the gain or loss on sales of loans. However, the cumulative value of the loss on loan purchase commitment or loss on origination, the interest income recognized over time from the amortization of discount while retained, and the release of discount into gain on sales of loans, together net to zero over the life of the loan. The following table details activity for the discount, included in loans held for investment, for the periods indicated:

	Year ended June 30,
	2022	2021	2020
	(in thousands)
Balance at the beginning of the period	$53,177	$28,659	$13,068
Additions from loans purchased or originated, net of refunds	366,279	264,725	157,426
Amortization of discount	(185,050)	(101,078)	(35,251)
Unamortized discount released on loans sold	(191,626)	(139,129)	(106,584)
Balance at the end of the period	$42,780	$53,177	$28,659
(2) Amounts include stock-based compensation as follows:

	Year ended June 30,
	2022	2021	2020
	(in thousands)
General and administrative	$248,797	$196,554	$13,682
Technology and data analytics	116,531	76,643	12,285
Sales and marketing	23,224	17,092	4,040
Processing and servicing	2,431	2,218	82
Total stock-based compensation in operating expenses	390,983	292,507	30,089
Capitalized into property, equipment and software, net	54,542	13,999	2,921
Total stock-based compensation expense	$445,525	$306,506	$33,010
Comparison of the Years Ended June 30, 2022 and 2021

Total Revenue, net

	Year ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentage)
Merchant network revenue	$458,511	$379,551	$78,960	21%
Virtual card network revenue	100,696	49,851	50,845	102%
Total network revenue	559,207	429,402	129,805	30%
Interest income	527,880	326,417	201,463	62%
Gain on sales of loans	196,435	89,926	106,509	118%
Servicing income	65,770	24,719	41,051	166%
Total Revenue, net	$1,349,292	$870,464	478,828	55%
Total Revenue, net for the year ended June 30, 2022 increased by $478.8 million or 55%, compared to the year ended June 30, 2021. The increase is primarily due to an increase of $7.2 billion or 87% in GMV on our platform during the year, from $8.3 billion for the year ended June 30, 2021 to $15.5 billion for the year ended June 30, 2022. This increase in GMV was driven by the strong network effects of the expansion of our active merchant base from 28,995 as of June 30, 2021 to 234,847 as of June 30, 2022, an increase in active consumers from 7.1 million as of June 30, 2021 to 14.0 million as of June 30, 2022, and an increase in average transactions per consumer from 2.3 as of June 30, 2021 to 3.0 as of June 30, 2022.

Merchant network revenue for the year ended June 30, 2022 increased by $79.0 million or 21%, compared to the year ended June 30, 2021. Merchant network revenue as a percentage of GMV for the year ended June 30, 2022 decreased to 3.0% compared to 4.6% for the year ended June 30, 2021.
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
The increase in merchant network revenue during the year ended June 30, 2022 was primarily driven by an increase in GMV, partially offset by reductions in the concentration of long-term 0% APR loans, our highest merchant fee category, which decreased from 21% of total GMV during the year ended June 30, 2021 to 11% during the year ended June 30, 2022. For the year ended June 30, 2022, approximately 8%, of total revenue was driven by our largest merchant partner by merchant network revenue, Peloton, for which we facilitate long-term 0% APR loans with a higher merchant fee, compared with 20% of total revenue in the comparative period. More broadly, for the year ended June 30, 2022, loans with term lengths greater than 12 months accounted for 20% of GMV, compared to 29% for the year ended June 30, 2021, primarily due to the increased adoption of our Split Pay product. AOV was lower at $403 for the year ended June 30, 2022, compared to $550 for the year ended June 30, 2021, primarily due to the increased adoption of our Split Pay product.
The increases were partially offset by a reduction of merchant network revenue of $80.4 million for the year ended June 30, 2022, associated with the creation of discounts upon the self-origination of loans with par values in excess of the fair value of such loans, compared to $11.4 million during the year ended June 30, 2021. These reductions to merchant network revenue are primarily due to our Split Pay product and our 0% APR lending programs outside of the United States, which we self-originate. For the year ended June 30, 2022, we self-originated $3.3 billion of loans, an increase of 453.9% compared to $0.6 billion during year ended June 30, 2021. While the discounts created upon the origination of a loan reduce merchant network revenue at the time of origination, the discounts are amortized into interest income over the life of the respective loans when retained on the balance sheet and any unamortized discount is reflected in the cost basis when determining gain on sale of loans.
Virtual card network revenue for the year ended June 30, 2022 increased by $50.8 million or 102%, compared to the year ended June 30, 2021. This increase was driven by an increase in GMV processed through our issuer processor of 100% for the year ended June 30, 2022, due to increased activity on our virtual card-enabled mobile application as well as growth in existing and new merchants integrated using our virtual card platform, growing from 756 merchants as of June 30, 2021 to 1,099 merchants as of June 30, 2022. Virtual card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
Interest income for the year ended June 30, 2022 increased by $201.5 million or 62%, compared to the year ended June 30, 2021. Generally, interest income is correlated with the changes in the average balance of loans held for investment, as we recognize interest on loans held for investment using the effective interest method over the life of the loan. The average balance of loans held for investment increased by 27% to $2.3 billion for the year ended June 30, 2022, compared to the same period in the prior fiscal year.
As an annualized percentage of average loans held for investment, total interest income increased from approximately 18% during the year ended June 30, 2021 to 23% during the year ended June 30, 2022. This change was driven by a decrease in the average proportion of 0% APR loans being held on our consolidated balance sheet as a percentage of the average loans held for investment, which decreased from 46% during the year ended June 30, 2021 to 39% during the year ended June 30, 2022. The shift was largely due to increased concentration of loans with large enterprise merchant partners; those loans tend to be interest-bearing.
We recognize interest income on 0% APR loans via the amortization of the loan discount. Short term 0% APR loans, including Split Pay loans, carry higher annualized discounts as percentages of annualized loan balances than longer term loans, and thus amortize more discount into interest income as percentages of unpaid principal balance than longer term loans. Therefore, the change in the mix of 0% APR loans held for investment is also contributing to the increase in interest income as an annualized percentage of average loans held for investment. The total amortization of discounts on loans held for investment increased by $84.0 million or 83% for the year ended June 30, 2022, compared with the year ended June 30, 2021. The amortization of discounts represented 35% of total interest income for the year ended June 30, 2022, compared to 31% for the year ended June 30, 2021, respectively. This increase included the amortization of discounts arising from self-originated loans held for investment of $106.1 million during the year ended June 30, 2022, which was $18.2 million for the year ended June 30, 2021.
Gain on sales of loans for the year ended June 30, 2022 increased by $106.5 million or 118%, compared to the year ended June 30, 2021. We sold loans with an unpaid balance of $3.2 billion for the year ended June 30, 2021, and $7.1 billion for the year ended June 30, 2022, for which we retained servicing rights. This increase was primarily due to higher loan sale volume to third-party loan buyers and off-balance sheet securitizations, favorable loan sale pricing terms, and optimizing the allocation of loans to loan buyers with higher pricing terms. The increase was partially offset by a reduction of $6.2 million due to the net impact of the servicing assets and liabilities of the loans sold during the year ended June 30, 2022, compared to a reduction of $1.5 million for the year ended June 30, 2021
Servicing income for the year ended June 30, 2022 increased by $41.1 million or 166%, compared to the year ended June 30, 2021. This increase was primarily due to an increase in the average unpaid principal balance of loans owned by third-party loan owners, which increased from $1.8 billion during the year ended June 30, 2021 to $3.6 billion during the year ended June 30, 2022. Additionally, we recognized an increase of servicing income of $6.3 million related to the changes in fair value of servicing assets and liabilities during the year ended June 30, 2022, compared with a reduction to servicing income of $1.5 million during the year ended June 30, 2021.
Operating Expenses

	Year ended June 30,
	2022	2021
	(in thousands)
Loss on loan purchase commitment	$204,081	$246,700
Provision for credit losses	255,272	65,878
Funding costs	69,694	52,700
Processing and servicing	157,814	73,578
Total transaction costs	686,861	438,856
Technology and data analytics	418,643	249,336
Sales and marketing	532,343	182,190
General and administrative	577,493	383,749
Total operating expenses	$2,215,340	$1,254,131

Loss on Loan Purchase Commitment

	Year ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentage)
Loss on loan purchase commitment	$204,081	$246,700	$(42,619)	(17)%
Percentage of total revenue, net	15%	28%
Loss on loan purchase commitment for the year ended June 30, 2022 decreased by $42.6 million or 17%, compared to the year ended June 30, 2021. This decrease was due to a decrease in the volume of long-term 0% APR loans purchased from our originating bank partners compared to the prior period, which are purchased above fair market value. The decrease in loss on loan purchase commitment is also impacted by changes in the estimate of fair value of the loans driven primarily by the mix of loan terms. The differences in fair values and purchase values for our loans are generally correlated with the term length, so the reduction in long term loans reduced the differences between the estimates of fair value and purchase value. During the year ended June 30, 2022, we purchased $3,251.5 million, of 0% APR loan receivables from our originating bank partners, representing a decrease of $33.1 million or 1% compared to the year ended June 30, 2021.
Provision for Credit Losses

	Year ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentage)
Provision for credit losses	$255,272	$65,878	$189,394	287%
Percentage of total revenue, net	19%	8%
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
Additionally, during the prior fiscal year, following the loss of our emerging growth company status, we adopted Accounting Standard Update (“ASU”) 2016-13, “Financial Instruments — Credit Losses (Topic 326)” using the modified retrospective approach. The amendments replaced the incurred loss impairment methodology for computing our allowance for credit losses with the current expected credit loss model ("CECL"), effective July 1, 2020. As part of this modified retrospective approach to adoption, we recorded an adjustment increasing the provision for credit losses by $10.1 million for the year ended June 30, 2021.
During the year ended June 30, 2022, the allowance as a percentage of loans held for investment increased from 5.8% as of June 30, 2021 to 6.2% as of June 30, 2022, primarily due to a deconcentration of long-term, lower-credit-risk 0% APR loans on our balance sheet and growth of new platforms and merchant partnerships with generally higher expected losses. Prior year provision for credit losses was unusually low due to release of stressed expected loss scenarios and the adoption of CECL. Those prior year impacts, combined with an overall larger loan population, shifting product mix, and normalized credit environment, resulted in an increase in provision for credit losses expense of $189.4 million or 287% compared to the year ended June 30, 2021.
Funding Costs

	Year ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentage)
Funding costs	$69,694	$52,700	$16,994	32%
Percentage of total revenue, net	5%	6%
Funding costs for the year ended June 30, 2022 increased by $17.0 million or 32%, compared to the year ended June 30, 2021. Funding costs for a given period are correlated with the sum of the average balance of funding debt and the average balance of notes issued by securitization trusts. This increase was primarily due to the increase of notes issued by securitization trusts during the current fiscal year, which bear interest at fixed rates. The average balance of notes issued by securitization trusts during the year ended June 30, 2022 was $1,490.1 million, compared with $747.0 million, during the year ended June 30, 2021. The average balance of funding debt for the year ended June 30, 2022 was $677.0 million, compared with $752.6 million, during the year ended June 30, 2021. Combined, average total debt for the year ended June 30, 2022 increased by $667.6 million or 45%, respectively, compared to the year ended June 30, 2021 while the average reference interest rate increased by 163% during the period.

Processing and Servicing

	Year ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentage)
Processing and servicing	$157,814	$73,578	$84,236	114%
Percentage of total revenue, net	12%	8%
Processing and servicing expense for the year ended June 30, 2022 increased by $84.2 million or 114%, compared to the year ended June 30, 2021. This increase was primarily due to a $56.1 million or 163% increase in payment processing fees related to increased servicing activity and payments volume for the year ended June 30, 2022. Additionally, processing fees paid to our platform partners increased by $5.4 million or 104%, for the year ended June 30, 2022. Personnel costs increased by $5.6 million or 47% for the year June 30, 2022 driven by growth in headcount. For the year ended June 30, 2022, third-party loan servicing and collections spend increased $17.0 million or 82%, due to increased loan volume.
Technology and Data Analytics

	Year ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentage)
Technology and data analytics	$418,643	$249,336	$169,307	68%
Percentage of total revenue, net	31%	29%
Technology and data analytics expense for the year ended June 30, 2022 increased by $169.3 million or 68%, compared to the year ended June 30, 2021. For the year ended June 30, 2022, we saw a $83.1 million or 48% increase in personnel costs compared to the year ended June 30, 2021 primarily due to an increased headcount as we continue to support our growth and technology platform as a whole. A portion of these personnel costs was stock-based compensation, which accounted for a $39.9 million increase compared to the year ended June 30, 2021, respectively, largely due to vesting of RSUs.
Additionally, there was a $51.9 million or 132%, increase in data infrastructure and hosting costs for the year ended June 30, 2022, compared to the year ended June 30, 2021, due to increased capacity requirements of our technology platform driven by increase in active users and transactions per active consumer. There was a $12.8 million or 75%, increase in underwriting data provider costs for the year ended June 30, 2022, compared to the year ended June 30, 2021, due to an increase in applications, partially offset by cost improvements achieved as a result of contract renegotiations. Furthermore, amortization of internally-developed software increased by $13.6 million or 132%, compared to the year ended June 30, 2021, primarily as a result of an increase in the number of capitalized projects during the period due to our ongoing investment in software development. Capitalized projects grew 370% from 30 projects for the year ended June 30, 2021 to 141 projects for the year ended June 30, 2022.
Sales and Marketing

	Year ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentage)
Sales and marketing	$532,343	$182,190	$350,153	192%
Percentage of total revenue, net	39%	21%
Sales and marketing expense for the year ended June 30, 2022 increased by $350.2 million or 192%, compared to the year ended June 30, 2021. This increase was primarily due to $281.0 million of expense related to warrants granted to Amazon during the year ended June 30, 2022. Additionally, personnel costs related to employees in the sales and marketing functions increased $19.5 million or 45%, compared to the year ended June 30, 2021 largely due to an increased headcount. Loss on loan originations increased $18.1 million or 1,067%, compared to the year ended June 30, 2021, primarily due to an increase in self-originated loans.

Furthermore, there was a $20.9 million or 59%, increase in brand and consumer marketing spend during the year ended June 30, 2022, compared to the year ended June 30, 2021, associated with our expanded brand-activation, holiday shopping, lifestyle, and travel marketing campaigns, as well as a $5.1 million or 40% increase in business-to-business marketing spend compared to the year ended June 30, 2021.

General and Administrative

	Year ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentage)
General and administrative	$577,493	$383,749	$193,744	50%
Percentage of total revenue, net	43%	44%
General and administrative expense for the year ended June 30, 2022 increased by $193.7 million or 50%, compared to the year ended June 30, 2021 primarily due to an increased headcount as we continue to grow our finance, legal, operations, and administrative organizations. Additionally, professional fees increased by $16.0 million or 56%, during the year ended June 30, 2022 compared to the year ended June 30, 2021, to support our acquisitions, international expansion, and regulatory compliance programs.
Other (Expense) Income, net

	Year ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentage)
Other (expense) income, net	$141,217	$(59,703)	$200,920	(337)%
Percentage of total revenue, net	10%	(7)%
For the year ended June 30, 2022, other (expense) income, net, was largely comprised of a gain of $89.3 million, recognized based on the change in fair value of the contingent consideration liability associated with our acquisition of PayBright, driven by decreases in the value of our common stock. Additionally other (expense) income, net included a gain of $48.6 million on hedging instruments due to increases in fair value of interest rate caps as a direct correlation with LIBOR and increased volatility in the market.
For the year ended June 30, 2021, other (expense) income, net was primarily comprised of a loss of $92.9 million recognized based on the change in fair value of the contingent consideration liability associated with our acquisition of PayBright, driven by changes in the value of our common stock. Additionally, for the year ended June 30, 2021, other (expense) income, net included a gain of $30.1 million recognized upon the conversion of convertible notes into shares of Series G-1 preferred stock. The conversion of convertible notes was accounted for as a debt extinguishment since the number of shares of Series G-1 preferred stock issued upon conversion was variable and this gain represented the difference between the carrying value of the debt at the time of extinguishment and the allocated proceeds.

Income tax expense (benefit)

	Year ended June 30,		Change
	2022	2021	$	%
	(in thousands, except percentage)
Income tax expense (benefit)	$(17,414)	$(2,343)	$(15,071)	643%
Percentage of total revenue, net	(1)%	—%
The income tax benefit for the year ended June 30, 2022 was primarily attributable to a change in our assessment of the future realization of certain foreign deferred tax assets, while the income tax benefit for the year ended June 30, 2021 was primarily attributable to an adjustment to the Company's valuation allowance resulting from a deferred tax liability assumed with the acquisition of Returnly.

In evaluating our ability to recover our deferred tax assets in the jurisdiction from which they arise, we consider all available positive and negative evidence, including our historical financial performance, projections of future taxable income - incorporating any changes in circumstance for the business, future reversals of existing taxable temporary differences, and any carryback available. The assumptions about future taxable income require the use of Management’s judgment and are consistent with the plans and estimates we are using to manage the underlying businesses, yet they are subject to change from period to period.
As a result of (i) the integration and consolidation of our PayBright business into and with Affirm’s Canadian business, which makes PayBright’s tax attributes utilizable against future income in the combined Canadian operations, (ii) the expansion of our overall business in Canada, and (iii) other objectively verifiable positive evidence that became available during the year ended June 30, 2022 - all of which we have concluded is sufficient to outweigh the existing negative evidence, including the presence of a three-year cumulative loss attributable to the related foreign jurisdiction, we have determined that it is more likely than not that our foreign deferred tax assets will be realized and a valuation allowance is not required.
Even though our determination that our foreign deferred tax assets will more likely than not be realized is primarily based on sufficient, objectively verifiable positive evidence, consideration was still required for the underlying projections of future income. If our assumptions change in the future and we determine that we will not be able to realize our foreign deferred tax assets, the tax benefits related to any release of the valuation allowance on foreign deferred tax assets as of June 30, 2022 will be reversed and recorded as an increase of income tax expense for the period.
We continue to recognize a full valuation allowance against our U.S. federal and state net deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company for the years ended June 30, 2022, 2021, and 2020. The presence of a three-year cumulative loss limits the ability to consider other subjective evidence, such as our expectations of future taxable income and projections for growth, and the other positive evidence available is not sufficient to outweigh the existing negative evidence at this time.
Liquidity and Capital Resources

Sources and Uses of Funds
We have incurred losses since our inception, accumulating a deficit of $1.6 billion and $0.9 billion as of June 30, 2022 and June 30, 2021, respectively. We have historically financed the majority of our operating and capital needs through the sales of equity securities, borrowings from debt facilities and convertible debt, third-party loan sale arrangements, and cash flows from operations. In September and October 2020, we issued an aggregate of 21,836,687 shares of Series G preferred stock for aggregate cash proceeds of $435.1 million. On January 15, 2021, we closed an initial public offering of our Class A common stock with cash proceeds, before expenses, of $1.3 billion. On November 23, 2021, we issued the 2026 Notes, generating cash proceeds of $1.7 billion.
As of June 30, 2022, our principal sources of liquidity were available for sale securities and cash and cash equivalents, available capacity from revolving debt facilities, revolving securitizations, forward flow loan sale arrangements, and certain cash flows from our operations. We believe that our existing cash balances, available capacity under our revolving debt facilities, revolving securitizations and off-balance sheet loan sale arrangements, and cash from operations, are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months. We cannot provide assurance, however, that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs in the long-term. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control. Our on- and off-balance sheet facilities provide funding subject to various constraining limits on the financed portfolios. These limits are generally tied to loan-level attributes such as loan term, credit quality, and interest rate, as well as borrower- and merchant-level attributes.

Cash and Cash Equivalents
As of June 30, 2022, we had approximately $1.3 billion of cash and cash equivalents to fund our future operations compared to approximately $1.5 billion as of June 30, 2021. Our cash and cash equivalents were comprised of operating bank accounts, money market funds, certificates of deposits, corporate bonds, and other commercial paper with maturities less than three months. Cash and cash equivalents are held primarily for continued investment in our business, for working capital purposes, and to facilitate a portion of our lending activities. Our policy is to invest cash in excess of our immediate working capital requirements in liquid investments and deposit accounts to preserve the principal balance and maintain adequate liquidity.
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
Securities, Available for Sale
As of June 30, 2022, we had $1.6 billion of investments in marketable debt securities classified as available-for-sale, compared to $16.2 million as of June 30, 2021. Our securities available for sale at fair value primarily consist of certificates of deposits, corporate bonds, commercial paper, and government bonds with maturities greater than three months. Investment securities traditionally provide a secondary source of liquidity since they can be converted into cash in a timely manner.
Funding Debt
The following table summarizes our funding debt facilities as of June 30, 2022. The funding debt consists of warehouse credit facilities, other funding facilities, revolving credit facilities, and repurchase liabilities:

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2023	$271,055	$158,547
2024	1,812,972	421,484
2025	—	—
2026	—	—
2027	250,000	34,428
2028 and thereafter	600,000	68,936
Total	$2,934,027	$683,395
Warehouse Credit Facilities
Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. These trusts are consolidated variable interest entities (“VIEs”), and each trust entered into a credit agreement and security agreement with a commercial bank as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are referred to as funding debt. These credit agreements contain operating covenants, including limitations on the incurrence of certain indebtedness and liens, restrictions on certain intercompany transactions, and limitations on the amount of dividends and stock repurchases. Our funding debt facilities include concentration limits for various loan characteristics including credit quality, product mix, geography, and merchant concentration. As of June 30, 2022, we were in compliance with all applicable covenants in the agreements. Refer to Note 11. Debt in the notes to the consolidated financial statements included elsewhere in this Form 10-K for additional information.
These revolving facilities mature between 2023 and 2029, and subject to covenant compliance generally permit borrowings up to 12 months prior to the final maturity date. Borrowings under these facilities generally occur multiple times per week, and generally coincide with the purchase of loans from our originating bank partners. We manage liquidity by accessing diversified pools of capital and avoid concentration with any single counterparty; we are diversified across different types of investors including investment banks, asset managers, and insurance companies.
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
Other Funding Facilities
Prior to our acquisition of PayBright on January 1, 2021, PayBright entered into various credit facilities utilized to finance the origination of loans in Canada. Similar to our warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by PayBright loan receivables pledged to the respective facility as collateral, mature between 2023 and 2024, and bear interest based on a benchmark rate plus a spread ranging from 1.25% to 4.25%.
Revolving Credit Facility
On February 4, 2022, we entered into a revolving credit agreement with a syndicate of commercial banks for a $165.0 million unsecured revolving credit facility, maturing on February 4, 2025. On May 16, 2022, we increased unsecured revolving commitments under the facility to $205.0 million. This facility bears interest at a rate equal to, at our option, either (a) a SOFR rate determined by reference to the forward-looking term SOFR rate for the interest period, plus an applicable margin of 1.85% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the U.S. prime rate and (iii) the one-month forward-looking term SOFR rate plus 1.0% per annum, in each case, plus an applicable margin of 0.85% per annum. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.20% per annum on the undrawn balance available. There are no borrowings outstanding under the facility. Refer to Note 11. Debt.
Securitizations
In connection with asset-backed securitizations, we sponsor and establish trusts to ultimately purchase loans facilitated by our platform. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. The assets are transferred into a trust such that the assets are legally isolated from the creditors of Affirm and are not available to satisfy our obligations. These assets can only be used to settle obligations of the underlying trusts. Each securitization trust issued senior notes and residual certificates to finance the purchase of the loans facilitated by our platform. The 2020-Z1, 2020-Z2, 2021-Z1, 2021-Z2, 2022-X1, and 2022-Z1 securitizations are secured by static pools of loans contributed at closing, whereas the 2021-A, 2021-B, and 2022-A securitizations are revolving and we may contribute additional loans from time to time until the end of the respective revolving period. The 2021-Z1, 2021-Z2, 2022-X1, and 2022-Z1 securitizations are off balance sheet since we determined we are not the primary beneficiary as of June 30, 2022. Refer to Note 12. Securitization and Variable Interest Entities.

Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year ended June 30,
	2022	2021
	(in thousands)
Net Cash Used in Operating Activities	(162,194)	(193,130)
Net Cash Used in Investing Activities	(2,011,338)	(1,022,033)
Net Cash Provided by Financing Activities(1)	2,037,119	2,577,830

(1) Amounts include net cash provided by the issuance of redeemable convertible preferred stock and convertible debt as follows:

	Year ended June 30,
	2022	2021
	(in thousands)
Proceeds from issuance of convertible debt, net	$1,704,300	$—
Proceeds from issuance of common stock, net of repurchases	73,828	46,242
Proceeds from initial public offering, net	—	1,305,176
Proceeds from issuance and conversion of redeemable convertible preferred stock, net of repurchases and issuance costs	—	434,529
Net cash provided by equity-related financing activities	$1,778,128	$1,785,947
Net cash provided by debt-related financing activities	444,169	950,163
Payments of tax withholding for stock-based compensation	(185,178)	(158,280)
Net cash provided by financing activities	$2,037,119	$2,577,830
Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
Cash used in operating activities for the year ended June 30, 2022 was $162.2 million, a decrease of $30.9 million from cash used in operating activities of $193.1 million for the year ended June 30, 2021. This reflects our net loss of $707.4 million, adjusted for non-cash charges of $525.8 million, net cash inflows of $29.4 million from the purchase and sale of loans held for sale, and net cash outflows of $9.9 million provided by changes in our operating assets and liabilities. For the year ended June 30, 2022, net cash inflows from the purchase and sale of loans held for sale increased $75.3 million compared to the $45.9 million net cash outflows for the year ended June 30, 2021.
Non-cash charges primarily consisted of: provision for credit losses, which increased by $189.4 million or 287% due to a change in product mix for on-balance sheet loans and an unusually low provision expense in the prior comparative period; gain on sales of loans, which increased by $106.5 million from $89.9 million for the year ended June 30, 2021 due to improved loan sale economics, loan credit quality mix and increased loan sales since the year ended June 30, 2021; and amortization of premiums and discounts, which increased by $81.6 million or 90% due to increased amortization of discounts related to loans purchased from our originating bank partners at a price above fair market value. Furthermore, we incurred $391.0 million of stock-based compensation, up from $292.5 million due to accelerated vesting of RSUs for which the service-based condition had been met prior to the IPO, the performance-based condition was met on the IPO date and the addition of the Employee Share Purchase Plan during the period, and gains of $89.3 million due to the decrease in the fair value of our contingent consideration liability, driven by changes in the value of our common stock. Additionally, during the year ended June 30, 2022, we incurred $96.7 million of amortization expense associated with our commercial agreement assets.
Our net cash outflows resulting from changes in operating assets and liabilities decreased to $9.9 million for the year ended June 30, 2022, compared to net cash outflows of $53.7 million for the year ended June 30, 2021. This change was primarily driven by a decrease in other assets due to a reduction of prepaid payroll taxes during the year ended June 30, 2022.
Investing Activities
Cash used in investing activities for the year ended June 30, 2022 was $2,011.3 million, an increase of $989.3 million from $1,022.0 million for the year ended June 30, 2021. The main driver of this was $10.4 billion of purchases of loans, representing an increase of $4.5 billion or 76% compared to the year ended June 30, 2021, due partly to continued growth in GMV. We recorded cash outflows of approximately $1,841.4 million related to purchases of available for sale securities in the current period. Additionally, we recorded cash outflow of approximately $25.4 million related to purchases of intangibles in connection with an asset acquisition during the period. These cash outflows were partially offset by $8.1 billion of repayments of loans, representing an increase of $3.8 billion, or 88%, compared to the year ended June 30, 2021, due to a higher average balance of loans held for investment and generally increasing credit quality of the portfolio.
Financing Activities
Cash provided by financing activities for the year ended June 30, 2022 was $2,037.1 million, a decrease of $540.7 million from $2,577.8 million during the year ended June 30, 2021. During the year ended June 30, 2022, we saw a $738.2 million decrease in cash inflows from the issuance of notes by our securitization trusts due to a smaller volume of newly formed securitization trusts compared to the year ended June 30, 2021. Additionally, for the year ended June 30, 2021, cash from financing activities included proceeds of $1,305.2 million from the issuance of common stock upon our initial public offering and $434.5 million from the issuance of Series G redeemable convertible preferred stock. This decrease was partially offset by the issuance of convertible debt during the year ended June 30, 2022, which resulted in net cash inflows of $1,704.3 million, net of debt issuance costs.
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
Concentrations of Revenue
For the year ended June 30, 2022, there were no merchants that exceeded 10% of total revenue. For the years ended June 30, 2021 and 2020 approximately 20% and 28% of total revenue, respectively, was driven by one merchant partner. While we believe our growth will facilitate both revenue growth and merchant diversification as we continue to integrate with a wide range of merchants, changes in merchant loan volume and revenue concentration may cause our financial and operating performance to fluctuate significantly from period to period. Our revenue as a percentage of GMV in any given period varies across products. As such, as we continue to expand our network to include more merchants, revenue as a percentage of GMV will vary.
Contractual Obligations

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Funding debt	$683,395	$158,547	$421,484	$34,428	$68,936
Notes issued by securitization trusts	1,632,401	—	632,492	999,909	—
Operating lease commitments(1)	74,536	16,445	32,453	17,950	7,688
Purchase commitments(2)	37,054	37,054	—	—	—
Contingent consideration liability(3)	23,348	23,348	—	—	—
Convertible senior notes(4)	1,725,000	—	—	1,725,000	—
Total	$4,175,734	$235,394	$1,086,429	$2,777,287	$76,624
(1)Consists of payment obligations under our office leases.
(2)In May 2020, we entered into an addendum to our agreement with our cloud computing web services provider which included annual spending commitments, as further described below. Refer to Note 9.   Commitments and Contingencies for further information.
(3)Refer to Note 6.  Balance Sheet Components for a description of the contingent consideration liability, recorded as a component of accrued expenses and other liabilities on the consolidated balance sheets.
(4)On November 23, 2021, the Company issued $1.7 billion in aggregate principal amount of 0% convertible senior notes due 2026 (the “2026 Notes”). The 2026 Notes mature on November 15, 2026. Refer to Note 11.  Debt for further information.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
Off-Balance Sheet Arrangements

Off-balance sheet loans relate to unconsolidated securitization transactions and loans sold to third-party investors for which we have some form of continuing involvement, including as servicer. For off-balance sheet loan sales where servicing is the only form of continuing involvement, we would only experience a loss if we were required to repurchase such a loan due to a breach in representations and warranties associated with our loan sale or servicing contracts. For unconsolidated securitization transactions where Affirm is the sponsor and risk retention holder, Affirm could experience a loss of up to 5% of both the senior notes and residual certificates. As of June 30,

2022, the aggregate outstanding balance of loans held by third-party investors or off-balance sheet VIEs was $4.5 billion. As of June 30, 2022, we had four off-balance sheet VIEs, the 2021-Z1, 2021-Z2, 2022-X1, and 2022-Z1 securitization trusts. In the unlikely event payments on the loans backing any off-balance sheet securitization are insufficient to pay note holders, including any retained interest, then any amounts the Company contributed to the securitization reserve accounts may be depleted. See Note 12. Securitization and Variable Interest Entities of the accompanying notes to our consolidated financial statements for more information.
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
We evaluate our significant estimates on an ongoing basis, including, but not limited to, estimates related to merchant network revenue, loss on loan purchase commitment and allowance for credit losses. We believe these estimates have the greatest potential effect on our consolidated financial statements. Therefore, we consider these to be our critical accounting policies and estimates. For further information, our significant accounting policies are described in Note 2. Summary of Significant Accounting Policies within the notes to the consolidated financial statements.
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

In estimating the allowance for credit losses, management utilizes a migration analysis of delinquent and current loan receivables. Migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through various stages of delinquency and to charge-off. The analysis focuses on the pertinent factors underlying the quality of the loan portfolio. These factors include historical performance, the age of the receivable balance, seasonality, customer credit-worthiness, changes in the size and composition of the loan portfolio, delinquency levels, bankruptcy filings, actual credit loss experience. We also take into consideration certain qualitative factors where we adjust our quantitative baseline using our best judgement to consider the inherent uncertainty regarding future economic conditions and consumer loan performance. For example, the Company considers the impact of current economic and environmental factors at the reporting date that did not exist over the period from which historical experience was used.

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

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies within the notes to the consolidated financial statements.

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
Interest Rate Risk
Our cash and cash equivalents and certain of our restricted cash as of June 30, 2022 were held primarily in checking, money market, and savings accounts. As of June 30, 2022, we had $162.5 million of cash equivalents invested in money market funds, certificates of deposit, corporate bonds, and other commercial paper with maturities less than three months. Our cash and cash equivalents are held for working capital purposes. The fair value of our cash and cash equivalents and certain restricted cash would not be significantly affected by a change in interest rates due to their short-term nature.
Our securities available for sale at fair value as of June 30, 2022 included $1,595.4 million of marketable debt securities with maturities greater than three months. A rise in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative, liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be material.
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
We rely on a variety of funding sources with varying degrees of interest rate sensitivities. Certain of our funding arrangements bear a variable interest rate. Given the fixed interest rates charged on the loans that we purchase from our originating bank partners or originate ourselves, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Additionally, certain of our loan sale agreements are repriced on a recurring basis using a mechanism tied to interest rates as well as loan performance. Increases in interest rates could reduce our loan sale economics. We also rely on securitization transactions, with notes typically bearing a fixed coupon. Increases in interest rates may result in higher coupons using refinancing. We maintain an interest rate hedging program which eliminates some, but not all, of the interest rate risk. Factoring in this program, as of June 30, 2022, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $30.0 million adverse impact on our annual financial results over the next 12 months.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AFFIRM HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Affirm Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Affirm Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 29, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Allowance for Credit Losses — Refer to Notes 2 and 4 to the financial statements
Critical Audit Matter Description
The allowance for credit losses (ACL) is a material estimate of the Company and as of June 30, 2022, the total balance was $155.4 million. In estimating the ACL, management utilizes a migration analysis of delinquent and current loan receivables. The analysis focuses on the pertinent factors underlying the quality of the loan portfolio. These factors include historical performance, the age of the receivable balance, customer credit-worthiness, changes in the size and composition of the loan portfolio, delinquency levels, bankruptcy filings, and actual credit loss experience. Management also incorporates qualitative adjustments to the quantitative model to consider the inherent uncertainty regarding future economic conditions and consumer loan performance.

Determining the appropriate level of qualitative adjustments is inherently subjective and relies on significant judgment. Given the subjective nature and amount of judgment required in developing these estimates, performing audit procedures to evaluate the reasonableness of the ACL required a high degree of auditor judgment, an increased extent of audit effort, credit specialists, and the need to involve more experienced audit professionals.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allowance for credit losses included the following procedures, among others:
•We tested the design and effectiveness of controls over the ACL, including management’s controls over the qualitative adjustments.
•We tested management’s process for estimating the ACL, which included involving our credit specialists to evaluate the appropriateness of the models and methodologies used including the use of qualitative adjustments.
•We evaluated the accuracy and completeness of the data used to estimate the allowance for credit losses.
•We evaluated the qualitative adjustments, including assessing the basis and overall magnitude of the adjustments, obtaining third party macroeconomic data, and evaluating any contradictory evidence.

/s/ Deloitte & Touche LLP
San Francisco, California
August 29, 2022
We have served as the Company's auditor since 2020.

AFFIRM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	June 30, 2022	June 30, 2021
Assets
Cash and cash equivalents	$1,255,171	$1,466,558
Restricted cash	295,636	226,074
Securities available for sale at fair value	1,595,373	16,170
Loans held for sale	2,670	13,030
Loans held for investment	2,503,561	2,022,320
Allowance for credit losses	(155,392)	(117,760)
Loans held for investment, net	2,348,169	1,904,560
Accounts receivable, net	142,052	91,575
Property, equipment and software, net	171,482	62,499
Goodwill	539,534	516,515
Intangible assets	78,942	67,930
Commercial agreement assets	263,196	227,377
Other assets	281,567	274,679
Total Assets	$6,973,792	$4,866,967
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$33,072	$57,758
Payable to third-party loan owners	71,383	50,079
Accrued interest payable	6,659	2,751
Accrued expenses and other liabilities	237,598	323,577
Convertible senior notes, net	1,706,668	—
Notes issued by securitization trusts	1,627,580	1,176,673
Funding debt	672,577	680,602
Total liabilities	4,355,537	2,291,440
Commitments and contingencies (Note 9)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 227,255,529 shares issued and outstanding as of June 30, 2022; 3,030,000,000 shares authorized, 181,131,728 shares issued and outstanding as of June 30, 2021	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 60,109,844 shares issued and outstanding as of June 30, 2022; 140,000,000 authorized, 88,226,376 shares issued and outstanding as of June 30, 2021	1	1
Additional paid in capital	4,231,303	3,467,236
Accumulated deficit	(1,605,902)	(898,485)
Accumulated other comprehensive gain (loss)	(7,149)	6,773
Total stockholders’ equity	2,618,255	2,575,527
Total Liabilities and Stockholders’ Equity	$6,973,792	$4,866,967
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

	June 30, 2022	June 30, 2021
Assets of consolidated VIEs, included in total assets above
Restricted cash	$164,530	$142,385
Loans held for investment	2,179,026	1,743,810
Allowance for credit losses	(124,052)	(94,463)
Loans held for investment, net	2,054,974	1,649,347
Accounts receivable, net	8,195	8,209
Other assets	14,570	3,683
Total assets of consolidated VIEs	$2,242,269	$1,803,624
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$2,897	$2,927
Accrued interest payable	6,525	2,613
Accrued expenses and other liabilities	15,494	3,820
Notes issued by securitization trusts	1,627,580	1,176,673
Funding debt	514,033	607,394
Total liabilities of consolidated VIEs	2,166,529	1,793,427
Total net assets of consolidated VIEs	$75,740	$10,197

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year ended June 30,
	2022	2021	2020
Revenue
Merchant network revenue	$458,511	$379,551	$256,752
Virtual card network revenue	100,696	49,851	19,340
Total network revenue	559,207	429,402	276,092
Interest income	527,880	326,417	186,730
Gain on sales of loans	196,435	89,926	31,907
Servicing income	65,770	24,719	14,799
Total Revenue, net	$1,349,292	$870,464	$509,528
Operating Expenses
Loss on loan purchase commitment	$204,081	$246,700	$161,452
Provision for credit losses	255,272	65,878	105,067
Funding costs	69,694	52,700	32,316
Processing and servicing	157,814	73,578	49,831
Technology and data analytics	418,643	249,336	122,378
Sales and marketing	532,343	182,190	25,044
General and administrative	577,493	383,749	121,230
Total Operating Expenses	2,215,340	1,254,131	617,318
Operating Loss	$(866,048)	$(383,667)	$(107,790)
Other (expense) income, net	141,217	(59,703)	(4,432)
Loss Before Income Taxes	$(724,831)	$(443,370)	$(112,222)
Income tax expense (benefit)	(17,414)	(2,343)	376
Net Loss	$(707,417)	$(441,027)	$(112,598)
Excess return to preferred stockholders on repurchase	—	—	(13,205)
Net Loss Attributable to Common Stockholders	$(707,417)	$(441,027)	$(125,803)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$(5,900)	$7,046	$(302)
Unrealized gain (loss) on securities available for sale, net	(8,022)	29	—
Net Other Comprehensive Income (Loss)	(13,922)	7,075	(302)
Comprehensive Loss	$(721,339)	$(433,952)	$(112,900)
Per share data:
Net loss per share attributable to common stockholders for Class A and Class B
Basic	$(2.51)	$(2.78)	$(2.63)
Diluted	$(2.51)	$(2.94)	$(2.63)
Weighted average common shares outstanding
Basic	281,704,041	158,367,923	47,856,720
Diluted	281,704,041	159,244,611	47,856,720

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares[1]	Amount
Balance as of June 30, 2019	122,653,704	$798,074	47,078,208	$—	$54,824	$(318,238)	$—	$(263,414)
Issuance of common stock	—	—	2,101,317	—	2,733	—	—	2,733
Repurchases of common stock	—	—	(1,495,098)	—	(2,522)	(16,331)	—	(18,853)
Issuance of redeemable convertible preferred stock, net of issuance costs of $0	1,175,872	15,481	—	—	—	—	—	—
Repurchases of redeemable convertible preferred stock	(1,713,605)	(9,385)	—	—	(13,205)	—	—	(13,205)
Convertible notes beneficial conversion option	—	—	—	—	5,998	—	—	5,998
Stock-based compensation	—	—	—	—	32,545	—	—	32,545
Foreign currency translation	—	—	—	—	—	—	(302)	(302)
Net loss	—	—	—	—	—	(112,598)	—	(112,598)
Balance as of June 30, 2020	122,115,971	$804,170	47,684,427	$—	$80,373	$(447,167)	$(302)	$(367,096)
Issuance of redeemable convertible preferred stock, net of issuance costs of $143	21,836,687	434,542	—	—	—	—	—	—
Conversion of convertible debt	4,444,321	88,559	—	—	(42,124)	—	—	(42,124)
Conversion of redeemable convertible preferred stock	(148,396,979)	(1,327,271)	148,396,979	2	1,327,269	(11)	—	1,327,260
Issuance of common stock upon initial public offering, net of issuance costs of $6,871	—	—	28,290,000	1	1,305,176	—	—	1,305,177
Issuance of common stock upon exercise of stock option	—	—	12,418,931	—	46,462	—	—	46,462
Issuance of common stock upon exercise of warrants	—	—	20,651,583	—	271,156	—	—	271,156
Issuance of common stock for acquisitions	—	—	9,167,515	—	331,498	—	—	331,498
Vesting of restricted stock units	—	—	2,878,060	—	—	—	—	—
Repurchases of common stock	—	—	(129,391)	—	(800)	—	—	(800)
Stock-based compensation	—	—	—	—	306,506	—	—	306,506
Tax withholding on stock-based compensation	—	—	—	—	(158,280)	—	—	(158,280)
Effects of adoption of new accounting standards	—	—	—	—	—	(9,980)	—	(9,980)
Deconsolidation of variable interest entity	—	—	—	—	—	(300)	—	(300)
Foreign currency translation adjustments	—	—	—	—	—	—	7,046	7,046
Unrealized gains on investments	—	—	—	—	—	—	29	29
Net Loss	—	—	—	—	—	(441,027)	—	(441,027)
Balance as of June 30, 2021	—	$—	269,358,104	$3	$3,467,236	$(898,485)	$6,773	$2,575,527

The accompanying notes are an integral part of these consolidated financial statements.

1 The share amounts listed above combine common stock, Class A common stock and Class B common stock.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT), CONT.
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance as of June 30, 2021	—	$—	269,358,104	$3	$3,467,236	$(898,485)	$6,773	$2,575,527
Issuance of common stock upon exercise of stock option	—	—	13,565,397	—	69,876	—	—	69,876
Issuance of common stock in acquisitions	—	—	488,097	—	42,109	—	—	42,109
Issuance of common stock, employee share purchase plan	—	—	149,137	—	3,613	—	—	3,613
Vesting of restricted stock units	—	—	3,815,156	—	—	—	—	—
Vesting of warrants for common stock	—	—	—	—	388,208	—	—	388,208
Repurchases of common stock	—	—	(10,518)	—	(86)	—	—	(86)
Stock-based compensation	—	—	—	—	445,525	—	—	445,525
Tax withholding on stock-based compensation	—	—	—	—	(185,178)	—	—	(185,178)
Foreign currency translation adjustments	—	—	—	—	—	—	(5,900)	(5,900)
Unrealized loss on securities available for sale	—	—	—	—	—	—	(8,022)	(8,022)
Net Loss	—	—	—	—	—	(707,417)	—	(707,417)
Balance as of June 30, 2022	—	$—	287,365,373	$3	$4,231,303	$(1,605,902)	$(7,149)	$2,618,255

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended June 30,
	2022	2021	2020
Cash Flows from Operating Activities
Net Loss	$(707,417)	$(441,027)	$(112,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	255,272	65,878	105,067
Amortization of premiums and discounts on loans, net	(171,965)	(90,371)	(27,605)
Gain on sales of loans	(196,435)	(89,926)	(31,907)
Changes in fair value of assets and liabilities	(101,789)	57,285	2,847
Amortization of commercial agreement assets	96,737	69,103	—
Amortization of debt issuance costs	16,152	6,416	2,313
Amortization of discount on securities available for sale	2,192	—	—
Commercial agreement warrant expense	254,679	—	—
Stock-based compensation	390,983	292,507	29,625
Depreciation and amortization	52,722	19,979	9,444
Impairment of right of use assets	362	11,544	—
Other	(73,154)	5,129	81
Change in operating assets and liabilities:
Purchases of loans held for sale	(5,552,662)	(2,640,734)	(2,101,483)
Proceeds from the sale of loans held for sale	5,582,035	2,594,835	2,021,938
Accounts receivable, net	(62,700)	(22,934)	(19,049)
Other assets	(15,021)	(209,139)	19,936
Accounts payable	(24,686)	32,223	7,514
Payable to third-party loan owners	21,304	25,082	8,279
Accrued interest payable	3,907	1,395	428
Accrued expenses and other liabilities	67,290	119,625	13,868
Net Cash Used in Operating Activities	(162,194)	(193,130)	(71,302)
Cash Flows from Investing Activities
Purchases and origination of loans held for investment	(10,362,048)	(5,897,252)	(2,830,320)
Proceeds from the sale of loans held for investment	1,898,607	824,011	303,433
Principal repayments and other loan servicing activity	8,121,583	4,324,618	2,294,833
Acquisition, net of cash and restricted cash acquired	(5,999)	(222,433)	—
Purchases of intangible assets	(25,415)	—	—
Additions to property, equipment and software	(86,290)	(20,252)	(21,019)
Purchases of securities available for sale	(1,841,380)	—	—
Proceeds from maturities and repayments of securities available for sale	311,035	—	—
Other investing cash inflows	14,311	1,453	—
Other investing cash outflows	(35,742)	(32,178)	—
Net Cash Used in Investing Activities	(2,011,338)	(1,022,033)	(253,073)
Cash Flows from Financing Activities
Proceeds from issuance of convertible debt, net	1,704,300	—	75,000
Proceeds from funding debt	4,101,134	2,942,254	2,132,805
Payment of debt issuance costs	(13,751)	(12,499)	(7,687)
Principal repayments of funding debt	(4,090,562)	(3,165,103)	(1,882,155)
Proceeds from issuance of notes and residual trust certificates by securitization trusts	999,394	1,395,879	—
Principal repayments of notes issued by securitization trusts	(552,046)	(210,368)	—
Proceeds from issuance of redeemable convertible preferred stock, net	—	434,542	15,481
Repurchase and conversion of redeemable convertible preferred stock	—	(13)	(22,591)
Proceeds from initial public offering, net	—	1,305,176	—
Proceeds from exercise of common stock options and warrants and contributions to ESPP	73,914	47,042	2,733
Repurchases of common stock	(86)	(800)	(18,854)
Payments of tax withholding for stock-based compensation	(185,178)	(158,280)	—
Net Cash Provided by Financing Activities	2,037,119	2,577,830	294,732
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,412)	1,837	—
Net Increase in Cash, Cash Equivalents and Restricted Cash	(141,825)	1,364,504	(29,643)
Cash, Cash equivalents and Restricted cash, Beginning of period	1,692,632	328,128	357,771
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,550,807	$1,692,632	$328,128
The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(in thousands)

	Year ended June 30,
	2022	2021	2020
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	1,255,171	1,466,558	267,059
Restricted cash	295,636	226,074	61,069
Total Cash, Cash Equivalents and Restricted Cash	$1,550,807	$1,692,632	$328,128

	Year ended June 30,
	2022	2021	2020
Supplemental Disclosures of Cash Flow Information
Cash payments for interest expense	$51,524	$41,690	$28,085
Cash paid for operating leases	15,561	13,215	—
Cash paid for income taxes	220	219	—
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Stock-based compensation included in capitalized internal-use software	$54,542	$13,999	$2,921
Issuance of common stock in connection with settlement of contingent consideration liability	32,109	—	—
Securities retained under unconsolidated securitization transactions	54,997	—	—
Issuance of common stock in connection with acquisition	10,000	331,498	—
Right of use assets obtained in exchange for operating lease liabilities	4,604	78,421	—
Additions to property and equipment included in accrued expenses	107	6	27
Conversion of redeemable convertible preferred stock	—	1,327,271	—
Issuance of warrants in exchange for commercial agreement	—	270,579	—
Conversion of convertible debt	—	88,559	—
Acquisition of commercial agreement asset	—	25,900	—

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Business Description

Affirm Holdings, Inc. (“Affirm,” the “Company,” “we,” “us,” or “our”), headquartered in San Francisco, California, provides consumers with a simpler, more transparent, and flexible alternative to traditional payment options. Our mission is to deliver honest financial products that improve lives. Through our next-generation commerce platform, agreements with originating banks, and capital markets partners, we enable consumers to confidently pay for a purchase over time, with terms ranging from one to sixty months. When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model, and once approved, the consumer selects their preferred repayment option. Loans are self-originated or funded and issued by our originating bank partners.

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

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Our financial statements have been prepared on a consolidated basis. Under this basis of presentation, our financial statements consolidate all wholly owned subsidiaries and variable interest entities (“VIEs”), in which we have a controlling financial interest. These include various business trust entities and limited partnerships established to enter into warehouse credit agreements with certain lenders for funding debt facilities and certain asset-backed securitization transactions. All intercompany accounts and transactions have been eliminated in consolidation.

Our variable interest arises from contractual, ownership, or other monetary interests in the entity, which changes with fluctuations in the fair value of the entity’s net assets. We consolidate a VIE when we are deemed to be the primary beneficiary. We assess whether or not we are the primary beneficiary of a VIE on an ongoing basis.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Material estimates that are particularly susceptible to significant change relate to determination of variable consideration for revenue, the allowance for credit losses, capitalized internal-use software development costs, valuation allowance for deferred tax assets, loss on loan purchase commitment, the fair value of servicing assets and liabilities, discount on self-originated loans, the fair value of assets acquired and any contingent consideration transferred in business combinations, the evaluation for impairment of intangible assets and goodwill, the fair value of available for sale debt securities including retained interests in our securitization trusts, the fair value of residual certificates issued by our securitization trusts held by third parties, and stock-based compensation, including the fair value of warrants issued to nonemployees. We base our estimates on historical experience, current events, and other factors we believe to be reasonable under the circumstances. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results will be materially affected.

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
We measure stock-based compensation based on the fair value of an award at the grant date and recognize expense over the vesting period of the award based on the estimated portion of the award that is expected to vest. An incorrect determination of the grant date and service inception dates for certain awards granted prior to our initial public offering (“IPO”), as well as incorrect treatment of expense recognition for certain terminated employees, resulted in an understatement of additional paid in capital and misstatement of stock-based compensation expense as of and for the year ended June 30, 2021 as previously reported.

Accordingly, we have corrected the accompanying financial statements and related footnotes as of and for the year ended June 30, 2021 from amounts previously reported. We have evaluated the materiality of these misstatements based on an analysis of quantitative and qualitative factors and concluded they were not material to the prior period financial statements, individually or in aggregate.

The following tables provide the impact of the correction as of and for the year ended June 30, 2021, as presented below (in thousands):

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

Cash and Cash Equivalents

Cash and cash equivalents consist of checking, money market and savings accounts held at financial institutions and short term highly liquid marketable securities, including money market funds and other corporate securities purchased with an original maturity of three months or less.

Restricted Cash

Restricted cash consists primarily of: (i) deposits restricted by standby letters of credit for office leases and certain commercial agreements; (ii) funds held in accounts as collateral for our originating bank partners; and (iii) servicing funds held in accounts contractually restricted by agreements with warehouse credit facilities, securitization trusts, and third-party loan owners. We have no ability to draw on such funds as long as they remain restricted under the applicable agreements.

Securities Available for Sale

We hold certain investments in marketable debt securities and retained interests in our unconsolidated securitization trusts which are accounted for under ASC Topic 320, “Investments - Debt Securities” (“ASC 320”). We have classified these investments as available for sale, as defined within ASC 320. These investments are held at fair value with changes in fair value recorded in unrealized gain (loss) on securities available for sale, net within other comprehensive income (loss), excluding the portion relating to any credit loss. As of the end of each reporting period, management reviews each security where the fair value is less than the amortized cost to determine whether any portion of the decline in fair value is due to a credit loss and/or whether or not we intend to sell or will be required to sell such security before recovery of its amortized cost basis. The portion of any decline in fair value which management identifies as a credit loss will be recognized as an allowance for credit losses through other (expense) income, net. To the extent management intends to sell or may be required to sell a security in an unrealized loss position, we 1) reverse any previously recorded allowance for credit losses with an offsetting entry to reduce the amortized cost basis of the security and 2) write-off any remaining portion of the amortized cost basis to equal its fair value, with this change recorded through other (expense) income, net.

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

Loans Held for Investment

We either originate loans directly or purchase our loans from our originating bank partners pursuant to the terms outlined in the respective executed loan sale program agreements between us and our bank partners. Loan receivables that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for investment and are reported at amortized cost, which includes unpaid principal balances, any related premiums including fees paid to our originating bank partners and discounts due to loss on loan purchase commitment for loans with a fair value below the purchase price, where applicable, adjusted for any charge-offs. The amortized cost is adjusted for the allowance for credit losses within loans held for investment, net.

Loans Held for Sale

We sell certain loans to third-party loan buyers and securitization trusts. A loan is initially classified as held for sale when the loan is identified as for sale to a third party loan buyer or to be sold to a securitization that is anticipated to be off balance sheet. Loans classified as held for sale are recorded at the lower of amortized cost or fair value. A loan that is initially designated as held for sale or held for investment may be reclassified when our intent for that loan changes. When a loan held for investment is reclassified to held for sale and reported at fair value, any allowance for the credit loss related to that loan is released and any fair value adjustment to record the loan at the lower of amortized cost or fair value is recorded. Our loans designated as held for sale are generally sold within one to three days of the balance sheet date. Fair value adjustments were not material for loans designated as held for sale as of June 30, 2022 and June 30, 2021.

Transfers of Financial Assets

We account for loan sales in accordance with ASC 860, “Transfers and Servicing” (“ASC 860”) which states that a transfer of financial assets, a group of financial assets, or a participating interest in a financial asset is accounted for as a sale if all of the following conditions are met:

a.The financial assets are isolated from the transferor and its consolidated affiliates as well as its creditors;
b.The transferee or beneficial interest holders have the right to pledge or exchange the transferred financial assets; and
c.The transferor does not maintain effective control of the transferred assets.

For the years ended June 30, 2022, 2021, and 2020, all loan sales met the requirements for sale treatment in accordance with ASC 860. We record the gain or loss on the sale of a loan at the sale date in an amount equal to the proceeds received, adjusted for initial recognition of servicing assets or liabilities obtained at the date of sale, less the carrying value of the loan.

Upon the sale of a loan to a third-party loan buyer or unconsolidated securitization in which we retain servicing rights, we may recognize a servicing asset or liability. Receiving more than adequate compensation, as defined by ASC 860, for servicing those loans, results in recognition of a servicing asset. Receiving less than adequate compensation results in a servicing liability. Servicing assets and liabilities are recorded at fair value and are presented as a component of other assets or accrued expenses and other liabilities, respectively. The recognition of a servicing asset results in a corresponding increase to the gain on sales of loans. The recognition of a servicing liability results in a corresponding decrease to gain on sales of loans. The servicing rights are marked to fair value each period, with the subsequent adjustment recognized in servicing income. The subsequent measurement includes changes in inputs or assumptions used in the valuation model.

In connection with the sale of a loan to a third-party loan buyer or unconsolidated securitization, we may also recognize a recourse liability in accordance with ASC 460, “Guarantees” (“ASC 460”) as in certain circumstances we may become required to re-purchase loans from third-party investors due to breaches in representations and warranties. The recognition of a recourse liability results in a corresponding decrease to gain on sales of loans. The recourse liability is amortized over the loan term and remeasured each period based on the outstanding loan balance and changes in our expectation of future repurchase obligations.

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

In estimating the allowance for credit losses, management utilizes a migration analysis of delinquent and current loan receivables. Migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through various stages of delinquency and to charge-off. The analysis focuses on the pertinent factors underlying the quality of the loan portfolio. These factors include historical performance, the age of the receivable balance, seasonality, customer credit-worthiness, changes in the size and composition of the loan portfolio, delinquency levels, bankruptcy filings and actual credit loss experience. We also take into consideration certain qualitative factors where we adjust our quantitative baseline using our best judgment to consider the inherent uncertainty regarding future economic conditions and consumer loan performance. For example, the Company considers the impact of current economic factors at the reporting date that did not exist over the period from which historical experience was used. As of June 30, 2022, we have considered the impact of Federal Reserve monetary policy, labor market trends, inflation and consumer sentiment.

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

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, affiliate network partners and servicing fees due from third-party loan owners. We evaluate accounts receivable to determine management’s current estimate of expected credit losses based on historical experience and future expectations and record an allowance for credit losses, as applicable. Our allowance for credit losses with respect to accounts receivable was $13.9 million and $4.1 million as of June 30, 2022 and June 30, 2021, respectively.

Property, Equipment and Software, net

Property, equipment and software consist of computer and office equipment, capitalized internal-use developed software and website development costs and leasehold improvements. Property, equipment and software is stated at cost less accumulated depreciation and amortization. Depreciation and amortization expenses are recognized using the straight-line method over the estimated useful lives of the assets, which range from three to seven years. Leasehold improvements are depreciated over the shorter of the improvement’s estimated useful life or the remaining lease term.

We capitalize costs to develop internally developed software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software or website will function and be used as intended. Capitalized internal-use software costs primarily include salaries and payroll-related costs for employees directly involved in the development efforts, software licenses acquired and fees paid to external consultants. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which is three years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades. Capitalized internally developed software costs are included in property, equipment and software, and amortization expense is included in technology and data analytics expense in the consolidated statements of operations and comprehensive loss.

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

Goodwill and Intangible Assets

We recognize the excess of the purchase price over the fair value of identifiable net assets acquired at the acquisition date as goodwill. Goodwill is not amortized but is reviewed for impairment annually and more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. We first perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying value. If the reporting unit does not pass the qualitative assessment, then the reporting unit’s carrying value is compared to its fair value. If the fair value of the reporting unit is greater than the reporting unit’s carrying value, then the carrying value of the reporting unit is deemed to be recoverable. If the carrying value of the reporting unit is greater than the reporting unit’s fair value, goodwill is impaired and written down to the reporting unit’s fair value.

Identifiable intangible assets include developed technology, merchant relationships, assembled workforce, and trade names resulting from acquisitions, including asset acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated economic lives following the pattern in which the economic benefits of the assets will be consumed, which is on a straight-line basis. Acquired intangible assets are presented net of accumulated amortization on the consolidated balance sheets. We review the carrying amounts of intangible assets group for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. We measure the recoverability of intangible assets by comparing the carrying amount of each asset to the future undiscounted cash flows we expect the asset to generate. If we consider any of these assets to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair value. In addition, we periodically evaluate the estimated remaining useful lives of long-lived intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization.

Leases

We determine whether an arrangement is a lease for accounting purposes at contract inception. For operating leases, we record a right-of-use asset within other assets in our consolidated balance sheets, which represents our right to use an underlying asset for the lease term. A corresponding lease liability, which represents our obligation to make lease payments arising from the lease, is recorded in accrued expenses and other liabilities in our consolidated balance sheets.

ROU assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. To discount the lease payments, we use an incremental borrowing rate derived from a corporate yield curve corresponding with the lease term using information available on the commencement date. We have the option to renew or extend our leases. We include these periods in the lease term when a decision has been made to exercise the option. Lease expense for operating leases is recognized on a straight-line basis over the lease term.

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

Unrealized and realized gains and losses on the investment due to impairment or observable price changes in orderly transaction for an identical or similar investment of the same issuer, if any, are recognized in other (expense) income, net on our consolidated statements of operations and comprehensive loss and a new carrying value is established for the investment upon such recognition.

Funding Debt and Debt Issuance Costs

We borrow from various lenders through our warehouse facilities and through sale and repurchase agreements by pledging certain retained interests in our off balance sheet securitizations to finance loans we originate directly and purchase loans from our originating bank partners. These borrowings are carried at amortized cost. Costs incurred in connection with borrowings, such as banker fees, commitment fees and legal fees, are classified as deferred debt issuance costs. We defer these costs and amortize them on a straight-line basis over the term of the debt. Interest payments and amortization of debt issuance costs incurred on funding debt is presented as funding costs in the consolidated statements of operations and comprehensive loss. Unamortized debt issuance costs are presented as a reduction of the associated debt.

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

The calculation of our tax liabilities involves dealing with uncertainties in the application of complex federal, state, and foreign tax laws and regulations, and positions taken in our tax returns may be subject to challenge by the taxing authorities upon examination. In accordance with applicable accounting guidance, uncertain tax positions are recognized in the financial statements only when it is more likely than not that the positions will be sustained upon examination by the tax authorities, assuming full knowledge of the position and all relevant facts. Interest and penalties, if any, on income tax uncertainties are classified within income tax expense in the income statement.

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

Revenue Recognition

Merchant Network Revenue — Revenue from Contracts with Customers

Merchant network revenue consists of merchant fees. Merchant partners (or merchants) are charged a fee on each transaction processed through the Affirm platform. The fees vary depending on the individual arrangement between us and each merchant and on the terms of the product offering. The fee is recognized at the point in time the merchant successfully confirms the transaction, which is when the terms of the executed merchant agreement are fulfilled.

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

We may originate certain loans via our wholly-owned subsidiaries, with zero or below market interest rates. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, resulting in a loss, which we record as a reduction to merchant network revenue. In certain cases, the losses incurred on loans originated for a merchant may exceed the total network revenue earned on those loans. We record the excess loss amounts as a sales and marketing expense.

On May 5, 2021, our largest merchant partner at the time, Peloton, announced a voluntary recall of two of its products following a report by the U.S. Consumer Product Safety Commission released on April 17, 2021. Pursuant to ASC 606, we revised our estimate of the variable consideration associated with revenue earned on the facilitation of transactions related to the recalled products and recorded a reduction in revenue of $5.4 million during the year ended June 30, 2021.

A portion of merchant network revenue relates to affiliate network revenue, which is generated when a user makes a purchase on a merchant’s website after being directed from an advertisement on Affirm’s website or mobile application. We earn a fixed placement fee and/or commission as a percentage of the associated sale. Revenue is recognized at the point in time when the performance obligation has been fulfilled, which is when the sale occurs.

Virtual Card Network Revenue — Revenue from Contracts with Customers

We have agreements with issuer processors to facilitate transactions through the issuance of virtual debit cards to be used by consumers at checkout. Consumers can apply for a virtual debit card through the Affirm app and, upon approval, receive a single-use virtual debit card to be used for their purchase online or offline at a non-integrated merchant. The virtual debit card is funded at the time a transaction is authorized using cash held by the issuer processor in a reserve fund. Our originating bank partner then originates a loan to the consumer once the transaction is confirmed by the merchant. The non-integrated merchants are charged interchange fees by the issuer processor for virtual debit card transactions, as with all debit card purchases, and the issuer processor shares a portion of this revenue with us. We also leverage this issuer processor as a means of integrating certain merchants. Similarly, for these arrangements with integrated merchants, the merchant is charged interchange fees by the issuer processor and the issuer processor shares a portion of this revenue with us. From time to time, we offer certain integrated merchants promotional incentives to promote our platform to their customers, such as rebates of interchange fees charged by the issuer processor. These amounts are recorded as a reduction of revenue and netted against virtual card network revenue.

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

A portion of virtual card network revenue relates to incentive payments from card network partners, which we are eligible to receive for reaching certain cumulative volume targets on program cards issued by the issuer processors. We earn incentive revenue as a percentage of each associated transaction and estimate the applicable percentage based on observed cumulative volume on program cards. Revenue is recognized at the point in time when the performance obligation has been fulfilled, which is when the transaction is completed successfully.

Interest Income

We accrue interest income using the effective interest method. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the borrower involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed and any interest that would have been earned during the disputed period is retroactively accrued. As of June 30, 2022 and June 30, 2021, the balance of loans held for investment on non-accrual status was $1.7 million and $1.1 million, respectively.

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

Servicing Income

Servicing income includes contractual fees specified in our servicing agreements with third-party loan owners and unconsolidated securitizations that are earned from providing professional services to manage loan portfolios on their behalf. The servicing fee is calculated on a daily basis by multiplying a set fee percentage (as outlined in the executed agreements with third-party loan owners) by the outstanding loan principal balance. We recognize this revenue on a monthly basis.

Loss on Loan Purchase Commitment

We purchase certain loans from our originating bank partners that are processed through our platform that our originating bank partner puts back to us. Under the terms of the agreements with our originating bank partners, we are generally required to pay the principal amount plus accrued interest for such loans. In certain instances, our originating bank partners may originate loans with zero or below market interest rates that we are required to purchase. In these instances, we may be required to purchase the loan for a price in excess of the fair market value of such loans, which results in a loss. These losses are recognized as loss on loan purchase commitment in our consolidated statements of operations and comprehensive loss.

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

Customer Referral Partners

From time to time, we make payments to customer referral partners providing lead generation services for each transaction processed through our technology platform. We first evaluate whether the customer referral partner is a customer or a vendor. We consider customer referral partners as customers if we determine they are the principal to eligible merchants in providing the facilitation of credit service. We consider customer referral partners as vendors if we determine that we are the principal to eligible merchants in providing the facilitation of credit service. Payments made to customer referral partners that are considered to be our customer are recorded as a reduction of revenue, and payments made to customer referral partners that are not considered to be our customers are recorded in processing and servicing expense, respectively, over the associated period of benefit within our consolidated statements of operations and comprehensive loss.

Sales and Marketing Costs

Sales and marketing costs include the expense related to warrants and other share-based payments granted to our enterprise partners. See Note 6. Balance Sheet Components for more information on these arrangements. Sales and marketing costs also include salaries and personnel-related costs, as well as costs of general marketing and promotional activities, promotional event programs, sponsorships, and allocated overhead. A portion of these costs related to general marketing and promotional activities are considered advertising costs within the meaning of ASC Topic 720, “Other Expenses” (“ASC 720”), and are expensed as incurred. Advertising costs totaled $74.0 million, $48.1 million and $3.3 million for the year ended June 30, 2022, 2021, and 2020, respectively.

Derivative Instruments

We mitigate the impact of changes in interest rates with various derivative instruments, including interest rate caps, constant maturity swaps, and curve efficient swaps that are accounted for as derivatives pursuant to ASC Topic 815, “Derivatives and Hedging” ("ASC Topic 815"). ASC Topic 815 requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet, measure those instruments at fair value and recognize changes in the fair value of derivatives in earnings in the period of change unless the derivative qualifies as a designated hedge that offsets certain exposures. During the periods presented, we have not designated any of our derivatives as hedging instruments.

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

Service-Based Awards

We record stock-based compensation expense for service-based stock options and restricted stock units (“RSUs”) on a straight-line basis over the requisite service period, which is generally one to four years. The fair value of each option on the date of grant is determined using the Black Scholes-Merton option pricing model using the single-option award approach. Volatility is based on historical volatility rates obtained from comparable publicly-traded companies that operate in the same or related business as us, as there is a limited time period of historical market data for our common stock. The risk-free interest rate is determined using a U.S. Treasury rate for the period that coincides with the expected term set forth. We used the simplified method to determine an estimate of the expected term of an employee stock option.

We account for stock-based awards to non-employees, including consultants, in accordance with ASC Topic 718, “Compensation — Stock Compensation” (“ASC 718”), in which equity-classified awards are measured at the grant date fair value and recognized as expense in the period and manner as though we had paid cash in exchange for goods or services instead of granting a stock-based award.

Performance-Based Awards

Prior to the IPO, we granted RSUs that were subject to two vesting conditions: a service-based vesting condition (i.e., employment over a period of time) and a performance-based vesting condition (i.e., a liquidity event in the form of either certain change in control transactions or an initial public offering). The performance-based condition was met upon the IPO. We record stock-based compensation expense for these awards on an accelerated attribution method over the requisite service period, which is generally four years.

Upon exercise or vesting of a stock-based award, the tax effect of the difference, if any, between the cumulative compensation cost recognized for financial statement purposes and the deduction for income tax purposes, will be recognized as an income tax expense or benefit in the consolidated statement of operations.

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

We record stock-based compensation expense for market-based equity awards on an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied.

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

Basic and Diluted Net Loss per Common Share

We calculate net income or loss per share using the two-class method. The two-class method requires income available to common stockholders for the period to be allocated between each class of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Our participating securities include common stock issued upon the early exercise of stock options and convertible senior notes. We consider any shares issued upon early exercise of stock options, subject to repurchase, to be participating securities because holders of such shares have non-forfeitable dividend rights in the event a cash dividend is declared on our common stock. These participating securities do not contractually require the holders of such shares to participate in our losses. As such, net losses for the years presented were not allocated to our participating securities. Prior to the conversion of redeemable convertible preferred stock into shares of our common stock on January 12, 2021, these shares also represented participating securities.

We calculate basic net loss per share attributable to common stockholders for Class A and Class B common stock by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding in each class for the period.

We calculate diluted net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding in each class, after giving consideration to the dilutive effect of our redeemable convertible preferred stock, stock options, restricted stock units, employee stock purchase plan shares, convertible debt and common stock warrants that are outstanding during the period. We have generated a net loss in all periods presented, and therefore, the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive. During the years ended June 30, 2021 and 2020, the excess of the repurchase price of preferred stock over its carrying value was recorded as an increase to net loss to determine net loss attributable to common stockholders, basic and diluted.

Recently Adopted Accounting Standards

Convertible Debt Instruments

In August 2020, the FASB issued Accounting Standard Update (“ASU”) 2020-06, “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40),” which simplifies the accounting for convertible instruments. The guidance removes certain accounting models that separate the embedded conversion features from the host contract for convertible instruments. Either a modified retrospective method of transition or a fully retrospective method of transition is permissible for the adoption of this standard. ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted no earlier than the fiscal year beginning after December 15, 2020. We early adopted the new standard effective July 1, 2021 on a modified retrospective basis. The adoption of the new standard did not have any impact on our financial statements as of the adoption date. As further discussed in Note 11. Debt, the Company issued certain convertible senior notes in November 2021, and the accounting for these instruments was based on the guidance in ASU 2020-06.

Staff Accounting Bulletin No. 121

In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 ("SAB 121"), which expressed the views of the SEC staff regarding the accounting for obligations to safeguard crypto-assets an entity holds for users of its crypto platform. This guidance requires entities that hold crypto-assets on behalf of platform users to recognize a liability to reflect the entity’s obligation to safeguard the crypto-assets held for its platform users, whether safeguarding is provided by the entity or by an agent acting on behalf of the entity. The liability should be measured at initial recognition and each reporting date at the fair value of the crypto-assets that the entity is responsible for holding for its platform users, taking into account any potential loss event. The entity should also recognize an asset at the same time that it recognizes the safeguarding liability, measured at initial recognition and each reporting date at the fair value of the crypto-assets held for its platform users taking into account any potential loss event. The entity should also describe the asset and the corresponding liability in the footnotes to the financial statements and consider including information regarding who (e.g. the company, its agent, or another third party) holds the cryptographic key information, maintains the internal recordkeeping of those assets, and is obligated to secure the assets and protect them from loss or theft. This guidance is effective from the first interim period after June 15, 2022 and should be applied retrospectively. We adopted the guidance in SAB 121 as of June 30, 2022 on a retrospective basis. The adoption of the guidance did not have a material impact on our financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Interbank Offered Rate (“LIBOR”). This ASU is effective for all entities upon issuance as of March 12, 2020 through December 31, 2022. In January 2021, the FASB also issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which provides additional optional expedients and exceptions applicable to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This ASU is effective for all entities upon issuance as of January 7, 2021 through December 31, 2022. We have reviewed all our financial agreements that utilize LIBOR as the reference rate and determined there is no material impact to our consolidated financial statements as of June 30, 2022. Throughout the remaining effective period for ASU 2020-04 and ASU 2021-01, we will continue to evaluate the available relief measures within each of these amendments and will determine any impact on our consolidated financial statements and disclosures, as applicable.

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

3.   Interest Income

Interest income consisted of the following components (in thousands):

	Year ended June 30,
	2022	2021	2020
Interest income on unpaid principal balance	$365,993	237,526	163,374
Amortization of discount on loans	185,050	101,078	35,251
Amortization of premiums on loans	(13,085)	(9,018)	(6,157)
Interest receivable charged-off, net of recoveries	(10,078)	(3,169)	(5,738)
Total interest income	$527,880	$326,417	$186,730

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	June 30, 2022	June 30, 2021
Unpaid principal balance	$2,516,733	$2,058,863
Accrued interest receivable	20,697	15,466
Premiums on loans held for investment	8,911	7,071
Less: Discount due to loss on loan purchase commitment (1)	(20,692)	(53,177)
Less: Discount due to loss on self-originated loans (1)	(20,443)	—
Less: Fair value adjustment on loans acquired through business combination	(1,645)	(5,903)
Total loans held for investment	$2,503,561	$2,022,320

(1) As of June 30, 2021, discount due to loss on self-originated loans, in the amount of $6.2 million, was included with discount due to loss on loan purchase commitment.

The majority of the loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $12.1 billion, $7.9 billion, and $4.7 billion for the years ended June 30, 2022, 2021, and 2020, respectively.

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

The following table presents an analysis of the credit quality, by ITACs score, of the amortized cost basis by fiscal year of origination on loans held for investment and loans held for sale (in thousands) as of June 30, 2022:

	Amortized Costs Basis by Fiscal Year of Origination
	2022	2021	2020	2019	2018	Prior	Total
96+	$1,218,104	$122,503	$33,458	$157	$1	$—	$1,374,223
94 – 96	620,403	11,240	773	13	2	—	632,431
90 – 94	220,056	3,886	6	4	—	—	223,952
<90	44,300	135	2	—	—	—	44,437
No score(1)	186,044	20,554	3,368	444	79	2	210,491
Total loan receivables	$2,288,907	$158,318	$37,607	$618	$82	$2	$2,485,534

(1)This balance represents loan receivables in new markets without sufficient data currently available for use by the Affirm scoring methodology including loan receivables originated in Canada and Australia.

	Net Charge-offs by Fiscal Year of Origination
	2022	2021	2020	2019	2018	Prior	Total
Current period charge-offs	(133,338)	(89,960)	(3,783)	(548)	(120)	(21)	(227,770)
Current period recoveries	5,288	9,802	4,417	2,952	1,242	897	24,598
Current period net charge-offs	$(128,050)	$(80,158)	$634	$2,404	$1,122	$876	$(203,172)

Loan receivables are defined as past due if either the principal or interest have not been received within four calendars days of when they are due in accordance with the agreed upon contractual terms. The following table presents an aging analysis of the amortized cost basis of loans held for investment and loans held for sale by delinquency status (in thousands):

	June 30, 2022	June 30, 2021
Non-delinquent loans	$2,322,919	$1,939,976
4 – 29 calendar days past due	77,963	43,838
30 – 59 calendar days past due	34,669	17,267
60 – 89 calendar days past due	26,919	12,044
90 – 119 calendar days past due (1)	23,064	6,759
Total amortized cost basis	$2,485,534	$2,019,884

(1)Includes $22.7 million of loan receivables as of June 30, 2022 that are 90 days or more past due, but are not on nonaccrual status.

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

The following table details activity in the allowance for credit losses (in thousands):

	Year ended June 30,
	2022	2021	2020
Allowance at beginning of period	117,760	95,137	66,260
Adjustment due to adoption of new accounting standard	—	10,083	—
Provision for credit losses	240,804	63,755	101,540
Charge-offs	(227,770)	(65,149)	(81,052)
Recoveries of charged-off receivables	24,598	13,934	8,389
Allowance at end of period	155,392	117,760	95,137

5. Acquisitions

Fast

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
The acquisition was accounted for as an asset acquisition in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”) since the assets acquired do not meet the definition of a business. The acquired identifiable intangible assets have been recorded at a total cost of $25.4 million, which includes approximately $0.4 million of transaction costs associated with the acquisition. The excess of the total cost of the assets over their total fair value was allocated between the assets on the basis of their relative fair values. The fair values of the intangible assets were determined by applying the replacement cost method. The fair value measurements are based on significant unobservable inputs, including management estimates and assumptions, and thus represent Level 3 measurements.

The following table sets forth the identifiable intangible assets acquired and the cost allocated to each asset as of the date of acquisition (in thousands):

Assembled workforce	$12,490
Option to purchase developed technology	$12,925
Total	$25,415

The assembled workforce intangible asset has an expected useful life of 1.5 years. The developed technology asset will be amortized over its expected useful life if the associated assets are purchased and entered into service.

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

The transaction costs associated with the acquisition were approximately $0.2 million for the year ended June 30, 2022, which are included in general and administrative expense within the consolidated statements of operations and comprehensive loss.

Pro forma adjustments would only include the additional amortization that would have been charged assuming the intangible assets had been recorded as of July 1, 2020. Such adjustments would not be material to the consolidated statements of operations and comprehensive loss for the year ended June 30, 2021.

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

The transaction costs associated with the acquisition were approximately $0.2 million for the year ended June 30, 2021, which are included in general and administrative expense in the consolidated statements of operations and comprehensive loss. There were no transaction costs associated with the acquisition for the year ended June 30, 2022.

Pro forma adjustments would only include the additional amortization that would have been charged assuming the intangible assets had been recorded as of July 1, 2019. Such adjustments would not be material to the consolidated statements of operations and comprehensive loss for the year ended June 30, 2021 and 2020.

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

The purchase price for the remaining interest was comprised of (i) approximately $71.5 million in cash and (ii) 2,989,697 shares of our common stock issued to the shareholders of Returnly at closing. We also issued 304,364 shares of our common stock, which are held in escrow and subject to forfeiture upon the termination of certain employees or if certain revenue milestones are not met. Because the future payment of the escrowed shares is contingent on continued employment, the arrangement represents stock-based compensation in the post combination period. Refer to Note 16. Equity Incentive Plans for additional information on the escrowed share arrangement.

The acquisition date fair value of the consideration transferred for Returnly was approximately $286.0 million, which consisted of the following (in thousands):

Cash	$71,484
Fair value of common stock transferred	214,475
Total acquisition date fair value of consideration transferred	$285,959

The acquisition date fair value of the equity interest in Returnly held by Affirm immediately before the acquisition date was $2.1 million, resulting in the recognition of a $1.6 million gain included in other (expense) income, net in the consolidated statements of operations and comprehensive loss.

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

The transaction costs associated with the acquisition were approximately $1.8 million for the year ended June 30, 2021, which are included in general and administrative expense in the consolidated statements of operations and comprehensive loss. There were no transaction costs associated with the acquisition for the year ended June 30, 2022.

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

	Year ended June 30,	Year ended June 30,
	2021	2020
Revenue	$880,603	$517,438
Net loss	$(465,875)	$(132,721)

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

The transaction costs associated with the acquisition were approximately $2.4 million for the year ended June 30, 2021, which are included in general and administrative expense in the consolidated statements of operations and comprehensive loss. There were no transaction costs associated with the acquisition for the year ended June 30, 2022.

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

	Year ended June 30,	Year ended June 30,
	2021	2020
Revenue	$886,937	$524,657
Net loss	$(447,116)	$(128,244)

6.   Balance Sheet Components

Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	June 30, 2022	June 30, 2021
Internally developed software	$200,621	$68,197
Leasehold improvements	16,169	15,212
Computer equipment	10,751	6,707
Furniture and equipment	4,279	5,284
Total Property, equipment and software, at cost	$231,820	$95,400
Less: Accumulated depreciation and amortization	(60,338)	(32,901)
Total Property, equipment and software, net	$171,482	$62,499

Depreciation and amortization expense on property, equipment and software was $29.2 million, $15.4 million and $9.4 million for the years ended June 30, 2022, 2021, and 2020, respectively. Depreciation expense on leasehold improvements, furniture and equipment, and computer equipment is allocated between general and administrative, technology and data analytics, sales and marketing, and processing and servicing based on employee headcount in the consolidated statements of operations and comprehensive loss. Amortization expense on internally developed software is included as a component of technology and data analytics in the consolidated statements of operations and comprehensive loss.

For the year ended June 30, 2021, we recorded impairment expense of $1.5 million related to leasehold improvements. No impairment losses related to leasehold improvements were noted during both the years ended June 30, 2022 and 2020. No impairment losses related to property, equipment and software were recorded during the years ended June 30, 2022, 2021, and 2020.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the years ended June 30, 2022 and 2021 were as follows (in thousands):

Balance as of June 30, 2020	$1,255
Additions	508,581
Effect of foreign currency translation	6,679
Balance as of June 30, 2021	$516,515
Additions	33,318
Effect of foreign currency translation	(10,299)
Balance as of June 30, 2022	$539,534

Refer to Note 5. Acquisitions for a description of additions to goodwill during the years ended June 30, 2022 and 2021. No impairment losses related to goodwill were recorded during the years ended June 30, 2022, 2021, and 2020.

Intangible assets consisted of the following (in thousands):

	June 30, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$38,371	$(10,281)	$28,090	3.6
Developed technology	39,782	(15,882)	23,900	1.9
Assembled workforce	12,490	(1,664)	10,826	1.3
Trademarks and domains, definite	1,507	(802)	705	2.4
Trademarks and domains, indefinite	2,146	—	2,146	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$94,646	$(28,629)	$66,017

In connection with the Fast asset acquisition, we also recorded a $12.9 million intangible asset representing the option to purchase developed technology as of June 30, 2022. The asset will not be amortized until the purchase is complete and the asset is placed into service. Refer to Note 5. Acquisitions for a description of the acquisition and assets acquired.

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

Amortization expense for intangible assets was $23.5 million, $4.6 million and nil for the years ended June 30, 2022, 2021 and 2020, respectively. No impairment losses related to intangible assets were recorded during the years ended June 30, 2022, 2021, and 2020.

The expected future amortization expense of these intangible assets as of June 30, 2022 is as follows (in thousands):

2023	$29,595
2024	21,686
2025	7,232
2026	4,993
2027 and thereafter	15
Total amortization expense	$63,521

Commercial Agreement Assets

During the year ended June 30, 2022, we entered into a commercial agreement with Amazon.com Services LLC and Amazon Payments, Inc. ("Amazon") and granted warrants in exchange for certain exclusivity and performance provisions and the benefit of acquiring new users. In connection with the agreements, we recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested upon execution of the agreement. The asset was valued based on the fair value of the warrants on the grant date and represents the probable future economic benefit to be realized over the approximately 3.2 year remaining initial term of the commercial agreement. For the year ended June 30, 2022, we recognized amortization expense of $26.3 million in our consolidated statements of operations and comprehensive loss as a component of sales and marketing expense. Refer to Note 15. Redeemable Convertible Preferred Stock and Stockholders’ Equity for further discussion of the warrants.

During the year ended June 30, 2021, we recognized an asset in connection with a commercial agreement with Shopify Inc. (“Shopify”), in which we granted warrants in exchange for the opportunity to acquire new merchant partners. This asset represents the probable future economic benefit to be realized over the expected benefit period and is valued based on the fair value of the warrants on the grant date. We recognized an asset of $270.6 million associated with the fair value of the warrants, which were fully vested as of June 30, 2021. The expected benefit period of the asset was initially estimated to be four years, and the remaining useful life of the asset is reevaluated each reporting period. During the year ended June 30, 2022, the remaining expected benefit period was extended by two years upon the execution of an amendment to the commercial agreement with Shopify which extended the term of the agreement. We recorded amortization expense related to the commercial agreement asset of

$62.2 million and $64.9 million for the years ended June 30, 2022, and 2021, respectively, in our consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

During the year ended June 30, 2021, we recognized an asset in connection with a commercial agreement with an enterprise partner, in which we granted stock appreciation rights in exchange for the benefit of acquiring access to the partner's consumers. This asset represents the probable future economic benefit to be realized over the three-year expected benefit period and is valued based on the fair value of the stock appreciation rights on the grant date. We initially recognized an asset of $25.9 million associated with the fair value of the stock appreciation rights. We recorded amortization expense related to the asset of $8.1 million, and $4.3 million for the years ended June 30, 2022, and 2021, respectively, in our consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

Other Assets

    Other assets consisted of the following (in thousands):

	June 30, 2022	June 30, 2021
Operating lease right-of-use assets	$50,671	$57,828
Derivative instruments	49,983	2,880
Equity securities, at cost	43,172	11,278
Prepaid expenses	37,497	21,069
Prepaid payroll taxes for stock-based compensation	35,172	111,278
Processing reserves	26,483	14,042
Other receivables	17,221	26,423
Other assets	21,368	29,881
Total other assets	$281,567	$274,679

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands)

	June 30, 2022	June 30, 2021
Accrued expenses	$67,343	$47,674
Operating lease liability	65,713	74,952
Collateral held for derivative instruments	55,779	—
Contingent consideration liability	23,348	153,447
Commercial agreement liability	—	25,357
Other liabilities	25,415	22,147
Total accrued expenses and other liabilities	$237,598	$323,577

Our acquisition of PayBright included consideration transferred and shares held in escrow, contingent upon the achievement of future milestones. We classified the contingent consideration as a liability and we will continue to remeasure the liability to its fair value at each reporting date until the contingency is resolved. As of June 30, 2022, the fair value of the contingent consideration liability was $23.3 million. For further details on our fair value methodology with respect to the contingent consideration, see Note 14. Fair Value of Financial Assets and Liabilities.

During the year ended June 30, 2021, we recognized a liability in connection with a commercial agreement with an enterprise partner of $25.9 million. As of June 30, 2022, we have fully settled this liability.

7. Leases

We lease facilities under operating leases with various expiration dates through 2030. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from 180 days to one year. As of June 30, 2022, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to eight years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. The cash collateral and deposits for the letters of credit have been recognized as restricted cash in the consolidated balance sheets and totaled $9.7 million and $9.9 million as of June 30, 2022 and June 30, 2021, respectively.

As of June 30, 2022, right-of-use assets of $50.7 million were included in other assets, and the related operating lease liability totaled $65.7 million which was included in accrued expenses and other liabilities in the consolidated balance sheet.

The impairment expense related to leases during the year ended June 30, 2022 was not material to our consolidated statements of operations. For the year ended June 30, 2021, we recognized impairment expense of $11.5 million and for several of our operating lease right-of-use assets, included in general and administrative expense on our consolidated statements of operations and comprehensive loss. There was no impairment expense related to leases during the year ended June 30, 2020.

The components of operating lease expenses are as follows (in thousands):

	Year ended June 30,
	2022	2021	2020
Operating lease expense	$15,200	$15,300	$13,700
Short-term lease expenses	400	1,100	1,200

We have subleased a portion of our leased facilities. Sublease income totaled $3.1 million during the year ended June 30, 2022. There was no sublease income for both the years ended June 30, 2021 and 2020.

Lease term and discount rate information are summarized as follows:

June 30, 2022
Weighted average remaining lease term (in years)	4.9
Weighted average discount rate	4.7%

Maturities of operating lease liabilities as of June 30, 2022 are as follows (in thousands) for the years ended:

2023	$16,445
2024	16,334
2025	16,119
2026	15,270
2027	2,680
2028 and thereafter	7,688
Total lease payments	74,536
Less imputed interest	(8,823)
Present value of total lease liabilities	$65,713
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

Health and Welfare Benefits

We provide health and welfare benefits to our employees, including health, dental, prescription drug and vision for which we are fully-insured. The expense incurred associated with these benefits was $20.6 million, $10.5 million, and $7.1 million for the years ended June 30, 2022, 2021, and 2020, respectively.

9.   Commitments and Contingencies

Repurchase Obligation

Under the normal terms of our whole loans sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representation and warranties is identified. Generally, a breach in representation and warranties would occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. The aggregate outstanding balance of loans held by third-party investors or unconsolidated VIEs was $4,504.5 million and $2,453.9 million as of June 30, 2022 and June 30, 2021, respectively, of which we have recorded a repurchase liability of $2.0 million and $2.1 million as of June 30, 2022 and June 30, 2021, respectively, within accrued expenses and other liabilities in our consolidated balance sheets.

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

Toole v. Affirm Holdings, Inc.

On February 28, 2022, plaintiff Jeffrey Toole filed a putative class action against Affirm and Max Levchin in the U.S. District Court for the Northern District of California (the “Toole action”). The Toole complaint alleges that Affirm violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder by issuing and then subsequently deleting a tweet from its official Twitter account on February 10, 2022, which omitted full details of Affirm’s second quarter fiscal 2022 financial results. Toole seeks class certification, unspecified compensatory and punitive damages, and costs and expenses. On June 9, 2022, the Court appointed Eric Nunez as lead plaintiff and Robbins Geller Rudman & Dowd LLP as class counsel.

Vallieres v Levchin, et al.

On April 25, 2022, plaintiff Michael Vallieres filed a derivative lawsuit in the U.S. District Court for the Northern District of California against Affirm, as a nominal defendant, and certain of Affirm’s current officers and directors as defendants based on allegations substantially similar to those in the Toole action. The Vallieres complaint purports to assert claims on Affirm's behalf for breach of fiduciary duty, gross mismanagement, abuse of control, unjust enrichment, and contribution under the federal securities laws, and seeks corporate reforms, unspecified damages and restitution, and fees and costs. On June 10, 2022, the Court stayed this derivative action pending the resolution of Affirm’s anticipated motion to dismiss the Toole complaint referenced above.

We have determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to the our legal proceedings, including the matters described above, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Amounts accrued as of June 30, 2022 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.

Concentrations of Credit Risk

We have substantial credit risk primarily in our consumer loans held for investment and in our cash and cash equivalents. We maintain our cash and cash equivalents in accounts at regulated domestic financial institutions in amounts that may exceed FDIC insured amounts. We believe we are not exposed to any significant credit risk in these accounts.

We are exposed to default risk on both loan receivables purchased from our originating bank partners and loan receivables that are self-originated. The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions. Loans receivables are diversified geographically. As of June 30, 2022 and June 30, 2021, approximately 12% and 15%, respectively, of loan receivables related to customers residing in the state of California. No other states or provinces exceeded 10%.

Concentrations of Revenue

For the year ended June 30, 2022, there were no merchants that exceeded 10% of total revenue, and for the years ended June 30, 2021 and 2020, approximately 20% and 28% , respectively, of total revenue was driven by one merchant.

Purchase Commitments

For the years ended June 30, 2022 and 2021, we recorded purchase commitments of $37.1 million and $89.3 million, respectively, primarily related to cloud and hosting services. In February 2012, we entered into an agreement with a third-party cloud computing web services provider for our cloud computing and hosting services. In May 2020, we entered into an addendum to our agreement which included annual spending commitments for the period between May 2020 and April 2023 with an aggregate committed spend of $120.0 million during such period. Our agreement with our cloud computing web services provider will continue indefinitely until terminated by either party. Our cloud-computing web services provider may terminate the customer agreement for convenience with 30 days prior written notice and may, in some cases, terminate the agreement immediately for cause upon notice. If we fail to meet the minimum purchase commitment during any year, we may be required to pay the difference. We pay our cloud-computing web services provider monthly, and we may pay more than the minimum purchase commitment to our cloud-computing web services provider based on usage.

10.   Transactions with Related Parties

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). Some of our directors, principal officers, and their immediate families have received loans facilitated by us, in accordance with our regular consumer loan offerings. As of June 30, 2022, the outstanding balance and interest earned on such loans is immaterial.

11.   Debt

Debt encompasses funding debt, convertible senior notes and our revolving credit facility.

Funding Debt

Funding debt and its aggregate future maturities consists of the following (in thousands):

	June 30, 2022	June 30, 2021
2022	$—	$104,159
2023	$158,547	$460,289
2024	421,484	22,705
2025	—	—
2026	—	102,203
2027 and thereafter	103,364	—
Total	$683,395	$689,356
Deferred debt issuance costs	(10,818)	(8,754)
Total funding debt, net of deferred debt issuance costs	$672,577	$680,602

Warehouse Credit Facilities

Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. Each trust entered into a credit agreement and security agreement with a third-party as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are referred to as funding debt and proceeds from the borrowings can only be used for the purposes of facilitating loan funding and origination, with advance rates ranging from 83% to 88% of the total collateralized balance. These trusts are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm. These revolving facilities mature between fiscal years 2024 and 2029, and subject to covenant compliance, generally permit borrowings up to 12 months prior to the final maturity date of each respective facility. As of June 30, 2022, the aggregate commitment amount of these facilities was $2,450.0 million on a revolving basis, of which $473.3 million was drawn, with $1,976.7 million remaining available. Some of the loans originated by us or purchased from the originating bank partners are pledged as collateral for borrowings in our facilities. The unpaid principal balance of these loans totaled $549.6 million and $664.1 million as of June 30, 2022 and June 30, 2021, respectively.

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

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of June 30, 2022, we were in compliance with all applicable covenants in the agreements.

Other Funding Facilities

Prior to our acquisition of PayBright on January 1, 2021, PayBright entered into various credit facilities utilized to finance the origination of loan receivables in Canada. Similar to our warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by PayBright loan receivables pledged to the respective facility as collateral, mature in 2024, and bear interest based on a benchmark rate plus a spread ranging from 1.25% to 4.25%.

As of June 30, 2022, the aggregate commitment amount of these facilities was $484.0 million on a revolving basis, of which $183.1 million was drawn, with $300.9 million remaining available. The unpaid principal balance of loans pledged to these facilities totaled $210.1 million and $74.1 million as of June 30, 2022 and June 30, 2021, respectively.

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth at the PayBright subsidiary level or the Affirm Holdings level. As of June 30, 2022, we were in compliance with all applicable covenants in the agreements.

Repurchase Agreements

We entered into certain sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. The repurchase agreements each have an initial term of three months and subject to mutual agreement by Affirm and the counterparty, we may enter into a repurchase date extension for an additional three month term at market interest rates on such extension date. As of June 30, 2022, the interest rates were 2.68% on the senior pledged securities for 2022-X1, 2021-Z1 and 2021-Z2 and 4.33% on the residual certificate pledged securities for 2022-X1, 2021-Z1 and 2021-Z2 . We had $27.0 million and $13.9 million in debt outstanding under our repurchase agreements disclosed within funding debt on the consolidated balance sheets as of June 30, 2022 and June 30, 2021, respectively. The debt will be amortized through regular principal and interest payments on the pledged securities. The outstanding debt relates to $32.4 million and $16.2 million in pledged securities disclosed within securities available for sale at fair value on the consolidated balance sheets as of June 30, 2022 and June 30, 2021, respectively.

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

The net carrying amount of the liability component of the convertible senior notes outstanding as of June 30, 2022 consisted of the following (in thousands):

June 30, 2022
Principal	$1,725,000
Unamortized discount and issuance costs	(18,332)
Net carrying amount	$1,706,668

The 2026 Notes do not bear interest. For the year ended June 30, 2022, we recognized $2.4 million, of interest expense related to the amortization of debt discount and issuance costs in the consolidated statement of operations and comprehensive loss within other (expense) income, net. As of June 30, 2022, the remaining life of the 2026 Notes is approximately 53 months.

Revolving Credit Facility

On January 19, 2021, we entered into a revolving credit agreement with a syndicate of commercial banks for a $185.0 million unsecured revolving credit facility with a final maturity date of January 19, 2024. Effective December 15, 2021, we executed our right to terminate the revolving credit agreement and no early termination penalties were incurred. As of December 15, 2021, we had not drawn on the facility and there was no outstanding balance to be repaid. Upon termination, we accelerated the amortization of $1.2 million of issuance costs which were recorded in other (expense) income, net.

On February 4, 2022, we entered into a new revolving credit agreement with a syndicate of commercial banks for a $165.0 million unsecured revolving credit facility. On May 16, 2022, we increased unsecured revolving commitments under the facility to $205.0 million. This facility bears interest at a rate equal to, at our option, either (a) a Secured Overnight Financing Rate (“SOFR”) rate determined by reference to the forward-looking term SOFR rate for the interest period, plus an applicable margin of 1.85% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the U.S. prime rate and (iii) the one-month forward-looking term SOFR rate plus 1.0% per annum, in each case, plus an applicable margin of 0.85% per annum. The revolving credit agreement has a final maturity date of February 4, 2025. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.20% per annum on the undrawn balance available. There are no borrowings outstanding under the facility as of June 30, 2022.

12.   Securitization and Variable Interest Entities

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

As of June 30, 2022, we consolidated Affirm Asset Securitization Trust 2020-Z1 (“2020-Z1”), Affirm Asset Securitization Trust 2020-A (“2020-A”), Affirm Asset Securitization Trust 2020-Z2 (“2020-Z2”), Affirm Asset Securitization Trust 2021-A (“2021-A”), Affirm Asset Securitization Trust 2021-B (“2021-B”), and Affirm Asset Securitization Trust 2022-A (“2022-A”). Each securitization trust issued interest-bearing notes and residual certificates to finance the purchase of the loans facilitated by our platform. At the closing of each securitization, we contributed loans, facilitated through our technology platform and purchased from our originating bank partners, with an aggregate outstanding principal balance of $2,554.3 million. The 2020-Z1 and 2020-Z2 securitizations are secured by static pools of loans contributed at closing, whereas the 2021-A, 2021-B, and 2022-A securitizations are revolving and we may contribute additional loans from time to time until the end of the revolving period. For the 2020-Z2 securitization, we purchased $27.9 million of loan receivables from our third-party loan buyers which were then contributed to the trust.

For each securitization, the residual certificates represent the right to receive excess cash on the loans each collection period after all fees and required distributions have been made to the note holders on the related payment date. For 2020-Z1, 2020-A, 2021-A, 2021-B, and 2022-A, all notes were sold to third-party investors and we retained 100% of the residual certificates issued by the securitization trusts. For 2020-Z2, all notes were sold to third-party investors and we retained 93.3% of the residual certificates issued by the securitization trust, and a third-party investor holds the remaining 6.7% of the residual certificates in 2020-Z2. The residual trust certificates held by third-party investors are measured at fair value, using a discounted cash flow model, and presented within accrued expenses and other liabilities on the consolidated balance sheets. In addition to the retained residual certificates, our continued involvement includes loan servicing responsibilities over the life of the underlying loans.

We defer and amortize debt issuance costs for consolidated securitization trusts on a straight-line basis over the expected life of the notes.

2020-Z1

On July 8, 2020, the notes under the 2020-Z1 securitization were issued as a single class: Class A in the amount of $150.0 million (the “2020-Z1 notes”). The 2020-Z1 notes bear interest at a fixed rate of 3.46% and have a maturity date of October 15, 2024. Principal and interest payments began in September 2020 and are payable monthly. These 2021-Z1 notes are recorded at amortized cost on the consolidated balance sheet. The 2020-Z1 notes held by third-party investors and the unamortized debt issuance costs are included in notes issued by securitization trusts with a balance of $30.5 million on the consolidated balance sheets at June 30, 2022 and are secured by loan receivables at amortized cost of $30.3 million included in loans held for investment on the consolidated balance sheets at June 30, 2022.

2020-A

On August 5, 2020, the notes under the 2020-A securitization were issued in three classes: Class A in the amount of $330.0 million, Class B in the amount of $16.2 million, and Class C in the amount of $22.1 million (collectively, the “2020-A notes”). On April 15, 2022, we exercised the optional redemption right under the 2020-A securitization where Affirm as the 100% residual certificate owner repurchased the outstanding receivables at a repurchase price of $234.0 million which was equal to the fair market value of the receivables as of the last day of the related collection period. All of the outstanding 2020-A notes were paid at the aggregate redemption price of $280.4 million. The Class A, Class B, and Class C notes previously bore interest at a fixed rate of 2.10%, 3.54%, and 6.23%, respectively, and each class had a final maturity date of February 18, 2025.

2020-Z2

On October 22, 2020, the notes under the 2020-Z2 securitization were issued as a single class: Class A in the amount of $375.0 million (the “2020-Z2 notes”). The 2020-Z2 notes bear interest at a fixed rate of 1.90% and have a maturity date of January 15, 2025. Principal and interest payments began in December 2020 and are payable monthly. These 2020-Z2 notes are recorded at amortized cost on the consolidated balance sheet. The notes held by third-party investors and the unamortized debt issuance costs are included in the 2020-Z2 notes issued by securitization trusts with a balance of $102.0 million on the consolidated balance sheets at June 30, 2022 and are secured by loan receivables at amortized cost of $101.2 million included in loans held for investment on the consolidated balance sheets at June 30, 2022. The residual trust certificates held by third-party investors are measured at fair value using a discounted cash flow model, and presented within accrued expenses and other liabilities on the consolidated balance sheets. See Note 14. Fair Value of Financial Assets and Liabilities for additional information on the fair value sensitivity of these asset-backed securities.

2021-A

On February 18, 2021, the notes under the 2021-A securitization were issued in five classes: Class A in the amount of $407.2 million, Class B in the amount of $30.3 million, Class C in the amount of $21.0 million, Class D in the amount of $22.5 million, and Class E in the amount of $19.0 million (collectively, the “2021-A notes”). The Class A, Class B, Class C, Class D, and Class E notes bear interest at a fixed rate of 0.88%, 1.06%, 1.66%, 3.49%, and 5.65%, respectively, and each class has a maturity date of August 15, 2025. Principal and interest payments began in March 2021 and are payable monthly. These notes are recorded at amortized cost on the consolidated balance sheet. The associated debt issuance costs totaled $0.3 million as of June 30, 2022. The 2021-A notes held by third-party investors and the unamortized debt issuance costs are included in notes issued by securitization trusts with a balance of $500.0 million on the consolidated balance sheets at June 30, 2022 and are secured by loan receivables at amortized cost of $498.5 million included in loans held for investment on the consolidated balance sheets as of June 30, 2022.

2021-B

On August 4, 2021, the notes under the 2021-B securitization were issued in five classes: Class A in the amount of $418.8 million, Class B in the amount of $28.0 million, Class C in the amount of $19.8 million, Class D in the amount of $22.5 million, and Class E in the amount of $11.0 million (collectively, the “2021-B notes”). The Class A, Class B, Class C, Class D, and Class E notes bear interest at a fixed rate of 1.03%, 1.24%, 1.40%, 2.54%, and 4.61%, respectively, and each class has a maturity date of August 17, 2026. Principal and interest payments began in October 2021 and are payable monthly. These notes are recorded at amortized cost on the consolidated balance sheet. The associated debt issuance costs totaled $1.8 million as of June 30, 2022. The 2021-B notes held by third-party investors and the unamortized debt issuance costs are included in notes issued by securitization trusts with a balance of $500.0 million on the consolidated balance sheets at June 30, 2022 and are secured by loan receivables at amortized cost of $511.1 million included in loans held for investment on the consolidated balance sheets as of June 30, 2022.

2022-A

On May 4, 2022 the notes under the 2022-A securitization issued in five classes: Class A in the amount of $405.6 million, Class B in the amount of $27.6 million, Class C in the amount of $26.8 million, Class D in the amount of $18.2 million, and Class E in the amount of $21.8 million (collectively, the “2022-A notes”). The Class A, Class B, Class C, Class D, and Class E notes bear interest at a fixed rate of 4.30%, 4.64%, 4.89%, 5.53%, and 8.04%, respectively and each class has a maturity date of May 17, 2027. Principal and interest payments will begin July 2022 and are payable monthly. These notes are recorded at amortized cost on the consolidated balance sheet. The associated debt issuance costs totaled $2.7 million as of June 30, 2022. The 2022-A notes held by third-party investors and the unamortized debt issuance costs are included in notes issued by securitization trusts with a balance of $499.9 million on the consolidated balance sheets at June 30, 2022 and are secured by loan receivables at amortized cost of $519.6 million included in loans held for investment on the consolidated balance sheets as of June 30, 2022.

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs.

	June 30, 2022
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$563,207	$534,422	$28,785
Securitizations	1,679,062	1,632,107	46,955
Total consolidated VIEs	$2,242,269	$2,166,529	$75,740

	June 30, 2021
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$688,197	$614,882	$73,315
Securitizations	1,115,427	1,178,545	(63,118)
Total consolidated VIEs	$1,803,624	$1,793,427	$10,197

Unconsolidated VIEs

As of June 30, 2022, Affirm Asset Securitization Trust 2021-Z1 (“2021-Z1”), Affirm Asset Securitization Trust 2021-Z2 (“2021-Z2”), Affirm Asset Securitization Trust 2022-X1 (“2022-X1”), and Affirm Asset Securitization Trust 2022-Z1 (“2022-Z1”) were unconsolidated VIEs. We did not retain significant economic exposure through our variable interests and therefore we determined that we are not the primary beneficiary as of June 30, 2022.

For each securitization, the residual certificates represent the right to receive excess cash on the loans each collection period after all fees and required distributions have been made to the note holders on the related payment date. For 2021-Z1, 2021-Z2, 2022-X1, and 2022-Z1, we retained a 5% vertical interest in each trust, respectively, via our ownership of 5% par amount of each class of notes, and 5% par amount of residual interests. The remaining 95% of notes and residual interests were sold to third-party investors.

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

Upon deconsolidating the 2021-Z1 trust, we recognized a gain of $16.7 million, which is included within gain on sale of loans in our consolidated statements of operations and comprehensive loss.

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

On the closing date of the 2021-Z2 trust, we recognized a gain on sales of loans sold to the trust of $6.1 million, which is included within gain on sales of loans in our consolidated statements of operations and comprehensive loss.

2022-X1

On February 9, 2022, the notes under 2022-X1 securitization were issued as a single class: Class A in the amount of $366.5 million (the “2022-X1 notes”). The 2022-X1 notes bear interest at a fixed rate of 1.75% and have a maturity date of February 16, 2027. Principal and interest payments began in April 2022 and are payable monthly.

The 2022-X1 securitization is secured by a static pool of loans which were contributed at the closing date to the 2022-X1 trust. The loans contributed at closing were facilitated through our technology platform and originated by us or purchased from our originating bank partners, with an aggregate outstanding principal balance of $406.2 million. Of the loans sold to the 2022-X1 trust, we purchased $258.3 million of loan receivables from two of our third-party loan buyers, which were contributed to the trust at closing.

At closing, we retained only a 5% vertical interest in the 2022-X1 trust via our ownership of 5% par amount of the 2022-X1 notes and 5% par amount of the residual interests. We were required to retain these interests for compliance with U.S. risk retention rules. The remaining 95% of the residual certificates were sold to third-party investors at closing.

On the closing date of the 2022-X1 trust, we recognized gain on sales of loans sold to the trust of $13.1 million, which is included within gain on sales of loans in our consolidated statements of operations and comprehensive loss.

2022-Z1
On June 22, 2022, the notes under 2022-Z1 securitization were issued in two classes: Class A in the amount of $356.0 million and Class B in the amount of $15.5 million (collectively the “2022-Z1 notes”). The 2022-Z1 notes bear interest at a fixed rate of 4.55% and 6.49%, respectively and each class has a maturity date of June 15, 2027. Principal and interest payments begin in August 2022 and are payable monthly.

The 2022-Z1 securitization is secured by a static pool of loans which were contributed at the closing date to the 2022-Z1 trust. The loans contributed at closing were facilitated through our technology platform and originated by us or purchased from our originating bank partners, with an aggregate outstanding principal balance of $420.3 million. Of the loans sold to the 2022-Z1 trust, we purchased $251.7 million of loan receivables from one of our third-party loan buyers, which were contributed to the trust at closing.

At closing, we retained only a 5% vertical interest in the 2022-Z1 trust via our ownership of 5% par amount of the 2022-Z1 notes and 5% par amount of the residual interests. We were required to retain these interests for compliance with U.S. risk retention rules. The remaining 95% of the residual certificates were sold to third-party investors at closing.

On the closing date of the 2022-Z1 trust, the amount recognized within gain on sale of loans sold to the trust was immaterial, this is included within gain on sales of loans in our consolidated statements of operations and comprehensive loss.

The following information pertains to unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary (in thousands):

	June 30, 2022
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$996,242	$965,909	$30,333	$51,248
Total unconsolidated VIEs	$996,242	$965,909	$30,333	$51,248

	June 30, 2021
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$305,414	$304,567	$847	$16,850
Total unconsolidated VIEs	$305,414	$304,567	$847	$16,850

Assets of unconsolidated VIEs include the carrying value for loans held in the 2021-Z1, 2021-Z2, 2022-X1, and 2022-Z1 trust and cash held in the collection and reserve accounts established for the trust. Liabilities include the outstanding principal balance of the 2021-Z1, 2021-Z2, 2022-X1, and 2022-Z1 notes.

Maximum exposure to losses represents our exposure through our continuing involvement as servicer and through our retained interests. For 2021-Z1, 2021-Z2, 2022-X1 and 2022-Z1, this includes $51.7 million in retained notes and residual certificates disclosed within securities available for sale at fair value in our consolidated balance sheets and $0.4 million related to our servicing liabilities and receivables disclosed within other assets in our consolidated balance sheets as of June 30, 2022.

Additionally, we may experience a loss due to future repurchase obligations resulting from breaches in representations and warranties in our securitization and third-party sale agreements. In connection with 2021-Z1, 2021-Z2, 2022-X1 and 2022-Z1, this amount was not material as of June 30, 2022.

Retained Beneficial Interests in Unconsolidated VIEs

The investors of the securitizations have no direct recourse to the assets of Affirm, and the timing and amount of beneficial interest payments is dependent on the performance of the underlying loan assets held within each trust. We have classified our retained beneficial interests in 2021-Z1, 2021-Z2, 2022-X1, and 2022-Z1 as “available for sale” and as such they are disclosed at fair value in our consolidated balance sheets.

See Note 13. Investments and Note 14. Fair Value of Financial Assets and Liabilities for additional information on the fair value sensitivity of the notes receivable and residual certificates. Additionally, as of June 30, 2022, we have pledged the 2021-Z1, 2021-Z2, and 2022-X1 retained beneficial interests as collateral in connection with a sale and repurchase agreement as described in Note 11. Debt.

13.   Investments

Marketable Securities

Marketable securities include certain investments classified as cash and cash equivalents and securities available for sale, at fair value, and consist of the following as of each date presented within the consolidated balance sheets (in thousands):

	June 30, 2022	June 30, 2021
Cash and cash equivalents:
Money market funds	$162,483	$143,241
Certificates of deposit	16,026	—
Commercial paper	229,272	—
Government bonds
US	58,541	—
Securities, available for sale:
Certificates of deposit	300,390	—
Corporate bonds	368,671	—
Commercial paper	478,293	—
Government bonds
Non-US	17,955	—
US	378,386	—
Securitization notes receivable and certificates (1)	51,678	16,170
Total marketable securities:	$2,061,695	$159,411

(1)These securities, excluding 2022-Z1, have been pledged as collateral in connection with sale and repurchase agreements as discussed within Note 11. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of June 30, 2022 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit (1)	$317,331	$6	$(921)	$—	$316,416
Corporate bonds (1)	371,907	7	(3,243)	—	368,671
Commercial paper (1)	708,694	16	(1,145)	—	707,565
Government bonds
Non-US	18,196	—	(241)	—	17,955
US (1)	438,947	—	(2,020)	—	436,927
Securitization notes receivable and certificates (2)	52,180	178	(659)	(21)	51,678
Total securities available for sale	$1,907,255	$207	$(8,229)	$(21)	$1,899,212

(1)Certificates of deposit, corporate bonds, commercial paper, and US government bonds include $303.8 million classified as cash and cash equivalents within the consolidated balance sheets.
(2)These securities, excluding 2022-Z1, have been pledged as collateral in connection with sale and repurchase agreements as discussed within Note 11. Debt

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of June 30, 2021 were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Securitization notes receivable and certificates	$16,144	$29	$—	$(3)	$16,170
Total securities available for sale	$16,144	$29	$—	$(3)	$16,170

As of June 30, 2022 and June 30, 2021, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of June 30, 2022, is as follows (in thousands):

	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$290,169	$(921)	$—	$—	$290,169	$(921)
Corporate bonds	351,088	(3,243)	—	—	351,088	(3,243)
Commercial paper	679,272	(1,145)	—	—	679,272	(1,145)
Government bonds
Non-US	17,955	(241)	—	—	17,955	(241)
US	431,903	(2,020)	—	—	431,903	(2,020)
Securitization notes receivable and certificates	722	(45)	—	—	722	(45)
Total securities available for sale (1)	$1,771,109	$(7,615)	$—	$—	$1,771,109	$(7,615)

(1)The number of positions with unrealized losses as of June 30, 2022 totaled 270.

There were no securities available for sale with unrealized losses for which an allowance for credit losses had not been recorded as of June 30, 2021.

The length of time to contractual maturities of securities available for sale as of June 30, 2022, were as follows (in thousands):

	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$317,331	$316,416	$—	$—	$317,331	$316,416
Corporate bonds	206,208	204,614	165,699	164,057	371,907	368,671
Commercial paper	708,694	707,565	—	—	708,694	707,565
Government bonds
Non-US	11,895	11,813	6,301	6,142	18,196	17,955
US	360,757	359,242	78,190	77,685	438,947	436,927
Securitization notes receivable and certificates (1)	—	—	52,180	51,678	52,180	51,678
Total securities available for sale	$1,604,885	$1,599,650	$302,370	$299,562	$1,907,255	$1,899,212

(1)Based on weighted average life of expected cash flows as of June 30, 2022.

Gross proceeds from matured or redeemed securities for the year ended June 30, 2022 were $2,187.8 million.

For available for sale securities realized gains and losses from portfolio sales were not material for the year ended June 30, 2022 and there were no portfolio sales or associated realized gains or losses for the year ended June 30, 2021.

Non-marketable Equity Securities

Equity investments without a readily determinable fair value held at cost were $43.2 million and $11.3 million as of June 30, 2022 and June 30, 2021, respectively, and are included in other assets within the consolidated balance sheets.

There have been no unrealized or realized gains and losses due to observable changes in orderly transactions and we did not record any impairment for the years ended June 30, 2022 or June 30, 2021.

14.   Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$162,483	$—	$—	$162,483
Certificates of deposit	—	16,026	—	16,026
Commercial paper	—	229,272	—	229,272
Government bonds - U.S.	—	58,541	—	58,541
Restricted cash:
Securities available for sale:
Certificate of deposit	—	300,390	—	300,390
Corporate bonds	—	368,671	—	368,671
Commercial paper	—	478,293	—	478,293
Government bonds:
Non-U.S.	—	17,955	—	17,955
U.S.	—	378,386	—	378,386
Securitization notes receivable and residual trust certificates	—	—	51,678	51,678
Total securities available for sale	—	1,543,695	51,678	1,595,373
Servicing assets	—	—	1,192	1,192
Derivative instruments	—	49,983	—	49,983
Total assets	$162,483	$1,897,517	$52,870	$2,112,870
Liabilities:
Servicing liabilities	$—	$—	$2,673	$2,673
Performance fee liability	—	—	1,710	1,710
Residual trust certificates, held by third-parties	—	—	377	377
Contingent consideration	—	—	23,348	23,348
Profit share liability	—	—	1,987	1,987
Total liabilities	$—	$—	$30,095	$30,095

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

There were no transfers between levels during the periods ended June 30, 2022 and June 30, 2021.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Securities Available for Sale

As of June 30, 2022, we held marketable securities classified as available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Derivative Instruments

Our primary objective in holding derivatives is to reduce the volatility in cash flows associated with our funding activities, arising from changes in interest rates. We do not employ derivatives for trading or speculative purposes.

As of June 30, 2022 and June 30, 2021, we used a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risk associated with variable interest rates. Neither the interest rate caps or the interest rate swaps have been designated as hedging instruments.

As of June 30, 2022 and June 30, 2021, the interest rate caps and interest rate swaps are in a net asset position, and classified as Level 2 within the fair value hierarchy, based on prices quoted for similar financial instruments in markets that are not active. The fair values are presented gross within other assets and offsetting collateral received by the counterparty is presented as a liability within accrued expenses and other liabilities on the consolidated balance sheets. Any changes in the fair value of these financial instruments are reflected in other (expense) income, net, on the consolidated statements of operations and comprehensive loss.

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

Servicing Assets and Liabilities

We sold loans with an unpaid balance of $7,149.0 million, $3,232.9 million, and $2,664.4 million for the years ended June 30, 2022, 2021, and 2020, respectively, for which we retained servicing rights.

As of June 30, 2022 and June 30, 2021, we serviced loans which we sold with a remaining unpaid principal balance of $4,504.5 million and $2,453.9 million, respectively.

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

We earned $65.8 million, $24.7 million, and $14.8 million of servicing income for the year ended June 30, 2022, 2021, and 2020, respectively.

As of June 30, 2022 and June 30, 2021, the aggregate fair value of the servicing assets was measured at $1.2 million and $2.3 million, respectively, and presented within other assets on the consolidated balance sheets. As of June 30, 2022 and June 30, 2021, the aggregate fair value of the servicing liabilities was measured at $2.7 million and $4.0 million, respectively, and presented within accrued expenses and other liabilities on the consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets during the years ended June 30, 2022 and June 30, 2021 (in thousands):

	Servicing Assets
	Year ended June 30,
	2022	2021
Fair value at beginning of period	$2,349	$2,132
Initial transfers of financial assets	2,899	2,915
Subsequent changes in fair value	(4,056)	(2,698)
Fair value at end of period	$1,192	$2,349

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities during the years ended June 30, 2022 and June 30, 2021 (in thousands):

	Servicing Liabilities
	Year ended June 30,
	2022	2021
Fair value at beginning of period	$3,961	$1,540
Initial transfers of financial assets	15,617	8,794
Subsequent changes in fair value	(16,905)	(6,373)
Fair value at end of period	$2,673	$3,961

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of June 30, 2022:

	Unobservable Input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.78%	1.85%	1.10%
	Net default rate	0.59%	50.59%	1.59%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	2.13%	2.34%	2.21%
	Net default rate	9.03%	24.44%	13.81%

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

(1)Estimated cost of servicing a loan as a percentage of unpaid principal balance

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	June 30, 2022	June 30, 2021
Servicing assets
Net default rate assumption:
Net default rate increase of 25%	$11	$(7)
Net default rate increase of 50%	$22	$(15)
Adequate compensation assumption:
Adequate compensation increase of 25%	$(3,513)	$(2,006)
Adequate compensation increase of 50%	$(7,026)	$(4,011)
Discount rate assumption:
Discount rate increase of 25%	$(57)	$(4)
Discount rate increase of 50%	$(109)	$(1)
Servicing liabilities
Net default rate assumption:
Net default rate increase of 25%	$(10)	$(40)
Net default rate increase of 50%	$(21)	$(61)
Adequate compensation assumption:
Adequate compensation increase of 25%	$6,139	$3,060
Adequate compensation increase of 50%	$12,278	$6,119
Discount rate assumption:
Discount rate increase of 25%	$(50)	$(137)
Discount rate increase of 50%	$(98)	$(263)

Performance Fee Liability

In accordance with our agreements with our originating bank partners, we pay a fee for each loan that is fully repaid by the consumer, due at the end of the period in which the loan is fully repaid. We recognize a liability upon the purchase of a loan for the expected future payment of the performance fee. This liability is measured using a discounted cash flow model and recorded at fair value and presented within accrued expenses and other liabilities on the consolidated balance sheets. Any changes in the fair value of the liability are reflected in other (expense) income, net, on the consolidated statements of operations and comprehensive loss.

The following table summarizes the activity related to the fair value of the performance fee liability during the years ended June 30, 2022 and June 30, 2021 (in thousands):

	Performance Fee Liability
	Year ended June 30,
	2022	2021
Fair value at beginning of period	$1,290	$875
Purchases of loans	1,764	1,372
Settlements Paid	(418)	—
Subsequent changes in fair value	(926)	(957)
Fair value at end of period	$1,710	$1,290

Significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability are the discount rate, refund rate, and default rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of June 30, 2022:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.78%	3.10%	2.42%
Level 3 fair value measurement of the performance fee liability as of June 30, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.78%	2.83%	1.80%

Residual Trust Certificates Held by Third-Parties in Consolidated VIEs

Refer to Note 12. Securitization and Variable Interest Entities for a description of the 2020-Z2 securitization trust. Residual trust certificates held by third-party investor(s) are measured at fair value, using a discounted cash flow model, and presented within accrued expenses and other liabilities on the consolidated balance sheets. Any changes in the fair value of the liability are reflected in other (expense) income, net, on the consolidated statements of operations and comprehensive loss.

The following table summarizes the activity related to the fair value of the residual trust certificates held by third-parties during the years ended June 30, 2022 and June 30, 2021 (in thousands):

	Year ended June 30,
	2022	2021
Fair value at beginning of period	$914	$—
Initial transfer of financial assets	—	1,622
Repayments	(908)	(508)
Subsequent changes in fair value	371	(200)
Fair value at end of period	$377	$914

Significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties as of June 30, 2022 and June 30, 2021:

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
The following table summarizes the effect that adverse changes in estimates would have on the fair value of the securitization residual certificates held by third-party investor(s) given hypothetical changes in significant unobservable inputs (in thousands):

	June 30, 2022	June 30, 2021
Discount rate assumption:
Discount rate increase of 25%	$(6)	$(21)
Discount rate increase of 50%	$(11)	$(42)
Loss rate assumption:
Loss rate increase of 25%	$(8)	$(28)
Loss rate increase of 50%	$(16)	$(56)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$(2)	$(10)
Prepayment rate decrease of 50%	$(3)	$(20)

Retained Beneficial Interests in Unconsolidated VIEs

As of June 30, 2022, the Company held notes receivable and residual trust certificates with an aggregate fair value of $51.7 million in connection with the 2021-Z1, 2021-Z2, 2022-X1, and 2022-Z1 securitizations, which are unconsolidated securitizations. The balances correspond to the 5% economic risk retention the Company is required to maintain as the securitization sponsor. Refer to Note 12. Securitization and Variable Interest Entities for a further description of the 2021-Z1, 2021-Z2, 2022-X1and 2022-Z1 securitization trusts.

These assets are measured at fair value using a discounted cash flow model, and presented within securities available for sale at fair value on the consolidated balance sheets. Changes in the fair value, other than declines in fair value due to credit recognized as an allowance, are reflected in other comprehensive income (loss) on the consolidated statements of operations and comprehensive loss. Declines in fair value due to credit are reflected in other (expense) income, net on the consolidated statements of operations and comprehensive loss.

The following table summarizes the activity related to the fair value of the notes receivable and residual trust certificates during the years ended June 30, 2022 and June 30, 2021 (in thousands):

	Year ended June 30,
	2022	2021
Fair value at beginning of period	$16,170	$—
Additions	54,998	16,144
Cash received (due to payments or sales)	(19,559)	—
Change in unrealized gain (loss)	(509)	29
Accrued interest	595	—
Reversal of (impairment on) securities available for sale	(17)	(3)
Fair value at end of period	$51,678	$16,170
Significant unobservable inputs used for our Level 3 fair value measurement of the notes and residual trust certificates are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates as of June 30, 2022:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	3.68%	22.50%	5.37%
Loss rate	0.61%	10.95%	2.65%
Prepayment rate	5.25%	35.00%	18.48%

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

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the securitization residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

	Year ended June 30,
	2022	2021
Discount rate assumption:
Discount rate increase of 25%	$(1,410)	$(22)
Discount rate increase of 50%	$(2,295)	$(44)
Loss rate assumption:
Loss rate increase of 25%	$(729)	$(24)
Loss rate increase of 50%	$(964)	$(48)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$(545)	$(13)
Prepayment rate decrease of 50%	$(519)	$(27)

Contingent Consideration

Our acquisition of PayBright included consideration transferred and shares held in escrow, contingent upon the achievement of future milestones. We classified the contingent consideration as a liability. The acquisition date fair value of the contingent consideration liability was estimated using a Monte Carlo simulation in which the fair value is equal to the estimated number of shares to be released from escrow, which are determined based on simulated revenue, multiplied by the simulated share price, discounted at the risk-free rate. The liability is remeasured to its fair value at each reporting date, utilizing a Monte Carlo simulation for periods in which actual revenues are unknown, until the contingency is resolved. During the year ended June 30, 2022 one of these milestones was achieved and a portion of the shares were released from escrow, resulting in a reduction to the contingent liability. The change in fair value of the contingent consideration at each reporting date is recognized as a component of other (expense) income, net in the consolidated statements of operations and comprehensive loss for the respective period.

The following table summarizes the activity related to the fair value of the PayBright contingent consideration during the years ended June 30, 2022 and June 30, 2021 (in thousands):

	Year ended June 30,
	2022	2021
Fair value at beginning of period	$153,447	$—
Subsequent changes in fair value	(89,313)	150,135
Fair value of shares released from escrow	(32,110)	—
Effect of foreign currency translation	(8,676)	3,312
Fair value at end of period	$23,348	$153,447

Significant unobservable inputs used for our Level 3 fair value measurement of the PayBright contingent consideration are the discount rate, equity volatility, and revenue volatility. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the contingent consideration as of June 30, 2022:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	15.00%	15.00%	15.00%
Equity volatility	36.00%	139.00%	116.00%
Revenue volatility	11.00%	144.00%	34.00%

Level 3 fair value measurement of the contingent consideration as of June 30, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	12.00%	12.00%	12.00%
Equity volatility	37.00%	97.00%	62.00%
Revenue volatility	8.00%	98.00%	37.00%

The Kite acquisition included $9.0 million of cash held in escrow, the release of which is determined based on employee retention. The acquisition date fair value of the contingent consideration of $1.2 million was estimated using a probability-weighted approach in which the likelihoods of potential employee retention outcomes were applied to the respective payout amounts and discounted to present value. The contingent consideration asset is remeasured to fair value at each reporting date based on the remaining amount held in escrow, passage of time, and any changes in expectations regarding employee retention outcomes until the contingency is resolved. The change in fair value of the contingent consideration asset at each reporting date is recognized as a component of other (expense) income, net in the consolidated statements of operations and comprehensive loss for the respective period. During the year ended June 30, 2022, the contingency was resolved and the fair value of the contingent consideration asset was reduced to zero. For the years ended June 30, 2022 and 2021, respectively, the change in fair value of the contingent consideration asset was not material.

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

The following table summarizes the activity related to the fair value of the profit share liability during the years ended June 30, 2022 and June 30, 2021 (in thousands):

	Year ended June 30,
	2022	2021
Fair value at beginning of period	$2,464	$—
Facilitation of loans	5,955	4,206
Actual performance	(7,642)	(1,661)
Subsequent changes in fair value	1,210	(81)
Fair value at end of period	$1,987	$2,464

Significant unobservable inputs used for our Level 3 fair value measurement of the profit share liability are the discount rate and estimated program profitability. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of June 30, 2022:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	30.00%	30.00%	30.00%
Program profitability	1.25%	3.54%	1.28%

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of June 30, 2021:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	30.00%	30.00%	30.00%
Program profitability	1.79%	3.75%	3.75%

Financial Assets and Liabilities Not Recorded at Fair Value

The following table presents the fair value hierarchy for financial assets and liabilities not recorded at fair value as of June 30, 2022 (in thousands):

	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	$2,670	$—	$2,670	$—	$2,670
Loans held for investment, net	2,348,169	—	—	2,412,871	2,412,871
Other assets	12,661	—	12,661	—	12,661
Total assets	$2,363,500	$—	$15,331	$2,412,871	$2,428,202
Liabilities:
Convertible senior notes, net (1)	$1,706,668	$—	$984,285	$—	$984,285
Notes issued by securitization trusts	1,627,580	—	—	1,529,401	1,529,401
Funding debt(2)	683,395	—	—	683,388	683,388
Total liabilities	$4,017,643	$—	$984,285	$2,212,789	$3,197,074

(1)The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.
(2)As of June 30, 2022, debt issuance costs in the amount of $10.8 million, was included within funding debt.

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

15.   Redeemable Convertible Preferred Stock and Stockholders’ Equity

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

On January 12, 2021, prior to our IPO, all outstanding shares of redeemable convertible preferred stock were converted into shares of our common stock on a one-to-one basis and their carrying value of $1.3 billion was reclassified into stockholders' deficit. Following this conversion, we amended and restated our certificate of incorporation to effect a reclassification of each share of our outstanding common stock into ½ share of Class A common stock and ½ share of Class B common stock, with cash paid for fractional shares. As of June 30, 2022 and June 30, 2021, there were no shares of redeemable convertible preferred stock issued and outstanding.

Common Stock

The Company had shares of common stock reserved for issuance as follows:

	June 30, 2022	June 30, 2021
Available outstanding under stock plan	53,158,233	58,417,514
Available for future grant under stock plan	31,156,746	29,793,755
Total	84,314,979	88,211,269

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

During the year ended June 30, 2022, we granted warrants to purchase 22,000,000 shares of common stock in connection with a commercial agreement with Amazon. 7,000,000 of the warrant shares have an exercise price of $0.01 per share and a term of 3.5 years, while the remaining 15,000,000 warrant shares have an exercise price of $100 per share and a term of 7.5 years. We valued the warrants at the grant date using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero; years to maturity of 3.5 and 7.5 years, respectively; volatility of 45%; and a risk-free rate of 0.93% and 1.47%, respectively. In connection with the portion of these warrants that were fully vested upon execution, we recognized a commercial agreement asset of $133.5 million upon execution of the agreement in November 2021. Refer to Note 6. Balance Sheet Components for more information on the asset and related amortization during the period. The remaining grant-date fair value of the warrants will be recognized within our consolidated statements of operations and comprehensive loss as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions. In connection with the warrants, a total of $281.0 million was recognized within sales and marketing expense during the year ended June 30, 2022, which included $26.3 million in amortization expense of the commercial agreement asset and $254.7 million in expense based upon the grant-date fair value of the warrant shares that vested during the period.

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

The following table summarizes the warrants activity during the years ended June 30, 2022 and June 30, 2021:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (years)
Warrants outstanding, June 30, 2020	706,065	$2.50	7.21
Granted	20,297,595	0.01	10.00
Exercised	(20,651,583)	0.04	8.93
Cancelled	(352,077)	3.80	8.27
Warrants outstanding, June 30, 2021	—	$—	0.00
Granted	22,000,000	68.19	5.60
Exercised	—	—	0.00
Cancelled	—	—	0.00
Warrants outstanding, June 30, 2022	22,000,000	$68.19	5.60
Warrants exercisable, June 30, 2022	3,382,419	$32.52	4.20
The weighted-average grant date fair values of warrants granted during the years ended June 30, 2022 and June 30, 2021, were $94.20 and $13.34, respectively. On June 30, 2022, the weighted-average grant date fair values for outstanding warrants and exercisable warrants, were $94.20 and $114.77, respectively.

16.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and restricted stock units (“RSUs”) to employees, officers, directors, and consultants. As of June 30, 2022, the maximum number of shares of common stock which may be issued under the Plan is 118,374,202 Class A shares. As of June 30, 2022 and June 30, 2021, there were 31,156,746 and 29,793,755 shares of Class A common stock, respectively, available for future grants under the Plan.

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

The following table summarizes our stock option activity for the year ended June 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2021	31,662,750	$10.42	6.30
Granted	2,428,616	25.69
Exercised	(13,519,561)	5.13
Forfeited, expired or cancelled	(1,261,099)	23.68
Balance as of June 30, 2022	19,310,706	15.22	6.94
Vested and exercisable, June 30, 2022	11,792,367	$7.61	5.98	$139,121
Vested and exercisable, and expected to vest thereafter(1) June 30, 2022	18,922,009	$14.53	6.91	$164,796

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

The weighted-average grant date fair value of employee options granted for the years ended June 30, 2022, 2021, and 2020, was $13.29, $59.83, and $3.26, respectively. The aggregate intrinsic value of options exercised was approximately $1.4 billion, $706.7 million, and $3.1 million for the years ended June 30, 2022, 2021, and 2020, respectively. The total fair value of stock options vested during the years ended June 30, 2022, 2021, and 2020 was $30.3 million, $97.4 million, and $53.9 million, respectively.

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

	Year ended June 30,
	2022	2021	2020
Volatility	54%	46%	45%
Risk-free interest rate	1.47% - 3.01%	0.70% - 1.05%	0.28% - 1.76%
Expected term (in years)	5.56	6.35	5.87
Expected dividend yield	—	—	—

As of June 30, 2022, unrecognized compensation expense related to unvested stock options was approximately $67.0 million. The weighted-average period over which such compensation expense will be recognized is approximately 1.9 years.

When an employee exercises stock options, we collect and remit taxes on the employee’s behalf to applicable taxing authorities. As of June 30, 2022 and June 30, 2021, the balance of equity exercise taxes payable was $10.9 million and $23.7 million, respectively, which is included in accounts payable on the consolidated balance sheets.

Stock Options with Early Exercise Rights

In accordance with the Plan, for certain stock options issued prior to the IPO, we allow for early exercise of the options while retaining the right to repurchase any unvested options upon termination of employment at the original exercise price. The proceeds received from early exercise of stock options have been recorded within accrued expenses and other liabilities on the consolidated balance sheets. As of June 30, 2022 and June 30, 2021, the early exercise liability totaled $0.3 million and $0.9 million, respectively.

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

We estimated the fair value of the Value Creation Award granted with market conditions on the grant date using a Monte Carlo simulation model. We recognize stock-based compensation on these awards based on the grant date fair value using an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. During the years ended June 30, 2022 and June 30, 2021, we incurred stock-based compensation expense of $140.7 million and $83.9 million, respectively, associated with the Value Creation Award as a component of general and administrative expense within the consolidated statements of operations and comprehensive loss. During the year ended June 30, 2022, based on achievement of the stock price hurdles and time-based service conditions, 1,875,000 shares vested. As of June 30, 2022, none of these awards have been exercised.

As of June 30, 2022, unrecognized compensation expense related to the Value Creation Award was approximately $207.5 million. The period over which such compensation expense will be recognized is approximately 3.5 years.

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

The following table summarizes our RSU activity during the year ended June 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of June 30, 2021	14,242,111	$36.69
Granted	15,903,666	42.53
Vested	(6,251,519)	40.00
Forfeited, expired or cancelled	(2,506,666)	36.94
Non-vested as of June 30, 2022	21,387,592	$38.41

As of June 30, 2022, unrecognized compensation expense related to unvested RSUs was approximately $690.0 million. The weighted-average period over which such compensation expense will be recognized is approximately 2.0 years.

2020 Employee Stock Purchase Plan

On November 18, 2020, our Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum effort towards the success of the Company and that of its affiliates. A total of 8.9 million shares of Class A common stock were reserved and available for issuance under the ESPP and 149,137 shares have been issued as of June 30, 2022. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year. The first offering period began on December 1, 2021, and the second offering period began on June 1, 2022.

At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP at the first day of the offering period, which represents the grant date. The Black-Scholes-Merton model incorporates assumptions including the dividend yield, expected stock price volatility, expected term, and risk-free interest rates. We utilized the following assumptions: a dividend yield of zero; a 0.5 year expected term based on the six-month offering period; the historical stock price volatility of comparable publicly-traded companies in our industry group; and a risk-free rate corresponding to a

U.S. Treasury rate which coincides with the expected term. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Year ended June 30,
	2022	2021	2020
General and administrative	$248,797	$196,554	$13,682
Technology and data analytics	116,531	76,643	12,285
Sales and marketing	23,224	17,092	4,040
Processing and servicing	2,431	2,218	82
Total stock-based compensation in operating expenses	390,983	292,507	30,089
Capitalized into property, equipment and software, net	54,542	13,999	2,921
Total stock-based compensation expense	$445,525	$306,506	$33,010

In connection with the acquisition of Returnly on May 1, 2021, we issued 304,364 shares of our Class A common stock, which are held in escrow. Because the future payment of the escrowed shares is contingent on continued employment of certain employees, the arrangement represents stock-based compensation in the post combination period. The grant-date fair value was estimated based on the value of the shares at the date of closing. The escrowed shares have a requisite service period of two years and contain a performance-based vesting condition (i.e., the achievement of certain revenue targets). We record stock-based compensation expense on a straight-line basis for each tranche over the requisite service period, as long as the performance-based conditions are considered probable of being satisfied. As of June 30, 2022, we have not recognized any stock-based compensation expense for these awards.

We estimate the grant date fair value based on the probability of achievement of the revenue targets at each reporting period.

17.   Income Taxes

The U.S. and foreign components of income (loss) before income taxes for the years ended June 30, 2022, 2021, and 2020 are as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
U.S.	$(780,699)	$(330,313)	$(112,080)
Foreign	55,868	(113,057)	(142)
Total loss before income taxes	$(724,831)	$(443,370)	$(112,222)

Income tax expense (benefit) for the years ended June 30, 2022, 2021, and 2020 is summarized as follows (in thousands):

	Year Ended June 30,
	2022	2021	2020
Current
State	$145	$(10)	$351
Foreign	230	(410)	436
Total current expense	$375	$(420)	$787
Deferred
Federal	113	88	6
State	281	(2,570)	28
Foreign	(18,183)	559	(445)
Total deferred expense	(17,789)	(1,923)	(411)
Income tax (benefit) expense	$(17,414)	$(2,343)	$376

The income tax benefit for the year ended June 30, 2022, was primarily attributable to a change in our assessment of the future realization of certain foreign deferred tax assets, while the income tax benefit for the year ended June 30, 2021 and the income tax expense for the year ended June 30, 2020 were primarily attributable to an adjustment to the Company's valuation allowance resulting from a deferred tax liability assumed with the acquisition of Returnly and to various state income taxes and the tax amortization of certain intangibles, respectively.

The following is a reconciliation of the U.S. statutory federal income tax rate to our effective tax rate for the years ended June 30, 2022, 2021, and 2020:

	Year Ended June 30,
	2022	2021	2020
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	8.3%	9.1%	10.5%
Foreign rate differential	(0.4)%	1.5%	—%
Stock-based compensation	64.0%	66.4%	(0.4)%
Non-deductible compensation expense	(12.4)%	(8.4)%	—%
Tax benefit related to tax credits, net	15.4%	0.5%	—%
Impact of change in fair value of contingent consideration	3.3%	(5.6)%	—%
Change in unrecognized tax benefits	(6.2)%	—%	—%
Other	0.2%	1.6%	(1.9)%
Change in valuation allowance	(90.8)%	(85.6)%	(29.6)%
Effective income tax rate	2.4%	0.5%	(0.4)%

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	Year Ended June 30,
	2022	2021
Net operating loss carryforwards	$1,056,403	$430,464
Allowance for credit losses	55,154	41,155
Stock-based compensation	51,288	51,126
Operating lease liabilities	19,840	23,914
Tax credit carryforwards	69,144	2,054
Other	7,581	4,837
Total deferred tax assets	$1,259,410	$553,550
Internally developed software	(47,217)	(15,214)
Purchased intangible assets	(11,386)	(18,150)
Right-of-use lease assets	(15,289)	(18,386)
Stock warrants	(7,200)	—
Other	(2,920)	(2,460)
Total deferred tax liabilities	$(84,012)	$(54,210)
Valuation allowance	(1,158,246)	(499,828)
Deferred tax assets (liabilities), net of valuation allowance	$17,152	$(488)

We continue to recognize a full valuation allowance against our U.S. federal and state net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company for the years ended June 30, 2022, 2021, and 2020. The presence of a three-year cumulative loss limits the ability to consider other subjective evidence, such as our expectations of future taxable income and projections for growth. The domestic valuation allowance increased by $668.5 million during the year ended June 30, 2022.

As a result of the integration and consolidation of our PayBright business into and with Affirm’s Canadian business and the expansion of our overall business in Canada, as well as other objectively verifiable positive evidence that became available during the year ended June 30, 2022, all of which we have concluded is sufficient to outweigh the existing negative evidence – including the presence of a three-year cumulative loss attributable to the related foreign jurisdiction, we have determined that it is more likely than not that our foreign deferred tax assets will be realized and a valuation allowance is not required. Accordingly, the foreign valuation allowance decreased by $10.1 million during the year ended June 30, 2022.

As of June 30, 2022, we had pretax U.S. federal net operating loss ("NOL") carryforwards of approximately $3,405.9 million, state NOL carryforwards of $3,590.4 million, and foreign NOL carryforwards of $65.8 million. If not utilized, certain U.S. federal and state NOL carryforwards will begin to expire in 2029, whereas others have an unlimited carryforward period, and foreign NOL carryforwards will begin to expire in 2039. Additionally, as of June 30, 2022, we also had U.S. federal and state research and development tax credit carryforwards of $82.0 million and $37.7 million, respectively. The U.S. federal research and development tax credit carryforwards will begin to expire in 2041 while the state research and development tax credits may be carried forward indefinitely. As of June 30, 2022, the Company also had other state tax credit carryforwards of $2.6 million, which will begin to expire in 2024 if not utilized.

Of the above NOL carryforwards, approximately $42.0 million pretax U.S. federal NOL carryforwards and $36.4 million state NOL carryforwards are from domestic acquisitions, which may be subject to an annual utilization limitation under Internal Revenue Code Section 382.

The future utilization of all domestic NOL and tax credit carryforwards may be subject to an annual limitation, pursuant to Internal Revenue Code Sections 382 and 383 and similar state provisions, due to ownership changes that may have occurred previously or that could occur in the future. Any limitation may result in the expiration of all or a portion of the NOL carryforwards before utilization.

The Company accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (in thousands):

	Year ended June 30,
	2022	2021	2020
Beginning balance	$—	$—	$—
Gross increase for tax positions related to the current year	28,407	—	—
Gross increase for tax positions related to prior years	19,460	—	—
Ending balance	$47,867	$—	$—

As of June 30, 2022, the Company had no unrecognized tax benefits related to uncertain tax positions that, if recognized, would impact the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

Interest and penalties on unrecognized tax benefits are recorded as a component of tax expense. During the years ended June 30, 2022, 2021, and 2020, we did not recognize accrued interest and penalties related to unrecognized tax benefits.

We file U.S. federal and state income tax returns as well as various foreign income tax returns with varying statutes of limitation. With respect to the Company’s major tax filings, all tax years remain open to examination due to the carryover of unused net operating losses.

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

The following tables present basic and diluted net loss per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Year ended June 30, 2022
	Class A	Class B
Numerator:
Basic and diluted
Net Loss	$(536,654)	$(170,763)
Net loss attributable to common stockholders	$(536,654)	$(170,763)
Denominator:
Basic
Weighted average shares outstanding, basic	213,703,749	68,000,292
Total-basic	213,703,749	68,000,292
Diluted
Weighted average common shares outstanding, diluted	213,703,749	68,000,292
Total-diluted	213,703,749	68,000,292
Net loss per share attributable to common stockholders:
Basic	$(2.51)	$(2.51)
Diluted	$(2.51)	$(2.51)

	Year ended June 30, 2021
	Class A	Class B
Numerator:
Basic
Net Loss	$(235,000)	$(206,027)
Net loss attributable to common stockholders	$(235,000)	$(206,027)
Diluted
Net Loss	$(235,000)	$(206,027)
Excess return to preferred stockholders on repurchase	(16,036)	(14,069)
Gain on conversion of convertible debt	212	186
Interest on convertible debt prior to conversion	955	837
Net loss attributable to common stockholders	$(249,869)	$(219,073)
Denominator:
Basic
Weighted average shares outstanding, basic	84,385,884	73,982,039
Total-basic	84,385,884	73,982,039
Diluted
Weighted average common shares outstanding, diluted	84,385,884	73,982,039
Weighted average common shares attributable to convertible debt prior to conversion	438,344	438,344
Total-diluted	84,824,228	74,420,383
Net loss per share attributable to common stockholders:
Basic	$(2.78)	$(2.78)
Diluted	$(2.95)	$(2.94)

The following common stock equivalents, presented based on amounts outstanding, were excluded from the calculation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	Year ended June 30,
	2022	2021	2020
Stock options, including early exercise of options	18,922,009	44,178,776	42,573,405
Restricted stock units	21,387,592	14,238,738	8,235,170
Common stock warrants	5,817,203	350,000	706,065
Employee stock purchase plan shares	614,659	—	—
Convertible debt	—	—	7,182,478
Redeemable convertible preferred stock	—	—	122,115,971
Total	46,741,463	58,767,514	180,813,089

19.   Segments and Geographical Information

We conduct our operations through a single operating segment and, therefore, one reportable segment.

Revenue

Revenue by geography is based on the billing addresses of the borrower or the location of the merchant’s national headquarters. The following table sets forth revenue by geographic area (in thousands):

	Year ended June 30,
	2022	2021	2020
United States	$1,304,304	$857,222	$506,212
Canada	44,852	13,242	3,316
Other	136	—	—
Total	$1,349,292	$870,464	$509,528

Long-Lived Assets

The following table sets forth our long-lived assets, consisting of property, equipment and software, net and operating lease right-of-use assets, by geographic area (in thousands):

	Year ended June 30,
	2022	2021
United States	$217,532	$118,076
Canada	4,390	2,251
Other	$231	$—
Total	$222,153	$120,327

ITEM 9. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022, were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed in our reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Internal control over financial reporting refers to the process, designed under the supervision and with the participation of management, including our CEO and our CFO, and effected by the Company’s Board of Directors, to provide reasonable, but not absolute, assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2022 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Deloitte & Touche LLP, an independent registered public accounting firm,, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2022, and its report in included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Affirm Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Affirm Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the related consolidated financial statements as of and for the year ended June 30, 2022, of the Company and our report dated August 29, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP
San Francisco, California
August 29, 2022

ITEM 9B. OTHER INFORMATION

None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the sections titled “Board of Directors and Corporate Governance”, “Executive Officers” and “Other Matters” of our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2022.

Our board of directors has adopted a Code of Ethics and Business Conduct applicable to all officers, directors and employees, including our principal executive, principal financial and principal accounting officers, which is available on our website (investors.affirm.com) under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct granted to executive officers and directors by posting such information on the website address and location specified above within four business days following the date of the amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the section titled “Executive Compensation” of our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections titled “Board of Directors and Corporate Governance” and “Certain Relationships and Related-Party Transactions” and our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2022.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section titled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” of our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2022.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Annual Report on Form 10-K:
(a) Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8, of this Annual Report.

(b) Financial Statement Schedules

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in Part II, Item 8, of this Annual Report.

(c) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39888	3.1	January 15, 2021
3.2	Amended and Restated Bylaws	8-K	001-39888	3.2	September 8, 2021
4.1	Description of Capital Stock	10-K	001-39888	4.1	September 17, 2021
4.2	Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of November 10, 2021*	8-K	001-39888	4.1	November 10, 2021
4.3	Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of November 10, 2021*	8-K	001-39888	4.2	November 10, 2021
4.4	Indenture, dated November 23, 2021, between Affirm Holdings, Inc. and Wilmington Trust, National Association, as trustee	8-K	001-39888	4.1	November 23, 2021
4.5	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.4)	8-K	001-39888	4.2	November 23, 2021
10.1+	Transition Agreement, dated as of May 31, 2022, by and between the Company and Silvija Martincevic					X
10.2	Form of Indemnification Agreement between the Company and its directors and officers	S-1	333-250184	10.1	November 18, 2020
10.3	Revolving Credit Agreement, dated as of February 4, 2022, among Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Barclays Bank PLC	8-K	001-39888	10.1	February 10, 2022
10.4	Second Amended and Restated Loan Program Agreement, dated as of November 1, 2020, by and between Affirm, Inc. and Cross River Bank	S-1/A	333-250184	10.4	December 22, 2020
10.5	Second Amended and Restated Loan Sale Agreement, dated as of November 1, 2020, by and between Affirm, Inc. and Cross River Bank	S-1/A	333-250184	10.5	November 20, 2020
10.6	Customer Installment Program Agreement, dated as of July 16, 2020, by and between Shopify Inc. and Affirm, Inc.	S-1/A	333-250184	10.7	November 20, 2020
10.7	Amendment No. 1 to Customer Installment Program Agreement, effective as of February 26, 2021, between Shopify Inc. and Affirm, Inc.*	10-Q	001-39888	10.3	May 17, 2021
10.8	Amended and Restated Amendment No. 2 to Customer Installment Program Agreement, dated as of July 27, 2021, by and between Shopify Inc. and Affirm, Inc.*	10-K	001-39888	10.1	September 17, 2021
10.9	Amendment No. 3 to Customer Installment Program Agreement, dated as of May 6, 2022, by and between Shopify Inc. and Affirm, Inc.*					X

10.10	Amended and Restated Installment Financing Services Agreement, dated as of November 10, 2021, by and among Affirm Holdings, Inc., Amazon.com Services LLC and Amazon Payments, Inc.*	8-K	001-39888	10.1	November 10, 2021
10.11	Transaction Agreement, dated as of November 10, 2021, by and between Affirm Holdings, Inc. and Amazon.com Services LLC*	8-K	001-39888	10.2	November 10, 2021
10.12+	Amended and Restated 2012 Stock Plan	10-K	001-39888	10.7	September 17, 2021
10.13+	Form of Stock Option Agreement pursuant to the Affirm Holdings, Inc. Amended and Restated 2012 Stock Plan	10-Q	001-39888	10.4	February 14, 2022
10.14+	Form of RSU Agreement pursuant to the Affirm Holdings, Inc. Amended and Restated 2012 Stock Plan	10-Q	001-39888	10.5	February 14, 2022
10.15+	2020 Employee Stock Purchase Plan	S-1/A	333-250184	10.3	November 20, 2020
10.16+	Cash Incentive Plan	10-Q	001-39888	10.4	May 17, 2021
10.17+	Officer Severance Plan					X
21.1	Subsidiaries of the Company					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accountants					X
24.1	Power of Attorney (see signature page hereto)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
†	Furnished herewith
+	Denotes management contract or compensatory plan or arrangement
*	Portions of the exhibit have been omitted as the Company has determined that: (i) the omitted information is not material; and (ii) the omitted information would likely cause competitive harm to the Company if publicly disclosed.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFIRM HOLDINGS, INC.

Date: August 29, 2022	By:	/s/ Max Levchin
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

Name	Title	Date
/s/ Max Levchin	Chairman of the Board of Directors and Chief Executive Officer	August 29, 2022
Max Levchin	(principal executive officer)

/s/ Michael Linford	Chief Financial Officer	August 29, 2022
Michael Linford	(principal financial officer)

/s/ Siphelele Jiyane	VP, Controller	August 29, 2022
Siphelele Jiyane	(principal accounting officer)

/s/ Jeremy Liew	Director	August 29, 2022
Jeremy Liew

/s/ Libor Michalek	Director	August 29, 2022
Libor Michalek

/s/ Jenny J. Ming	Director	August 29, 2022
Jenny J. Ming

/s/ Christa S. Quarles	Director	August 29, 2022
Christa S. Quarles

/s/ Keith Rabois	Director	August 29, 2022
Keith Rabois

/s/ Jacqueline D. Reses	Director	August 29, 2022
Jacqueline D. Reses

/s/ James D. White	Director	August 29, 2022
James D. White