Form 10-Q
period 2022-09-30
Affirm Holdings, Inc.
filed 2022-11-08
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 3, 2022, the number of shares of the registrant’s Class A common stock outstanding was 230,046,307 and the number of shares of the registrant's Class B common stock outstanding was 60,103,756.

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
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-Q and our most recently filed Annual Report on Form 10-K for the year ended June 30, 2022 (the "Annual Report"). Other sections of this Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive, heavily regulated and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investors.affirm.com), our filings with the Securities and Exchange Commission (“SEC”), webcasts, press releases, conference calls, and social media. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. The contents of our website are not incorporated into this filing. We have included our investor relations website address as an inactive textual reference and do not intend it to be an active link to our website.

Part I - Financial Information

Item 1. Unaudited Financial Statements

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	September 30, 2022	June 30, 2022
Assets
Cash and cash equivalents	$1,530,132	$1,255,171
Restricted cash	383,406	295,636
Securities available for sale at fair value	1,237,291	1,595,373
Loans held for sale	7,112	2,670
Loans held for investment	2,681,637	2,503,561
Allowance for credit losses	(153,025)	(155,392)
Loans held for investment, net	2,528,612	2,348,169
Accounts receivable, net	147,757	142,052
Property, equipment and software, net	208,460	171,482
Goodwill	525,000	539,534
Intangible assets	71,037	78,942
Commercial agreement assets	241,639	263,196
Other assets	284,614	281,567
Total Assets	$7,165,060	$6,973,792
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$34,534	$33,072
Payable to third-party loan owners	90,811	71,383
Accrued interest payable	5,292	6,659
Accrued expenses and other liabilities	249,812	237,598
Convertible senior notes, net	1,707,724	1,706,668
Notes issued by securitization trusts	1,720,812	1,627,580
Funding debt	792,637	672,577
Total liabilities	4,601,622	4,355,537
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 229,388,460 shares issued and outstanding as of September 30, 2022; 3,030,000,000 shares authorized, 227,255,529 shares issued and outstanding as of June 30, 2022	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 60,103,756 shares issued and outstanding as of September 30, 2022; 140,000,000 authorized, 60,109,844 shares issued and outstanding as of June 30, 2022	1	1
Additional paid in capital	4,454,829	4,231,303
Accumulated deficit	(1,857,171)	(1,605,902)
Accumulated other comprehensive loss	(34,223)	(7,149)
Total stockholders’ equity	2,563,438	2,618,255
Total Liabilities and Stockholders’ Equity	$7,165,060	$6,973,792

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS, CONT.
(Unaudited)
(in thousands)

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

	September 30, 2022	June 30, 2022
Assets of consolidated VIEs, included in total assets above
Restricted cash	$231,353	$164,530
Loans held for investment	2,309,638	2,179,026
Allowance for credit losses	(124,000)	(124,052)
Loans held for investment, net	2,185,638	2,054,974
Accounts receivable, net	8,195	8,195
Other assets	17,639	14,570
Total assets of consolidated VIEs	$2,442,825	$2,242,269
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$2,752	$2,897
Accrued interest payable	5,249	6,525
Accrued expenses and other liabilities	14,335	15,494
Notes issued by securitization trusts	1,720,812	1,627,580
Funding debt	621,660	514,033
Total liabilities of consolidated VIEs	2,364,808	2,166,529
Total net assets	$78,017	$75,740

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2022	2021
Revenue
Merchant network revenue	$113,149	$92,244
Virtual card network revenue	26,708	19,395
Total network revenue	139,857	111,639
Interest income	136,802	117,302
Gain on sales of loans	63,595	30,979
Servicing income	21,370	9,465
Total Revenue, net	$361,624	$269,385
Operating Expenses
Loss on loan purchase commitment	$35,610	$51,678
Provision for credit losses	64,250	63,647
Funding costs	25,066	16,753
Processing and servicing	54,359	25,201
Technology and data analytics	144,961	78,013
Sales and marketing	163,873	63,960
General and administrative	160,972	136,204
Total Operating Expenses	649,091	435,456
Operating Loss	$(287,467)	$(166,071)
Other (expense) income, net	36,018	(140,373)
Loss Before Income Taxes	$(251,449)	$(306,444)
Income tax expense (benefit)	(180)	171
Net Loss	$(251,269)	$(306,615)
Other Comprehensive Loss
Foreign currency translation adjustments	$(21,546)	$(3,802)
Unrealized loss on securities available for sale, net	(5,528)	(279)
Net Other Comprehensive Loss	(27,074)	(4,081)
Comprehensive Loss	$(278,343)	$(310,696)
Per share data:
Net loss per share attributable to common stockholders for Class A and Class B
Basic	$(0.86)	$(1.13)
Diluted	$(0.86)	$(1.13)
Weighted average common shares outstanding
Basic	290,929,270	271,677,516
Diluted	290,929,270	271,677,516

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2022	287,365,373	$3	$4,231,303	$(1,605,902)	$(7,149)	$2,618,255
Issuance of common stock upon exercise of stock options	215,949	—	1,192	—	—	1,192
Forfeiture of common stock related to acquisitions	(243,384)	—	—	—	—	—
Repurchases of Common Stock	(12,437)	—	(109)	—	—	(109)
Vesting of restricted stock units	2,166,715	—	—	—	—	—
Vesting of warrants for common stock	—	—	108,742	—	—	108,742
Stock-based compensation	—	—	141,012	—	—	141,012
Tax withholding on stock-based compensation	—	—	(27,311)	—	—	(27,311)
Foreign currency translation adjustments	—	—	—	—	(21,546)	(21,546)
Unrealized loss on securities available for sale	—	—	—	—	(5,528)	(5,528)
Net Loss	—	—	—	(251,269)	—	(251,269)
Balance as of September 30, 2022	289,492,216	$3	$4,454,829	$(1,857,171)	$(34,223)	$2,563,438

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders' Equity
	Shares	Amount
Balance as of June 30, 2021	269,358,104	$3	$3,467,236	$(898,485)	$6,773	$2,575,527
Issuance of common stock upon exercise of stock options	7,403,503	—	37,470	—	—	37,470
Issuance of common stock in acquisition	183,733	—	10,000	—	—	10,000
Vesting of restricted stock units	772,653	—	—	—	—	—
Repurchases of common stock	(821)	—	(5)	—	—	(5)
Stock-based compensation	—	—	104,879	—	—	104,879
Tax withholding on stock-based compensation	—	—	(39,817)	—	—	(39,817)
Foreign currency translation adjustments	—	—	—	—	(3,802)	(3,802)
Unrealized loss on securities available for sale	—	—	—	—	(279)	(279)
Net Loss	—	—	—	(306,615)	—	(306,615)
Balance as of September 30, 2021	277,717,172	$3	$3,579,763	$(1,205,100)	$2,692	$2,377,358

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(251,269)	$(306,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	64,250	63,647
Amortization of premiums and discounts on loans, net	(34,595)	(35,708)
Gain on sales of loans	(63,595)	(30,979)
Changes in fair value of assets and liabilities	3,906	139,884
Amortization of commercial agreement assets	21,557	18,971
Amortization of debt issuance costs	1,076	5,231
Amortization of discount on securities available for sale	(7,620)	—
Commercial agreement warrant expense	108,743	—
Stock-based compensation	119,808	93,189
Depreciation and amortization	20,882	10,541
Other	2,053	4,002
Change in operating assets and liabilities:
Purchases of loans held for sale	(1,655,213)	(896,786)
Proceeds from the sale of loans held for sale	1,707,838	888,580
Accounts receivable, net	(6,649)	(12,076)
Other assets	(3,000)	78,086
Accounts payable	1,462	368,096
Payable to third-party loan owners	19,428	(11,618)
Accrued interest payable	(1,078)	553
Accrued expenses and other liabilities	3,231	(11,848)
Net Cash Provided by (Used in) Operating Activities	51,215	365,150
Cash Flows from Investing Activities
Purchases and origination of loans held for investment	(2,744,825)	(1,847,458)
Proceeds from the sale of loans held for investment	326,713	195,039
Principal repayments and other loan servicing activity	2,206,725	1,486,099
Acquisition, net of cash and restricted cash acquired	—	(5,999)
Additions to property, equipment and software	(31,151)	(16,347)
Purchases of securities available for sale	(104,629)	(443,560)
Proceeds from maturities and repayments of securities available for sale	464,492	889
Other investing cash inflows (outflows)	(52)	1,827
Net Cash Provided by (Used in) Investing Activities	117,273	(629,510)
Cash Flows from Financing Activities
Proceeds from funding debt	1,193,761	682,106
Payment of debt issuance costs	(7,423)	(6,609)
Principal repayments of funding debt	(1,059,607)	(873,778)
Proceeds from issuance of notes and residual trust certificates by securitization trusts	249,931	499,789
Principal repayments of notes issued by securitization trusts	(150,713)	(55,204)
Proceeds from exercise of common stock options and warrants and contributions to ESPP	1,013	37,470
Repurchases of common stock	(109)	(4)
Payments of tax withholding for stock-based compensation	(27,311)	(39,817)
Net Cash Provided by Financing Activities	199,542	243,953
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,299)	3,588
Net Increase in Cash, Cash Equivalents and Restricted Cash	362,731	(16,819)
Cash, Cash equivalents and Restricted cash, Beginning of period	1,550,807	1,692,632
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,913,538	$1,675,813

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2022	2021
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	1,530,132	1,439,531
Restricted cash	383,406	236,282
Total Cash, Cash Equivalents and Restricted Cash	$1,913,538	$1,675,813

	Three Months Ended September 30,
	2022	2021
Supplemental Disclosures of Cash Flow Information
Cash payments for interest expense	$22,819	$10,195
Cash paid for operating leases	4,167	4,475
Cash paid for income taxes	138	72
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Stock-based compensation included in capitalized internal-use software	21,204	11,690
Issuance of common stock in connection with acquisition	—	10,000
Additions to property and equipment included in accrued expenses	—	56

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

1.   Business Description

Affirm Holdings, Inc. (“Affirm,” the “Company,” “we,” “us,” or “our”), headquartered in San Francisco, California, provides consumers with a simpler, more transparent, and flexible alternative to traditional payment options. Our mission is to deliver honest financial products that improve lives. Through our next-generation commerce platform, agreements with originating banks, and capital markets partners, we enable consumers to confidently pay for a purchase over time, with terms ranging from one to sixty months. When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model, and once approved, the consumer selects their preferred repayment option. Loans are directly originated or funded and issued by our originating bank partners.

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

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), disclosure requirements for interim financial information, and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2022. The balance sheet as of June 30, 2022 has been derived from the audited financial statements at that date. Management believes these interim condensed consolidated financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts in the interim condensed consolidated financial statements and the accompanying notes. Material estimates that are particularly susceptible to significant change relate to determination of variable consideration for revenue, the allowance for credit losses, capitalized internal-use software development costs, valuation allowance for deferred tax assets, loss on loan purchase commitment, the fair value of servicing assets and liabilities, discount on directly originated loans, the fair value of assets acquired and any contingent consideration transferred in business combinations, the evaluation for impairment of intangible assets and goodwill, the fair value of available for sale debt securities including retained interests in our securitization trusts, the fair value of residual certificates issued by our securitization trusts held by third parties, and stock-based compensation, including the fair value of warrants issued to nonemployees. We base our estimates on market-based inputs, historical experience, current events, and other factors we believe to be reasonable under the circumstances. These estimates are subjective in nature and to the extent that there are differences between these estimates and actual results, our financial condition or operating results in future periods may be affected.

These estimates are based on information available as of the date of the interim condensed consolidated financial statements; therefore, actual results could differ materially from those estimates.

Significant Accounting Policies

There were no material changes to our significant accounting policies as disclosed in Note 2. Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC on August 29, 2022.

Recently Adopted Accounting Standards

Financial Instruments - Credit Losses

    In March 2022, the FASB issued ASU 2022-02, “Financial Instruments— Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosure” which addresses areas identified by the FASB as part of its post-implementation review of the current expected credit losses model or “CECL” previously issued in ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326)”. The amendments in this ASU eliminate the accounting guidance for troubled debt restructurings by creditors while enhancing the disclosure requirements for loan refinancing and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases in the vintage disclosures. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted if an entity has adopted ASU 2016-13. Amendments in this ASU should be applied prospectively except for the transition method related to the accounting for troubled debt restructurings in which an entity has the option to apply a modified retrospective transition method resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. We early adopted the new standard effective July 1, 2022 on a prospective basis. The adoption of the guidance did not have a material impact on our interim condensed financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Business Combinations

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires contract assets and contract liabilities, such as deferred revenue, acquired in a business combination to be recognized and measured in accordance with Topic 606 (Revenue from Contracts with Customers). ASU 2021-08 is expected to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The ASU is effective for fiscal years beginning after December 15, 2022 and should be applied prospectively to acquisitions occurring on or after the effective date. Early adoption is permitted, including for interim periods, and is applicable to all business combinations for which the acquisition date occurs within the beginning of the fiscal year of adoption. We are in the process of evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Interbank Offered Rate (“LIBOR”). This ASU is effective for all entities upon issuance as of March 12, 2020 through December 31, 2022. In January 2021, the FASB also issued ASU 2021-01, “Reference Rate Reform (Topic 848),” which provides additional optional expedients and exceptions applicable to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. This ASU is effective for all entities upon issuance as of January 7, 2021 through December 31, 2022 and can be applied prospectively. We have reviewed all our financial agreements that utilize LIBOR as the reference rate and determined there is no impact to our interim condensed consolidated financial statements as of September 30, 2022. Throughout the remaining effective period for ASU 2020-04 and ASU 2021-01, we will continue to evaluate the available relief measures within each of these amendments and will determine any impact on our consolidated financial statements and disclosures, as applicable.

3.   Revenue

The following table presents the company’s revenue disaggregated by revenue source (in thousands):

	Three Months Ended September 30,
	2022	2021
Merchant network revenue	$113,149	$92,244
Virtual card network revenue	26,708	19,395
Interest income	136,802	117,302
Gain on sales of loans	63,595	30,979
Servicing income	21,370	9,465
Total Revenue, net	$361,624	$269,385

Merchant Network Revenue

Merchant partners (or integrated merchants) are generally charged a fee based on gross merchandise volume (GMV) processed through the Affirm platform. The fees vary depending on the individual arrangement between us and each merchant and on the terms of the product offering. The fee is recognized at the point in time the merchant successfully confirms the transaction, which is when the terms of the executed merchant agreement are fulfilled. We may originate certain loans via our wholly-owned subsidiaries, with zero or below market interest rates. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, resulting in a loss, which we record as a reduction to merchant network revenue. In certain cases, the losses incurred on loans originated for a merchant may exceed the total network revenue earned on those loans. To the extent we do not expect to recover the losses in future periods, we record the excess loss amounts as a sales and marketing expense.

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

For both the three months ended September 30, 2022 and 2021, there were no merchants that exceeded 10% of total revenue.

Virtual Card Network Revenue

We have agreements with issuer processors to facilitate transactions through the issuance of virtual debit cards to be used by consumers at checkout. Consumers can apply for a virtual debit card through the Affirm app and, upon approval, receive a single-use virtual debit card to be used for their purchase online or offline at a non-integrated merchant. The virtual debit card is funded at the time a transaction is authorized using cash held by the issuer processor in a reserve fund. Our originating bank partner then originates a loan to the consumer once the transaction is confirmed by the merchant. The non-integrated merchants are charged interchange fees by the issuer processor for virtual debit card transactions, and the issuer processor shares a portion of this revenue with us. We also leverage this issuer processor as a means of integrating certain merchants. Similarly, for these arrangements with integrated merchants, the merchant is charged interchange fees by the issuer processor and the issuer processor shares a portion of this revenue with us.

Interest Income

Interest income consisted of the following components (in thousands):

	Three Months Ended September 30,
	2022	2021
Interest income on unpaid principal balance	$106,138	$82,941
Amortization of discount on loans	38,969	38,445
Amortization of premiums on loans	(4,374)	(2,737)
Interest receivable charged-off, net of recoveries	(3,931)	(1,347)
Total interest income	$136,802	$117,302

We accrue interest income using the effective interest method. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of September 30, 2022 and June 30, 2022, the balance of loans held for investment on non-accrual status was $2.4 million and $1.7 million, respectively.

Gain on Sales of Loans

We sell certain loans we originate or purchase from our originating bank partners directly to third-party investors or to securitizations. We recognize a gain or loss on sale of loans sold to third parties or to unconsolidated securitizations as the difference between the proceeds received and the carrying value of the loan, adjusted for the initial recognition of any assets or liabilities incurred upon sale, which generally include a net servicing asset or liability in connection with our ongoing obligation to continue to service the loans and a recourse liability based on our estimate of future losses in connection with our obligation to repurchase loans that do not meet certain contractual requirements and such information about the loan was unknown at the time of sale.

Servicing Income

Servicing income includes contractual fees specified in our servicing agreements with third-party loan owners and unconsolidated securitizations that are earned from providing professional services to manage loan portfolios on their behalf.

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Unpaid principal balance	$2,706,883	$2,516,733
Accrued interest receivable	23,365	20,697
Premiums on loans held for investment	8,866	8,911
Less: Discount due to loss on loan purchase commitment	(26,682)	(20,692)
Less: Discount due to loss on directly originated loans	(29,641)	(20,443)
Less: Fair value adjustment on loans acquired through business combination	(1,154)	(1,645)
Total loans held for investment	$2,681,637	$2,503,561

Loans held for investment includes loans originated through our originating bank partners and directly originated loans. The majority of the loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $3,491.9 million and $2,244.2 million during the three months ended September 30, 2022 and 2021, respectively.

These loans have a variety of lending terms as well as maturities ranging from one to sixty months. Given that our loan portfolio focuses on one product segment, point-of-sale unsecured installment loans, we generally evaluate the entire portfolio as a single homogeneous loan portfolio and make merchant or program specific adjustments as necessary.

We closely monitor credit quality for our loan receivables to manage and evaluate our related exposure to credit risk. Credit risk management begins with initial underwriting, where loan applications are assessed against the credit underwriting policy and procedures for our directly originated loans and originating bank partner loans, and continues through to full repayment of a loan. To assess a consumer who requests a loan, we use, among other indicators, internally developed risk models using detailed information from external sources, such as credit bureaus where available, and internal historical experience, including the consumer’s prior repayment history on our platform as well as other measures. We combine these factors to establish a proprietary score as a credit quality indicator.

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

The following table presents an analysis of the credit quality, by ITACS score, of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination on loans held for investment and loans held for sale (in thousands) as of September 30, 2022:

	Amortized Costs Basis by Fiscal Year of Origination
	2023	2022	2021	2020	2019	Prior	Total
96+	$900,877	$531,930	$81,877	$24,676	$12	$2	$1,539,374
94-96	357,155	301,358	4,854	548	6	2	663,923
90-94	59,343	100,989	1,545	2	4	—	161,883
<90	21,476	13,270	47	2	—	—	34,795
No score(1)	80,491	147,410	31,816	5,273	372	47	265,409
Total amortized cost basis	$1,419,342	$1,094,957	$120,139	$30,501	$394	$51	$2,665,384

(1)This balance represents loan receivables in new markets without sufficient data currently available for use by the Affirm scoring methodology including loan receivables originated in Canada and Australia.

	Net Charge-offs by Fiscal Year of Origination
	2023	2022	2021	2020	2019	Prior	Total
Current period charge-offs	(251)	(66,889)	(3,709)	(162)	(16)	(9)	(71,036)
Current period recoveries	4	3,590	1,858	650	419	279	6,800
Current period net charge-offs	$(247)	$(63,299)	$(1,851)	$488	$403	$270	$(64,236)

Loan receivables are defined as past due if either the principal or interest have not been received within four calendars days of when they are due in accordance with the agreed upon contractual terms. The following table presents an aging analysis of the amortized cost basis excluding accrued interest receivable of loans held for investment and loans held for sale by delinquency status (in thousands):

	September 30, 2022	June 30, 2022
Non-delinquent loans	$2,473,859	$2,322,919
4 – 29 calendar days past due	89,460	77,963
30 – 59 calendar days past due	42,128	34,669
60 – 89 calendar days past due	31,736	26,919
90 – 119 calendar days past due (1)	28,201	23,064
Total amortized cost basis	$2,665,384	$2,485,534

(1)Includes $29.0 million and $22.7 million of loan receivables as of September 30, 2022 and June 30, 2022, respectively, that are 90 days or more past due, but are not on nonaccrual status.

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

The following table details activity in the allowance for credit losses (in thousands):

	Three Months Ended September 30,
	2022	2021
Balance at beginning of period	$155,392	$117,760
Provision for credit losses	61,869	61,004
Charge-offs	(71,036)	(30,454)
Recoveries of charged-off receivables	6,800	3,711
Balance at end of period	$153,025	$152,021

5. Acquisitions

There were no acquisitions accounted for as business combinations completed in the three months ended September 30, 2022. During the three months ended September 30, 2021, we completed one acquisition accounted for as business combinations, discussed further below.

Acquisitions completed during the three months ended September 30, 2021

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

Other acquisitions

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
The acquisition was accounted for as an asset acquisition in accordance with ASC 805 since the assets acquired do not meet the definition of a business. The acquired identifiable intangible assets have been recorded at a total cost of $25.4 million, which includes approximately $0.4 million of transaction costs associated with the acquisition. The excess of the total cost of the assets over their total fair value was allocated between the assets on the basis of their relative fair values. The fair values of the intangible assets were determined by applying the replacement cost method. The fair value measurements are based on significant unobservable inputs, including management estimates and assumptions, and thus represent Level 3 measurements.

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

6.   Balance Sheet Components

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, affiliate network partners and servicing fees due from third-party loan owners. We evaluate accounts receivable to determine management’s current estimate of expected credit losses based on historical experience and future expectations and record an allowance for credit losses, as applicable. Our allowance for credit losses with respect to accounts receivable was $10.2 million and $13.9 million as of September 30, 2022 and June 30, 2022, respectively.

Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Internally developed software	$248,296	$200,621
Leasehold improvements	16,377	16,169
Computer equipment	11,711	10,751
Furniture and equipment	4,983	4,279
Total Property, equipment and software, at cost	$281,367	$231,820
Less: Accumulated depreciation and amortization	(72,907)	(60,338)
Total Property, equipment and software, net	$208,460	$171,482

Depreciation and amortization expense on property, equipment and software was $13.5 million and $5.1 million for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense on leasehold improvements, furniture and equipment, and computer equipment is allocated between general and administrative, technology and data analytics, sales and marketing, and processing and servicing based on employee headcount in the interim condensed consolidated statements of operations and comprehensive loss. Amortization expense on internally developed software is included as a component of technology and data analytics in the interim condensed consolidated statements of operations and comprehensive loss.

No impairment losses related to property, equipment and software were recorded during the three months ended September 30, 2022 and 2021.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the three months ended September 30, 2022 were as follows (in thousands):

Balance as of June 30, 2022	$539,534
Additions	—
Effect of foreign currency translation	(14,534)
Balance as of September 30, 2022	$525,000

No impairment losses related to goodwill were recorded during the three months ended September 30, 2022 and 2021.

Intangible assets consisted of the following (in thousands):

	September 30, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,835	$(12,082)	$25,753	3.4
Developed technology (1)	39,437	(18,920)	20,517	1.6
Assembled workforce	12,490	(3,761)	8,729	1.1
Trademarks and domains, definite	1,449	(832)	617	2.2
Trademarks and domains, indefinite	2,146	—	2,146	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$93,707	$(35,595)	$58,112

	June 30, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$38,371	$(10,281)	$28,090	3.6
Developed technology (1)	39,782	(15,882)	23,900	1.9
Assembled workforce	12,490	(1,664)	10,826	1.3
Trademarks and domains, definite	1,507	(802)	705	2.4
Trademarks and domains, indefinite	2,146	—	2,146	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$94,646	$(28,629)	$66,017

(1)Excludes an intangible asset in the amount of $12.9 million which represents the right to purchase developed technology in connection with the Fast asset acquisition. Amortization of this asset will begin when the purchase of the developed technology assets is complete and are placed into service. Refer to Note 5. Acquisitions for more information.

Amortization expense for intangible assets was $7.4 million and $5.5 million for the three months ended September 30, 2022 and 2021, respectively. No impairment losses related to intangible assets were recorded during the three months ended September 30, 2022 and 2021.

The expected future amortization expense of these intangible assets as of September 30, 2022 is as follows (in thousands):

2023 (remaining nine months)	$21,978
2024	21,483
2025	7,153
2026	4,987
2027 and thereafter	15
Total amortization expense	$55,616

Commercial Agreement Assets

During the year ended June 30, 2022, we granted warrants in connection with our commercial agreements with certain subsidiaries of Amazon.com, Inc. ("Amazon"). The warrants were granted in exchange for certain performance provisions and the benefit of acquiring new users. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested upon grant. The asset was valued based on the fair value of the warrants and represents the probable future economic benefit to be realized over the approximate 3.2 year remaining initial term of the commercial agreement at the grant date. For the three months ended September 30, 2022, we recognized amortization expense of $10.4 million in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense. Refer to Note 14. Stockholders’ Equity for further discussion of the warrants.

During the year ended June 30, 2021, we recognized an asset in connection with a commercial agreement with Shopify Inc. (“Shopify”), in which we granted warrants in exchange for the opportunity to acquire new merchant partners. This asset represents the probable future economic benefit to be realized over the expected benefit period and is valued based on the fair value of the warrants on the grant date. We recognized an asset of $270.6 million associated with the fair value of the warrants, which were fully vested as of September 30, 2022. The expected benefit period of the asset was initially estimated to be four years, and the remaining useful life of the asset is reevaluated each reporting period. During fiscal year 2022, the remaining expected benefit period was extended by two years upon the execution of an amendment to the commercial agreement with Shopify which extended the term of the agreement. During the three months ended September 30, 2022 and 2021, we recorded amortization expense related to the commercial agreement asset of $9.0 million and $17.0 million, respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

During the year ended June 30, 2021, we recognized an asset in connection with a commercial agreement with an enterprise partner, in which we granted stock appreciation rights in exchange for the benefit of acquiring access to the partner's consumers. This asset represents the probable future economic benefit to be realized over the three-year expected benefit period and is valued based on the fair value of the stock appreciation rights on the grant date. We initially recognized an asset of $25.9 million associated with the fair value of the stock appreciation rights. During the three months ended September 30, 2022 and 2021, we recorded amortization expense related to the asset of $2.1 million and $1.9 million, respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

Other Assets

    Other assets consisted of the following (in thousands):

	September 30, 2022	June 30, 2022
Derivative instruments	$70,769	$49,983
Operating lease right-of-use assets	47,783	50,671
Equity securities, at cost	43,172	43,172
Prepaid expenses	31,750	37,497
Processing reserves	31,632	26,483
Prepaid payroll taxes for stock-based compensation	15,083	35,172
Other receivables	17,552	17,221
Other assets	26,873	21,368
Total other assets	$284,614	$281,567

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands)

	September 30, 2022	June 30, 2022
Collateral held for derivative instruments	$68,960	$55,779
Accrued expenses	62,569	67,343
Operating lease liability	62,260	65,713
Contingent consideration liability	24,269	23,348
Other liabilities	31,754	25,415
Total accrued expenses and other liabilities	$249,812	$237,598

7. Leases

We lease facilities under operating leases with various expiration dates through 2030. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from 180 days to one year. As of September 30, 2022, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to eight years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. The cash collateral and deposits for the letters of credit have been recognized as restricted cash in the interim condensed consolidated balance sheets and totaled $9.7 million as of both September 30, 2022 and June 30, 2022.

There was no impairment expense incurred related to leases during the three months ended September 30, 2022 and 2021.

The components of operating lease expenses are as follows (in thousands):

	Three Months Ended September 30,
	2022	2021
Operating lease expense	$3,800	$3,800

We have subleased a portion of our leased facilities. Sublease income totaled $0.9 million and $0.6 million during the three months ended September 30, 2022 and 2021, respectively.

Lease term and discount rate information are summarized as follows:

September 30, 2022
Weighted average remaining lease term (in years)	4.7
Weighted average discount rate	4.7%

Maturities of lease liabilities as of September 30, 2022 are as follows (in thousands) for the years ended:

2023 (remaining nine months)	$12,243
2024	16,304
2025	16,119
2026	15,270
2027 and thereafter	10,368
Total lease payments	70,304
Less imputed interest	(8,044)
Present value of lease liabilities	$62,260

8.   Commitments and Contingencies

Repurchase Obligation

Under the normal terms of our whole loans sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representation and warranties is identified. Generally, a breach in representation and warranties would occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. This amount was not material as of September 30, 2022.

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

Toole v. Affirm Holdings, Inc.

On February 28, 2022, plaintiff Jeffrey Toole filed a putative class action against Affirm and Max Levchin in the U.S. District Court for the Northern District of California (the “Toole action”). The Toole action alleged that Affirm violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder by issuing and then subsequently deleting a tweet from its official Twitter account on February 10, 2022, which omitted full details of Affirm’s second quarter fiscal 2022 financial results. Plaintiff sought class certification, unspecified compensatory and punitive damages, and costs and expenses. On September 28, 2022, the Court granted Affirm’s motion to dismiss for failure to state a claim with leave to amend within 21 days. No amended complaint was filed by the deadline. On October 20, 2022, the Court dismissed the putative class action and entered judgment in Affirm's favor.

Vallieres v Levchin, et al.

On April 25, 2022, plaintiff Michael Vallieres filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of California (the "Vallieres action") against Affirm, as a nominal defendant, and certain of Affirm’s current officers and directors as defendants based on allegations substantially similar to those in the Toole action. The Vallieres complaint purports to assert claims on Affirm's behalf for breach of fiduciary duty, gross mismanagement, abuse of control, unjust enrichment, and contribution under the federal securities laws, and seeks corporate reforms, unspecified damages and restitution, and fees and costs. On June 10, 2022, the Court stayed this derivative action pending final disposition of the Toole action and any appeals relating thereto.

Williams v. Levchin, et al.

On September 16, 2022, plaintiff Ron Williams filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of California (the "Williams action") against Affirm, as a nominal defendant, and certain of Affirm’s current and former officers and directors as defendants based on allegations substantially similar to those in the Vallieres action. The Williams complaint purports to assert six causes of action on Affirm's behalf—violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The plaintiff in the Williams action also alleges a cause of action against defendant Levchin for contribution under 10(b) and 21D of the Exchange Act. The Williams complaint seeks corporate reforms, unspecified damages and restitution, and fees and costs. On October 18, 2022, the Court ordered that the Vallieres and Williams actions be deemed related and stayed the Williams action pending the final disposition of the Toole action and any appeals related thereto.

We have determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to the our legal proceedings, including the matters described above, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Amounts accrued as of September 30, 2022 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.

9.   Transactions with Related Parties

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). Some of our directors, principal officers, and their immediate families have received loans facilitated by us, in accordance with our regular consumer loan offerings. As of September 30, 2022, the outstanding balance and interest earned on such accounts is immaterial.

10.   Debt

Debt encompasses funding debt, convertible senior notes and our revolving credit facility.

Funding Debt

Funding debt and its aggregate future maturities consists of the following (in thousands):

	September 30, 2022	June 30, 2022
2023	$170,991	$158,547
2024	342,631	421,484
2025	46,579	—
2026	164,145	—
2027	29,853	34,428
2028 and thereafter	50,544	68,936
Total	$804,743	$683,395
Deferred debt issuance costs	(12,106)	(10,818)
Total funding debt, net of deferred debt issuance costs	$792,637	$672,577

Warehouse Credit Facilities

Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. Each trust entered into a credit agreement and security agreement with a third-party as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are referred to as funding debt and proceeds from the borrowings can only be used for the purposes of facilitating loan funding and origination, with advance rates ranging from 82% to 88% of the total collateralized balance. These trusts are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm. These revolving facilities mature between fiscal years 2023 and 2029, and subject to covenant compliance, generally permit borrowings up to 12 months prior to the final maturity date of each respective facility. As of September 30, 2022, the aggregate commitment amount of these facilities was $3,415.9 million on a revolving basis, of which $770.7 million was drawn, with $2,645.2 million remaining available. Some of the loans originated by us or purchased from the originating bank partners are pledged as collateral for borrowings in our facilities. The unpaid principal balance of these loans totaled $897.9 million and $759.7 million as of September 30, 2022 and June 30, 2022, respectively.

We accrue monthly interest expense on each warehouse based on the contractual terms set forth in the applicable credit agreement. Interest expense also includes capitalized transaction fees which are amortized on a straight-line basis over the term of the warehouse agreement. The contractual interest rate varies across each warehouse facility and is either based on a benchmark interest rate (such as LIBOR, SOFR, Canadian Prime Rate, CDOR, or the Government of Canada Central Bank Rate), or an alternative commercial paper rate (which is the per annum rate equivalent to the weighted-average of the per annum rates at which all commercial paper notes were issued by certain lenders to fund advances or maintain loans), plus a spread ranging from 1.25% to 4.25%. In addition, these agreements require payment of a monthly unused commitment fee ranging from 0.00% to 0.75% per annum on the undrawn portion available.

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of September 30, 2022, we were in compliance with all applicable covenants in the agreements.

Repurchase Agreements

We entered into certain sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. The repurchase agreements each have an initial term of three months and subject to mutual agreement by Affirm and the counterparty, we may enter into a repurchase date extension for an additional three month term at market interest rates on such extension date. As of September 30, 2022, the interest rates were 4.06% on the senior pledged securities and 5.71% on the residual certificate pledged securities. We had $34.0 million and $27.0 million in debt outstanding under our repurchase agreements disclosed within funding debt on the interim condensed consolidated balance sheets as of September 30, 2022 and June 30, 2022, respectively. The debt will be amortized through regular principal and interest payments on the pledged securities. The outstanding debt relates to $41.5 million and $32.4 million in pledged securities disclosed within securities available for sale at fair value on the interim condensed consolidated balance sheets as of September 30, 2022 and June 30, 2022, respectively.

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
The convertible senior notes outstanding as of September 30, 2022 consisted of the following (in thousands):

	Principal Amount	Unamortized Discount and Issuance Cost	Net Carrying Amount
Convertible Senior Notes	$1,725,000	$(17,276)	$1,707,724

The 2026 Notes do not bear interest. In the three months ended September 30, 2022, we recognized $1.1 million of interest expense related to the amortization of debt discount and issuance costs in the interim condensed consolidated statement of operations and comprehensive loss within other (expense) income, net. As of September 30, 2022, the remaining life of the 2026 Notes is approximately 50 months.

Revolving Credit Facility

On February 4, 2022, we entered into a revolving credit agreement with a syndicate of commercial banks for a $165.0 million unsecured revolving credit facility. On May 16, 2022, we increased unsecured revolving commitments under the facility to $205.0 million. This facility bears interest at a rate equal to, at our option, either (a) a Secured Overnight Financing Rate (“SOFR”) rate determined by reference to the forward-looking term SOFR rate for the interest period, plus an applicable margin of 1.85% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the U.S. prime rate and (iii) the one-month forward-looking term SOFR rate plus 1.0% per annum, in each case, plus an applicable margin of 0.85% per annum. The revolving credit agreement has a final maturity date of February 4, 2025. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.20% per annum on the undrawn balance available. There are no borrowings outstanding under the facility as of September 30, 2022.

11.   Securitization and Variable Interest Entities

Consolidated VIEs

Warehouse Credit Facilities

We established certain entities, deemed to be VIEs, to enter into warehouse credit facilities for the purpose of purchasing loans from our originating bank partners and funding directly originated loans. Refer to Note 10. Debt for additional information. The creditors of the VIEs have no recourse to the general credit of Affirm and the liabilities of the VIEs can only be settled by the respective VIEs’assets; however, as the servicer of the loans pledged to our warehouse funding facilities, we have the power to direct the activities that most significantly impact the VIEs' economic performance. In addition, we retain significant economic exposure to the pledged loans and therefore, we are the primary beneficiary.

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

For each securitization, the residual certificates represent the right to receive excess cash on the loans each collection period after all fees and required distributions have been made to the note holders on the related payment date. For the majority of consolidated securitization VIEs, we retain 100% of the residual trust certificates issued by the securitization trust. Any portion of the residual trust certificates sold to third-party investors are measured at fair value, using a discounted cash flow model, and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets. In addition to the retained residual certificates, our continued involvement includes loan servicing responsibilities over the life of the underlying loans.

We defer and amortize debt issuance costs for consolidated securitization trusts on a straight-line basis over the expected life of the notes.

The following tables present the aggregate carrying value of financial assets and liabilities within consolidated VIEs (in thousands):

	September 30, 2022
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$677,525	$642,229	$35,296
Securitizations	1,765,300	1,722,579	42,721
Total consolidated VIEs	$2,442,825	$2,364,808	$78,017

	June 30, 2022
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$563,207	$534,422	$28,785
Securitizations	1,679,062	1,632,107	46,955
Total consolidated VIEs	$2,242,269	$2,166,529	$75,740

Unconsolidated VIEs

Our transactions with unconsolidated VIEs include securitization trusts where we did not retain significant economic exposure through our variable interests and therefore we determined that we are not the primary beneficiary as of September 30, 2022.

The following information pertains to unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary (in thousands):

	September 30, 2022
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$820,361	$797,639	$22,722	$41,344
Total unconsolidated VIEs	$820,361	$797,639	$22,722	$41,344

	June 30, 2022
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$996,242	$965,909	$30,333	$51,248
Total unconsolidated VIEs	$996,242	$965,909	$30,333	$51,248

Maximum exposure to losses represents our exposure through our continuing involvement as servicer and through our retained interests. For unconsolidated VIEs, this includes $41.5 million in retained notes and residual certificates disclosed within securities available for sale at fair value in our interim condensed consolidated balance sheets and $0.2 million related to our servicing liabilities disclosed within other assets in our interim condensed consolidated balance sheets as of September 30, 2022.

Additionally, we may experience a loss due to future repurchase obligations resulting from breaches in representations and warranties in our securitization and third-party sale agreements. This amount was not material as of September 30, 2022.

Retained Beneficial Interests in Unconsolidated VIEs

The investors of the securitizations have no direct recourse to the assets of Affirm, and the timing and amount of beneficial interest payments is dependent on the performance of the underlying loan assets held within each trust. We have classified our retained beneficial interests in unconsolidated securitization trusts as “available for sale” and as such they are disclosed at fair value in our interim condensed consolidated balance sheets.

See Note 12. Investments and Note 13. Fair Value of Financial Assets and Liabilities for additional information on the fair value sensitivity of the notes receivable and residual certificates. Additionally, as of September 30, 2022, we have pledged each of our retained beneficial interests as collateral in a sale and repurchase agreement as described in Note 10. Debt.

12.   Investments

Marketable Securities

Marketable securities include certain investments classified as cash and cash equivalents and securities available for sale, at fair value, and consist of the following as of each date presented within the interim condensed consolidated balance sheets (in thousands):

	September 30, 2022	June 30, 2022
Cash and cash equivalents:
Money market funds	$306,461	$162,483
Certificates of deposit	17,495	16,026
Commercial paper	111,048	229,272
Government bonds
US	287,379	58,541
Securities available for sale:
Certificates of deposit	291,679	300,390
Corporate bonds	326,860	368,671
Commercial paper	307,560	478,294
Government bonds
Non-US	11,932	17,955
US	257,757	378,386
Securitization notes receivable and certificates (1)	41,503	51,678
Total marketable securities:	$1,959,674	$2,061,696

(1)These securities have been pledged as collateral in connection with sale and repurchase agreements as discussed within Note 10. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of September 30, 2022 and June 30, 2022 were as follows (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit (1)	$310,352	$64	$(1,242)	$—	$309,174
Corporate bonds (1)	332,992	17	(6,149)	—	326,860
Commercial paper (1)	419,587	26	(1,005)	—	418,608
Government bonds
Non-US	12,226	—	(294)	—	11,932
US (1)	548,975	41	(3,880)	—	545,136
Securitization notes receivable and certificates (2)	42,860	—	(1,128)	(229)	41,503
Total securities available for sale	$1,666,992	$148	$(13,698)	$(229)	$1,653,213

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit (1)	$317,331	$6	$(921)	$—	$316,416
Corporate bonds (1)	371,907	7	(3,243)	—	368,671
Commercial paper (1)	708,694	16	(1,145)	—	707,565
Government bonds
Non-US	18,196	—	(241)	—	17,955
US (1)	438,947	—	(2,020)	—	436,927
Securitization notes receivable and certificates (2)	52,180	178	(659)	(21)	51,678
Total securities available for sale	$1,907,255	$207	$(8,229)	$(21)	$1,899,212

(1)Certificates of deposit, corporate bonds, US government bonds, and commercial paper include $415.9 million and $303.8 million as of September 30, 2022 and June 30, 2022, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)These securities have been pledged as collateral in connection with sale and repurchase agreements as discussed within Note 10. Debt

As of September 30, 2022 and June 30, 2022, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of September 30, 2022 and June 30, 2022, are as follows (in thousands):

	September 30, 2022
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$221,231	$(1,242)	$—	$—	$221,231	$(1,242)
Corporate bonds	291,843	(5,445)	25,960	(704)	317,803	(6,149)
Commercial paper	340,812	(1,005)	—	—	340,812	(1,005)
Government bonds
Non-US	2,081	(50)	9,851	(244)	11,932	(294)
US	234,060	(3,609)	23,696	(271)	257,756	(3,880)
Total securities available for sale (1)	$1,090,027	$(11,351)	$59,507	$(1,219)	$1,149,534	$(12,570)

	June 30, 2022
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$290,169	$(921)	$—	$—	$290,169	$(921)
Corporate bonds	351,088	(3,243)	—	—	351,088	(3,243)
Commercial paper	679,272	(1,145)	—	—	679,272	(1,145)
Government bonds
Non-US	17,955	(241)	—	—	17,955	(241)
US	431,903	(2,020)	—	—	431,903	(2,020)
Securitization notes receivable and certificates	722	(45)	—	—	722	(45)
Total securities available for sale (1)	$1,771,109	$(7,615)	$—	$—	$1,771,109	$(7,615)

(1)The number of positions with unrealized losses totaled 193 and 270 as of September 30, 2022 and June 30, 2022, respectively.

The length of time to contractual maturities of securities available for sale as of September 30, 2022 and June 30, 2022 were as follows (in thousands):

	September 30, 2022
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit (2)	$310,352	$309,174	$—	$—	$310,352	$309,174
Corporate bonds (2)	169,925	167,849	163,067	159,011	332,992	326,860
Commercial paper (2)	419,587	418,608	—	—	419,587	418,608
Government bonds
Non-US	5,909	5,841	6,317	6,091	12,226	11,932
US (2)	474,196	472,365	74,779	72,771	548,975	545,136
Securitization notes receivable and certificates (1)	—	—	42,860	41,503	42,860	41,503
Total securities available for sale	$1,379,969	$1,373,837	$287,023	$279,376	$1,666,992	$1,653,213

	June 30, 2022
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit (2)	$317,331	$316,416	$—	$—	$317,331	$316,416
Corporate bonds (2)	206,208	204,614	165,699	164,057	371,907	368,671
Commercial paper (2)	708,694	707,565	—	—	708,694	707,565
Government bonds
Non-US	11,895	11,813	6,301	6,142	18,196	17,955
US (2)	360,757	359,242	78,190	77,685	438,947	436,927
Securitization notes receivable and certificates (1)	—	—	52,180	51,678	52,180	51,678
Total securities available for sale	$1,604,885	$1,599,650	$302,370	$299,562	$1,907,255	$1,899,212

(1)Based on weighted average life of expected cash flows as of September 30, 2022 and June 30, 2022, respectively.
(2)Certificates of deposit, corporate bonds, US government bonds, and commercial paper include $415.9 million and $303.8 million as of September 30, 2022 and June 30, 2022, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.

Gross proceeds from matured or redeemed securities were $1,681.1 million and $50.7 million for the three months ended September 30, 2022 and 2021, respectively.

For available for sale securities realized gains and losses from portfolio sales were not material for the three months ended September 30, 2022 and there were no portfolio sales or associated realized gains or losses for the three months ended September 30, 2021.

Non-marketable Equity Securities

Equity investments without a readily determinable fair value held at cost were $43.2 million as of September 30, 2022 and June 30, 2022 and are included in other assets within the interim condensed consolidated balance sheets.

There have been no unrealized or realized gains and losses due to observable changes in orderly transactions and we did not record any impairment for the three months ended September 30, 2022 or for the three months ended September 30, 2021.

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

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and June 30, 2022 (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$306,461	$—	$—	$306,461
Certificates of deposit	—	17,495	—	17,495
Commercial paper	—	111,048	—	111,048
Government bonds - U.S.	—	287,379	—	287,379
Securities available for sale:
Certificate of deposit	—	291,679	—	291,679
Corporate bonds	—	326,860	—	326,860
Commercial paper	—	307,560	—	307,560
Government bonds:
Non-U.S.	—	11,932	—	11,932
U.S.	—	257,757	—	257,757
Securitization notes receivable and residual trust certificates	—	—	41,503	41,503
Servicing assets	—	—	1,142	1,142
Derivative instruments	—	70,769	—	70,769
Total assets	$306,461	$1,682,479	$42,645	$2,031,585
Liabilities:
Servicing liabilities	$—	$—	$3,152	$3,152
Performance fee liability	—	—	1,763	1,763
Residual trust certificates, held by third-parties	—	—	308	308
Contingent consideration	—	—	24,269	24,269
Profit share liability	—	—	1,876	1,876
Total liabilities	$—	$—	$31,368	$31,368

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$162,483	$—	$—	$162,483
Certificates of deposit	—	16,026	—	16,026
Commercial paper	—	229,272	—	229,272
Government bonds - U.S.	—	58,541	—	58,541
Securities available for sale:
Certificate of deposit	—	300,390	—	300,390
Corporate bonds	—	368,671	—	368,671
Commercial paper	—	478,293	—	478,293
Government bonds:
Non-U.S.	—	17,955	—	17,955
U.S.	—	378,386	—	378,386
Securitization notes receivable and residual trust certificates	—	—	51,678	51,678
Servicing assets	—	—	1,192	1,192
Derivative instruments	—	49,983	—	49,983
Total assets	$162,483	$1,897,517	$52,870	$2,112,870
Liabilities:
Servicing liabilities	$—	$—	$2,673	$2,673
Performance fee liability	—	—	1,710	1,710
Residual trust certificates, held by third-parties	—	—	377	377
Contingent consideration	—	—	23,348	23,348
Profit share liability	—	—	1,987	1,987
Total liabilities	$—	$—	$30,095	$30,095

There were no transfers between levels during the periods ended September 30, 2022 and June 30, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Securities Available for Sale

As of September 30, 2022, we held marketable securities classified as available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Derivative Instruments

Our primary objective in holding derivatives is to reduce the volatility in cash flows associated with our funding activities, arising from changes in interest rates. We do not employ derivatives for trading or speculative purposes.

As of September 30, 2022, we used a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risk associated with variable interest rates. Neither the interest rate caps or the interest rate swaps have been designated as hedging instruments.

As of September 30, 2022 and June 30, 2022, the interest rate caps and interest rate swaps are in a net asset position, and classified as Level 2 within the fair value hierarchy, based on prices quoted for similar financial instruments in markets that are not active. The fair values are presented gross within other assets and offsetting collateral received by the counterparty is presented as a liability within accrued expenses and other liabilities on the interim condensed consolidated balance sheets. Any changes in the fair value of these financial instruments are reflected in other (expense) income, net, on the interim condensed consolidated statements of operations and comprehensive loss.

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

Servicing Assets and Liabilities

We sold loans with an unpaid balance of $2.0 billion and $1.1 billion for the three months ended September 30, 2022 and 2021, respectively, for which we retained servicing rights.

As of September 30, 2022 and June 30, 2022, we serviced loans which we sold with a remaining unpaid principal balance of $4.5 billion for both periods.

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

We earned $21.4 million and $9.5 million of servicing income for the three months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and June 30, 2022, the aggregate fair value of the servicing assets was measured at $1.1 million and $1.2 million, respectively, and presented within other assets on the interim condensed consolidated balance sheets. As of September 30, 2022 and June 30, 2022, the aggregate fair value of the servicing liabilities was measured at $3.2 million and $2.7 million, respectively, and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Three Months Ended September 30,
	2022	2021
Fair value at beginning of period	$1,192	$2,349
Initial transfers of financial assets	29	469
Subsequent changes in fair value	(79)	(531)
Fair value at end of period	$1,142	$2,287

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Three Months Ended September 30,
	2022	2021
Fair value at beginning of period	$2,673	$3,961
Initial transfers of financial assets	1,988	1,975
Subsequent changes in fair value	(1,509)	(2,326)
Fair value at end of period	$3,152	$3,610

The following tables presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of September 30, 2022 and June 30, 2022:

		September 30, 2022
	Unobservable Input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.75%	3.00%	1.06%
	Gross default rate (2)	1.33%	54.22%	1.57%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.75%	3.00%	2.22%
	Gross default rate (2)	10.00%	31.48%	14.55%

		June 30, 2022
	Unobservable Input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation(1)	0.78%	1.85%	1.10%
	Gross default rate (2)	0.59%	50.59%	1.59%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation(1)	2.13%	2.34%	2.21%
	Gross default rate (2)	9.03%	24.44%	13.81%

(1)Annualized estimated cost of servicing a loan as a percentage of unpaid principal balance
(2)Annualized estimated gross charge-offs as a percentage of unpaid principal balance

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	September 30, 2022	June 30, 2022
Servicing assets
Gross default rate assumption:
Gross default rate increase of 25%	$—	$11
Gross default rate increase of 50%	$(1)	$22
Adequate compensation assumption:
Adequate compensation increase of 25%	$(2,625)	$(3,513)
Adequate compensation increase of 50%	$(5,249)	$(7,026)
Discount rate assumption:
Discount rate increase of 25%	$(47)	$(57)
Discount rate increase of 50%	$(90)	$(109)
Servicing liabilities
Gross default rate assumption:
Gross default rate increase of 25%	$(30)	$(10)
Gross default rate increase of 50%	$(52)	$(21)
Adequate compensation assumption:
Adequate compensation increase of 25%	$7,058	$6,139
Adequate compensation increase of 50%	$14,115	$12,278
Discount rate assumption:
Discount rate increase of 25%	$(60)	$(50)
Discount rate increase of 50%	$(117)	$(98)

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

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Three Months Ended September 30,
	2022	2021
Fair value at beginning of period	$1,710	$1,290
Purchases of loans	479	330
Subsequent changes in fair value	(426)	(285)
Fair value at end of period	$1,763	$1,335

Significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability are the discount rate, refund rate, and default rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of September 30, 2022 and June 30, 2022:

	September 30, 2022
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.79%	3.27%	1.94%

	June 30, 2022
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.78%	3.10%	2.42%

Residual Trust Certificates Held by Third-Parties in Consolidated VIEs

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

The following table summarizes the activity related to the fair value of the residual trust certificates held by third-parties (in thousands):

	Three Months Ended September 30,
	2022	2021
Fair value at beginning of period	$377	$914
Repayments	(99)	(255)
Subsequent changes in fair value	30	86
Fair value at end of period	$308	$745

Significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties as of September 30, 2022 and June 30, 2022:

	September 30, 2022
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	15.00%	10.00%
Loss rate	0.75%	1.13%	0.75%
Prepayment rate	4.00%	8.00%	8.00%

	June 30, 2022
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Loss rate	0.75%	0.75%	0.75%
Prepayment rate	8.00%	8.00%	8.00%

Retained Beneficial Interests in Unconsolidated VIEs

As of September 30, 2022, the Company held notes receivable and residual trust certificates with an aggregate fair value of $41.5 million in connection with unconsolidated securitizations. The balances correspond to the 5% economic risk retention the Company is required to maintain as the securitization sponsor.

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

The following table summarizes the activity related to the fair value of the residual trust certificates (in thousands):

	Three Months Ended September 30,
	2022	2021
Fair value at beginning of period	$51,678	$16,170
Cash received (due to payments or sales)	(9,772)	(2,304)
Change in unrealized gain (loss)	(648)	(111)
Accrued interest	453	(14)
Reversal of (impairment on) securities available for sale	(208)	3
Fair value at end of period	$41,503	$13,744

Significant unobservable inputs used for our Level 3 fair value measurement of the notes and residual trust certificates are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates as of September 30, 2022 and June 30, 2022:

	September 30, 2022
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	5.31%	26.38%	6.64%
Loss rate	0.83%	6.31%	2.04%
Prepayment rate	5.25%	35.00%	18.53%

	June 30, 2022
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	3.68%	22.50%	5.37%
Loss rate	0.61%	10.95%	2.65%
Prepayment rate	5.25%	35.00%	18.48%

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the securitization residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

	September 30, 2022	June 30, 2022
Discount rate assumption:
Discount rate increase of 25%	$(527)	$(1,410)
Discount rate increase of 50%	$(1,036)	$(2,295)
Loss rate assumption:
Loss rate increase of 25%	$(314)	$(729)
Loss rate increase of 50%	$(539)	$(964)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$(43)	$(545)
Prepayment rate decrease of 50%	$(87)	$(519)

Contingent Consideration

Our acquisition of PayBright, Inc. (“PayBright”) on January 1, 2021 included consideration transferred and 2,587,362 shares of our common stock held in escrow, contingent upon the achievement of future milestones. At the acquisition date, we classified the contingent consideration as a liability and estimated its fair value using a Monte Carlo simulation utilizing assumptions of simulated revenue, equity volatility, and a discount rate. The liability is remeasured to its fair value at each reporting date, utilizing a Monte Carlo simulation for periods in which actual revenues are unknown, until the contingency is resolved. During the year ended June 30, 2022, one of these milestones was achieved and 1,293,681 shares of our Class A common stock were released from escrow, resulting in a reduction to the contingent liability. During the three months ended September 30, 2022, an additional milestone was achieved and the fair value was estimated based on the shares expected to be released from escrow multiplied by the estimated share price. The fair value estimate represents a Level 3 measurement, as the revenue milestone represents a significant unobservable input. The change in fair value of the contingent consideration at each reporting date is recognized as a component of other (expense) income, net in the interim condensed consolidated statements of operations and comprehensive loss for the respective period.

The following table summarizes the activity related to the fair value of the PayBright contingent consideration (in thousands):

	Three Months Ended September 30,
	2022	2021
Fair value at beginning of period	$23,348	$153,447
Subsequent changes in fair value	2,760	141,592
Effect of foreign currency translation	(1,839)	(4,320)
Fair value at end of period	$24,269	$290,719

Profit Share Liability

On January 1, 2021, we entered into a commercial agreement with an enterprise partner, in which we are obligated to share in the profitability of transactions facilitated by our platform. Upon capture of a loan under this program, we record a liability associated with the estimated future profit to be shared over the life of the loan based on estimated program profitability levels. This liability is measured using a discounted cash flow model and recorded at fair value and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets.

The following table summarizes the activity related to the fair value of the profit share liability (in thousands):

	Three Months Ended September 30,
	2022	2021
Fair value at beginning of period	$1,987	$2,464
Facilitation of loans	1,133	1,040
Actual performance	(2,876)	—
Subsequent changes in fair value	1,632	(2,104)
Fair value at end of period	$1,876	$1,400

Significant unobservable inputs used for our Level 3 fair value measurement of the profit share liability are the discount rate and estimated program profitability. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of September 30, 2022 and June 30, 2022:

Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	30.00%	30.00%	30.00%
Program profitability	1.25%	3.54%	1.28%

Financial Assets and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial assets and liabilities not recorded at fair value as of September 30, 2022 and June 30, 2022 (in thousands):

	September 30, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	$7,112	$—	$7,112	$—	$7,112
Loans held for investment, net	2,528,612	—	—	2,529,253	2,529,253
Other assets	12,867	—	12,867	—	12,867
Total assets	$2,548,591	$—	$19,979	$2,529,253	$2,549,232
Liabilities:
Convertible senior notes, net (1)	$1,707,724	$—	$1,061,540	$—	$1,061,540
Notes issued by securitization trusts	1,720,812	—	—	1,429,045	1,429,045
Funding debt (2)	804,743	—	—	804,830	804,830
Total liabilities	$4,233,279	$—	$1,061,540	$2,233,875	$3,295,415

	June 30, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	$2,670	$—	$2,670	$—	$2,670
Loans held for investment, net	2,348,169	—	—	2,412,871	2,412,871
Other assets	12,661	—	12,661	—	12,661
Total assets	$2,363,500	$—	$15,331	$2,412,871	$2,428,202
Liabilities:
Convertible senior notes, net (1)	$1,706,668	$—	$984,285	$—	$984,285
Notes issued by securitization trusts	1,627,580	—	—	1,529,401	1,529,401
Funding debt (2)	683,395	—	—	683,388	683,388
Total liabilities	$4,017,643	$—	$984,285	$2,212,789	$3,197,074

(1)The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.
(2)As of September 30, 2022 and June 30, 2022, debt issuance costs in the amount of $12.1 million and $10.8 million, respectively, was included within funding debt.

14.   Stockholders’ Equity

Common Stock

The Company had shares of common stock reserved for issuance as follows:

	September 30, 2022	June 30, 2022
Available outstanding under stock option plan	56,092,119	53,158,233
Available for future grant under stock option plan	40,241,788	31,156,746
Total	96,333,907	84,314,979

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

In November 2021, we granted warrants to purchase 22,000,000 shares of common stock in connection with our commercial agreements with Amazon. 7,000,000 of the warrant shares have an exercise price of $0.01 per share and a term of 3.5 years, while the remaining 15,000,000 warrant shares have an exercise price of $100 per share and a term of 7.5 years. We valued the warrants at the grant date using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero; years to maturity of 3.5 and 7.5 years, respectively; volatility of 45%; and a risk-free rate of 0.93% and 1.47%, respectively. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested at the grant date. Refer to Note 6. Balance Sheet Components for more information on the asset and related amortization during the period. The remaining grant-date fair value of the warrants will be recognized within our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions. In connection with the warrants, a total of $119.1 million was recognized within sales and marketing expense during the three months ended September 30, 2022, which included $10.4 million in amortization expense of the commercial agreement asset and $108.7 million in expense based upon the grant-date fair value of the warrant shares that vested during the period.

15.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and restricted stock units (“RSUs”) to employees, officers, directors, and consultants. As of September 30, 2022, the maximum number of shares of common stock which may be issued under the Plan is 146,209,197 Class A shares. As of September 30, 2022 and June 30, 2022, there were 40,241,788 and 31,156,746 shares of Class A common stock, respectively, available for future grants under the Plan.

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

The following table summarizes our stock option activity for the three months ended September 30, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2022	19,310,706	$15.22	6.94
Granted	1,337,030	21.26
Exercised	(235,784)	4.79
Forfeited, expired or cancelled	(176,912)	25.63
Balance as of September 30, 2022	20,235,040	15.66	6.89
Vested and exercisable, September 30, 2022	12,696,602	$8.38	5.87	$152,400
Vested and exercisable, and expected to vest thereafter(1) September 30, 2022	19,870,531	$15.11	6.86	$170,610

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

The weighted-average grant date fair value of options granted during the three months ended September 30, 2022 was $11.59. As of September 30, 2022, unrecognized compensation expense related to unvested stock options was approximately $70.0 million, which is expected to be recognized over a remaining weighted-average period of 2.2 years.

When an employee exercises stock options, we collect and remit taxes on the employee’s behalf to applicable taxing authorities. As of September 30, 2022 and June 30, 2022, the balance of equity exercise taxes payable was $12.7 million and $10.9 million, respectively, which is included in accounts payable on the interim condensed consolidated balance sheets.

Stock Options with Early Exercise Rights

In accordance with the Plan, for certain stock options issued prior to the IPO, we allow for early exercise of the options while retaining the right to repurchase any unvested options upon termination of employment at the original exercise price. The proceeds received from early exercise of stock options have been recorded within accrued expenses and other liabilities on the interim condensed consolidated balance sheets. As of September 30, 2022 and June 30, 2022, the early exercise liability totaled $0.1 million and $0.3 million, respectively.

Value Creation Award

In November 2020, in connection with an overall review of the compensation of Max Levchin, our Chief Executive Officer, in advance of the IPO, and taking into account Mr. Levchin’s leadership since the inception of the Company, the comparatively modest level of cash compensation he had received from the Company during his many years of service, and that he did not hold any unvested equity awards, the Company's Board of Directors approved a long-term, multi-year performance-based stock option grant providing Mr. Levchin with the opportunity to earn the right to purchase up to 12,500,000 shares of the Company's Class A common stock (the “Value Creation

Award”). We recognize stock-based compensation on these awards based on the grant date fair value using an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. During the three months ended September 30, 2022 and 2021, we incurred stock-based compensation expense of $27.5 million and $42.3 million, respectively, associated with the Value Creation Award as a component of general and administrative expense within the interim condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2022, unrecognized compensation expense related to the Value Creation Award was approximately $180.0 million, which is expected to be recognized over a remaining weighted-average period of 3.3 years.

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

The following table summarizes our RSU activity during the three months ended September 30, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of June 30, 2022	21,387,592	$38.41
Granted	6,494,711	33.70
Vested	(3,430,973)	35.72
Forfeited, expired or cancelled	(1,110,205)	41.35
Non-vested as of September 30, 2022	23,341,125	$37.36

As of September 30, 2022, unrecognized compensation expense related to unvested RSUs was approximately $763.4 million, which is expected to be recognized over a remaining weighted-average period of 2.1 years.

2020 Employee Stock Purchase Plan

On November 18, 2020, our Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum effort towards the success of the Company and that of its affiliates. A total of 11.8 million shares of Class A common stock are reserved and available for issuance under the ESPP and 149,137 shares have been issued as of September 30, 2022. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year. The first offering period began on December 1, 2021, and the second offering period began on June 1, 2022. At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP at the first day of the offering period, which represents the grant date. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Three Months Ended September 30,
	2022	2021
General and administrative	$67,340	$67,742
Technology and data analytics	43,428	20,067
Sales and marketing	8,128	5,024
Processing and servicing	912	356
Total stock-based compensation in operating expenses	119,808	93,189
Capitalized into property, equipment and software, net	21,204	11,690
Total stock-based compensation expense	$141,012	$104,879

In connection with the acquisition of Returnly on May 1, 2021, we issued 304,364 shares of our Class A common stock, which are held in escrow. Because the future payment of the escrowed shares is contingent on continued employment of certain employees, the arrangement represents stock-based compensation in the post combination period. The grant-date fair value was estimated based on the value of the shares at the date of closing. The escrowed shares have a requisite service period of two years and contain a performance-based vesting condition (i.e., the achievement of certain revenue targets). We record stock-based compensation expense on a straight-line basis for each tranche over the requisite service period, as long as the performance-based conditions are considered probable of being satisfied. During the three months ended September 30, 2022, the arrangement was modified, resulting in the release of 45,459 shares from escrow and the remittance of 243,384 shares back to the Company. The modification resulted in the recognition of $2.0 million of incremental compensation cost within general and administrative expenses in our interim condensed statement of operations. As of September 30, 2022, 15,521 shares remain in escrow.

16.   Income Taxes

The quarterly provision for income taxes is based on the current estimate of the annual effective income tax rate and the tax effect of discrete items occurring during the quarter. The Company’s quarterly provision and the estimate of the annual effective tax rate are subject to significant variation due to several factors, including variability in the pre-tax jurisdictional mix of earnings and the impact of discrete items.

For the three months ended September 30, 2022, we recorded income tax expense (benefit) of $(0.2) million which was primarily attributable to the effects of foreign income taxes on our Canadian subsidiary and partially offset by various U.S state and other foreign income taxes, as well as the tax amortization of certain intangibles. For the three months ended September 30, 2021, we recorded income tax expense (benefit) of $0.2 million, which was primarily attributable to various U.S. state and foreign income taxes and the tax amortization of certain intangibles.

As of September 30, 2022, we continue to recognize a full valuation allowance against our U.S. federal and state net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company for the prior three fiscal years. The presence of a three-year cumulative loss limits the ability to consider other subjective evidence, such as our expectations of future taxable income and projections for growth.

As a result of the integration and consolidation of our PayBright business into and with Affirm’s Canadian business and the expansion of our overall business in Canada, as well as other objectively verifiable positive evidence, all of which we have concluded is sufficient to outweigh the existing negative evidence – including the presence of a three-year cumulative loss attributable to the related foreign jurisdiction, we have determined that it is more likely than not that our Canadian deferred tax assets will be realized and a valuation allowance is not required.

On August 16, 2022, the Inflation Reduction Act was enacted into U.S. federal law. The Company does not currently expect that the Inflation Reduction Act will have a material impact on its income taxes.

17.   Net Loss per Share Attributable to Common Stockholders

The following table presents basic and diluted net loss per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(199,355)	$(51,914)	$(212,082)	$(94,533)
Net loss attributable to common stockholders - basic and diluted	$(199,355)	$(51,914)	$(212,082)	$(94,533)
Denominator:
Weighted average shares of common stock - basic	230,821,045	60,108,225	187,916,455	83,761,061
Weighted average shares of common stock - diluted	230,821,045	60,108,225	187,916,455	83,761,061
Net loss per share:
Basic	$(0.86)	$(0.86)	$(1.13)	$(1.13)
Diluted	$(0.86)	$(0.86)	$(1.13)	$(1.13)

The following common stock equivalents, presented based on amounts outstanding, were excluded from the calculation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of September 30,
	2022	2021
Restricted stock units	23,341,125	14,003,905
Stock options, including early exercise of options	20,235,040	36,354,746
Common stock warrants	5,870,677	—
Employee stock purchase plan shares	524,596	—
Total	49,971,438	50,358,651

18.   Segments and Geographical Information

We conduct our operations through a single operating segment and, therefore, one reportable segment.

Revenue

Revenue by geography is based on the billing addresses of the borrower or the location of the merchant’s national headquarters. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended September 30,
	2022	2021
United States	$352,585	$261,603
Canada	9,014	7,782
Other	25	—
Total	$361,624	$269,385

Long-Lived Assets

The following table sets forth our long-lived assets, consisting of property, equipment and software, net and operating lease right-of-use assets, by geographic area (in thousands):

	September 30, 2022	June 30, 2022
United States	$252,238	$217,532
Canada	3,650	4,390
Other	$355	$231
Total	$256,243	$222,153

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended June 30, 2022 included in our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our planned investments to drive future growth, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this Form 10-Q and our most recently filed Annual Report on Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. For the periods presented, references to originating bank partners are to Cross River Bank and Celtic Bank.
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
We have achieved significant growth in recent periods. Our total revenue, net was approximately $361.6 million and $269.4 million for the three months ended September 30, 2022 and 2021, respectively. We incurred net losses of $251.3 million and $306.6 million for the three months ended September 30, 2022 and 2021, respectively.
Our business is designed to scale efficiently. Our partnerships with banks and other funding relationships have allowed us to remain equity capital efficient. Since July 1, 2016, we have processed approximately $37.4 billion of GMV on our platform. As of September 30, 2022, we had over $11.1 billion in funding capacity from a diverse set of capital partners, including through our warehouse facilities, securitization trusts, and forward flow arrangements, an increase of $0.5 billion from $10.6 billion as of June 30, 2022.
Through the diversity of these funding relationships, the equity capital required to build our total platform portfolio has declined from approximately 3% of the total platform portfolio as of June 30, 2022, to approximately 2% as of September 30, 2022. This metric measures the equity intensity of our business or the amount of capital used in relation to the scale of our enterprise. We define our total platform portfolio as the unpaid principal balance outstanding of all loans facilitated through our platform as of the balance sheet date, including both those loans held for investment and those loans owned by third-parties. This amount totaled $7.3 billion and $7.1 billion as of September 30, 2022 and June 30, 2022, respectively. Additionally, we define the equity capital required as the balance of loans held for investment plus loans held for sale less funding debt and notes issued by securitization trusts, per our interim condensed consolidated balance sheet. This amount totaled $175.3 million and $206.1 million as of September 30, 2022 and June 30, 2022, respectively. Equity capital required as a percent of the last twelve months’ GMV was 1% as of both September 30, 2022 and June 30, 2022.
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
Our Financial Model

Our Revenue Model
From merchants, we earn a fee when we help them convert a sale and facilitate a transaction. While merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering, we generally earn larger merchant fees on 0% APR financing products. We have two loan product offerings: Pay-in-4 and Core loans. Pay-in-4 is a short-term payment plan with four biweekly 0% APR installments, while Core loans include all interest bearing installment loans and 0% APR monthly installment loans. For the three months ended September 30, 2022, Pay-in-4 and Core 0% loans represented 18% and 19%, respectively, of total GMV facilitated through our platform. For the three months ended September 30, 2021, Pay-in-4 and Core 0% loans represented 15% and 28%, respectively, of total GMV facilitated through our platform.
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
A portion of the loan volume facilitated through our platform are originated through our originating bank partners: Cross River Bank, an FDIC-insured New Jersey state-chartered bank, and Celtic Bank, an FDIC-insured Utah state-chartered industrial bank. These partnerships allow us to benefit from our partners’ ability to originate loans under their banking licenses while complying with various federal, state, and other laws. Under this arrangement, we must comply with our originating bank partners' credit policies and underwriting procedures, and our originating bank partners maintain ultimate authority to decide whether to originate a loan or not. When an originating bank partner originates a loan, it funds the loan through its own funding sources and may subsequently offer and sell the loan to us. Pursuant to our agreements with these partners, we are obligated to purchase the loans facilitated through our platform that our partner offers us and our obligation is secured by cash deposits. To date, we have purchased all of the loans facilitated through our platform and originated by our originating bank partners. When we purchase a loan from an originating bank partner, the purchase price is equal to the outstanding principal balance of the loan, plus a fee and any accrued interest. The originating bank partner also retains an interest in the loans purchased by us through a loan performance fee that is payable by us on the aggregate principal amount of a loan that is paid by a consumer. See Note 13. Fair Value of Financial Assets and Liabilities for more information on the performance fee liability.
We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada and across various states in the U.S. through our consolidated subsidiaries. For the three months ended September 30, 2022, we originated approximately $169.1 million or 4% of loans in Canada compared to approximately $136.3 million or 5% of loans for the three months ended September 30, 2021. For the three months ended September 30, 2022, we directly originated $704.7 million or 16% of loans in the U.S. pursuant to our state licenses, compared to approximately $386.3 million or 14% of loans for the three months ended September 30, 2021.
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
Key Operating Metrics

We focus on several key operating metrics to measure the performance of our business and help determine strategic direction. In addition to revenue, net (loss) income, and other results under U.S. GAAP, the following tables set forth key operating metrics we use to evaluate our business.

	Three Months Ended September 30,
	2022	2021	% Change
	(in thousands, except per consumer data)
Gross Merchandise Volume (GMV)	$4,389,417	$2,712,939	62%
Active Consumers	14,722	8,692	69%
Transactions per Active Consumer	3.3	2.3	39%
GMV
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us. However, the GMV processed through our platform is an indicator of the success of our merchants and the strength of our platform. For the three months ended September 30, 2022, GMV was $4.4 billion, which represented an increase of approximately 62% as compared to $2.7 billion for the three months ended September 30, 2021.
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who engages in at least one transaction on our platform during the 12 months prior to the measurement date. As of September 30, 2022, we had 14.7 million active consumers, representing an increase of approximately 69% compared to 8.7 million as of September 30, 2021.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date. As of September 30, 2022, we had approximately 3.3 transactions per active consumer, an increase of approximately 39% compared to September 30, 2021.
Factors Affecting Our Performance
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. We have continued to reduce the percentage of our equity capital required to fund our total platform portfolio from approximately 3% as of June 30, 2022, to approximately 2% as of September 30, 2022. The mix of on-balance sheet and off-balance sheet funding is a function of both how we choose to allocate loan volume and the available supply of capital, both of which may also impact our results in any given period.
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
Product and economic terms of commercial agreements vary among our merchants. For example, our low average order value (“AOV”) products generally benefit from shorter duration, but also have lower revenue as a percentage of GMV when compared to high AOV products. Merchant mix shifts are driven in part by the products offered by the merchant, the economic terms negotiated with the merchant, merchant-side activity relating to the marketing of their products, whether the merchant is fully integrated within our network, and general economic conditions affecting consumer demand. Our revenue as a percentage of GMV in any given period varies across products. As such, as we continue to expand our network to include more merchants, revenue as a percentage of GMV will vary. In addition, our commercial agreement with Shopify to offer Shop Pay Installments powered by Affirm and our Pay-in-4 offering will continue to impact the mix of our shorter duration, low AOV products. Differences in the mix of high versus low AOV will also impact our results. For example, we expect that transactions per active consumer may increase while revenue as a percentage of GMV may decline in the medium term to the extent that a greater portion of our GMV comes from Pay-in-4 and other low-AOV offerings.

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
Results of Operations

The following tables set forth selected interim condensed consolidated statements of operations and comprehensive loss data for each of the periods presented in dollars:

	Three Months Ended September 30,		Change
	2022	2021	$	%
	(in thousands, except percentages)
Revenue
Merchant network revenue	$113,149	$92,244	$20,905	23%
Virtual card network revenue	26,708	19,395	7,313	38%
Total network revenue	139,857	111,639	28,218	25%
Interest income (1)	136,802	117,302	19,500	17%
Gain on sales of loans (1)	63,595	30,979	32,616	105%
Servicing income	21,370	9,465	11,905	126%
Total Revenue, net	$361,624	$269,385	$92,239	34%
Operating Expenses (2)
Loss on loan purchase commitment	$35,610	$51,678	$(16,068)	(31)%
Provision for credit losses	64,250	63,647	603	1%
Funding costs	25,066	16,753	8,313	50%
Processing and servicing	54,359	25,201	29,158	116%
Technology and data analytics	144,961	78,013	66,948	86%
Sales and marketing	163,873	63,960	99,913	156%
General and administrative	160,972	136,204	24,768	18%
Total Operating Expenses	649,091	435,456	213,635	49%
Operating Loss	$(287,467)	$(166,071)	$(121,396)	73%
Other (expense) income, net	36,018	(140,373)	176,391	(126)%
Loss Before Income Taxes	$(251,449)	$(306,444)	$54,995	(18)%
Income tax expense (benefit)	(180)	171	(351)	(205)%
Net Loss	$(251,269)	$(306,615)	$55,346	(18)%

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

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Balance at the beginning of the period	$42,780	$53,177
Additions from loans purchased or originated, net of refunds	70,394	77,270
Amortization of discount	(38,969)	(38,445)
Unamortized discount released on loans sold	(15,174)	(38,345)
Impact of foreign currency translation	$(1,554)	$—
Balance at the end of the period	$57,477	$53,657

(2) Amounts include stock-based compensation as follows:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
General and administrative	$67,340	$67,742
Technology and data analytics	43,428	20,067
Sales and marketing	8,128	5,024
Processing and servicing	912	356
Total stock-based compensation in operating expenses	119,808	93,189
Capitalized into property, equipment and software, net	21,204	11,690
Total stock-based compensation expense	$141,012	$104,879
Comparison of the Three Months Ended September 30, 2022 and 2021

Total Revenue, net

Total Revenue, net increased by $92.2 million or 34% for the three months ended September 30, 2022, compared to the same period 2021, primarily attributable to an increase of $1.7 billion in GMV on our platform, from $2.7 billion for the three months ended September 30, 2021 to $4.4 billion for the three months ended September 30, 2022. The increase in GMV was driven by the strong network effects of the expansion of our active merchant base from 102,217 as of September 30, 2021 to 244,920 as of September 30, 2022, an increase in active consumers from 8.7 million as of September 30, 2021 to 14.7 million as of September 30, 2022, and an increase in average transactions per consumer from 2.3 as of September 30, 2021 to 3.3 as of September 30, 2022.
Merchant network revenue increased by $20.9 million or 23% for the three months ended September 30, 2022 compared to the same period 2021. Merchant network revenue growth is generally correlated with both GMV growth and the mix of loans on our platform as different loan characteristics are positively or negatively correlated with merchant fee revenue as a percentage of GMV. In particular, merchant network revenue as a percentage of GMV typically increases with the term length and AOV of our loans, and typically decreases with shorter duration and higher APR loans. Specifically, long-term 0% APR loans typically carry higher merchant fees as a percentage of GMV and have higher AOVs.
The increase in merchant network revenue during the three month period was primarily driven by an increase in GMV, partially offset by reductions in the concentration of long-term 0% APR loans, our highest merchant fee category, which decreased from 13% of total GMV during the three months ended September 30, 2021 to 5% during the three months ended September 30, 2022. Approximately 2% of total revenue was driven by our largest merchant partner by merchant network revenue for the three months ended September 30, 2022, for which we facilitate long-term 0% APR loans with higher merchant fees, compared with 10% of total revenue in the comparative period. More broadly, for the three months ended September 30, 2022 and 2021, loans with term lengths greater than 12 months accounted for 17% and 20% of GMV, respectively, and AOV was lower at $331 and $402 for the three months ended September 30, 2022 and 2021, respectively, primarily as a result of the increased adoption of our Pay-in-4 product during the period.
Additionally, during the three months ended September 30, 2022, there was a reduction of merchant fee revenue of $1.7 million associated with the creation of discounts upon directly origination of loans with par values in excess of the fair value of such loans. For the three months ended September 30, 2022, we directly originated $0.9 billion of loans, an increase of 67.3% compared to $0.5 billion during the three months ended September 30, 2021. While the discounts created upon the origination of a loan reduce merchant network revenue at the time of origination, the discounts are amortized into interest income over the life of the respective loans when retained on the balance sheet and any unamortized discount is reflected in the cost basis when determining gain on sale of loans.
Virtual card network revenue increased by $7.3 million or 38% for the three months ended September 30, 2022, compared to the same period 2021, primarily driven by an increase in GMV processed through our issuer processor as a result of increased activity on our virtual card-enabled mobile application, as well as growth in existing and new merchants integrated using our virtual card platform, growing from 859 merchants as of September 30, 2021 to 1,120 merchants as of September 30, 2022. Virtual card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
Interest income increased by $19.5 million or 17% for the three months ended September 30, 2022 compared to the same period 2021. Generally, interest income is correlated with the changes in the average balance of loans held for investment, as we recognize interest on loans held for investment using the effective interest method over the life of the loan. The average balance of loans held for investment increased by 22% to $2.6 billion for the three months ended September 30, 2022, compared to the same period 2021.
Gain on sales of loans increased by $32.6 million or 105% for the three months ended September 30, 2022, compared to the same period 2021, mainly driven by increased loan sale activity to third-party loan buyers. We sold loans with an unpaid balance of $2.0 billion for the three months ended September 30, 2022 and $1.1 billion for the three months ended September 30, 2021, for which we retained servicing rights. This increase was driven by higher loan sale volume to third-party loan buyers and off-balance sheet securitizations, favorable loan sale pricing terms, and optimizing the allocation of loans to loan buyers with higher pricing terms.
Servicing income increased by $11.9 million or 126% for the three months ended September 30, 2022 compared to the same period 2021, driven primarily by an increase in the average unpaid principal balance of loans owned by third-party loan owners, which increased from $2.6 billion during the three months ended September 30, 2021 to $4.6 billion during the three months ended September 30, 2022. Additionally, during the three months ended September 30, 2022, an increase of $2.4 million related to the changes in fair value of servicing assets and liabilities contributed to the overall increase in servicing income, compared to the same period 2021.
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

Loss on loan purchase commitment decreased by $16.1 million or 31% for the three months ended September 30, 2022 compared to the same period 2021. This decrease was due to a decrease in the volume of long-term 0% APR loans purchased from our originating bank partners compared to the prior period, which are purchased above fair market value. The difference between fair value and purchase price for our loans is generally correlated with the term length. As such, the reduction in long term 0% loans purchased from our bank partner contributed to the decline in loss on loan purchase commitment. During the three months ended September 30, 2022, we purchased $396.6 million of long-term 0% APR loan receivables from our originating bank partners, representing a decrease of $61.5 million or 13% compared to the same period 2021.
Provision for Credit Losses
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
Provision for credit losses expense remained relatively comparable period over period with a slight increase of $0.6 million for the three months ended September 30, 2022, compared to the same period 2021, primarily due to growth in the volume of loans held for investment, offset by improvements in the credit quality of loans outstanding and updates to the assumptions used in our credit loss valuation model, including a refinement to the application of our stress loss multiple. Total loans held for investment was $2.7 billion and $2.2 billion as of September 30, 2022 and 2021, respectively. The allowance for credit losses as a percentage of loans held for investment decreased from 6.8% as of September 30, 2021 to 5.7% as of September 30, 2022.
Funding Costs
Funding costs consist of interest expense and the amortization of fees for certain borrowings including on balance sheet VIEs and sale and repurchase agreements, and other costs incurred in connection with funding the purchases and originations of loans.
Funding costs increased by $8.3 million or 50% for the three months ended September 30, 2022, compared to the same period 2021. Funding costs for a given period are correlated with the sum of the average balance of funding debt and the average balance of notes issued by securitization trusts. The increase was primarily due to increased interest rates and the increase of notes issued by securitization trusts during the current fiscal year, which bear interest at fixed rates. Additionally, the increase is attributable to a larger volume of on-balance sheet loans being retained during the period. The average balance of notes issued by securitization trusts during the three months ended September 30, 2022 was $1.7 billion compared with $1.4 billion during the same period 2021. The average balance of funding debt for the three months ended September 30, 2022 was $732.6 million compared with $582.7 million during the same period 2021. Combined, average total debt for the three months ended September 30, 2022 increased by $424.9 million or 21% compared to the three months ended September 30, 2021, while the average reference interest rate during each period increased by 239 basis points. The average loan balance on-balance sheet was $4.6 billion and $2.6 billion for the three months ended September 30, 2022 and 2021, respectively.
Processing and Servicing

Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense, salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead.
Processing and servicing expense increased by $29.2 million or 116% for the three months ended September 30, 2022, compared to the same period 2021. This increase was primarily driven by a $14.5 million or 101% increase in payment processing fees related to increased payment volume, and an increase of $8.1 million in processing fees paid to our platform partners due to platform integrations as well as short term promotions during the prior period. Additionally, during the three months ended September 30, 2022, third-party loan servicing and collections spend increased $4.7 million or 66%, compared to the same period 2021 due to increased loan volume and transaction growth during the period.
Technology and Data Analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering and product employees as well as our credit and analytics employees who develop our proprietary risk model and internally-developed software.
Technology and data analytics expense increased by $66.9 million or 86% for the three months ended September 30, 2022, compared to the same period 2021. This increase is primarily due to an increase of $35.1 million or 69% in employee-related costs resulting from increased headcount as we continue to support our growth and technology platform as a whole. Additionally, data infrastructure and hosting costs increased by $15.8 million or 106%, compared to the same period 2021, due to increased capacity requirements of our technology platform driven by increases in active users and transactions per active consumer.
Furthermore, amortization of internally-developed software increased by $8.3 million or 230%, compared to the same period 2021, primarily as a result of an increase in the number of capitalized projects during the period due to our ongoing investment in software development. Capitalized projects grew by 136% from 141 projects to 333 projects for the three months ended September 30, 2022, compared to the same period 2021.
Sales and Marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, as well as costs of general marketing and promotional activities, promotional event programs, sponsorships, and allocated overhead.
Sales and marketing expense increased by $99.9 million or 156% for the three months ended September 30, 2022, compared to the same period 2021, primarily driven by $119.1 million of increased expense related to warrants granted to Amazon in the second quarter of fiscal 2021. The increase was partially offset by, a $8.4 million or 72% decrease in brand and consumer marketing spend during the three months ended September 30, 2022 compared to the three months ended September 30, 2021, associated with our brand-activation, holiday shopping, lifestyle, and travel marketing campaigns, as well as a $4.5 million or 74% decrease in business-to-business marketing spend compared to the three months ended September 30, 2021. The decreases were primarily due to reduced number of marketing and brand partnerships, as well as reduced spending on existing partnerships.
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
General and administrative expense increased by $24.8 million or 18% for the three months ended September 30, 2022, compared to the same period 2021 primarily due to an increase of $18.1 million related to employee-related costs resulting from increased headcount during the period compared to the same prior period. Additionally, professional fees increased by $6.1 million or 76% during the three months ended September 30, 2022 compared to the same period 2021 to support our international expansion, and regulatory compliance programs.
Other (Expense) Income, net
Other (expense) income, net consists primarily of interest earned on our money market funds included in cash and cash equivalents and restricted cash, interest earned on securities available for sale, gains and losses incurred on derivative agreements, amortization of convertible debt issuance cost and revolving credit facility issuance costs, and fair value adjustments resulting from changes in the fair value of our contingent consideration liability, primarily driven by changes in the market price of our Class A common stock.

Other (expense) income, net increased by $176.4 million or 126% for the three months ended September 30, 2022, compared to the same period 2021. This increase was largely due to changes in the fair value of our contingent consideration liability associated with our acquisition of PayBright of $138.8 million during the period compared to the same period 2021, driven by changes in the value of our common stock. Additionally, a gain of $30.7 million on derivative instruments contributed to the overall increase of other (expenses) income, net due to additional derivative instruments being entered into during the period, and increases in their fair value associated with upward shifts in forward curves and higher market volatility.
Liquidity and Capital Resources

Sources and Uses of Funds
We maintain a capital-efficient model through a diverse set of funding sources. When we originate a loan directly or purchase a loan originated by our originating bank partners, we often utilize warehouse facilities with certain lenders to finance our lending activities or loan purchases. We sell the loans we originate or purchase from our originating bank partners to whole loan buyers and securitization investors through forward flow arrangements and securitization transactions, and earn servicing fees from continuing to act as the servicer on the loans. We proactively manage the allocation of loans on our platform across various funding channels based on the market environment and our ability to access capital markets. With rising interest rates and inflation, our excess funding capacity and committed and long-term relationships with a diverse group of existing funding partners help provide flexibility as we optimize our funding to support the continued growth of originations.
Our principal sources of liquidity are cash and cash equivalents, available for sale securities, available capacity from warehouse and revolving credit facilities, revolving securitizations, forward flow loan sale arrangements, and certain cash flows from our operations. As of September 30, 2022, we had $2.8 billion in cash and cash equivalents and available for sale securities, $2.6 billion in funding capacity remaining across our primary funding channels and $205.0 million in borrowing capacity available under our revolving credit facility.
The following table summarizes our cash, cash equivalents and investments in debt securities (in thousands):

	September 30, 2022	June 30, 2022
Cash and cash equivalents (1)	$1,530,132	$1,255,171
Investments in short-term debt securities (2)	957,915	1,295,811
Investments in long-term debt securities (2)	279,376	299,562
Cash, cash equivalent and investments in debt securities	$2,767,423	$2,850,544

(1)Cash and cash equivalents consist of bank accounts, money market funds, certificates of deposits, other commercial paper, and government bonds with maturities less than three months.
(2)Securities available for sale at fair value primarily consist of certificates of deposits, corporate bonds, commercial paper, and government bonds. Short-term securities have maturities less than or equal to one year, and long-term securities range from greater than one year to less than five years.

Available Credit and Funding Debt
Our available capacity as of September 30, 2022 primarily include warehouse credit facilities, convertible senior notes, revolving credit facilities and repurchase liabilities. A detailed description of each of our borrowing arrangements is included in Note 10. Debt in the notes to the interim condensed consolidated financial statements.
The following table summarizes our funding credit facilities as of September 30, 2022. The funding debt consists of warehouse credit facilities, revolving credit facilities, and repurchase liabilities:

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2023	$182,550	$170,991
2024	1,400,805	342,631
2025	400,000	46,579
2026	582,550	164,145
2027	250,000	29,853
2028 and thereafter	600,000	50,544
Total	$3,415,905	$804,743
Warehouse Credit Facilities
Our warehouse credit facilities, which allow us to borrow up to an aggregate of $3.4 billion, mature between 2023 and 2029 and, subject to covenant compliance, generally permit borrowings up to 12 months prior to the final maturity date. As of September 30, 2022, we have drawn an aggregate of $770.7 million on our warehouse facilities. As of September 30, 2022, we were in compliance with all applicable covenants in the agreements. Refer to Note 10. Debt in the notes to the interim condensed consolidated financial statements included elsewhere in this Form 10-Q for further details on our warehouse credit facilities.
Convertible Senior Notes
We closed on the issuance of $1.7 billion aggregate principal amount of a convertible senior note which does not bear regular interest, and will mature on November 15, 2026 unless earlier converted, redeemed, or repurchased in accordance with their terms. Refer to Note 10. Debt in the notes to the interim condensed consolidated financial statements for further details on our convertible debt note.
Revolving Credit Facility
In February 2022, we entered into a revolving credit agreement for a $165.0 million unsecured revolving credit facility, maturing on February 4, 2025, which was subsequently amended to increase the unsecured revolving commitments to $205.0 million. The facility contains certain covenants and restrictions, including certain financial maintenance covenants. As of September 30, 2022, we were in compliance with all applicable covenants in the agreements. To date, there are no borrowings outstanding under the facility. Refer to Note 10. Debt in the notes to the interim condensed consolidated financial statements for further details on our revolving credit facilities.
Securitizations
In connection with asset-backed securitizations, we sponsor and establish trusts (deemed to be VIEs) to ultimately purchase loans facilitated by our platform. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. We consolidate securitization VIEs when we are deemed to be the primary beneficiary and therefore have the power to direct the activities that most significantly affect the VIEs’ economic performance and a variable interest that could potentially be significant to the VIE. Where we consolidate the securitization trusts, the loans held in the securitization trusts are included in loans held for investment, and the notes sold to third-party investors are recorded in notes issued by securitization trusts in the interim condensed consolidated balance sheets. Refer to Note 11. Securitization and Variable Interest Entities.
Factors Impacting Liquidity
We believe our current levels of cash, cash equivalents, marketable debt securities, available borrowing capacity under our revolving credit facilities and other liquidity actions currently available to us are sufficient to meet our liquidity requirements for at least the next 12 months. However, we cannot provide assurance that our business will generate sufficient cash flows from operations or that future borrowings will be available to us in an amount sufficient to enable us to fund our liquidity needs in the long-term. Our ability to do so depends on prevailing economic conditions and other factors, many of which are beyond our control.
The principal factors that could impact our liquidity and capital needs are customer delinquencies and defaults, a prolonged inability to adequately access capital market funding, declines in loan purchases and therefore revenue, and fluctuations in our financial performance. If our available cash balances are insufficient to satisfy our liquidity requirements, we will seek additional equity or debt financing. In a rising interest rate environment, our ability to issue additional equity or incur debt may be impaired and our borrowing costs may increase. Additionally, we may be subject to restrictions and covenants in the agreements governing these transactions that may place limitations on us, and we may be required to pledge additional collateral as security. If we are unable to raise additional capital or generate the necessary cash flows, our results of operations and financial condition could be materially and adversely impacted.
Cash Flow Analysis

The following table provides a summary of cash flow data during the periods indicated:

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Net Cash Provided by (Used in) Operating Activities	51,215	365,150
Net Cash Provided by (Used in) Investing Activities	117,273	(629,510)
Net Cash Provided by Financing Activities	199,542	243,953
Cash Flows from Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
For the three months ended September 30, 2022, net cash used in operating activities of $51.2 million stemmed from a net loss of $251.4 million and change in our operating assets net of operating liabilities of $13.4 million, partially offset by favorable change in net proceeds from sale and purchase of loans of $52.6 million and a positive adjustment for non-cash items of $236.5 million. The change in operating assets net of operating liabilities was primarily a result of our purchase and sale of loans held for sale activities. We purchased loans of $1.7 billion, which was largely offset by proceeds from loan sales of $1.7 billion. The positive adjustment for non-cash items was primarily driven by commercial agreement assets of $108.7 million which increased compared to the first quarter of the prior year as a result of our commercial agreements with Amazon, gain on sale of loans of $63.6 million which increased by $32.6 million compared to the first quarter of the prior year as a result of improved loan sale economics and increased loan sales, and stock-based compensation of $119.8 million which increased by $26.6 million resulting from incremental compensation recognized from award modifications and increased headcount.

For the three months ended September 30, 2021, net cash provided by operating activities was $365.2 million stemmed from a net loss of $306.6 million, partially offset by a favorable change in our operating assets net of operating liabilities of $403.0 million and a positive adjustment for non-cash items of $268.8 million. The change in operating assets net of operating liabilities was primarily a result of changes in accounts payable of $368.1 million. The changes in non-cash items was primarily driven by changes in fair value of assets and liabilities of $139.9 million related to increase in the fair value of our contingent consideration liability, driven by changes in the value of our common stock.
Cash Flows from Investing Activities
For the three months ended September 30, 2022, net cash provided by investing activities of $117.3 million was primarily attributable to purchases and origination of loans held for investment of $2.7 billion, partially offset by repayments of loans of $2.5 billion. During the period we originated loans of $0.8 billion and purchased loans of $1.9 billion, representing an increase of $0.9 billion compared to the first quarter of the prior year, due partly to continued growth in GMV. The repayments on loans of $2.5 billion during the period, represented an increase of $0.9 billion, compared to the first quarter of the prior year, due to a higher average balance of loans held for investment and generally increasing credit quality of the portfolio. The additional offset during the three months ended September 30, 2022 related to the net proceeds from maturities of securities available for sale of $0.4 billion, representing an increase of $0.8 billion compared to the first quarter of the prior year.
For the three months ended September 30, 2021, net cash used in investing activities of $629.5 million was primarily attributable to purchases and origination of loans held for investment of $1.8 billion and purchases of securities available for sale of $0.4 billion, offset by repayments on loans and proceeds from maturities of securities available for sale of $1.7 billion. We originated loans of $0.5 billion and also purchased loans of $1.3 billion.
Cash Flows from Financing Activities
For the three months ended September 30, 2022, net cash provided by financing activities of $199.5 million, was primarily attributable to net cash sources from funding debt and notes and residual trust certificates for the securitization trusts of $1.4 billion. These were partially offset by our debt repayments related to our lending activities of $1.2 billion, of which $1.1 billion were related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities. Finally, we paid taxes related to RSU vesting of $27.3 million.
For the three months ended September 30, 2021, net cash provided by financing activities of $244.0 million. We received $1.2 billion of proceeds from debt financing activities related to our lending activities. These debt proceeds were more than offset by $0.9 billion of debt repayments, of which $0.7 billion were related to our warehouse facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities. We also paid taxes related to RSU vesting of $39.8 million.
Contractual Obligations

There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three months ended September 30, 2022 from the commitments and contractual obligations disclosed in the section titled “Management's Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations,” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC on August 29, 2022.

Off-Balance Sheet Arrangements

Off-balance sheet loans relate to unconsolidated securitization transactions and loans sold to third-party investors for which we have some form of continuing involvement, including as servicer. For off-balance sheet loan sales where servicing is the only form of continuing involvement, we would only experience a loss if we were required to repurchase such a loan due to a breach in representations and warranties associated with our loan sale or servicing contracts. For unconsolidated securitization transactions where Affirm is the sponsor and risk retention holder, Affirm could experience a loss of up to 5% of both the senior notes and residual certificates. As of September 30, 2022, the aggregate outstanding balance of loans held by third-party investors or off-balance sheet VIEs was $4.5 billion. In the unlikely event principal payments on the loans backing any off-balance sheet securitization are insufficient to pay note holders, including any retained interest, then any amounts the Company contributed to the securitization reserve accounts may be depleted. Refer to Note 11. Securitization and Variable Interest Entities of the accompanying notes to our interim condensed consolidated financial statements for more information.
Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our condensed consolidated financial statements, we make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, as well as revenues and expenses. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly evaluate our estimates, assumptions and judgments, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during the three months ended September 30, 2022.
For a complete discussion of our significant accounting policies and critical accounting estimates, refer to our Annual Report on Form 10-K for the year ended June 30, 2022 within Note 2 to the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates”.
Recent Accounting Standards Issued, But Not Yet Adopted

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
Interest Rate Risk
Our cash and cash equivalents and certain of our restricted cash as of September 30, 2022 were held primarily in checking, money market, and savings accounts. As of September 30, 2022, we had $306.5 million of cash equivalents invested in money market funds, certificates of deposit, government bonds, and other commercial paper with maturities less than three months. Our cash and cash equivalents are held for working capital purposes. The fair value of our cash and cash equivalents and certain restricted cash would not be significantly affected by a change in interest rates due to their short-term nature.
Our securities available for sale at fair value as of September 30, 2022 included $1,237.3 million of marketable debt securities with maturities greater than three months. A rise in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative, liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be significant.
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
We rely on a variety of funding sources with varying degrees of interest rate sensitivities. Certain of our funding arrangements bear a variable interest rate. Given the fixed interest rates charged on the loans that we purchase from our originating bank partners or originate ourselves, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Additionally, certain of our loan sale agreements are repriced on a recurring basis using a mechanism tied to interest rates as well as loan performance. Increases in interest rates could reduce our loan sale economics. We also rely on securitization transactions, with notes typically bearing a fixed coupon. Increases in interest rates may result in higher coupons and therefore lower interest income received on securitizations where we retain the residual interest and a lower gain on sale for securitizations in which we sell the equity interest. We maintain an interest rate hedging program which eliminates some, but not all, of the interest rate risk. Factoring in this program, as of September 30, 2022, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $35.0 million adverse impact on our annual financial results over the next 12 months.
Credit Risk
We have credit risk primarily related to our consumer loans held for investment. We are exposed to default risk on both loan receivables purchased from our originating bank partners and loan receivables that are directly originated. The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions. To manage this risk, we utilize our ITACs models to underwrite, score, and price loans in a manner that we believe is reflective of the credit risk. Other credit levers such as user limits and/or down payment requirements are used to ensure a sufficient expectation of a customer’s ability to repay.

To monitor portfolio performance, we utilize a wide range of internal and external metrics to review user and loan populations. Each week management reviews performance for each customer segment, typically split by ITACs model score, financial product originated, age of loan, and delinquency status. Internal performance trendlines are measured against external factors such as unemployment, CPI, and consumer sentiment to determine what changes, if any, in risk strategy is warranted.

As of September 30, 2022 and June 30, 2022 we were exposed to credit risk on $2.7 billion and $2.5 billion, respectively, of loans held on our interim condensed consolidated balance sheet. Loan receivables are diversified geographically. As of September 30, 2022 and June 30, 2022, approximately 12% of loan receivables related to customers residing in the state of California. No other states or provinces exceeded 10%.

We are also exposed to credit risk in the event of nonperformance by the financial institutions holding our cash and the issuers of our cash equivalents and available for sale securities. We maintain our cash deposits and cash equivalents in highly-rated, federally-insured financial institutions in excess of federally insured limits. We manage this risk by conducting business with well established financial institutions, diversifying our counterparties and having guidelines regarding credit rating and investment maturities to safeguard liquidity. We have not historically experienced any credit losses related to these financial instruments and do not believe we are exposed to significant credit risk in these accounts.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms, and that it is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 could materially and adversely affect our business, financial condition, and results of operations, future prospects, and the trading price of our Class A common stock could decline. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.
You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our interim condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities

The following table presents information with respect to the Company’s repurchases of shares of Class A common stock during the quarter ended September 30, 2022.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31	—	—	—	—
August 1 - 31	12,437	$8.80	—	—
September 1 - 30	—	—	—	—
Total	12,437	$8.80	—	—

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
10.1
Amendment No. 1, dated August 15, 2022, to Revolving Credit Agreement among Affirm, Inc., Affirm Loan Services LLC, Affirm Opportunity Fund I LLC, certain lenders identified therein, and Barclays Bank PLC
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

AFFIRM HOLDINGS, INC.

Date: November 8, 2022	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Linford
Michael Linford
Chief Financial Officer
(Principal Financial Officer)