Form 10-Q
period 2022-12-31
Affirm Holdings, Inc.
filed 2023-02-08
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022

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

As of February 3, 2023, the number of shares of the registrant’s Class A common stock outstanding was 233,906,114 and the number of shares of the registrant’s Class B common stock outstanding was 60,088,662.

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
•our ability to compete successfully in a highly competitive and evolving industry;
•our ability to attract new consumers and retain and grow our relationships with our existing consumers;
•our expectations regarding the development, innovation, introduction of, and demand for, our products;
•our ability to successfully engage new and existing originating bank partners;
•the availability of funding sources to support our business model;
•our ability to effectively price and score credit risk using our proprietary risk model;
•the performance of loans facilitated and originated through our platform;
•the future growth rate of our revenue and related key operating metrics;
•our ability to achieve or sustain profitability in the future;
•the impact of any reduction in our workforce, including our ability to realize certain cost savings anticipated as a result of the reduction and our ability to continue to attract and retain highly skilled employees;
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
•the impact of macroeconomic conditions on our business, including the impacts of inflation, a rising interest rate environment and increasing recessionary concerns; and
•the size and growth rates of the markets in which we compete.
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-Q and our most recently filed Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Annual Report”). Other sections of this Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive, heavily regulated and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

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

Part I - Financial Information

Item 1. Unaudited Financial Statements

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	December 31, 2022	June 30, 2022
Assets
Cash and cash equivalents	$1,440,333	$1,255,171
Restricted cash	424,460	295,636
Securities available for sale at fair value	914,923	1,595,373
Loans held for sale	344	2,670
Loans held for investment	3,655,504	2,503,561
Allowance for credit losses	(182,100)	(155,392)
Loans held for investment, net	3,473,404	2,348,169
Accounts receivable, net	201,622	142,052
Property, equipment and software, net	248,939	171,482
Goodwill	527,630	539,534
Intangible assets	63,755	78,942
Commercial agreement assets	220,082	263,196
Other assets	289,259	281,567
Total Assets	$7,804,751	$6,973,792
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$28,974	$33,072
Payable to third-party loan owners	127,378	71,383
Accrued interest payable	11,971	6,659
Accrued expenses and other liabilities	220,619	237,598
Convertible senior notes, net	1,708,779	1,706,668
Notes issued by securitization trusts	1,314,212	1,627,580
Funding debt	1,882,670	672,577
Total liabilities	5,294,603	4,355,537
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 232,003,118 shares issued and outstanding as of December 31, 2022; 3,030,000,000 shares authorized, 227,255,529 shares issued and outstanding as of June 30, 2022	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 60,088,662 shares issued and outstanding as of December 31, 2022; 140,000,000 authorized, 60,109,844 shares issued and outstanding as of June 30, 2022	1	1
Additional paid in capital	4,716,385	4,231,303
Accumulated deficit	(2,179,608)	(1,605,902)
Accumulated other comprehensive loss	(26,632)	(7,149)
Total stockholders’ equity	2,510,148	2,618,255
Total Liabilities and Stockholders’ Equity	$7,804,751	$6,973,792

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

	December 31, 2022	June 30, 2022
Assets of consolidated VIEs, included in total assets above
Restricted cash	$248,612	$164,530
Loans held for investment	3,153,253	2,179,026
Allowance for credit losses	(148,125)	(124,052)
Loans held for investment, net	3,005,128	2,054,974
Accounts receivable, net	8,196	8,195
Other assets	17,554	14,570
Total assets of consolidated VIEs	$3,279,490	$2,242,269
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$2,801	$2,897
Accrued interest payable	11,937	6,525
Accrued expenses and other liabilities	17,045	15,494
Notes issued by securitization trusts	1,314,212	1,627,580
Funding debt	1,704,812	514,033
Total liabilities of consolidated VIEs	3,050,807	2,166,529
Total net assets	$228,683	$75,740

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Revenue
Merchant network revenue	$134,019	$127,087	$247,168	$219,331
Virtual card network revenue	29,117	26,558	55,825	45,953
Total network revenue	163,136	153,645	302,993	265,284
Interest income	155,321	138,355	292,123	255,657
Gain on sales of loans	59,607	57,690	123,202	88,669
Servicing income	21,494	11,321	42,864	20,786
Total Revenue, net	$399,558	$361,011	$761,182	$630,396
Operating Expenses
Loss on loan purchase commitment	$38,422	$65,265	$74,032	$116,943
Provision for credit losses	106,689	52,640	170,939	116,287
Funding costs	43,751	17,700	68,817	34,453
Processing and servicing	66,508	41,849	120,867	67,050
Technology and data analytics	156,747	94,989	301,708	173,002
Sales and marketing	188,334	143,476	352,207	207,436
General and administrative	158,639	141,292	319,611	277,496
Total Operating Expenses	759,090	557,211	1,408,181	992,667
Operating Loss	$(359,532)	$(196,200)	$(646,999)	$(362,271)
Other income (expense), net	35,527	36,741	71,545	(103,632)
Loss Before Income Taxes	$(324,005)	$(159,459)	$(575,454)	$(465,903)
Income tax (benefit) expense	(1,568)	276	(1,748)	447
Net Loss	$(322,437)	$(159,735)	$(573,706)	$(466,350)
Other Comprehensive Loss
Foreign currency translation adjustments	$4,522	$2,341	$(17,024)	$(1,461)
Unrealized loss on securities available for sale, net	3,069	(657)	(2,459)	(936)
Net Other Comprehensive Loss	7,591	1,684	(19,483)	(2,397)
Comprehensive Loss	$(314,846)	$(158,051)	$(593,189)	$(468,747)
Per share data:
Net loss per share attributable to common stockholders for Class A and Class B
Basic	$(1.10)	$(0.57)	$(1.96)	$(1.70)
Diluted	$(1.10)	$(0.57)	$(1.96)	$(1.70)
Weighted average common shares outstanding
Basic	293,683,331	281,533,888	292,306,300	273,588,094
Diluted	293,683,331	281,533,888	292,306,300	273,588,094

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	287,365,373	$3	$4,231,303	$(1,605,902)	$(7,149)	$2,618,255
Issuance of common stock upon exercise of stock options	215,949	—	1,192	—	—	1,192
Forfeiture of common stock related to acquisitions	(243,384)	—	—	—	—	—
Repurchases of Common Stock	(12,437)	—	(109)	—	—	(109)
Vesting of restricted stock units	2,166,715	—	—	—	—	—
Vesting of warrants for common stock	—	—	108,742	—	—	108,742
Stock-based compensation	—	—	141,012	—	—	141,012
Tax withholding on stock-based compensation	—	—	(27,311)	—	—	(27,311)
Foreign currency translation adjustments	—	—	—	—	(21,546)	(21,546)
Unrealized loss on securities available for sale	—	—	—	—	(5,528)	(5,528)
Net Loss	—	—	—	(251,269)	—	(251,269)
Balance as of September 30, 2022	289,492,216	$3	$4,454,829	$(1,857,171)	$(34,223)	$2,563,438
Issuance of common stock upon exercise of stock options	300,903	—	1,372	—	—	1,372
Issuance of common stock, employee share purchase plan	500,443	—	5,921	—	—	5,921
Vesting of restricted stock units	1,798,218	—	—	—	—	—
Vesting of warrants for common stock	—	—	128,054	—	—	128,054
Stock-based compensation	—	—	144,218	—	—	144,218
Tax withholding on stock-based compensation	—	—	(18,009)	—	—	(18,009)
Foreign currency translation adjustments	—	—	—	—	4,522	4,522
Unrealized loss on securities available for sale	—	—	—	—	3,069	3,069
Net Loss	—	—	—	(322,437)	—	(322,437)
Balance as of December 31, 2022	292,091,780	$3	$4,716,385	$(2,179,608)	$(26,632)	$2,510,148

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2021	269,358,104	$3	$3,467,236	$(898,485)	$6,773	$2,575,527
Issuance of common stock upon exercise of stock options	7,403,503	—	37,470	—	—	37,470
Issuance of common stock in acquisition	183,733	—	10,000	—	—	10,000
Vesting of restricted stock units	772,653	—	—	—	—	—
Repurchases of common stock	(821)	—	(4)	—	—	(4)
Stock-based compensation	—	—	104,879	—	—	104,879
Tax withholding on stock-based compensation	—	—	(39,817)	—	—	(39,817)
Foreign currency translation adjustments	—	—	—	—	(3,802)	(3,802)
Unrealized loss on securities available for sale	—	—	—	—	(279)	(279)
Net Loss	—	—	—	(306,615)	—	(306,615)
Balance as of September 30, 2021	277,717,172	$3	$3,579,764	$(1,205,100)	$2,692	$2,377,359
Issuance of common stock upon exercise of stock options	4,689,973	—	21,674	—	—	21,674
Vesting of restricted stock units	803,263	—	—	—	—	—
Vesting of warrants for common stock	—	—	198,383	—	—	198,383
Stock-based compensation	—	—	101,920	—	—	101,920
Tax withholding on stock-based compensation	—	—	(72,963)	—	—	(72,963)
Foreign currency translation adjustments	—	—	—	—	2,341	2,341
Unrealized gain (loss) on securities available for sale	—	—	—	—	(657)	(657)
Net Loss	—	—	—	(159,735)	—	(159,735)
Balance as of December 31, 2021	283,210,408	$3	$3,828,778	$(1,364,835)	$4,376	$2,468,322

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2022	2021
Cash Flows from Operating Activities
Net Loss	$(573,706)	$(466,350)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	170,939	116,287
Amortization of premiums and discounts on loans, net	(68,853)	(87,678)
Gain on sales of loans	(123,202)	(88,669)
Changes in fair value of assets and liabilities	(11,035)	104,900
Amortization of commercial agreement assets	43,114	43,885
Amortization of debt issuance costs	1,752	9,568
Amortization of discount on securities available for sale	(14,923)	—
Commercial agreement warrant expense	236,796	64,854
Stock-based compensation	241,583	181,726
Depreciation and amortization	43,886	22,505
Other	1,136	(5,198)
Change in operating assets and liabilities:
Purchases of loans held for sale	(3,323,750)	(2,614,002)
Proceeds from the sale of loans held for sale	3,428,673	2,607,759
Accounts receivable, net	(63,416)	(48,117)
Other assets	(13,727)	65,422
Accounts payable	(4,098)	(12,169)
Payable to third-party loan owners	55,995	21,436
Accrued interest payable	5,903	(131)
Accrued expenses and other liabilities	(10,400)	8,868
Net Cash Provided by (Used in) Operating Activities	22,667	(75,104)
Cash Flows from Investing Activities
Purchases and origination of loans held for investment	(6,535,457)	(4,652,346)
Proceeds from the sale of loans held for investment	702,987	780,276
Principal repayments and other loan servicing activity	4,628,825	3,563,123
Acquisition, net of cash and restricted cash acquired	—	(5,999)
Additions to property, equipment and software	(65,401)	(38,159)
Purchases of securities available for sale	(105,629)	(511,724)
Proceeds from maturities and repayments of securities available for sale	798,149	59,126
Other investing cash inflows (outflows)	1,588	(13,870)
Net Cash Used in Investing Activities	(574,938)	(819,573)
Cash Flows from Financing Activities
Proceeds from issuance of convertible debt, net	—	1,704,300
Proceeds from funding debt	3,367,729	1,497,674
Payment of debt issuance costs	(4,773)	(8,151)
Principal repayments of funding debt	(2,147,035)	(1,527,568)
Proceeds from issuance of notes and residual trust certificates by securitization trusts	250,000	499,640
Principal repayments of notes issued by securitization trusts	(559,383)	(102,467)
Proceeds from exercise of common stock options and warrants and contributions to ESPP	8,246	59,569
Repurchases of common stock	(109)	(4)
Payments of tax withholding for stock-based compensation	(45,320)	(112,780)
Net Cash Provided by Financing Activities	869,355	2,010,213
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,098)	6,635
Net Increase in Cash, Cash Equivalents and Restricted Cash	313,986	1,122,171
Cash, Cash equivalents and Restricted cash, Beginning of period	1,550,807	1,692,632
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,864,793	$2,814,803

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2022	2021
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	1,440,333	2,567,401
Restricted cash	424,460	247,402
Total Cash, Cash Equivalents and Restricted Cash	$1,864,793	$2,814,803

	Six Months Ended December 31,
	2022	2021
Supplemental Disclosures of Cash Flow Information
Cash payments for interest expense	$55,900	$23,143
Cash paid for operating leases	8,244	8,232
Cash paid for income taxes	212	80
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Stock-based compensation included in capitalized internal-use software	43,647	25,073
Issuance of common stock in connection with acquisition	—	10,000
Additions to property and equipment included in accrued expenses	—	107
Right of use assets obtained in exchange for operating lease liabilities	494	—

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

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Interbank Offered Rate (“LIBOR”). In January 2021, the FASB also issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope”, which provides additional optional expedients and exceptions applicable to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. These ASUs are effective for all entities upon their respective issuance dates through December 31, 2024. We have reviewed all our financial agreements that utilize LIBOR as the reference rate and determined there is no impact to our interim condensed consolidated financial statements as of December 31, 2022. Throughout the remaining effective period for ASU 2020-04, ASU 2021-01 and ASU 2022-06, we will continue to evaluate the available relief measures within each of these amendments and will determine any impact on our consolidated financial statements and disclosures, as applicable.

3.   Revenue

The following table presents the company’s revenue disaggregated by revenue source (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Merchant network revenue	$134,019	$127,087	$247,168	$219,331
Virtual card network revenue	29,117	26,558	55,825	45,953
Interest income	155,321	138,355	292,123	255,657
Gain on sales of loans	59,607	57,690	123,202	88,669
Servicing income	21,494	11,321	42,864	20,786
Total Revenue, net	$399,558	$361,011	$761,182	$630,396

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

For the three and six months ended December 31, 2022, there were no merchants that exceeded 10% of total revenue. For the three and six months ended December 31, 2021, approximately 11% and 10% of total revenue, respectively, was driven by one merchant.

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

Interest Income

Interest income consisted of the following components (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Interest income on unpaid principal balance	$125,858	$88,674	$231,996	$171,615
Amortization of discount on loans	38,838	54,965	77,807	93,410
Amortization of premiums on loans	(4,580)	(2,995)	(8,954)	(5,732)
Interest receivable charged-off, net of recoveries	(4,795)	(2,289)	(8,726)	(3,636)
Total interest income	$155,321	$138,355	$292,123	$255,657

We accrue interest income using the effective interest method. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of December 31, 2022 and June 30, 2022, the balance of loans held for investment on non-accrual status was $1.8 million and $1.7 million, respectively.

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

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Unpaid principal balance	$3,691,398	$2,516,733
Accrued interest receivable	32,855	20,697
Premiums on loans held for investment	9,081	8,911
Less: Discount due to loss on loan purchase commitment	(38,615)	(20,692)
Less: Discount due to loss on directly originated loans	(38,381)	(20,443)
Less: Fair value adjustment on loans acquired through business combination	(834)	(1,645)
Total loans held for investment	$3,655,504	$2,503,561

Loans held for investment includes loans originated through our originating bank partners and directly originated loans. The majority of the loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $4.4 billion and $7.9 billion during the three and six months ended December 31, 2022, respectively, and $3.4 billion and $5.6 billion during the three and six months ended December 31, 2021, respectively.

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

Our proprietary score (“ITACs”) is assigned to most loans facilitated through our technology platform, ranging from zero to 100, with 100 representing the highest credit quality and therefore the lowest likelihood of loss. The ITACs model analyzes the characteristics of a consumer’s attributes that are shown to be predictive of both willingness and ability to repay including, but not limited to: basic features of a consumer’s credit profile, a consumer’s prior repayment performance with other creditors, current credit utilization, and legal and policy changes. When a consumer passes both fraud and credit policy checks, the application is assigned an ITACs score. ITACs is also used for portfolio performance monitoring. Our credit risk team closely tracks the distribution of ITACs at the portfolio level, as well as ITACs at the individual loan level to monitor for signs of a changing credit profile within the portfolio. Repayment performance within each ITACs band is also monitored to support both the integrity of the risk scoring models and to measure possible changes in consumer behavior amongst various credit tiers.

The following table presents an analysis of the credit quality, by ITACS score, of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination on loans held for investment and loans held for sale (in thousands) as of December 31, 2022 and June 30, 2022:

December 31, 2022
	Amortized Costs Basis by Fiscal Year of Origination
	2023	2022	2021	2020	2019	Prior	Total
96+	$1,900,886	$239,706	$53,982	$16,500	$10	$1	$2,211,085
94-96	770,581	127,269	2,079	360	6	2	900,297
90-94	86,105	40,435	530	2	4	—	127,076
<90	23,650	5,315	12	2	—	—	28,979
No score(1)	217,011	110,920	24,002	3,266	328	29	355,556
Total amortized cost basis	$2,998,233	$523,645	$80,605	$20,130	$348	$32	$3,622,993

(1)This balance represents loan receivables in new markets without sufficient data currently available for use by the Affirm scoring methodology including loan receivables originated in Canada and Australia.

	Net Charge-offs by Fiscal Year of Origination
	2023	2022	2021	2020	2019	Prior	Total
Current period charge-offs	(15,426)	(131,629)	(5,142)	(337)	(45)	(19)	(152,598)
Current period recoveries	1,106	7,963	3,107	1,017	684	494	14,371
Current period net charge-offs	$(14,320)	$(123,666)	$(2,035)	$680	$639	$475	$(138,227)

June 30, 2022
	Amortized Costs Basis by Fiscal Year of Origination
	2022	2021	2020	2019	2018	Prior	Total
96+	$1,218,104	$122,503	$33,458	$157	$1	$—	$1,374,223
94-96	620,403	11,240	773	13	2	—	632,431
90-94	220,056	3,886	6	4	—	—	223,952
<90	44,300	135	2	—	—	—	44,437
No score	186,044	20,554	3,368	444	79	2	210,491
Total amortized cost basis	$2,288,907	$158,318	$37,607	$618	$82	$2	$2,485,534

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

	December 31, 2022	June 30, 2022
Non-delinquent loans	$3,445,851	$2,322,919
4 – 29 calendar days past due	79,930	77,963
30 – 59 calendar days past due	38,952	34,669
60 – 89 calendar days past due	29,261	26,919
90 – 119 calendar days past due (1)	28,999	23,064
Total amortized cost basis	$3,622,993	$2,485,534

(1)Includes $27.8 million and $22.7 million of loan receivables as of December 31, 2022 and June 30, 2022, respectively, that are 90 days or more past due, but are not on nonaccrual status.

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

The following table details activity in the allowance for credit losses, including charge-offs, recoveries and provision for loan losses (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Balance at beginning of period	$153,025	$152,021	$155,392	$117,760
Provision for credit losses	103,066	49,695	164,935	110,699
Charge-offs	(81,562)	(47,573)	(152,598)	(78,027)
Recoveries of charged-off receivables	7,571	4,146	14,371	7,857
Balance at end of period	$182,100	$158,289	$182,100	$158,289

5. Acquisitions

There were no acquisitions accounted for as business combinations completed in the three and six months ended December 31, 2022. During the three and six months ended December 31, 2021, we completed one acquisition accounted for as business combinations, discussed further below.

Acquisitions completed during the three and six months ended December 31, 2021

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

The transaction costs associated with the acquisition were approximately $0.1 million and $0.2 million for the three and six months ended December 31, 2021, respectively, which are included in general and administrative expense within the interim condensed consolidated statements of operations and comprehensive loss.

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

6.   Balance Sheet Components

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, affiliate network partners and servicing fees due from third-party loan owners. We evaluate accounts receivable to determine management’s current estimate of expected credit losses based on historical experience and future expectations and record an allowance for credit losses, as applicable. Our allowance for credit losses with respect to accounts receivable was $11.8 million and $13.9 million as of December 31, 2022 and June 30, 2022, respectively.

Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Internally developed software	$298,683	$200,621
Leasehold improvements	19,394	16,169
Computer equipment	12,192	10,751
Furniture and equipment	6,827	4,279
Total Property, equipment and software, at cost	$337,096	$231,820
Less: Accumulated depreciation and amortization	(88,157)	(60,338)
Total Property, equipment and software, net	$248,939	$171,482

Depreciation and amortization expense on property, equipment and software was $15.6 million and $29.1 million for the three and six months ended December 31, 2022, respectively, and $6.5 million and $11.5 million for the three and six months ended December 31, 2021, respectively. Depreciation expense on leasehold improvements, furniture and equipment, and computer equipment is allocated between general and administrative, technology and data analytics, sales and marketing, and processing and servicing based on employee headcount in the interim condensed consolidated statements of operations and comprehensive loss. Amortization expense on internally developed software is included as a component of technology and data analytics in the interim condensed consolidated statements of operations and comprehensive loss.

No impairment losses related to property, equipment and software were recorded during the three and six months ended December 31, 2022 and 2021.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the six months ended December 31, 2022 were as follows (in thousands):

Balance as of June 30, 2022	$539,534
Additions	—
Effect of foreign currency translation	(11,904)
Balance as of December 31, 2022	$527,630

No impairment losses related to goodwill were recorded during the three and six months ended December 31, 2022 and 2021.

Intangible assets consisted of the following (in thousands):

	December 31, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,932	$(14,133)	$23,799	3.1
Developed technology (1)	39,499	(22,173)	17,326	1.4
Assembled workforce	12,490	(5,857)	6,633	0.8
Trademarks and domains, definite	1,460	(884)	576	2.0
Trademarks and domains, indefinite	2,146	—	2,146	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$93,877	$(43,047)	$50,830

	June 30, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$38,371	$(10,281)	$28,090	3.6
Developed technology (1)	39,782	(15,882)	23,900	1.9
Assembled workforce	12,490	(1,664)	10,826	1.3
Trademarks and domains, definite	1,507	(802)	705	2.4
Trademarks and domains, indefinite	2,146	—	2,146	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$94,646	$(28,629)	$66,017

(1)Excludes an intangible asset in the amount of $12.9 million which represents the right to purchase developed technology in connection with the Fast asset acquisition. Amortization of this asset will begin when the purchase of the developed technology assets is complete and are placed into service. Refer to Note 5. Acquisitions for more information.

Amortization expense for intangible assets was $7.4 million and $14.8 million for the three and six months ended December 31, 2022, respectively, and $5.5 million and $11.0 million for the three and six months ended December 31, 2021, respectively. No impairment losses related to intangible assets were recorded during the three and six months ended December 31, 2022 and 2021.

The expected future amortization expense of these intangible assets as of December 31, 2022 is as follows (in thousands):

2023 (remaining six months)	$14,644
2024	21,520
2025	7,167
2026	4,988
2027 and thereafter	15
Total amortization expense	$48,334

Commercial Agreement Assets

During the year ended June 30, 2022, we granted warrants in connection with our commercial agreements with certain subsidiaries of Amazon.com, Inc. (“Amazon”). The warrants were granted in exchange for certain performance provisions and the benefit of acquiring new users. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested upon grant. The asset was valued based on the fair value of the warrants and represents the probable future economic benefit to be realized over the approximate 3.2 year term of the commercial agreement at the grant date. For the three and six months ended December 31, 2022, we recognized amortization expense of $10.5 million and $20.9 million, respectively, and $5.8 million for both the three and six months ended December 31, 2021 in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense. Refer to Note 14. Stockholders’ Equity for further discussion of the warrants.

During the year ended June 30, 2021, we recognized an asset in connection with a commercial agreement with Shopify Inc. (“Shopify”), in which we granted warrants in exchange for the opportunity to acquire new merchant partners. This asset represents the probable future economic benefit to be realized over the expected benefit period and is valued based on the fair value of the warrants on the grant date. We recognized an asset of $270.6 million associated with the fair value of the warrants, which were fully vested as of December 31, 2022. The expected benefit period of the asset was initially estimated to be four years, and the remaining useful life of the asset is reevaluated each reporting period. During fiscal year 2022, the remaining expected benefit period was extended by two years upon the execution of an amendment to the commercial agreement with Shopify which extended the term of the agreement. During the three and six months ended December 31, 2022, we recorded amortization expense related to the commercial agreement asset of $9.1 million and $18.1 million, respectively, and $17.0 million and $34.0 million for the three and six months ended December 31, 2021, respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

During the year ended June 30, 2021, we recognized an asset in connection with a commercial agreement with an enterprise partner, in which we granted stock appreciation rights in exchange for the benefit of acquiring access to the partner's consumers. This asset represents the probable future economic benefit to be realized over the three-year expected benefit period and is valued based on the fair value of the stock appreciation rights on the grant date. We initially recognized an asset of $25.9 million associated with the fair value of the stock appreciation rights. During the three and six months ended December 31, 2022, we recorded amortization expense related to the asset of $2.1 million and $4.2 million, respectively, and $2.1 million and $4.0 million for the three and six months ended December 31, 2021, respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

Other Assets

    Other assets consisted of the following (in thousands):

	December 31, 2022	June 30, 2022
Derivative instruments	$69,615	$49,983
Operating lease right-of-use assets	43,614	50,671
Equity securities, at cost	43,172	43,172
Processing reserves	35,411	26,483
Prepaid expenses	34,306	37,497
Prepaid payroll taxes for stock-based compensation	14,338	35,172
Other receivables	21,739	17,221
Other assets	27,064	21,368
Total other assets	$289,259	$281,567

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands)

	December 31, 2022	June 30, 2022
Collateral held for derivative instruments	$68,374	$55,779
Operating lease liability	57,492	65,713
Accrued expenses	52,865	67,343
Contingent consideration liability	12,510	23,348
Other liabilities	29,378	25,415
Total accrued expenses and other liabilities	$220,619	$237,598

7. Leases

We lease facilities under operating leases with various expiration dates through 2030. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from nine months to one year. As of December 31, 2022, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to eight years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. The cash collateral and deposits for the letters of credit have been recognized as restricted cash in the interim condensed consolidated balance sheets and totaled $9.7 million as of both December 31, 2022 and June 30, 2022.

There was no impairment expense incurred related to leases during the three and six months ended December 31, 2022 and 2021.

The components of operating lease expenses are as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Operating lease expense	$3,672	$3,692	$7,516	$7,500

We have subleased a portion of our leased facilities. Sublease income totaled $0.9 million and $1.7 million during the three and six months ended December 31, 2022, respectively, and $0.9 million and $1.5 million during the three and six months ended December 31, 2021, respectively.

Lease term and discount rate information are summarized as follows:

December 31, 2022
Weighted average remaining lease term (in years)	4.3
Weighted average discount rate	4.7%

Maturities of lease liabilities as of December 31, 2022 are as follows (in thousands) for the years ended:

2023 (remaining six months)	$6,291
2024	16,503
2025	16,317
2026	15,371
2027 and thereafter	10,368
Total lease payments	64,850
Less imputed interest	(7,358)
Present value of lease liabilities	$57,492

8.   Commitments and Contingencies

Repurchase Obligation

Under the normal terms of our whole loans sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representation and warranties is identified. Generally, a breach in representation and warranties would occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. This amount was not material as of December 31, 2022.

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

Toole v. Affirm Holdings, Inc.

On February 28, 2022, plaintiff Jeffrey Toole filed a putative class action against Affirm and Max Levchin in the U.S. District Court for the Northern District of California (the “Toole action”). The Toole action alleged that Affirm violated Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder by issuing and then subsequently deleting a tweet from its official Twitter account on February 10, 2022, which omitted full details of Affirm’s second quarter fiscal 2022 financial results. Plaintiff sought class certification, unspecified compensatory and punitive damages, and costs and expenses. On September 28, 2022, the Court granted Affirm’s motion to dismiss for failure to state a claim with leave to amend within 21 days. No amended complaint was filed by the deadline. On October 20, 2022, the Court dismissed the putative class action and entered judgment in Affirm’s favor.

Vallieres v Levchin, et al.

On April 25, 2022, plaintiff Michael Vallieres filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of California (the “Vallieres action”) against Affirm, as a nominal defendant, and certain of Affirm’s current officers and directors as defendants based on allegations substantially similar to those in the Toole action. The Vallieres complaint purported to assert claims on Affirm's behalf for breach of fiduciary duty, gross mismanagement, abuse of control, unjust enrichment, and contribution under the federal securities laws, and sought corporate reforms, unspecified damages and restitution, and fees and costs. On January 12, 2023, the Court dismissed the derivative action without prejudice.

Williams v. Levchin, et al.

On September 16, 2022, plaintiff Ron Williams filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of California (the “Williams action”) against Affirm, as a nominal defendant, and certain of Affirm’s current and former officers and directors as defendants based on allegations substantially similar to those in the Toole action and Vallieres action. The Williams complaint purported to assert six causes of action on Affirm's behalf—violation of Section 14(a) of the Exchange Act, breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. The plaintiff in the Williams action also alleged a cause of action against defendant Levchin for contribution under 10(b) and 21D of the Exchange Act. The Williams complaint sought corporate reforms, unspecified damages and restitution, and fees and costs. On December 22, 2022, the Court dismissed the derivative action without prejudice.

Kusnier v. Affirm Holdings, Inc.

On December 8, 2022, plaintiff Mark Kusnier filed a putative class action lawsuit against Affirm, Max Levchin, and Michael Linford in the U.S. District Court for the Northern District of California (the “Kusnier action”). The Kusnier action alleges that Defendants caused Affirm to make materially false and/or misleading statements and/or failed to disclose that (i) Affirm’s BNPL service facilitated excessive consumer debt, regulatory arbitrage, and data harvesting; which (ii) subjected Affirm to a heightened risk of regulatory scrutiny and enforcement action; and (iii) as a result, Affirm’s public statements were materially false and misleading. In light of the above, Plaintiff asserts that Affirm violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that Levchin and Linford violated Section 20(a) of the Exchange Act. Plaintiff seeks class certification, unspecified compensatory and punitive damages, and costs and expenses.

We have determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described above, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Amounts accrued as of December 31, 2022 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.

9.   Transactions with Related Parties

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). Some of our directors, principal officers, and their immediate families have received loans facilitated by us, in accordance with our regular consumer loan offerings. As of December 31, 2022, the outstanding balance and interest earned on such accounts is immaterial.

10.   Debt

Debt encompasses funding debt, convertible senior notes and our revolving credit facility.

Funding Debt

Funding debt and its aggregate future maturities consists of the following (in thousands):

	December 31, 2022	June 30, 2022
2023	$177,864	$158,547
2024	520,794	421,484
2025	460,715	—
2026	193,954	—
2027 and thereafter	541,125	103,364
Total	$1,894,452	$683,395
Deferred debt issuance costs	(11,782)	(10,818)
Total funding debt, net of deferred debt issuance costs	$1,882,670	$672,577

Warehouse Credit Facilities

Through subsidiaries, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans.Borrowings under these agreements are referred to as funding debt and proceeds from the borrowings can only be used for the purposes of facilitating loan funding and origination, with advance rates ranging from 82% to 87% of the total collateralized balance. These revolving facilities mature between fiscal years 2023 and 2029, and subject to covenant compliance, generally permit borrowings up to 12 months prior to the final maturity date of each respective facility. As of December 31, 2022, the aggregate commitment amount of these facilities was $3.4 billion on a revolving basis, of which $1.9 billion was drawn, with $1.6 billion remaining available. Some of the loans originated by us or purchased from the originating bank partners are pledged as collateral for borrowings in our facilities. The unpaid principal balance of these loans totaled $2.1 billion and $549.6 million as of December 31, 2022 and June 30, 2022, respectively. Our U.S, based warehouse credit facilities and certain lending facilities funding the origination of loans outside of the U.S., have been classified as VIEs and are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm. Funding debt, net of deferred issuance costs, within out VIEs represents $1.9 billion and $672.6 million, as of December 31, 2022 and June 30, 2022, respectively.

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

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of December 31, 2022, we were in compliance with all applicable covenants in the agreements.

Repurchase Agreements

We entered into certain sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. The repurchase agreements each have an initial term of three months and subject to mutual agreement by Affirm and the counterparty, we may enter into a repurchase date extension for an additional three month term at market interest rates on such extension date. As of December 31, 2022, the interest rates were 4.06% on the senior pledged securities and 5.71% on the residual certificate pledged securities. We had $25.2 million and $27.0 million in debt outstanding under our repurchase agreements disclosed within funding debt on the interim condensed consolidated balance sheets as of December 31, 2022 and June 30, 2022, respectively. The debt will be amortized through regular principal and interest payments on the pledged securities. The outstanding debt relates to $32.8 million and $32.4 million in pledged securities disclosed within securities available for sale at fair value on the interim condensed consolidated balance sheets as of December 31, 2022 and June 30, 2022, respectively.

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
The convertible senior notes outstanding as of December 31, 2022 consisted of the following (in thousands):

	Principal Amount	Unamortized Discount and Issuance Cost	Net Carrying Amount
Convertible Senior Notes	$1,725,000	$(16,221)	$1,708,779

The 2026 Notes do not bear interest. During the three and six months ended December 31, 2022, we recognized $1.1 million and $2.1 million, respectively, of interest expense related to the amortization of debt discount and issuance costs in the interim condensed consolidated statement of operations and comprehensive loss within other (expense) income, net. As of December 31, 2022, the remaining life of the 2026 Notes is approximately 47 months.

Revolving Credit Facility

On February 4, 2022, we entered into a revolving credit agreement with a syndicate of commercial banks for a $165.0 million unsecured revolving credit facility. On May 16, 2022, we increased unsecured revolving commitments under the facility to $205.0 million. This facility bears interest at a rate equal to, at our option, either (a) a Secured Overnight Financing Rate (“SOFR”) rate determined by reference to the forward-looking term SOFR rate for the interest period, plus an applicable margin of 1.85% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the U.S. prime rate and (iii) the one-month forward-looking term SOFR rate plus 1.0% per annum, in each case, plus an applicable margin of 0.85% per annum. The revolving credit agreement has a final maturity date of February 4, 2025. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.20% per annum on the undrawn balance available. There are no borrowings outstanding under the facility as of December 31, 2022.

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

We defer and amortize debt issuance costs for consolidated securitization trusts on a straight-line basis over the expected life of the notes.

The following tables present the aggregate carrying value of financial assets and liabilities within consolidated VIEs (in thousands):

	December 31, 2022
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$1,911,540	$1,734,754	$176,786
Securitizations	1,367,950	1,316,053	51,897
Total consolidated VIEs	$3,279,490	$3,050,807	$228,683

	June 30, 2022
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$563,207	$534,422	$28,785
Securitizations	1,679,062	1,632,107	46,955
Total consolidated VIEs	$2,242,269	$2,166,529	$75,740

Unconsolidated VIEs

Our transactions with unconsolidated VIEs include securitization trusts where we did not retain significant economic exposure through our variable interests and therefore we determined that we are not the primary beneficiary as of December 31, 2022.

The following information pertains to unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary (in thousands):

	December 31, 2022
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$653,754	$635,677	$18,077	$32,719
Total unconsolidated VIEs	$653,754	$635,677	$18,077	$32,719

	June 30, 2022
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$996,242	$965,909	$30,333	$51,248
Total unconsolidated VIEs	$996,242	$965,909	$30,333	$51,248

Maximum exposure to losses represents our exposure through our continuing involvement as servicer and through our retained interests. For unconsolidated VIEs, this includes $32.8 million in retained notes and residual certificates disclosed within securities available for sale at fair value in our interim condensed consolidated balance sheets and $47.0 thousand related to our net servicing assets and liabilities disclosed within our interim condensed consolidated balance sheets as of December 31, 2022.

Additionally, we may experience a loss due to future repurchase obligations resulting from breaches in representations and warranties in our securitization and third-party sale agreements. This amount was not material as of December 31, 2022.

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

See Note 12. Investments and Note 13. Fair Value of Financial Assets and Liabilities for additional information on the fair value sensitivity of the notes receivable and residual certificates. Additionally, as of December 31, 2022, we have pledged each of our retained beneficial interests as collateral in a sale and repurchase agreement as described in Note 10. Debt.

12.   Investments

Marketable Securities

Marketable securities include certain investments classified as cash and cash equivalents and securities available for sale, at fair value, and consist of the following as of each date presented within the interim condensed consolidated balance sheets (in thousands):

	December 31, 2022	June 30, 2022
Cash and cash equivalents:
Money market funds	$899,736	$162,483
Certificates of deposit	—	16,026
Commercial paper	—	229,272
Government bonds
US	29,967	58,541
Securities available for sale:
Certificates of deposit	181,758	300,390
Corporate bonds	314,014	368,671
Commercial paper	156,459	478,293
Government bonds
Non-US	11,967	17,955
US	216,956	378,386
Securitization notes receivable and certificates (1)	32,766	51,678
Other	1,003	$—
Total marketable securities:	$1,844,626	$2,061,695

(1)These securities have been pledged as collateral in connection with sale and repurchase agreements as discussed within Note 10. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of December 31, 2022 and June 30, 2022 were as follows (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit (1)	$182,547	$27	$(816)	$—	$181,758
Corporate bonds (1)	319,023	3	(5,012)	—	314,014
Commercial paper (1)	156,766	12	(319)	—	156,459
Government bonds
Non-US	12,180	—	(213)	—	11,967
US (1)	250,095	10	(3,182)	—	246,923
Securitization notes receivable and certificates (2)	34,093	—	(991)	(336)	32,766
Other	1,003	—	—	—	1,003
Total securities available for sale	$955,707	$52	$(10,533)	$(336)	$944,890

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit (1)	$317,331	$6	$(921)	$—	$316,416
Corporate bonds (1)	371,907	7	(3,243)	—	368,671
Commercial paper (1)	708,694	16	(1,145)	—	707,565
Government bonds
Non-US	18,196	—	(241)	—	17,955
US (1)	438,947	—	(2,020)	—	436,927
Securitization notes receivable and certificates (2)	52,180	178	(659)	(21)	51,678
Total securities available for sale	$1,907,255	$207	$(8,229)	$(21)	$1,899,212

(1)Certificates of deposit, corporate bonds, US government bonds, and commercial paper include $30.0 million and $303.8 million as of December 31, 2022 and June 30, 2022, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)These securities have been pledged as collateral in connection with sale and repurchase agreements as discussed within Note 10. Debt

As of December 31, 2022 and June 30, 2022, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of December 31, 2022 and June 30, 2022, are as follows (in thousands):

	December 31, 2022
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$120,276	$(816)	$—	$—	$120,276	$(816)
Corporate bonds	258,665	(4,459)	46,305	(553)	304,970	(5,012)
Commercial paper	114,004	(319)	—	—	114,004	(319)
Government bonds
Non-US	2,092	(55)	9,876	(158)	11,968	(213)
US	190,023	(3,041)	26,933	(141)	216,956	(3,182)
Total securities available for sale (1)	$685,060	$(8,690)	$83,114	$(852)	$768,174	$(9,542)

	June 30, 2022
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$290,169	$(921)	$—	$—	$290,169	$(921)
Corporate bonds	351,088	(3,243)	—	—	351,088	(3,243)
Commercial paper	679,272	(1,145)	—	—	679,272	(1,145)
Government bonds
Non-US	17,955	(241)	—	—	17,955	(241)
US	431,903	(2,020)	—	—	431,903	(2,020)
Securitization notes receivable and certificates	722	(45)	—	—	722	(45)
Total securities available for sale (1)	$1,771,109	$(7,615)	$—	$—	$1,771,109	$(7,615)

(1)The number of positions with unrealized losses for which an allowance for credit losses has not been recorded totaled 135 and 270 as of December 31, 2022 and June 30, 2022, respectively.

The length of time to contractual maturities of securities available for sale as of December 31, 2022 and June 30, 2022 were as follows (in thousands):

	December 31, 2022
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit (2)	$182,547	$181,758	$—	$—	$182,547	$181,758
Corporate bonds (2)	176,257	174,773	142,766	139,241	319,023	314,014
Commercial paper (2)	156,766	156,459	—	—	156,766	156,459
Government bonds
Non-US	10,033	9,875	2,147	2,092	12,180	11,967
US (2)	205,898	204,097	44,197	42,826	250,095	246,923
Securitization notes receivable and certificates (1)	—	—	34,093	32,766	34,093	32,766
Other	1,003	1,003	—	—	1,003	1,003
Total securities available for sale	$732,504	$727,965	$223,203	$216,925	$955,707	$944,890

	June 30, 2022
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit (2)	$317,331	$316,416	$—	$—	$317,331	$316,416
Corporate bonds (2)	206,208	204,614	165,699	164,057	371,907	368,671
Commercial paper (2)	708,694	707,565	—	—	708,694	707,565
Government bonds
Non-US	11,895	11,813	6,301	6,142	18,196	17,955
US (2)	360,757	359,242	78,190	77,685	438,947	436,927
Securitization notes receivable and certificates (1)	—	—	52,180	51,678	52,180	51,678
Total securities available for sale	$1,604,885	$1,599,650	$302,370	$299,562	$1,907,255	$1,899,212

(1)Based on weighted average life of expected cash flows as of December 31, 2022 and June 30, 2022.
(2)Certificates of deposit, corporate bonds, US government bonds, and commercial paper include $30.0 million and $303.8 million as of December 31, 2022 and June 30, 2022, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.

Gross proceeds from matured or redeemed securities were $473.3 million and $2,154.4 million for the three and six months ended December 31, 2022, respectively, and $584.9 million and $635.6 million for the three and six months ended December 31, 2021, respectively.

For available for sale securities realized gains and losses from portfolio sales were not material for the three and six months ended December 31, 2022. There were no portfolio sales or associated realized gains or losses for the three and six months ended December 31, 2021.

Non-marketable Equity Securities

Equity investments without a readily determinable fair value held at cost were $43.2 million as of both December 31, 2022 and June 30, 2022 and are included in other assets within the interim condensed consolidated balance sheets.

There have been no unrealized or realized gains and losses due to observable changes in orderly transactions and we did not record any impairment for the three and six months ended December 31, 2022 and 2021.

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

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and June 30, 2022 (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$899,736	$—	$—	$899,736
Government bonds - U.S.	—	29,967	—	29,967
Securities available for sale:
Certificate of deposit	—	181,758	—	181,758
Corporate bonds	—	314,014	—	314,014
Commercial paper	—	156,459	—	156,459
Government bonds:
Non-U.S.	—	11,967	—	11,967
U.S.	—	216,956	—	216,956
Securitization notes receivable and residual trust certificates	—	—	32,766	32,766
Other	—	—	1,003	1,003
Servicing assets	—	—	1,093	1,093
Derivative instruments	—	69,615	—	69,615
Total assets	$899,736	$980,736	$34,862	$1,915,334
Liabilities:
Servicing liabilities	$—	$—	$3,680	$3,680
Performance fee liability	—	—	1,876	1,876
Residual trust certificates, held by third-parties	—	—	242	242
Contingent consideration	—	—	12,510	12,510
Profit share liability	—	—	3,697	3,697
Total liabilities	$—	$—	$22,005	$22,005

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$162,483	$—	$—	$162,483
Certificates of deposit	—	16,026	—	16,026
Commercial paper	—	229,272	—	229,272
Government bonds - U.S.	—	58,541	—	58,541
Securities available for sale:
Certificate of deposit	—	300,390	—	300,390
Corporate bonds	—	368,671	—	368,671
Commercial paper	—	478,293	—	478,293
Government bonds:
Non-U.S.	—	17,955	—	17,955
U.S.	—	378,386	—	378,386
Securitization notes receivable and residual trust certificates	—	—	51,678	51,678
Servicing assets	—	—	1,192	1,192
Derivative instruments	—	49,983	—	49,983
Total assets	$162,483	$1,897,517	$52,870	$2,112,870
Liabilities:
Servicing liabilities	$—	$—	$2,673	$2,673
Performance fee liability	—	—	1,710	1,710
Residual trust certificates, held by third-parties	—	—	377	377
Contingent consideration	—	—	23,348	23,348
Profit share liability	—	—	1,987	1,987
Total liabilities	$—	$—	$30,095	$30,095

There were no transfers between levels during the periods ended December 31, 2022 and June 30, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Securities Available for Sale

As of December 31, 2022, we held marketable securities classified as available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Derivative Instruments

Our primary objective in holding derivatives is to reduce the volatility in cash flows associated with our funding activities, arising from changes in interest rates. We do not employ derivatives for trading or speculative purposes.

As of December 31, 2022, we used a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risk associated with variable interest rates. Neither the interest rate caps or the interest rate swaps have been designated as hedging instruments.

As of December 31, 2022 and June 30, 2022, the interest rate caps and interest rate swaps are in a net asset position, and classified as Level 2 within the fair value hierarchy, based on prices quoted for similar financial instruments in markets that are not active. The fair values are presented gross within other assets and offsetting collateral received by the counterparty is presented as a liability within accrued expenses and other liabilities on the interim condensed consolidated balance sheets. Any changes in the fair value of these financial instruments are reflected in other (expense) income, net, on the interim condensed consolidated statements of operations and comprehensive loss.

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

Servicing Assets and Liabilities

We sold loans with an unpaid balance of $2.1 billion and $4.1 billion for the three and six months ended December 31, 2022, respectively, and $2.5 billion and $3.6 billion for the three and six months ended December 31, 2021, respectively, for which we retained servicing rights.

As of December 31, 2022 and June 30, 2022, we serviced loans which we sold with a remaining unpaid principal balance of $4.6 billion and $4.5 billion, respectively.

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

We earned $21.5 million and $42.9 million of servicing income for the three and six months ended December 31, 2022, respectively, and $11.3 million and $20.8 million for the three and six months ended December 31, 2021, respectively.

As of December 31, 2022 and June 30, 2022, the aggregate fair value of the servicing assets was measured at $1.1 million and $1.2 million, respectively, and presented within other assets on the interim condensed consolidated balance sheets. As of December 31, 2022 and June 30, 2022, the aggregate fair value of the servicing liabilities was measured at $3.7 million and $2.7 million, respectively, and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Fair value at beginning of period	$1,142	$2,287	$1,192	$2,349
Initial transfers of financial assets	404	645	433	1,114
Subsequent changes in fair value	(453)	(754)	(532)	(1,285)
Fair value at end of period	$1,093	$2,178	$1,093	$2,178

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Fair value at beginning of period	$3,152	$3,610	$2,673	$3,961
Initial transfers of financial assets	2,207	6,749	4,195	8,724
Subsequent changes in fair value	(1,679)	(1,733)	(3,188)	(4,059)
Fair value at end of period	$3,680	$8,626	$3,680	$8,626

The following tables presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of December 31, 2022 and June 30, 2022:

		December 31, 2022
	Unobservable Input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.75%	3.00%	1.01%
	Gross default rate (2)	1.84%	10.56%	4.08%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.75%	3.00%	2.22%
	Gross default rate (2)	6.72%	36.55%	14.22%

		June 30, 2022
	Unobservable Input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation(1)	0.78%	1.85%	1.10%
	Gross default rate (2)	0.59%	50.59%	1.59%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation(1)	2.13%	2.34%	2.21%
	Gross default rate (2)	9.03%	24.44%	13.81%

(1)Estimated annual cost of servicing a loan as a percentage of unpaid principal balance
(2)Annualized estimated gross charge-offs as a percentage of unpaid principal balance

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	December 31, 2022	June 30, 2022
Servicing assets
Gross default rate assumption:
Gross default rate increase of 25%	$(1)	$11
Gross default rate increase of 50%	$(2)	$22
Adequate compensation assumption:
Adequate compensation increase of 10%	$(801)	$—
Adequate compensation increase of 20%	$(1,602)	$—
Adequate compensation increase of 25%	$—	$(3,513)
Adequate compensation increase of 50%	$—	$(7,026)
Discount rate assumption:
Discount rate increase of 25%	$(40)	$(57)
Discount rate increase of 50%	$(77)	$(109)
Servicing liabilities
Gross default rate assumption:
Gross default rate increase of 25%	$(15)	$(10)
Gross default rate increase of 50%	$(31)	$(21)
Adequate compensation assumption:
Adequate compensation increase of 10%	$3,181	$—
Adequate compensation increase of 20%	$6,363	$—
Adequate compensation increase of 25%	$—	$6,139
Adequate compensation increase of 50%	$—	$12,278
Discount rate assumption:
Discount rate increase of 25%	$(75)	$(50)
Discount rate increase of 50%	$(145)	$(98)

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

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Fair value at beginning of period	$1,763	$1,335	$1,710	$1,290
Purchases of loans	572	503	1,051	833
Settlements Paid	(501)	—	(501)	—
Subsequent changes in fair value	42	(308)	(384)	(593)
Fair value at end of period	$1,876	$1,530	$1,876	$1,530

Significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability are the discount rate, refund rate, and default rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of December 31, 2022 and June 30, 2022:

	December 31, 2022
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.78%	3.34%	2.63%

	June 30, 2022
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.78%	3.10%	2.42%

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

The following table summarizes the activity related to the fair value of the residual trust certificates held by third-parties (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Fair value at beginning of period	$308	$745	$377	$914
Repayments	(78)	(148)	(177)	(403)
Subsequent changes in fair value	12	22	42	108
Fair value at end of period	$242	$619	$242	$619

Significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties as of December 31, 2022 and June 30, 2022:

	December 31, 2022
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	15.00%	10.00%
Loss rate	0.71%	1.07%	0.71%
Prepayment rate	6.50%	13.00%	13.00%

	June 30, 2022
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Loss rate	0.75%	0.75%	0.75%
Prepayment rate	8.00%	8.00%	8.00%

Retained Beneficial Interests in Unconsolidated VIEs

As of December 31, 2022, the Company held notes receivable and residual trust certificates with an aggregate fair value of $32.8 million in connection with unconsolidated securitizations. The balances correspond to the 5% economic risk retention the Company is required to maintain as the securitization sponsor.

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

The following table summarizes the activity related to the fair value of the residual trust certificates (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Fair value at beginning of period	$41,503	$13,744	$51,678	$16,170
Additions	—	13,695	—	13,695
Cash received (due to payments or sales)	(9,063)	(2,080)	(18,835)	(4,384)
Change in unrealized gain (loss)	138	(73)	(510)	(184)
Accrued interest	295	84	748	70
Reversal of (impairment on) securities available for sale	(107)	(51)	(315)	(48)
Fair value at end of period	$32,766	$25,319	$32,766	$25,319

Significant unobservable inputs used for our Level 3 fair value measurement of the notes and residual trust certificates are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates as of December 31, 2022 and June 30, 2022:

	December 31, 2022
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	4.45%	37.77%	7.28%
Loss rate	0.99%	15.30%	3.38%
Prepayment rate	6.75%	26.40%	18.35%

	June 30, 2022
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	3.68%	22.50%	5.37%
Loss rate	0.61%	10.95%	2.65%
Prepayment rate	5.25%	35.00%	18.48%

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the securitization residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

	December 31, 2022	June 30, 2022
Discount rate assumption:
Discount rate increase of 25%	$(417)	$(1,410)
Discount rate increase of 50%	$(820)	$(2,295)
Loss rate assumption:
Loss rate increase of 25%	$(297)	$(729)
Loss rate increase of 50%	$(460)	$(964)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$(59)	$(545)
Prepayment rate decrease of 50%	$(119)	$(519)

Contingent Consideration

Our acquisition of PayBright, Inc. (“PayBright”) on January 1, 2021 included consideration transferred and 2,587,362 shares of our common stock held in escrow, contingent upon the achievement of future milestones. At the acquisition date, we classified the contingent consideration as a liability and estimated its fair value using a Monte Carlo simulation utilizing assumptions of simulated revenue, equity volatility, and a discount rate. The liability is remeasured to its fair value at each reporting date, utilizing a Monte Carlo simulation for periods in which actual revenues are unknown, until the contingency is resolved. During the year ended June 30, 2022, one of these milestones was achieved and 1,293,681 shares of our Class A common stock were released from escrow, resulting in a reduction to the contingent liability. During the three and six months ended December 31, 2022, an additional milestone was achieved and the fair value was estimated based on the shares expected to be released from escrow multiplied by the estimated share price. The fair value estimate represents a Level 3 measurement, as the revenue milestone represents a significant unobservable input. The change in fair value of the contingent consideration at each reporting date is recognized as a component of other (expense) income, net in the interim condensed consolidated statements of operations and comprehensive loss for the respective period.

The following table summarizes the activity related to the fair value of the PayBright contingent consideration (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Fair value at beginning of period	$24,269	$290,719	$23,348	$153,447
Subsequent changes in fair value	(12,062)	(34,026)	(9,302)	107,567
Effect of foreign currency translation	303	(2,943)	(1,536)	(7,264)
Fair value at end of period	$12,510	$253,750	$12,510	$253,750

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

The following table summarizes the activity related to the fair value of the profit share liability (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
Fair value at beginning of period	$1,876	$1,400	$1,987	$2,464
Facilitation of loans	2,342	2,534	3,475	3,574
Actual performance	612	(1,011)	(2,264)	(1,011)
Subsequent changes in fair value	(1,133)	(871)	499	(2,975)
Fair value at end of period	$3,697	$2,052	$3,697	$2,052

Significant unobservable inputs used for our Level 3 fair value measurement of the profit share liability are the discount rate and estimated program profitability. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of December 31, 2022 and June 30, 2022:

	December 31, 2022
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	30.00%	30.00%	30.00%
Program profitability	0.07%	1.82%	1.72%

	June 30, 2022
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	30.00%	30.00%	30.00%
Program profitability	1.25%	3.54%	1.28%

Financial Assets and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial assets and liabilities not recorded at fair value as of December 31, 2022 and June 30, 2022 (in thousands):

	December 31, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	$344	$—	$344	$—	$344
Loans held for investment, net	3,473,404	—	—	3,613,246	3,613,246
Other assets	11,367	—	11,367	—	11,367
Total assets	$3,485,115	$—	$11,711	$3,613,246	$3,624,957
Liabilities:
Convertible senior notes, net (1)	$1,708,779	$—	$948,778	$—	$948,778
Notes issued by securitization trusts	1,314,212	—	—	1,253,937	1,253,937
Funding debt (2)	1,894,452	—	—	1,894,401	1,894,401
Total liabilities	$4,917,443	$—	$948,778	$3,148,338	$4,097,116

	June 30, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	$2,670	$—	$2,670	$—	$2,670
Loans held for investment, net	2,348,169	—	—	2,412,871	2,412,871
Other assets	12,661	—	12,661	—	12,661
Total assets	$2,363,500	$—	$15,331	$2,412,871	$2,428,202
Liabilities:
Convertible senior notes, net (1)	$1,706,668	$—	$984,285	$—	$984,285
Notes issued by securitization trusts	1,627,580	—	—	1,529,401	1,529,401
Funding debt (2)	683,395	—	—	683,388	683,388
Total liabilities	$4,017,643	$—	$984,285	$2,212,789	$3,197,074

(1)The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.
(2)As of December 31, 2022 and June 30, 2022, debt issuance costs in the amount of $11.8 million and $10.8 million, respectively, was included within funding debt.

14.   Stockholders’ Equity

Common Stock

The Company had shares of common stock reserved for issuance as follows:

	December 31, 2022	June 30, 2022
Available outstanding under stock option plan	54,689,282	53,158,233
Available for future grant under stock option plan	39,443,744	31,156,746
Total	94,133,026	84,314,979

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

In November 2021, we granted warrants to purchase 22,000,000 shares of common stock in connection with our commercial agreements with Amazon. 7,000,000 of the warrant shares have an exercise price of $0.01 per share and a term of 3.5 years, while the remaining 15,000,000 warrant shares have an exercise price of $100 per share and a term of 7.5 years. We valued the warrants at the grant date using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero; years to maturity of 3.5 and 7.5 years, respectively; volatility of 45%; and a risk-free rate of 0.93% and 1.47%, respectively. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested at the grant date. Refer to Note 6. Balance Sheet Components for more information on the asset and related amortization during the period. The remaining grant-date fair value of the warrants will be recognized within our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions. During the three and six months ended December 31, 2022, a total of $138.6 million and $257.7 million, respectively, was recognized within sales and marketing expense which included $10.5 million and $20.9 million, respectively, in amortization expense of the commercial agreement asset and $128.1 million and $236.8 million, respectively, in expense based upon the grant-date fair value of the warrant shares that vested. During both the three and six months ended December 31, 2021, a total of $70.6 million was recognized within sales and marketing expense which included $5.8 million in amortization expense of the commercial agreement asset and $64.9 million in expense based upon the grant-date fair value of the warrant shares that vested.

15.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and restricted stock units (“RSUs”) to employees, officers, directors, and consultants. As of December 31, 2022, the maximum number of shares of common stock which may be issued under the Plan is

146,209,197 Class A shares. As of December 31, 2022 and June 30, 2022, there were 39,443,744 and 31,156,746 shares of Class A common stock, respectively, available for future grants under the Plan.

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

The following table summarizes our stock option activity for the six months ended December 31, 2022:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2022	19,310,706	$15.22	6.94
Granted	1,523,736	21.22
Exercised	(533,393)	4.55
Forfeited, expired or cancelled	(908,703)	39.09
Balance as of December 31, 2022	19,392,346	14.87	6.67
Vested and exercisable, December 31, 2022	13,649,028	$10.10	5.79	$43,193
Vested and exercisable, and expected to vest thereafter(1) December 31, 2022	19,342,618	$14.87	6.64	$44,086

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

The weighted-average grant date fair value of options granted during the six months ended December 31, 2022 was $11.81. As of December 31, 2022, unrecognized compensation expense related to unvested stock options was approximately $58.0 million, which is expected to be recognized over a remaining weighted-average period of 2.2 years.

When an employee exercises stock options, we collect and remit taxes on the employee’s behalf to applicable taxing authorities. As of December 31, 2022 and June 30, 2022, the balance of equity exercise taxes payable was $1.9 million and $10.9 million, respectively, which is included in accounts payable on the interim condensed consolidated balance sheets.

Value Creation Award

In November 2020, in connection with an overall review of the compensation of Max Levchin, our Chief Executive Officer, in advance of the IPO, and taking into account Mr. Levchin’s leadership since the inception of the Company, the comparatively modest level of cash compensation he had received from the Company during his many years of service, and that he did not hold any unvested equity awards, the Company’s Board of Directors approved a long-term, multi-year performance-based stock option grant providing Mr. Levchin with the opportunity to earn the right to purchase up to 12,500,000 shares of the Company’s Class A common stock (the “Value Creation Award”). We recognize stock-based compensation on these awards based on the grant date fair value using an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. During the three and six months ended December 31, 2022, we incurred stock-based compensation expense of $27.5 million and $55.0 million, respectively, associated with the Value Creation Award as a component of general and administrative expense within the interim condensed consolidated statements of operations and comprehensive loss. For the three and six months ended December 31, 2021, we incurred stock-based compensation expense of $42.3 million and $84.5 million, respectively.

As of December 31, 2022, unrecognized compensation expense related to the Value Creation Award was approximately $152.5 million, which is expected to be recognized over a remaining weighted-average period of 3.0 years.

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

The following table summarizes our RSU activity during the six months ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of June 30, 2022	21,387,592	$38.41
Granted	9,860,752	27.48
Vested	(6,263,666)	34.50
Forfeited, expired or cancelled	(2,106,144)	39.77
Non-vested as of December 31, 2022	22,878,534	$34.64

As of December 31, 2022, unrecognized compensation expense related to unvested RSUs was approximately $675.8 million, which is expected to be recognized over a remaining weighted-average period of 2.0 years.

2020 Employee Stock Purchase Plan

On November 18, 2020, our Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum effort towards the success of the Company and that of its affiliates. A total of 11.3 million shares of Class A common stock are reserved and available for issuance under the ESPP and 649,580 shares have been issued as of December 31, 2022. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year, with the initial six-month offering period beginning December 1, 2021. At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP at the first day of the offering period, which represents the grant date. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
General and administrative	$66,659	$61,947	$133,999	$129,689
Technology and data analytics	48,534	21,427	91,962	41,494
Sales and marketing	5,549	4,633	13,677	9,657
Processing and servicing	1,033	530	1,945	886
Total stock-based compensation in operating expenses	121,775	88,537	241,583	181,726
Capitalized into property, equipment and software, net	22,443	13,383	43,647	25,073
Total stock-based compensation expense	$144,218	$101,920	$285,230	$206,799

In connection with the acquisition of Returnly on May 1, 2021, we issued 304,364 shares of our Class A common stock, which are held in escrow. Because the future payment of the escrowed shares is contingent on continued employment of certain employees, the arrangement represents stock-based compensation in the post combination period. The grant-date fair value was estimated based on the value of the shares at the date of closing. The escrowed shares have a requisite service period of two years and contain a performance-based vesting condition (i.e., the achievement of certain revenue targets). We record stock-based compensation expense on a straight-line basis for each tranche over the requisite service period, as long as the performance-based conditions are considered probable of being satisfied. During the six months ended December 31, 2022, the arrangement was modified, resulting in the release of 45,459 shares from escrow and the remittance of 243,384 shares back to the Company. The modification resulted in the recognition of $2.0 million of incremental compensation cost within general and administrative expenses in our interim condensed statement of operations. As of December 31, 2022, 15,521 shares remain in escrow.

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

For the three and six months ended December 31, 2022, we recorded income tax expense (benefit) of $(1.6) million and $(1.7) million, respectively, which was primarily attributable to the effects of foreign income taxes on our Canadian subsidiary and partially offset by various U.S state and other foreign income taxes, as well as the tax amortization of certain intangibles. For the three and six months ended December 31, 2021, we recorded income tax expense (benefit) of $0.3 million and $0.4 million, respectively, which was primarily attributable to various U.S. state and foreign income taxes and the tax amortization of certain intangibles.

As of December 31, 2022, we continue to recognize a full valuation allowance against our U.S. federal and state net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company for the prior three fiscal years. The presence of a three-year cumulative loss limits the ability to consider other subjective evidence, such as our expectations of future taxable income and projections for growth.

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

17.   Net Loss per Share Attributable to Common Stockholders

The following table presents basic and diluted net loss per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022		2022
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(256,451)	$(65,986)	$(455,739)	$(117,967)
Net loss attributable to common stockholders - basic and diluted	$(256,451)	$(65,986)	$(455,739)	$(117,967)
Denominator:
Weighted average shares of common stock - basic	233,581,678	60,101,653	232,201,361	60,104,939
Weighted average shares of common stock - diluted	233,581,678	60,101,653	232,201,361	60,104,939
Net loss per share:
Basic	$(1.10)	$(1.10)	$(1.96)	$(1.96)
Diluted	$(1.10)	$(1.10)	$(1.96)	$(1.96)

	Three Months Ended December 31,		Six Months Ended December 31,
	2021		2021
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(121,609)	$(38,126)	$(332,251)	$(134,099)
Net loss attributable to common stockholders - basic and diluted	$(121,609)	$(38,126)	$(332,251)	$(134,099)
Denominator:
Weighted average shares of common stock - basic	214,335,757	67,198,131	194,918,082	78,670,012
Weighted average shares of common stock - diluted	214,335,757	67,198,131	194,918,082	78,670,012
Net loss per share:
Basic	$(0.57)	$(0.57)	$(1.70)	$(1.70)
Diluted	$(0.57)	$(0.57)	$(1.70)	$(1.70)

The following common stock equivalents, presented based on amounts outstanding, were excluded from the calculation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of December 31,
	2022	2021
Restricted stock units	22,878,534	13,345,552
Stock options, including early exercise of options	19,392,346	18,851,935
Common stock warrants	6,178,730	6,075,005
Employee stock purchase plan shares	1,121,878	123,093
Total	49,571,488	38,395,585

18.   Segments and Geographical Information

We conduct our operations through a single operating segment and, therefore, one reportable segment.

Revenue

Revenue by geography is based on the billing addresses of the borrower or the location of the merchant’s national headquarters. The following table sets forth revenue by geographic area (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
United States	$390,389	$350,486	$742,974	$612,089
Canada	9,121	10,525	18,135	18,307
Other	48	—	73	—
Total	$399,558	$361,011	$761,182	$630,396

Long-Lived Assets

The following table sets forth our long-lived assets, consisting of property, equipment and software, net and operating lease right-of-use assets, by geographic area (in thousands):

	December 31, 2022	June 30, 2022
United States	$288,989	$217,532
Canada	3,195	4,390
Other	$369	$231
Total	$292,553	$222,153

19.   Subsequent Events

The Company has evaluated the impact of events that have occurred subsequent to December 31, 2022, through the date of the interim condensed consolidated financial statements were filed with the SEC. There were no significant subsequent events identified other than the matters described below.
Business Combination

On February 1, 2023, we completed the closing of the transaction contemplated by a share purchase agreement entered into with certain sellers (as set forth therein) to acquire the entire issued share capital of Butter Holdings Ltd., a buy now, pay later company based in the United Kingdom. The purchase price was comprised of $14.9 million in cash, subject to adjustments in accordance with the purchase agreement, and $1.5 million settlement of subordinated secured notes. The initial accounting for the business combination is incomplete at the time of this filing due to the limited amount of time between the acquisition date and the date that these financial statements are issued. As a result, it is impracticable for us to provide all of the disclosures required for a business combination pursuant to ASC 805.
Restructuring

On February 8, 2023, we committed to a restructuring plan (the “Plan”) designed to manage our operating expenses in response to current macroeconomic conditions and ongoing business prioritization efforts. The Plan provides for a reduction of our workforce by approximately 500 employees, representing approximately 19% of our employees. In connection with the Plan, we are reevaluating our need for leased office space and have made the decision to fully vacate a portion of our San Francisco office. We expect implementation of the Plan to be substantially complete by the end of fiscal 2023.
We expect to incur approximately $35 million to $39 million in total restructuring costs, which includes cash expenditures of $24 million to $28 million relating to one-time employee severance and other employment termination benefits and non-cash expenditures of approximately $11 million relating to the acceleration of amortization expense for the lease asset that we expect to incur in connection with the partial office closure. We expect to record the majority of the associated charges and the majority of the associated cash expenditures in the third fiscal quarter of 2023.
The estimates of the costs and expenses that we expect to incur are subject to a number of assumptions and actual expenses may differ materially from the estimates disclosed above. We may also incur costs and expenses not currently contemplated due to unanticipated events that may occur with the implementation of the Plan.

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

Our total revenue, net was approximately $399.6 million and $761.2 million for the three and six months ended December 31, 2022, respectively, and $361.0 million and $630.4 million for the three and six months ended December 31, 2021, respectively. We incurred net losses of $322.4 million and $573.7 million for the three and six months ended December 31, 2022, respectively, and $159.7 million and $466.4 million for the three and six months ended December 31, 2021, respectively.
Our business is designed to scale efficiently. Our partnerships with a diverse set of capital partners, including our warehouse facilities, securitization trusts and forward flow arrangements, have allowed us to remain equity capital efficient though market cycles. Since July 1, 2016, we have processed approximately $43.0 billion of GMV on our platform. As of December 31, 2022, we had over $10.5 billion in funding capacity from our capital partners, a decrease of $0.1 billion from $10.6 billion as of June 30, 2022.
The equity capital required to build our total platform portfolio has increased from approximately 3% of the total platform portfolio as of June 30, 2022, to approximately 5% as of December 31, 2022. This metric measures the equity intensity of our business or the amount of capital used in relation to the scale of our enterprise. We define our total platform portfolio as the unpaid principal balance outstanding of all loans facilitated through our platform as of the balance sheet date, including loans held for investment, loans held for sale, and loans owned by third-parties. This amount totaled $8.4 billion and $7.1 billion as of December 31, 2022 and June 30, 2022, respectively. Additionally, we define the equity capital required as the balance of loans held for investment plus loans held for sale less funding debt and notes issued by securitization trusts, per our interim condensed consolidated balance sheet. This amount totaled $459.0 million and $206.1 million as of December 31, 2022 and June 30, 2022, respectively. Equity capital required as a percent of the last twelve months’ GMV was 2% and 1% as of December 31, 2022 and June 30, 2022, respectively.
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
Our Financial Model

Our Revenue Model
From merchants, we earn a fee when we help them convert a sale and facilitate a transaction. We have two loan product offerings: Pay-in-4 and Core loans. Pay-in-4 is a short-term payment plan with four biweekly 0% APR installments, while Core loans include all interest bearing installment loans and 0% APR monthly installment loans. While merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering, we generally earn larger merchant fees on 0% APR financing products. For the three and six months ended December 31, 2022, Pay-in-4 represented 23% and 21% of total GMV facilitated through our platform, respectively, while 0% APR Core loans represented 10% and 13%, respectively. For the three and six months ended December 31, 2021, Pay-in-4 represented 18% and 17% of total GMV facilitated through our platform, respectively, while 0% APR Core loans represented 26% and 27%, respectively.
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

Our Loan Origination and Servicing Model
When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model. Once approved for the loan, the consumer then selects his/her/their preferred repayment option. A portion of these loans are funded and issued by our originating bank partners: Cross River Bank, an FDIC-insured New Jersey state-chartered bank, and Celtic Bank, an FDIC-insured Utah state-chartered industrial bank. These partnerships allow us to benefit from our partners’ ability to originate loans under their banking licenses while complying with various federal, state, and other laws. Under this arrangement, we must comply with our originating bank partners' credit policies and underwriting procedures, and our originating bank partners maintain ultimate authority to decide whether to originate a loan or not. When an originating bank partner originates a loan, it funds the loan through its own funding sources and may subsequently offer and sell the loan to us. Pursuant to our agreements with these partners, we are obligated to purchase the loans facilitated through our platform that such partner offers us and our obligation is secured by cash deposits. To date, we have purchased all of the loans facilitated through our platform and originated by our originating bank partners. When we purchase a loan from an originating bank partner, the purchase price is equal to the outstanding principal balance of the loan, plus a fee and any accrued interest. The originating bank partner also retains an interest in the loans purchased by us through a loan performance fee that is payable by us on the principal amount of a loan that is paid by a consumer. See Note 13. Fair Value of Financial Assets and Liabilities for more information on the performance fee liability.
We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada and across various states in the U.S. through our consolidated subsidiaries. For the three and six months ended December 31, 2022, we originated approximately $261.3 million, or 5%, and $430.4 million, or 4%, respectively, of loans in Canada compared to approximately $293.4 million, or 7%, and $429.7 million, or 6%, of loans for the three and six months ended December 31, 2021, respectively. For the three and six months ended December 31, 2022, we directly originated $807.7 million, or 14%, and $1,512.4 million, or 15%, respectively, of loans in the U.S. pursuant to our state licenses, compared to approximately $728.3 million and $1,114.6 million, or 16%, of loans for both the three and six months ended December 31, 2021, respectively.
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

	Three Months Ended December 31,			Six Months Ended December 31,
	2022	2021	% Change	2022	2021	% Change
	(in thousands, except per consumer data)
Gross Merchandise Volume (GMV)	$5,658,286	$4,457,574	27%	$10,047,703	$7,170,513	40%
GMV
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us. However, the GMV processed through our platform is an indicator of the success of our merchants and the strength of our platform. For the three months ended December 31, 2022, GMV was $5.7 billion, which represented an increase of approximately 27% as compared to $4.5 billion for the same period in 2021.

For the six months ended December 31, 2022, GMV was $10.0 billion, which represented an increase of approximately 40% as compared to $7.2 billion for the same period in 2021. The increase in GMV was driven by the strong network effects of the expansion of our active merchant base, an increase in active consumers, and an increase in average transactions per consumer.

	December 31, 2022	December 31, 2021	% Change
	(in thousands, except per consumer data)
Active Consumers	15,615	11,231	39%
Transactions per Active Consumer (x)	3.5	2.5	38%
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who engages in at least one transaction on our platform during the 12 months prior to the measurement date. As of December 31, 2022, we had 15.6 million active consumers, representing an increase of approximately 39% compared to 11.2 million as of December 31, 2021.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date. As of December 31, 2022, we had approximately 3.5 transactions per active consumer, an increase of approximately 38% compared to December 31, 2021, primarily as a result of platform growth and higher frequency repeat users driven by consumer engagement.
Factors Affecting Our Performance
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. While we have continued to improve our equity capital efficiency, the percentage of our equity capital required as a percent of the last twelve months’ GMV increased from approximately 1% as of June 30, 2022, to approximately 2% as of December 31, 2022. The increase is due to an increase in on-balance sheet loans, and a lower percentage of our on balance sheet loans funded through securitizations, which generally require a lower percentage of equity capital compared to our warehouse credit facilities. We have elected this shift in our funding mix in response to the current market environment given our ability to allocate loans to warehouse facilities with better economic terms at a given time to support the growth of our business while optimizing cost of funds. The mix of on-balance sheet and off-balance sheet funding is a function of how we choose to allocate loan volume, which is determined by the economic arrangements and supply of capital available to us, both of which may also impact our results in any given period.
Mix of Business on Our Platform
The shifts in volume among merchants and the mix of products that our merchants offer and our consumers purchase in any period affects our operating results. These mix impacts affect GMV, revenue, our financial results, and our key operating metric performance for that period. Differences in product mix relate to different loan durations, APR mix, and varying proportion of 0% APR versus interest-bearing financings.

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

Results of Operations

The following tables set forth selected interim condensed consolidated statements of operations and comprehensive loss data for each of the periods presented in dollars:

	Three Months Ended December 31,				Six Months Ended December 31,
	2022	2021	$	%	2022	2021	$	%
	(in thousands, except percentages)
Revenue
Merchant network revenue	$134,019	$127,087	$6,932	5%	$247,168	$219,331	$27,837	13%
Virtual card network revenue	29,117	26,558	2,559	10%	55,825	45,953	9,872	21%
Total network revenue	163,136	153,645	9,491	6%	302,993	265,284	37,709	14%
Interest income (1)	155,321	138,355	16,966	12%	292,123	255,657	36,466	14%
Gain on sales of loans (1)	59,607	57,690	1,917	3%	123,202	88,669	34,533	39%
Servicing income	21,494	11,321	10,173	90%	42,864	20,786	22,078	106%
Total Revenue, net	$399,558	$361,011	$38,547	11%	$761,182	$630,396	$130,786	21%
Operating Expenses (2)
Loss on loan purchase commitment	$38,422	$65,265	$(26,843)	(41)%	$74,032	$116,943	$(42,911)	(37)%
Provision for credit losses	106,689	52,640	54,049	103%	170,939	116,287	54,652	47%
Funding costs	43,751	17,700	26,051	147%	68,817	34,453	34,364	100%
Processing and servicing	66,508	41,849	24,659	59%	120,867	67,050	53,817	80%
Technology and data analytics	156,747	94,989	61,758	65%	301,708	173,002	128,706	74%
Sales and marketing	188,334	143,476	44,858	31%	352,207	207,436	144,771	70%
General and administrative	158,639	141,292	17,347	12%	319,611	277,496	42,115	15%
Total Operating Expenses	759,090	557,211	201,879	36%	1,408,181	992,667	415,514	42%
Operating Loss	$(359,532)	$(196,200)	$(163,332)	83%	$(646,999)	$(362,271)	$(284,728)	79%
Other income (expense), net	35,527	36,741	(1,214)	(3)%	71,545	(103,632)	175,177	(169)%
Loss Before Income Taxes	$(324,005)	$(159,459)	$(164,546)	103%	$(575,454)	$(465,903)	$(109,551)	24%
Income tax (benefit) expense	(1,568)	276	(1,844)	(668)%	(1,748)	447	(2,195)	(491)%
Net Loss	$(322,437)	$(159,735)	$(162,702)	102%	$(573,706)	$(466,350)	$(107,356)	23%

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)
Balance at the beginning of the period	$57,477	$53,657	$42,780	$53,177
Additions from loans purchased or originated, net of refunds	72,650	121,603	143,044	198,873
Amortization of discount	(38,838)	(54,965)	(77,807)	(93,410)
Unamortized discount released on loans sold	(13,779)	(72,335)	(28,953)	(110,680)
Impact of foreign currency translation	320	—	(1,234)	—
Balance at the end of the period	$77,830	$47,960	$77,830	$47,960

(2) Amounts include stock-based compensation as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2022	2021	2022	2021
	(in thousands)
General and administrative	$66,659	$61,947	$133,999	$129,689
Technology and data analytics	48,534	21,427	91,962	41,494
Sales and marketing	5,549	4,633	13,677	9,657
Processing and servicing	1,033	530	1,945	886
Total stock-based compensation in operating expenses	121,775	88,537	241,583	181,726
Capitalized into property, equipment and software, net	22,443	13,383	43,647	25,073
Total stock-based compensation expense	$144,218	$101,920	$285,230	$206,799
Comparison of the Three and Six Months Ended December 31, 2022 and 2021

Total Revenue, net

Total Revenue, net increased by $38.5 million, or 11%, and $130.8 million, or 21%, for the three and six months ended December 31, 2022, respectively, compared to the same period in 2021. The increase is primarily attributable to an increase of $1.2 billion and $2.9 billion in GMV on our platform, from $4.5 billion and $7.2 billion for the three and six months ended December 31, 2021 to $5.7 billion and $10.0 billion for the three and six months ended December 31, 2022. The increase in GMV was driven by the strong network effects of the expansion of our active merchant base from 168,030 as of December 31, 2021 to 243,371 as of December 31, 2022, an increase in active consumers from 11.2 million as of December 31, 2021 to 15.6 million as of December 31, 2022, and an increase in average transactions per consumer from 2.5 as of December 31, 2021 to 3.5 as of December 31, 2022.
No single merchant partner represented 10% or more of total revenue during the three or the six months ended December 31, 2022 or during the three and six months ended December 31, 2021. However, GMV from loans facilitated on our platform relating to consumer purchases from Amazon, our largest merchant partner based on fiscal 2023 GMV, represented approximately 23% and 20% of total GMV during the three and six months ended December 31, 2022, respectively, while GMV from such loans represented less than 10% of total GMV during both the three and six months ended December 31, 2021. The year-over-year increase in Amazon GMV is due primarily to Affirm being an available payment option to Amazon consumers throughout the first half of fiscal 2023, while Affirm was a payment option to Amazon consumers only during a portion of the first half of fiscal 2022.
Merchant network revenue increased by $6.9 million, or 5%, and $27.8 million, or 13%, for the three and six months ended December 31, 2022, respectively, compared to the same period in 2021. Merchant network revenue growth is generally correlated with both GMV growth and the mix of loans on our platform as different loan characteristics are positively or negatively correlated with merchant fee revenue as a percentage of GMV. In particular, merchant network revenue as a percentage of GMV typically increases with the term length and AOV of our loans, and typically decreases with shorter duration and higher APR loans. Specifically, long-term 0% APR loans typically carry higher merchant fees as a percentage of GMV and have higher AOVs.
The increase in merchant network revenue during the three and six month period was primarily driven by an increase in GMV, partially offset by reductions in the concentration of long-term 0% APR loans, our highest merchant fee category, which decreased from 13% of total GMV during both the three and six months ended December 31, 2021, to 4% and 5% during the three and six months ended December 31, 2022, respectively, driven by the increased adoption of our Pay-in-4 product and a more diversified merchant base with a larger concentration of GMV coming from partnerships with merchants that primarily offer interest-bearing loans. During the three and six months ended December 31, 2022, approximately 2% of total revenue was associated with one of our largest merchant partners by merchant network revenue for which we facilitate long-term 0% APR and long-term interest-bearing loans with higher merchant fees, compared with 11% and 10% of total revenue in the prior-year periods, respectively. More broadly, for the three and six months ended December 31, 2022, loans with term lengths greater than 12 months accounted for 18% of GMV compared to 21% for the same period in 2021. AOV was lower at $307 and $317 for the three and six months ended December 31, 2022, respectively, compared to $365 and $379 for the same period in 2021, respectively, primarily as a result of the increased adoption of our Pay-in-4 product during the period.
Additionally, during the three and six months ended December 31, 2022, the reduction of merchant fee revenue was $16.1 million and $29.6 million, respectively, associated with the creation of discounts upon direct origination of loans with par values in excess of the fair value of such loans, compared to $28.7 million and $42.2 million during the same period in 2021. For the three and six months ended December 31, 2022, we directly originated $1.1 billion and $1.9 billion of loans, an increase of 4.6% and 25.9%, respectively, compared to $1.0 billion and $1.5 billion for the same period in 2021. While the discounts created upon the direct origination of a loan reduce merchant network revenue at the time of origination, the discounts are amortized into interest income over the life of the respective loans when retained on the balance sheet and any unamortized discount is reflected in the cost basis when determining gain on sale of loans.
Virtual card network revenue increased by $2.6 million, or 10%, and $9.9 million, or 21%, for the three and six months ended December 31, 2022, respectively, compared to the same period in 2021, primarily driven by an increase in GMV processed through our issuer processor as a result of increased activity on our virtual card-enabled mobile application, as well as growth in existing and new merchants integrated using our virtual card platform, growing from 966 merchants as of December 31, 2021 to 1,175 merchants as of December 31, 2022. Virtual card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
Interest income increased by $17.0 million, or 12%, and 36.5 million, or 14%, for the three and six months ended December 31, 2022, respectively, compared to the same period in 2021. Generally, interest income is correlated with the changes in the average balance of loans held for investment, as we recognize interest on loans held for investment using the effective interest method over the life of the loan. The average balance of loans held for investment increased by 36% to $3.2 billion and 33% to $2.9 billion for the three and six months ended December 31, 2022, respectively, compared to the same period in 2021. The increase was partially offset by a decrease in the average concentration of 0% APR loans held on our interim consolidated balance sheet, which decreased from 41% for the three and six months ended December 31, 2021 to 36% and 37% for three and six months ended December 31, 2022.

Gain on sales of loans increased by $1.9 million, or 3%, for the three months ended December 31, 2022 compared to the same period in 2021. We sold loans with an unpaid balance of $2.1 billion for the three months ended December 31, 2022 compared to $2.5 billion for the same period in 2021, for which we retained servicing rights. This decrease in volume was offset by favorable loan sale pricing terms.
Gain on sales of loans increased by $34.5 million, or 39%, for the six months ended December 31, 2022, compared to the same period in 2021, mainly driven by increased loan sale activity to third-party loan buyers. We sold loans with an unpaid balance of $4.1 billion for the six months ended December 31, 2022 compared to $3.6 billion for the same period in 2021, for which we retained servicing rights. This increase was driven by higher loan sale volume to third-party loan buyers, favorable loan sale pricing terms, and optimizing the allocation of loans to loan buyers with higher pricing terms.
Servicing income increased by $10.2 million, or 90%, and 22.1 million, or 106%, for the three and six months ended December 31, 2022, respectively, compared to the same period in 2021, driven primarily by an increase in the average unpaid principal balance of loans owned by third-party loan owners, which increased from $3.3 billion and $3.0 billion during the three and six months ended December 31, 2021, respectively, to $4.7 billion and $4.0 billion during the three and six months ended December 31, 2022, respectively. Additionally, during the three and six months ended December 31, 2022, an increase of $2.5 million and $3.7 million, respectively, related to the changes in fair value of servicing assets and liabilities contributed to the overall increase in servicing income, compared to the same period in 2021.
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
Loss on loan purchase commitment decreased by $26.8 million, or 41%, and $42.9 million, or 37%, for the three and six months ended December 31, 2022, respectively, compared to the same period in 2021. This decrease was due to a decrease in the volume and concentration of long-term 0% APR loans purchased from our originating bank partners compared to the prior period, which are purchased above fair market value. The difference between fair value and purchase price for our loans is generally correlated with the term length and APR of the loan. As such, the reduction in long term 0% loans purchased from our bank partner contributed to the decline in loss on loan purchase commitment. During the three and six months ended December 31, 2022, we purchased $353.8 million and $750.4 million, respectively, of long-term 0% APR loan receivables from our originating bank partners, representing a decrease of $273.5 million, or 44%, and $335.0 million, or 31%, respectively, compared to the same period in 2021.
Provision for Credit Losses
Provision for credit losses generally represents the amount of expense required to maintain the allowance for credit losses on our interim consolidated balance sheet, which represents management’s estimate of future losses. In the event that our loans outperform expectation and/or we reduce our expectation of credit losses in future periods, we may release reserves and thereby reduce the allowance for credit losses, yielding income in the provision for credit losses. The provision is determined by the change in estimates for future losses and the net charge-offs incurred in the period. We record provision expense for each loan we retain as loans held for investment, whether we originate the loan or purchase it from one of our originating bank partners.

Provision for credit losses increased by $54.0 million, or 103%, and $54.7 million, or 47%, for the three and six months ended December 31, 2022, respectively, compared to the same period in 2021, driven by growth in the volume of loans held for investment, partially offset by improvements in credit quality of loans outstanding and updates to the assumptions used in our credit loss valuation model, including a refinement to the application of our stress loss multiple. Total loans held for investment was $3.7 billion and $2.4 billion as of December 31, 2022 and 2021, respectively. The allowance for credit losses as a percentage of loans held for investment decreased from 6.3% as of December 31, 2021 to 5.0% as of December 31, 2022, primarily driven by a decrease in allowance loss rate.
Funding Costs
Funding costs consist of interest expense and the amortization of fees for certain borrowings collateralized by our loans including on balance sheet VIEs, sale and repurchase agreements collateralized by our retained securitization interests, and other costs incurred in connection with funding the purchases and originations of loans. Funding costs for a given period are correlated with the sum of the average balance of funding debt and the average balance of notes issued by securitization trusts.
Funding costs increased by $26.1 million, or 147%, and $34.4 million, or 100%, for the three and six months ended December 31, 2022, respectively, compared to the same period in 2021. The increase was primarily due to higher benchmark interest rates, increased utilization fees and an increase of funding debt during the current fiscal year. Additionally, the increase is attributable to a larger volume of on-balance sheet loans being retained during the period. The average balance of notes issued by securitization trusts during the three and six months ended December 31, 2022 was $1.5 billion and $1.6 billion, respectively, compared with $1.6 billion and $1.5 billion during the same periods in 2021, respectively. The average balance of funding debt for the three and six months ended December 31, 2022 was $1.3 billion and $1.1 billion, respectively, compared with $565.4 million and $603.8 million during the same periods in 2021, respectively. Additionally, the average loan balance on-balance sheet was $3.2 billion and $3.0 billion for the three and six months ended December 31, 2022, respectively, compared to $2.3 billion and $2.2 billion during the same period in 2021, respectively. Average total funding debt from warehouses and securitizations for the three and six months ended December 31, 2022 increased by $690.3 million, or 32%, and $607.8 million, or 29%, respectively, compared to the same period in 2021

Processing and Servicing

Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense, salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead.
Processing and servicing expense increased by $24.7 million, or 59%, and $53.8 million, or 80%, for the three and six months ended December 31, 2022, respectively, compared to the same period in 2021. This increase was primarily driven by an increase in payment processing fees related to increased payment volume of $11.1 million, or 49%, and $39.3 million, or 167%, for the three and six months ended December 31, 2022, respectively, and an increase of $6.6 million and $15.0 million, respectively, in processing fees paid to our platform partners due to platform integrations, as well as short term promotions during the period. Additionally, during the three and six months ended December 31, 2022, third-party customer support and collections spend increased by $4.9 million, or 50%, and $11.7 million, or 77%, respectively, compared to the same period in 2021 due to increased loan volume and transaction growth during the period.
Technology and Data Analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering and product employees as well as our credit and analytics employees who develop our proprietary risk model and internally-developed software.

Technology and data analytics expense increased by $61.8 million, or 65%, and $128.7 million, or 74%, for the three and six months ended December 31, 2022, respectively, compared to the same period in 2021. This increase is primarily driven by an increase of $39.5 million, or 74%, and $74.6 million, or 72%, in payroll and personnel-related costs for the three and six months ended December 31, 2022, respectively, compared to the same period in 2021, resulting from increased headcount as we continue to support our growth and technology platform. Additionally, data infrastructure and hosting costs increased by $8.4 million, or 34%, and $24.3 million, or 61%, for the three and six months ended December 31, 2022, respectively, compared to the same period in 2021, due to increased capacity requirements of our technology platform driven by increases in active users and transactions per active consumer.
Furthermore, amortization of internally-developed software increased by $8.9 million, or 168%, and $17.2 million, or 194%, for the three and six months ended December 31, 2022, respectively, compared to the same period in 2021, primarily as a result of an increase in the number of capitalized projects during the period due to our ongoing investment in software development. Capitalized projects grew by 129% from 170 projects to 389 projects as of December 31, 2022, compared to the same period in 2021.
Sales and Marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, as well as costs of general marketing and promotional activities, promotional event programs, sponsorships, and allocated overhead.
Sales and marketing expense increased by $44.9 million, or 31%, and $144.8 million, or 70%, during the three and six months ended December 31, 2022, respectively, compared to the same period in 2021. The increase was primarily driven by expense related to warrants which was $138.5 million and $257.7 million for the three and six months ended December 31, 2022, respectively. During the prior year period, we recognized expense associated with the warrants of $70.6 million for both the three and six months ended December 31, 2021. The increase was partially offset by a $12.5 million, or 58%, and $21.0 million, or 63%, decrease in brand and consumer marketing spend associated with our brand-activation, holiday shopping, lifestyle, and travel marketing campaigns, as well as a decrease of $3.1 million, or 79%, and $7.6 million, or 76%, in business-to-business marketing spend during the three and six months ended December 31, 2022, respectively, compared to the same period in 2021. Additionally, the sales and marketing expenses related to our Shopify commercial agreement decreased by $8.0 million and $16.0 million, or 47%, during both the three and six months ended December 31, 2022, respectively, compared to the same period in 2021 driven by an extension of our partnership agreement, which also extended the amortization period.
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
General and administrative expense increased by $17.3 million, or 12% and $42.1 million, or 15%, during the three and six months ended December 31, 2022 compared to the same period in 2021, primarily due to an increase of $17.2 million and $35.3 million, respectively in payroll and personnel-related costs resulting from an increased headcount during the period. The largest component of these personnel costs was stock-based compensation, which increased by $4.7 million, or 8%, and $4.3 million, or 3%, for the three and six months ended December 31, 2022, respectively, compared to the same period in 2021. For the three months ended December 31, 2022, the increase was partially offset by a $6.6 million, or 76%, decrease in professional service fees.

Other Income (Expense), net
Other income (expense), net consists primarily of interest earned on our money market funds included in cash and cash equivalents and restricted cash, interest earned on securities available for sale, gains on derivative agreements driven by increases in fair value, amortization of convertible debt issuance cost and revolving credit facility issuance costs, and fair value adjustments resulting from changes in the fair value of our contingent consideration liability, primarily driven by changes in the market price of our Class A common stock.
Other income (expense), net decreased by $1.2 million, or 3%, during the three months ended December 31, 2022 compared to the same period in 2021. The decrease is primarily driven by a $12.1 million gain related to a decrease in the fair value of our contingent consideration liability, as compared to a gain of $34.0 million in the same period in 2021, a change of $22.0 million. The gain in both periods was primarily due to changes in the fair value of our common stock. This was partially offset by an increase in interest income on investments of $15.9 million and a gain of $3.5 million on derivative instruments.
Other income (expense), net increased by $175.2 million, or 169%, during the six months ended December 31, 2022 compared to the same period in 2021. The increase is primarily drive by a $9.3 million gain related to the fair value of our contingent consideration liability as compared to a loss of $107.6 million in the same period in 2021, a change of $116.9 million. The gain in both periods was primarily due to changes in the fair value of our common stock. Additionally, interest income on investments increased by $27.3 million, and the gain on derivative instruments increased by $30.7 million compared to the prior year period, primarily due to additional derivative instruments being entered into during the period and increases in their fair value associated with upward shifts in forward curves and positive market adjustments.
Liquidity and Capital Resources

Sources and Uses of Funds
We maintain a capital-efficient model through a diverse set of funding sources. When we originate a loan directly or purchase a loan originated by our originating bank partners, we often utilize warehouse facilities with certain lenders to finance our lending activities or loan purchases. We sell the loans we originate or purchase from our originating bank partners to whole loan buyers and securitization investors through forward flow arrangements and securitization transactions, and earn servicing fees from continuing to act as the servicer on the loans. We proactively manage the allocation of loans on our platform across various funding channels based on several factors including, but not limited to, internal risk limits and policies, capital market conditions and channel economics. With rising interest rates and inflation, our excess funding capacity and committed and long-term relationships with a diverse group of existing funding partners help provide flexibility as we optimize our funding to support the growth in loan volume.
Our principal sources of liquidity are cash and cash equivalents, available for sale securities, available capacity from warehouse and revolving credit facilities, revolving securitizations, forward flow loan sale arrangements, and certain cash flows from our operations. As of December 31, 2022, we had $2.4 billion in cash and cash equivalents and available for sale securities, $1.6 billion in funding capacity remaining across our primary funding channels and $205.0 million in borrowing capacity available under our revolving credit facility.

The following table summarizes our cash, cash equivalents and investments in debt securities (in thousands):

	December 31, 2022	June 30, 2022
Cash and cash equivalents (1)	$1,440,333	$1,255,171
Investments in short-term debt securities (2)	697,998	1,295,811
Investments in long-term debt securities (2)	216,925	299,562
Cash, cash equivalent and investments in debt securities	$2,355,256	$2,850,544

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

Available Credit and Funding Debt

Our available capacity as of December 31, 2022 primarily include warehouse credit facilities, convertible senior notes, revolving credit facilities and repurchase liabilities. A detailed description of each of our borrowing arrangements is included in Note 10. Debt in the notes to the interim condensed consolidated financial statements.
The following table summarizes our funding credit facilities as of December 31, 2022. The funding debt consists of warehouse credit facilities, revolving credit facilities, and repurchase liabilities:

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2023	$184,551	$177,864
2024	953,006	520,794
2025	850,000	460,715
2026	584,551	193,954
2027 and thereafter	850,000	541,125
Total	$3,422,108	$1,894,452
Warehouse Credit Facilities
Our warehouse credit facilities, which allow us to borrow up to an aggregate of $3.4 billion, mature between 2023 and 2029 and subject to covenant compliance, generally permit borrowings up to 12 months prior to the final maturity date. As of December 31, 2022, we have drawn an aggregate of $1.9 billion on our warehouse facilities. As of December 31, 2022, we were in compliance with all applicable covenants in the agreements. Refer to Note 10. Debt in the notes to the interim condensed consolidated financial statements included elsewhere in this Form 10-Q for further details on our warehouse credit facilities.
Convertible Senior Notes
In November 2021, we closed on the issuance of $1.7 billion aggregate principal amount of a convertible senior note which does not bear regular interest, and will mature on November 15, 2026 unless earlier converted, redeemed, or repurchased in accordance with their terms. Refer to Note 10. Debt in the notes to the interim condensed consolidated financial statements for further details on our convertible debt note.

Revolving Credit Facility
In February 2022, we entered into a revolving credit agreement for a $165.0 million unsecured revolving credit facility, maturing on February 4, 2025, which was subsequently amended to increase the unsecured revolving commitments to $205.0 million. The facility contains certain covenants and restrictions, including certain financial maintenance covenants. As of December 31, 2022, we were in compliance with all applicable covenants in the agreements. To date, there are no borrowings outstanding under the facility. Refer to Note 10. Debt in the notes to the interim condensed consolidated financial statements for further details on our revolving credit facility.
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

Cash Flow Analysis

The following table provides a summary of cash flow data during the periods indicated:

	Six Months Ended December 31,
	2022	2021
	(in thousands)
Net Cash Provided by (Used in) Operating Activities	22,667	(75,104)
Net Cash Used in Investing Activities	(574,938)	(819,573)
Net Cash Provided by Financing Activities(1)	869,355	2,010,213

(1)Amounts include net cash provided by the issuance of convertible debt as follows:

	Six Months Ended December 31,
	2022	2021
	(in thousands)
Proceeds from issuance of common stock, net of repurchases	8,137	59,565
Proceeds from issuance of convertible debt, net	—	1,704,300
Net cash provided by equity-related financing activities	$8,137	$1,763,865
Net cash provided by debt-related financing activities	906,538	359,128
Payments of tax withholding for stock-based compensation	(45,320)	(112,780)
Net cash provided by financing activities	$869,355	$2,010,213

Cash Flows from Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
For the six months ended December 31, 2022, net cash provided by operating activities of $22.7 million stemmed from a favorable change in net proceeds from sale and purchase of loans of $104.9 million and a positive adjustment for non-cash items of $521.2 million, offset by a net loss of $573.7 million and change in our operating assets net of operating liabilities of $75.2 million. The change in operating assets net of operating liabilities was primarily a result of our purchase and sale of loans held for sale activities. We purchased loans of $3.3 billion, which was offset by proceeds from loan sales of $3.4 billion. The positive adjustment for non-cash items was primarily driven by commercial agreement assets of $236.8 million which increased compared to the second quarter of the prior year as a result of our commercial agreements with Amazon, provision for credit losses of $170.9 million which increased by $54.7 million compared to the second quarter of the prior year, and stock-based compensation of $241.6 million which increased by $59.9 million compared to the second quarter of the prior year resulting from incremental compensation recognized from award modifications and increased headcount.
For the six months ended December 31, 2021, net cash used in operating activities was $75.1 million. This reflects a net loss of $466.4 million, adjusted for non-cash charges of $362.2 million, net cash outflows of $6.2 million from the purchase and sale of loans held for sale, partially offset by net cash inflows of $35.3 million provided by changes in our operating assets and liabilities.

Cash Flows from Investing Activities
For the six months ended December 31, 2022, net cash used in investing activities of $574.9 million was primarily attributable to purchases and origination of loans held for investment of $6.5 billion, partially offset by repayments of loans and proceeds from sale of loans of $5.3 billion. During the period we originated loans of $1.9 billion and purchased loans of $4.7 billion, representing a combined increase of $1.9 billion compared to the same period in 2021, due partly to continued growth in GMV. Loan repayments and sale of loans of $5.3 billion during the period, represented an increase of $1.0 billion, compared to the same period in 2021, due in part to shifting of the length of loan terms on our balance sheet netted of by higher average balance of loans held for investment. The additional offset during the six months ended December 31, 2022 related to the net proceeds from maturities of securities available for sale of $0.7 billion, representing an increase of $1.1 billion compared to the same period in 2021.
For the six months ended December 31, 2021, net cash used in investing activities of $819.6 million was primarily attributable $4.7 billion of purchases of loans, due partly to continued growth in GMV. We recorded cash outflows of approximately $511.7 million related to purchases of available for sale securities in the current period. These cash outflows were partially offset by repayments of loans of $3.6 billion, due to a higher average balance of loans held for investment and generally increasing credit quality of the portfolio. Additionally, we obtained $780.3 million in cash from selling loans to whole loan buyers and securitization investors.
Cash Flows from Financing Activities
For the six months ended December 31, 2022, net cash provided by financing activities of $869.4 million, was primarily attributable to net cash inflows from funding debt of $1.2 billion, partially offset by net cash outflows from the issuance and repayment of notes and certificates issued by securitization trust of $309.4 million. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities. Finally, we paid taxes related to RSU vesting of $45.3 million.
For the six months ended December 31, 2021, net cash provided by financing activities of $2,010.2 million, was primarily driven by the issuance of convertible debt which resulted in net cash inflows of $1,704.3 million, net of debt issuance costs. Additionally, the issuance of notes by securitization trusts resulted in net cash inflows of $397.2 million, net of in-period principal repayments. These cash inflows were partially offset by $29.9 million of net cash outflows from funding debt as principal repayments on debt exceeded proceeds from draws on these revolving credit facilities. Additionally, we paid taxes related to RSU vesting of $112.8 million.
Contractual Obligations

There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and six months ended December 31, 2022 from the commitments and contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations,” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC on August 29, 2022.
Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in activities that are not reflected on our condensed consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated VIEs, including our sponsored securitization transactions, which we contractually service.

For off-balance sheet loan sales where servicing is the only form of continuing involvement, we would only experience a loss if we were required to repurchase such a loan due to a breach in representations and warranties associated with our loan sale or servicing contracts. For unconsolidated securitization transactions where Affirm is the sponsor and risk retention holder, Affirm could experience a loss of up to 5% of both the senior notes and residual certificates. As of December 31, 2022, the aggregate outstanding balance of loans held by third-party investors or off-balance sheet VIEs was $4.6 billion. In the unlikely event principal payments on the loans backing any off-balance sheet securitization are insufficient to pay note holders, including any retained interest, then any amounts the Company contributed to the securitization reserve accounts may be depleted. Refer to Note 11. Securitization and Variable Interest Entities of the accompanying notes to our interim condensed consolidated financial statements for more information.
Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our condensed consolidated financial statements, we make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, as well as revenues and expenses. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly evaluate our estimates, assumptions and judgments, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during the three and six months ended December 31, 2022.
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
Interest Rate Risk
Our cash and cash equivalents and certain of our restricted cash as of December 31, 2022 were held primarily in checking, money market, and savings accounts. As of December 31, 2022, we had $929.7 million of cash equivalents invested in money market funds, certificates of deposit, government bonds, and other commercial paper with maturities less than three months. Our cash and cash equivalents are held for working capital purposes. The fair value of our cash and cash equivalents and certain restricted cash would not be significantly affected by a change in interest rates due to their short-term nature.
Our securities available for sale at fair value as of December 31, 2022 included $913.9 million of marketable debt securities with maturities greater than three months. A rise in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative, liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be significant.
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
We rely on a variety of funding sources with varying degrees of interest rate sensitivities. Certain of our funding arrangements bear a variable interest rate. Given the fixed interest rates charged on the loans that we purchase from our originating bank partners or originate ourselves, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Additionally, certain of our loan sale agreements are repriced on a recurring basis using a mechanism tied to interest rates as well as loan performance. Increases in interest rates could reduce our loan sale economics. We also rely on securitization transactions, with notes typically bearing a fixed coupon. Increases in interest rates may result in higher coupons and therefore lower interest income received on securitizations where we retain the residual interest and a lower gain on sale for securitizations in which we sell the equity interest. We maintain an interest rate hedging program which eliminates some, but not all, of the interest rate risk. Factoring in this program, as of December 31, 2022, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $20.0 million adverse impact on our annual financial results over the next 12 months.
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

As of December 31, 2022 and June 30, 2022, we were exposed to credit risk on $3.7 billion and $2.5 billion, respectively, of loans held on our interim condensed consolidated balance sheet. Loan receivables are diversified geographically. As of December 31, 2022 and June 30, 2022, approximately 11% and 12% of loan receivables related to customers residing in the state of California, respectively. No other states or provinces exceeded 10%.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We operate in a highly competitive and dynamic industry. Our technology platform faces competition from a variety of players, including those who enable transactions and commerce via digital payments. Our primary competition consists of: legacy payment methods, such as credit and debit cards, including those provided by card issuing banks such as Synchrony, J.P. Morgan Chase, Citibank, Bank of America, Capital One, Goldman Sachs and American Express; technology solutions provided by payment companies such as Visa and MasterCard; mobile wallets such as Apple and PayPal; other pay-over-time solutions offered by companies such as Block and Klarna; and new pay-over-time offerings by legacy financial and payments companies, including those mentioned above. Additionally, merchants are increasingly offering proprietary pay-over-time options to customers, and in some cases, these are presented parallel to our offerings at checkout. We expect competition to intensify in the future, especially as the pay-over-time industry has low barriers to entry, both as emerging technologies continue to enter the marketplace and as large financial incumbents increasingly seek to innovate the services that they offer to compete with our platform. Technological advances and the continued growth of e-commerce activities have increased consumers’ accessibility to products and services and led to the expansion of competition in digital payment options such as pay-over-time solutions. We expect that our pay-over-time offerings may increasingly be presented alongside competitor options at checkout.

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

As discussed in Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations, and as may be updated from time to time in the Company’s future periodic reports and other filings with the SEC, a single merchant partner or e-commerce platform, or a small number of merchant partners or e-commerce platforms, may represent a disproportionately large amount of our revenue and/or GMV during any given fiscal period. The loss of, or decrease in business with, any one of our significant merchant partner or e-commerce platform relationships, such as with Amazon or Shopify, due to a lapse in exclusivity or otherwise, would adversely affect our business. To the extent that any merchant partner or e-commerce platform constitutes a material portion of our total revenue or GMV for a fiscal period for which financial results are being reported in a Quarterly Report on Form 10-Q or Annual Report on Form 10-K, we will disclose the respective percentage contribution in our Management’s Discussion and Analysis of Financial Condition and Results of Operations for that period.

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

The success of our business depends on our ability to work with our originating bank partners to enable effective underwriting of loans facilitated through our platform and accurately price credit risk. We currently rely on Celtic Bank to originate a majority of the loans facilitated through our platform. If our agreement with Celtic Bank is terminated, and we are unable to engage another originating partner on a timely basis or at all, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

We believe that one of our core competitive advantages, and a core tenet of our platform, is our ability to work with originating bank partners to use our data-driven risk model to enable the effective underwriting of loans facilitated through our platform and to accurately and effectively price credit risk. Any deterioration in the performance of the loans facilitated through our platform, or unexpected losses on such loans, would materially and adversely affect our business and results of operations. Loan repayment underperformance would impact our interest-related and gain-on-sale income generated from loans we purchase from our originating bank partners, which are underwritten in accordance with each bank’s credit policy. Additionally, incremental charge-offs may affect future credit decisioning, growth of transaction volume, and the amount of provisions for underperforming loans we will need to take.

As of the end of the second quarter of fiscal 2023, we relied on Cross River Bank and Celtic Bank to originate a majority of the loans facilitated through our platform and to comply with various federal, state, and other laws, with the balance of the loans facilitated on our platform being originated directly under our lending, servicing, and brokering licenses in Canada and across various states in the United States through our consolidated subsidiaries. During the first half of fiscal 2023, we began accelerating the execution of an existing strategy of identifying and engaging new originating bank partners in order to diversify our sources of loan originations. In January 2023, we made the strategic decision to begin reducing the volume of loans originated by Cross River Bank on our platform while at the same time continuing our ongoing work to identify and engage new originating bank partners. Consequently, as of January 31, 2023, a majority of the loans facilitated through our platform are originated by Celtic Bank. As a result, the risks discussed in the paragraphs below relating to our reliance on Celtic Bank have increased and will remain as such unless and until we complete the process of engaging and onboarding one or more new originating bank partners. The process of engaging and onboarding new originating bank partners is inherently uncertain, and there can be no assurances as to when we will be able to complete that process, if at all.

Celtic Bank handles a variety of consumer and commercial financing programs. The Celtic Bank loan program agreement has an initial three-year term, which is scheduled to expire in calendar year 2023. In addition, upon the occurrence of certain early termination events, either we or Celtic Bank may terminate the loan program agreement immediately upon written notice to the other party. Our Celtic Bank loan program agreement does not prohibit Celtic Bank from working with our competitors or from offering competing services, and Celtic Bank currently offers loan programs through other competing platforms. Celtic Bank could decide not to work with us for any reason, could make working with us cost-prohibitive, or could decide to enter into an exclusive or more favorable relationship with one or more of our competitors. In addition, Celtic Bank may not perform as expected under our loan program agreement. We could in the future have disagreements or disputes with Celtic Bank, which could negatively impact or threaten our relationship with other originating banks with whom we may seek to partner. For a further discussion of our relationship with Celtic Bank, particularly the regulations applicable to this relationship, see “Business — Regulatory Environment” in the Annual Report on Form 10-K we filed with the SEC on August 29, 2022.

If Celtic Bank were to suspend, limit, or cease its operations, or if our relationship with Celtic Bank were to otherwise terminate for any reason (including, but not limited to, its failure to comply with regulatory actions), we may need to implement an additional substantially similar arrangement with another bank, obtain additional state licenses, or curtail our operations. If we need to enter into alternative arrangements with a different bank to replace our existing arrangement, we may not be able to negotiate a comparable alternative arrangement in a timely manner or at all. In addition, transitioning loan originations to a new bank is untested and may result in delays in the issuance of loans or, if our platform becomes inoperable, may result in the inability to facilitate loans through our platform. If we are unable to enter into an alternative arrangement with different banks to fully replace or supplement our relationship with Celtic Bank, we would potentially need to obtain additional state licenses to enable us to originate loans directly, as well as comply with other state and federal laws, which would be costly and time consuming, and there can be no assurances that any such licenses could be obtained in a timely manner or at all.

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

Furthermore, we have at times undertaken workforce reductions to better align our operations with our strategic priorities. For example, to manage operating expenses in response to current macroeconomic conditions and ongoing business prioritization efforts, we recently took certain cost-saving measures, including a reduction of our workforce. There can be no assurance that these actions will not adversely affect employee morale, our culture, our ability to attract and retain employees and our ability to grow in accordance with our overall strategy. If we are not able to maintain our culture, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

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

We are subject to the regulatory and enforcement authority of the CFPB as a facilitator, servicer, acquirer or originator of consumer credit. In December 2021, the CFPB issued a Request for Information to five of the largest BNPL providers, including Affirm, requesting information by March 1, 2022. Affirm timely complied with that Request for Information, but Affirm expects to receive additional Requests for Information from time to time in the future. For further discussion on the CFPB's enforcement authority, see “ Business — Regulatory Environment — U.S. federal consumer protection requirements” included in our Annual Report on Form 10-K filed with the SEC on August 29, 2022.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Third Program Outline to the Customer Installment Program Agreement, dated as of October 28, 2022, by and between Shopify Inc. and Affirm, Inc.*					X
10.2	Amendment No. 4 to Customer Installment Program Agreement, dated as of December 16, 2022, by and between Shopify Inc. and Affirm, Inc.*					X
10.3	Amended and Restated 2012 Stock Plan					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

*	Portions of the exhibit have been omitted as the Company has determined that: (i) the omitted information is not material; and (ii) the omitted information would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

AFFIRM HOLDINGS, INC.

Date: February 8, 2023	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Linford
Michael Linford
Chief Financial Officer
(Principal Financial Officer)