Form 10-Q
period 2023-03-31
Affirm Holdings, Inc.
filed 2023-05-09
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

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

As of May 5, 2023, the number of shares of the registrant’s Class A common stock outstanding was 235,833,709 and the number of shares of the registrant’s Class B common stock outstanding was 59,851,818.

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
•our ability to successfully maintain our relationship with Celtic Bank as an originating bank partner and engage additional originating bank partners;
•our ability to maintain, renew or replace our existing funding arrangements and build and grow new funding relationships;
•the impact of any of our funding sources becoming unwilling or unable to provide funding to us on terms acceptable to us, or at all;
•our ability to effectively price and score credit risk using our proprietary risk model;
•the performance of loans facilitated and originated through our platform;
•the future growth rate of our revenue and related key operating metrics;
•our ability to achieve or sustain profitability in the future, including in the manner and timeframe we have previously communicated;
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
•developments in our regulatory environment;
•the impact of macroeconomic conditions on our business, including the impacts of inflation, a rising interest rate environment and corresponding increases in negotiated interest rate spreads, increasing recessionary concerns and the instability of financial institutions; and
•the size and growth rates of the markets in which we compete.
Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-Q, in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022, and in our most recently filed Annual Report on Form 10-K for the fiscal year ended June 30, 2022 (the “Annual Report”). Other sections of this Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive, heavily regulated and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for our management to predict all risk factors nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ from those contained in, or implied by, any forward-looking statements.

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

Part I - Financial Information

Item 1. Unaudited Financial Statements

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	March 31, 2023	June 30, 2022
Assets
Cash and cash equivalents	$972,477	$1,255,171
Restricted cash	409,015	295,636
Securities available for sale at fair value	1,059,031	1,595,373
Loans held for sale	122	2,670
Loans held for investment	3,775,542	2,503,561
Allowance for credit losses	(176,336)	(155,392)
Loans held for investment, net	3,599,206	2,348,169
Accounts receivable, net	135,816	142,052
Property, equipment and software, net	277,156	171,482
Goodwill	537,126	539,534
Intangible assets	48,267	78,942
Commercial agreement assets	198,994	263,196
Other assets	270,639	281,567
Total Assets	$7,507,849	$6,973,792
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$30,022	$33,072
Payable to third-party loan owners	44,187	71,383
Accrued interest payable	13,826	6,659
Accrued expenses and other liabilities	192,360	237,598
Convertible senior notes, net	1,413,345	1,706,668
Notes issued by securitization trusts	1,788,853	1,627,580
Funding debt	1,514,120	672,577
Total liabilities	4,996,713	4,355,537
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 234,561,926 shares issued and outstanding as of March 31, 2023; 3,030,000,000 shares authorized, 227,255,529 shares issued and outstanding as of June 30, 2022	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 60,088,662 shares issued and outstanding as of March 31, 2023; 140,000,000 authorized, 60,109,844 shares issued and outstanding as of June 30, 2022	1	1
Additional paid in capital	4,918,756	4,231,303
Accumulated deficit	(2,385,285)	(1,605,902)
Accumulated other comprehensive loss	(22,338)	(7,149)
Total stockholders’ equity	2,511,136	2,618,255
Total Liabilities and Stockholders’ Equity	$7,507,849	$6,973,792

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

	March 31, 2023	June 30, 2022
Assets of consolidated VIEs, included in total assets above
Restricted cash	$251,964	$164,530
Loans held for investment	3,382,808	2,179,026
Allowance for credit losses	(149,430)	(124,052)
Loans held for investment, net	3,233,378	2,054,974
Accounts receivable, net	8,196	8,195
Other assets	14,506	14,570
Total assets of consolidated VIEs	$3,508,044	$2,242,269
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$2,817	$2,897
Accrued interest payable	13,826	6,525
Accrued expenses and other liabilities	14,119	15,494
Notes issued by securitization trusts	1,788,853	1,627,580
Funding debt	1,358,666	514,033
Total liabilities of consolidated VIEs	3,178,281	2,166,529
Total net assets	$329,763	$75,740

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Revenue
Merchant network revenue	$119,013	$121,054	$366,181	$340,385
Virtual card network revenue	29,469	23,169	85,294	69,122
Total network revenue	148,482	144,223	451,475	409,507
Interest income	178,270	134,599	470,393	390,256
Gain on sales of loans	32,813	52,484	156,015	141,153
Servicing income	21,413	23,456	64,277	44,242
Total Revenue, net	$380,978	$354,762	$1,142,160	$985,158
Operating Expenses
Loss on loan purchase commitment	$31,224	$46,853	$105,256	$163,796
Provision for credit losses	66,438	66,294	237,377	182,581
Funding costs	51,188	15,824	120,005	50,277
Processing and servicing	65,229	43,371	186,096	110,421
Technology and data analytics	161,792	110,291	463,500	283,293
Sales and marketing	140,942	156,214	493,149	363,650
General and administrative	139,266	142,466	458,877	419,962
Restructuring charges, net	34,934	—	34,934	—
Total Operating Expenses	691,013	581,313	2,099,194	1,573,980
Operating Loss	$(310,035)	$(226,551)	$(957,034)	$(588,822)
Other income, net	103,522	172,139	175,067	68,507
Loss Before Income Taxes	$(206,513)	$(54,412)	$(781,967)	$(520,315)
Income tax (benefit) expense	(836)	259	(2,584)	706
Net Loss	$(205,677)	$(54,671)	$(779,383)	$(521,021)
Other Comprehensive Income (Loss)
Foreign currency translation adjustments	$31	$5,406	$(16,993)	$3,945
Unrealized gain (loss) on securities available for sale, net	4,520	(2,105)	2,061	(3,041)
Unrealized gain (loss) on cash flow hedges	(257)	—	(257)	—
Net Other Comprehensive Income (Loss)	4,294	3,301	(15,189)	904
Comprehensive Loss	$(201,383)	$(51,370)	$(794,572)	$(520,117)
Per share data:
Net loss per share attributable to common stockholders for Class A and Class B
Basic	$(0.69)	$(0.19)	$(2.65)	$(1.86)
Diluted	$(0.69)	$(0.19)	$(2.65)	$(1.86)
Weighted average common shares outstanding
Basic	297,204,715	285,641,820	293,915,268	279,570,015
Diluted	297,204,715	285,641,820	293,915,268	279,570,015

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2022	287,365,373	$3	$4,231,303	$(1,605,902)	$(7,149)	$2,618,255
Issuance of common stock upon exercise of stock options	215,949	—	1,192	—	—	1,192
Forfeiture of common stock related to acquisitions	(243,384)	—	—	—	—	—
Repurchases of Common Stock	(12,437)	—	(109)	—	—	(109)
Vesting of restricted stock units	2,166,715	—	—	—	—	—
Vesting of warrants for common stock	—	—	108,742	—	—	108,742
Stock-based compensation	—	—	141,012	—	—	141,012
Tax withholding on stock-based compensation	—	—	(27,311)	—	—	(27,311)
Foreign currency translation adjustments	—	—	—	—	(21,546)	(21,546)
Unrealized loss on securities available for sale	—	—	—	—	(5,528)	(5,528)
Net loss	—	—	—	(251,269)	—	(251,269)
Balance as of September 30, 2022	289,492,216	$3	$4,454,829	$(1,857,171)	$(34,223)	$2,563,438
Issuance of common stock upon exercise of stock options	300,903	—	1,372	—	—	1,372
Issuance of common stock, employee share purchase plan	500,443	—	5,921	—	—	5,921
Vesting of restricted stock units	1,798,218	—	—	—	—	—
Vesting of warrants for common stock	—	—	128,054	—	—	128,054
Stock-based compensation	—	—	144,218	—	—	144,218
Tax withholding on stock-based compensation	—	—	(18,009)	—	—	(18,009)
Foreign currency translation adjustments	—	—	—	—	4,522	4,522
Unrealized loss on securities available for sale	—	—	—	—	3,069	3,069
Net loss	—	—	—	(322,437)	—	(322,437)
Balance as of December 31, 2022	292,091,780	$3	$4,716,385	$(2,179,608)	$(26,632)	$2,510,148
Issuance of common stock upon exercise of stock options	185,225	—	716	—	—	716
Vesting of restricted stock units	2,373,583	—	—	—	—	—
Vesting of warrants for common stock	—	—	93,922	—	—	93,922
Stock-based compensation	—	—	125,902	—	—	125,902
Tax withholding on stock-based compensation	—	—	(18,169)	—	—	(18,169)
Foreign currency translation adjustments	—	—	—	—	31	31
Unrealized gain on securities available for sale	—	—	—	—	4,520	4,520
Unrealized loss on cash flow hedges	—	—	—	—	(257)	(257)
Net loss	—	—	—	(205,677)	—	(205,677)
Balance as of March 31, 2023	294,650,588	$3	$4,918,756	$(2,385,285)	$(22,338)	$2,511,136

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares	Amount
Balance as of June 30, 2021	269,358,104	$3	$3,467,236	$(898,485)	$6,773	$2,575,527
Issuance of common stock upon exercise of stock options	7,403,503	—	37,470	—	—	37,470
Issuance of common stock in acquisition	183,733	—	10,000	—	—	10,000
Vesting of restricted stock units	772,653	—	—	—	—	—
Repurchases of common stock	(821)	—	(4)	—	—	(4)
Stock-based compensation	—	—	104,879	—	—	104,879
Tax withholding on stock-based compensation	—	—	(39,817)	—	—	(39,817)
Foreign currency translation adjustments	—	—	—	—	(3,802)	(3,802)
Unrealized loss on securities available for sale	—	—	—	—	(279)	(279)
Net loss	—	—	—	(306,615)	—	(306,615)
Balance as of September 30, 2021	277,717,172	$3	$3,579,764	$(1,205,100)	$2,692	$2,377,359
Issuance of common stock upon exercise of stock options	4,689,973	—	21,674	—	—	21,674
Vesting of restricted stock units	803,263	—	—	—	—	—
Vesting of warrants for common stock	—	—	198,383	—	—	198,383
Stock-based compensation	—	—	101,920	—	—	101,920
Tax withholding on stock-based compensation	—	—	(72,963)	—	—	(72,963)
Foreign currency translation adjustments	—	—	—	—	2,341	2,341
Unrealized loss on securities available for sale	—	—	—	—	(657)	(657)
Net loss	—	—	—	(159,735)	—	(159,735)
Balance as of December 31, 2021	283,210,408	$3	$3,828,778	$(1,364,835)	$4,376	$2,468,322
Issuance of common stock upon exercise of stock options	1,258,865	—	8,171	—	—	8,171
Repurchases of Common Stock	(9,472)	—	(80)	—	—	(80)
Vesting of restricted stock units	1,318,524	—	—	—	—	—
Vesting of warrants for common stock	—	—	92,169	—	—	92,169
Stock-based compensation	—	—	113,005	—	—	113,005
Tax withholding on stock-based compensation	—	—	(54,162)	—	—	(54,162)
Foreign currency translation adjustments	—	—	—	—	5,406	5,406
Unrealized loss on securities available for sale	—	—	—	—	(2,105)	(2,105)
Net loss	—	—	—	(54,671)	—	(54,671)
Balance as of March 31, 2022	285,778,325	$3	$3,987,881	$(1,419,506)	$7,677	$2,576,055

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities
Net Loss	$(779,383)	$(521,021)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	237,377	182,581
Amortization of premiums and discounts on loans, net	(103,468)	(129,714)
Gain on sales of loans	(156,015)	(141,153)
Gain on extinguishment of debt	(89,841)	—
Changes in fair value of assets and liabilities	(10,017)	(38,821)
Amortization of commercial agreement assets	64,202	72,804
Amortization of debt issuance costs	13,198	13,215
Amortization of discount on securities available for sale	(23,711)	968
Commercial agreement warrant expense	330,718	157,023
Stock-based compensation	348,372	280,113
Depreciation and amortization	91,355	35,607
Other	294	(5,725)
Change in operating assets and liabilities:
Purchases of loans held for sale	(4,719,789)	(3,869,327)
Proceeds from the sale of loans held for sale	4,838,250	3,868,919
Accounts receivable, net	(1,784)	(42,467)
Other assets	(3,292)	28,018
Accounts payable	(3,618)	(8,773)
Payable to third-party loan owners	(27,196)	(14,117)
Accrued interest payable	8,028	240
Accrued expenses and other liabilities	(45,288)	28,545
Net Cash Used in Operating Activities	(31,608)	(103,085)
Cash Flows from Investing Activities
Purchases and origination of loans held for investment	(9,622,289)	(7,529,324)
Proceeds from the sale of loans held for investment	1,093,894	1,330,341
Principal repayments and other loan servicing activity	7,199,568	5,867,583
Acquisition, net of cash and restricted cash acquired	(16,051)	(5,999)
Additions to property, equipment and software	(95,917)	(59,254)
Purchases of securities available for sale	(566,261)	(770,047)
Proceeds from maturities and repayments of securities available for sale	1,127,785	191,854
Other investing cash inflows (outflows)	3,375	(10,775)
Net Cash Used in Investing Activities	(875,896)	(985,621)
Cash Flows from Financing Activities
Proceeds from issuance of convertible debt, net	—	1,704,300
Extinguishment of convertible debt	(206,567)	—
Proceeds from funding debt	5,048,803	2,776,245
Payment of debt issuance costs	(17,407)	(8,154)
Principal repayments of funding debt	(4,195,110)	(2,572,876)
Proceeds from issuance of notes and residual trust certificates by securitization trusts	750,000	499,494
Principal repayments of notes issued by securitization trusts	(584,634)	(233,723)
Proceeds from exercise of common stock options and warrants and contributions to ESPP	8,909	67,740
Repurchases of common stock	(109)	(84)
Payments of tax withholding for stock-based compensation	(63,489)	(166,942)
Net Cash Provided by Financing Activities	740,396	2,066,000
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,207)	5,639
Net Increase in Cash, Cash Equivalents and Restricted Cash	(169,315)	982,933
Cash, Cash equivalents and Restricted cash, Beginning of period	1,550,807	1,692,632
Cash, Cash Equivalents and Restricted Cash, End of Period	$1,381,492	$2,675,565

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2023	2022
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	972,477	2,261,937
Restricted cash	409,015	413,628
Total Cash, Cash Equivalents and Restricted Cash	$1,381,492	$2,675,565

	Nine Months Ended March 31,
	2023	2022
Supplemental Disclosures of Cash Flow Information
Cash payments for interest expense	$104,923	$34,325
Cash paid for operating leases	8,328	11,989
Cash paid for income taxes	378	99
Supplemental Disclosures of Non-Cash Investing and Financing Activities
Stock-based compensation included in capitalized internal-use software	62,760	39,691
Issuance of common stock in connection with acquisition	—	10,000
Additions to property and equipment included in accrued expenses	—	107
Securities retained under unconsolidated securitization transactions	—	22,067
Right of use assets obtained in exchange for operating lease liabilities	494	3,421

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

Business Combinations

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers”, which requires contract assets and contract liabilities, such as deferred revenue, acquired in a business combination to be recognized and measured in accordance with Topic 606 (Revenue from Contracts with Customers). ASU 2021-08 is expected to reduce diversity in practice and increase comparability for both the recognition and measurement of acquired revenue contracts with customers at the date of and after a business combination. The ASU is effective for fiscal years beginning after December 15, 2022 and should be applied prospectively to acquisitions occurring on or after the effective date. Early adoption is permitted, including for interim periods, and is applicable to all business combinations for which the acquisition date occurs within the beginning of the fiscal year of adoption. We early adopted the new standard effective January 1, 2023 on a prospective basis. The adoption of the guidance did not have a material impact on our interim condensed financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. Subject to meeting certain criteria, the new guidance provides optional expedients and exceptions to applying contract modification accounting under existing U.S. GAAP, to address the expected phase out of the London Interbank Offered Rate (“LIBOR”). In January 2021, the FASB also issued ASU 2021-01, “Reference Rate Reform (Topic 848): Scope”, which provides additional optional expedients and exceptions applicable to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”, to extend the temporary accounting rules under Topic 848 from December 31, 2022 to December 31, 2024. These ASUs are effective for all entities upon their respective issuance dates through December 31, 2024. We have reviewed all our financial agreements that utilize LIBOR as the reference rate and determined there is no impact to our interim condensed consolidated financial statements as of March 31, 2023. Throughout the remaining effective period for ASU 2020-04, ASU 2021-01 and ASU 2022-06, we will continue to evaluate the available relief measures within each of these amendments and will determine any impact on our consolidated financial statements and disclosures, as applicable.

3.   Revenue

The following table presents the company’s revenue disaggregated by revenue source (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Merchant network revenue	$119,013	$121,054	$366,181	$340,385
Virtual card network revenue	29,469	23,169	85,294	69,122
Interest income	178,270	134,599	470,393	390,256
Gain on sales of loans	32,813	52,484	156,015	141,153
Servicing income	21,413	23,456	64,277	44,242
Total Revenue, net	$380,978	$354,762	$1,142,160	$985,158

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

For the three and nine months ended March 31, 2023 and 2022, there were no merchants that exceeded 10% of total revenue.

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

Interest Income

Interest income consisted of the following components (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Interest income on unpaid principal balance	$147,759	$95,253	$379,755	$266,868
Amortization of discount on loans	39,130	45,443	116,937	138,853
Amortization of premiums on loans	(4,515)	(3,407)	(13,469)	(9,139)
Interest receivable charged-off, net of recoveries	(4,104)	(2,690)	(12,830)	(6,326)
Total interest income	$178,270	$134,599	$470,393	$390,256

We accrue interest income using the effective interest method. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of March 31, 2023 and June 30, 2022, the balance of loans held for investment on non-accrual status was $1.3 million and $1.7 million, respectively.

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

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Unpaid principal balance	$3,823,038	$2,516,733
Accrued interest receivable	33,997	20,697
Premiums on loans held for investment	7,896	8,911
Less: Discount due to loss on loan purchase commitment	(45,368)	(20,692)
Less: Discount due to loss on directly originated loans	(43,486)	(20,443)
Less: Fair value adjustment on loans acquired through business combination	(535)	(1,645)
Total loans held for investment	$3,775,542	$2,503,561

Loans held for investment includes loans originated through our originating bank partners and directly originated loans. The majority of the loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $3.7 billion and $11.7 billion during the three and nine months ended March 31, 2023, respectively, and $3.0 billion and $8.6 billion during the three and nine months ended March 31, 2022, respectively.

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

The following table presents an analysis of the credit quality, by ITACS score, of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination on loans held for investment and loans held for sale (in thousands) as of March 31, 2023:

March 31, 2023
	Amortized Costs Basis by Fiscal Year of Origination
	2023	2022	2021	2020	2019	Prior	Total
96+	$2,185,767	$94,353	$33,450	$9,085	$9	$1	$2,322,665
94-96	865,503	38,625	933	189	6	2	905,258
90-94	95,252	12,391	136	2	4	—	107,785
<90	16,786	2,795	6	2	—	—	19,589
No score(1)	288,923	78,840	16,835	1,518	288	15	386,419
Total amortized cost basis	$3,452,231	$227,004	$51,360	$10,796	$307	$18	$3,741,716

(1)This balance represents loan receivables in new markets without sufficient data currently available for use by the Affirm scoring methodology including loan receivables originated in Canada.

The following table presents net charge-offs by fiscal year of origination for the nine months ended (in thousands) as of March 31, 2023:

	Net Charge-offs by Fiscal Year of Origination
	2023	2022	2021	2020	2019	Prior	Total
Current period charge-offs	(59,228)	(161,934)	(6,115)	(509)	(74)	(26)	(227,886)
Current period recoveries	2,956	13,447	4,000	1,158	753	554	22,868
Current period net charge-offs	$(56,272)	$(148,487)	$(2,115)	$649	$679	$528	$(205,018)

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

(1)This balance represents loan receivables in new markets without sufficient data currently available for use by the Affirm scoring methodology including loan receivables originated in Canada.

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

	March 31, 2023	June 30, 2022
Non-delinquent loans	$3,587,516	$2,322,919
4 – 29 calendar days past due	68,344	77,963
30 – 59 calendar days past due	32,591	34,669
60 – 89 calendar days past due	27,888	26,919
90 – 119 calendar days past due (1)	25,377	23,064
Total amortized cost basis	$3,741,716	$2,485,534

(1)Includes $24.6 million and $22.7 million of loan receivables as of March 31, 2023 and June 30, 2022, respectively, that are 90 days or more past due, but are not on nonaccrual status.

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

The following table details activity in the allowance for credit losses, including charge-offs, recoveries and provision for loan losses (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Balance at beginning of period	$182,100	$158,289	$155,392	$117,760
Provision for credit losses	61,480	62,021	225,962	172,720
Charge-offs	(75,820)	(67,280)	(227,886)	(145,307)
Recoveries of charged-off receivables	8,576	6,445	22,868	14,302
Balance at end of period	$176,336	$159,475	$176,336	$159,475

5. Acquisitions

During the nine months ended March 31, 2023 and 2022, there was one acquisition accounted for as business combination in each of the respective years, discussed further below.

Acquisitions completed during the three and nine months ended March 31, 2023

Butter Holdings Ltd

On February 1, 2023, we completed the closing of the transaction contemplated by a share purchase agreement entered into with certain sellers to acquire the entire issued share capital of Butter Holdings Ltd., (“Butter”) a buy now, pay later company based in the United Kingdom. The purchase price was comprised of (i) $14.9 million in cash, subject to adjustments in accordance with the purchase agreement, and (ii) $1.5 million settlement of subordinated secured notes.

The acquisition date fair value of the consideration transferred for Butter was approximately $16.3 million, which consisted of the following (in thousands):

Cash	$14,863
Settlement of subordinated secured notes	1,475
Total acquisition date fair value of the consideration transferred	$16,337

The acquisition was accounted for as a business combination and reflects the application of acquisition accounting in accordance with ASC Topic 805, “Business Combinations” (“ASC 805”). The acquired identifiable intangible assets have been recorded at their estimated fair values with the excess purchase price assigned to goodwill. The goodwill was primarily attributed to future synergies from integration. The goodwill is not expected to be deductible for income tax purposes.

The following table summarizes the allocation of the consideration paid of approximately $16.3 million to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$287
Loans held for investment, net	172
Accounts Receivable, net	11
Intangible assets	9,243
Other assets	672
Total assets acquired	10,385
Accounts payable	568
Accrued expenses and other liabilities	2,923
Total liabilities assumed	3,491
Net assets acquired	6,894
Goodwill	9,443
Total purchase price	$16,337

The following table sets forth the components of identifiable intangible assets acquired and their estimated useful lives as of the date of acquisition (in thousands):

	Fair Value	Useful Life (in years)
Lending license	$9,243	Indefinite

The fair value of the intangible asset was determined by applying the with-and-without method. The fair value measurements are based on significant unobservable inputs, including management estimates and assumptions, and thus represents Level 3 measurements.

The transaction costs associated with the acquisition were immaterial for the three months ended March 31, 2023 and approximately $1.7 million for the nine months ended March 31, 2023, which are included in general and administrative expense in the interim consolidated statements of operations and comprehensive loss.

Acquisitions completed during the nine months ended March 31, 2022

ShopBrain

On July 1, 2021, we completed the acquisition of technology and intellectual property from Yroo, Inc. and entered into employment arrangements with certain of its employees (“the ShopBrain acquisition”). Yroo, Inc. is a data aggregation and cataloging technology company based in Canada (“ShopBrain”). The purchase price was comprised of (i) $30.0 million in cash and (ii) 151,745 shares of our Class A common stock issued to the shareholders of ShopBrain at closing.

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

Other acquisitions

Fast

On April 19, 2022, we completed the closing of the transaction contemplated by a Release and Waiver Agreement entered into with Fast AF, Inc., (“Fast”) relating to the hiring of certain of its employees or service providers and an option to acquire certain of its assets. The purchase price was comprised of (i) $10.0 million in cash and (ii) forgiveness of a $15.0 million senior secured note issued to Fast in April 2022 prior to the closing.
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

The following table sets forth the identifiable intangible assets acquired and the cost allocated to each asset as of the date of acquisition (in thousands):

Assembled workforce	$12,490
Developed technology[1]	$12,925
Total	$25,415

(1)On March 10, 2023, we completed the purchase of the developed technology intangible asset.

6.   Balance Sheet Components

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, affiliate network partners and servicing fees due from third-party loan owners. We evaluate accounts receivable to determine management’s current estimate of expected credit losses based on historical experience and future expectations and record an allowance for credit losses, as applicable. Our allowance for credit losses with respect to accounts receivable was $12.3 million and $13.9 million as of March 31, 2023 and June 30, 2022, respectively.

Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Internally developed software	$344,497	$200,621
Leasehold improvements	20,128	16,169
Computer equipment	10,797	10,751
Furniture and equipment	6,435	4,279
Total Property, equipment and software, at cost	$381,857	$231,820
Less: Accumulated depreciation and amortization	(104,701)	(60,338)
Total Property, equipment and software, net	$277,156	$171,482

Depreciation and amortization expense on property, equipment and software was $23.9 million and $53.0 million for the three and nine months ended March 31, 2023, respectively, and $7.6 million and $19.2 million for the three and nine months ended March 31, 2022, respectively.

No impairment losses related to property, equipment and software were recorded during the three and nine months ended March 31, 2023 and 2022.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the nine months ended March 31, 2023 were as follows (in thousands):

Balance as of June 30, 2022	$539,534
Additions (1)	9,443
Effect of foreign currency translation	(11,851)
Balance as of March 31, 2023	$537,126

(1)Refer to Note 5. Acquisitions for a description of additions to goodwill during the nine months ended March 31, 2023.

No impairment losses related to goodwill were recorded during the three and nine months ended March 31, 2023 and 2022.

Intangible assets consisted of the following (in thousands):

	March 31, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,933	$(19,887)	$18,046	2.9
Developed technology	39,500	(26,159)	13,340	1.2
Assembled workforce	12,490	(7,909)	4,581	0.6
Trademarks and domains, definite	1,460	(932)	528	1.9
Trademarks, licenses and domains, indefinite	11,422	—	11,422	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,155	$(54,887)	$48,267

	June 30, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$38,371	$(10,281)	$28,090	3.6
Developed technology	39,782	(15,882)	23,900	1.9
Assembled workforce	12,490	(1,664)	10,826	1.3
Trademarks and domains, definite	1,507	(802)	705	2.4
Trademarks and domains, indefinite	2,146	—	2,146	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$94,646	$(28,629)	$66,017

Amortization expense for intangible assets was $23.6 million and $38.4 million for the three and nine months ended March 31, 2023, respectively, and $5.5 million and $16.4 million for the three and nine months ended March 31, 2022, respectively. No impairment losses related to intangible assets were recorded during the three and nine months ended March 31, 2023 and 2022.
The expected future amortization expense of these intangible assets as of March 31, 2023 is as follows (in thousands):

2023 (remaining three months)	$25,910
2024	10,260
2025	251
2026	59
2027 and thereafter	15
Total amortization expense	$36,495

Commercial Agreement Assets

During the year ended June 30, 2022, we granted warrants in connection with our commercial agreements with certain subsidiaries of Amazon.com, Inc. (“Amazon”). The warrants were granted in exchange for certain performance provisions and the benefit of acquiring new users. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested upon grant. The asset was valued based on the fair value of the warrants and represents the probable future economic benefit to be realized over the approximate 3.2 year term of the commercial agreement at the grant date. For the three and nine months ended March 31, 2023, we recognized amortization expense of $10.2 million and $31.1 million, respectively, and $10.2 million and $16.0 million for the three and nine months ended March 31, 2022 in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense. Refer to Note 15. Stockholders’ Equity for further discussion of the warrants.

During the year ended June 30, 2021, we recognized an asset in connection with a commercial agreement with Shopify Inc. (“Shopify”), in which we granted warrants in exchange for the opportunity to acquire new merchant partners. This asset represents the probable future economic benefit to be realized over the expected benefit period and is valued based on the fair value of the warrants on the grant date. We recognized an asset of $270.6 million associated with the fair value of the warrants, which were fully vested as of March 31, 2023. The expected benefit period of the asset was initially estimated to be four years, and the remaining useful life of the asset is reevaluated each reporting period. During fiscal year 2022, the remaining expected benefit period was extended by two years upon the execution of an amendment to the commercial agreement with Shopify which extended the term of the agreement. During the three and nine months ended March 31, 2023, we recorded amortization expense related to the commercial agreement asset of $8.8 million and $26.9 million, respectively, and $16.7 million and $50.7 million for the three and nine months ended March 31, 2022, respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

During the year ended June 30, 2021, we recognized an asset in connection with a commercial agreement with an enterprise partner, in which we granted stock appreciation rights in exchange for the benefit of acquiring access to the partner's consumers. This asset represents the probable future economic benefit to be realized over the three-year expected benefit period and is valued based on the fair value of the stock appreciation rights on the grant date. We initially recognized an asset of $25.9 million associated with the fair value of the stock appreciation rights. During the three and nine months ended March 31, 2023, we recorded amortization expense related to the asset of $2.0 million and $6.2 million, respectively, and $2.0 million and $6.0 million for the three and nine months ended March 31, 2022, respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

Other Assets

    Other assets consisted of the following (in thousands):

	March 31, 2023	June 30, 2022
Processing reserves	$53,728	$26,483
Derivative instruments	49,459	49,983
Equity securities, at cost	43,172	43,172
Operating lease right-of-use assets	34,054	50,671
Prepaid expenses	29,878	37,497
Other assets	60,348	73,761
Total other assets	$270,639	$281,567

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands)

	March 31, 2023	June 30, 2022
Operating lease liability	$55,977	$65,713
Collateral held for derivative instruments	52,219	55,779
Accrued expenses	39,967	67,343
Other liabilities	44,197	48,763
Total accrued expenses and other liabilities	$192,360	$237,598

7. Leases

We lease facilities under operating leases with various expiration dates through 2030. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from nine months to one year. As of March 31, 2023, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to eight years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. The cash collateral and deposits for the letters of credit have been recognized as restricted cash in the interim condensed consolidated balance sheets and totaled $9.7 million as of both March 31, 2023 and June 30, 2022.

There was no impairment expense incurred related to leases during the three and nine months ended March 31, 2023. For the three and nine months ended March 31, 2022 the impairment expense related to leases was not material to our interim consolidated statement of operations.

Operating lease expense is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Operating lease expense (1)	$8,325	$3,900	$15,841	$11,400

(1)During the three and nine months ended March 31, 2023, we incurred charges of $4.7 million, within restructuring charges, net, on our interim consolidated statements of operations, related to a reduction to our ROU lease assets which were attributed to certain leased space we are no longer utilizing for our business operations.

We have subleased a portion of our leased facilities. Sublease income totaled $0.9 million and $2.6 million during the three and nine months ended March 31, 2023, respectively, and $0.9 million and $2.3 million during the three and nine months ended March 31, 2022, respectively.

Lease term and discount rate information are summarized as follows:

March 31, 2023
Weighted average remaining lease term (in years)	4.0
Weighted average discount rate	4.8%

Maturities of lease liabilities as of March 31, 2023 are as follows (in thousands) for the years ended:

2023 (remaining three months)	$4,095
2024	16,504
2025	16,317
2026	15,371
2027 and thereafter	10,354
Total lease payments	62,641
Less imputed interest	(6,664)
Present value of lease liabilities	$55,977

8.   Commitments and Contingencies

Repurchase Obligation

Under the normal terms of our whole loans sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representation and warranties is identified. Generally, a breach in representation and warranties would occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. This amount was not material as of March 31, 2023.

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

Kusnier v. Affirm Holdings, Inc.

On December 8, 2022, plaintiff Mark Kusnier filed a putative class action lawsuit against Affirm, Max Levchin, and Michael Linford in the U.S. District Court for the Northern District of California (the “Kusnier action”). Plaintiff’s amended complaint filed on May 5, 2023 alleges that defendants: (i) caused Affirm to make materially false and/or misleading statements and/or failed to disclose that Affirm’s BNPL service facilitated excessive consumer debt (including with respect to certain for-profit educational institutions), regulatory arbitrage, and data harvesting; (ii) made false and/or misleading statements about certain public regulatory actions; and (iii) made false and/or misleading statements about whether Affirm’s business model was vulnerable to interest rate changes. In light of the above, plaintiff asserts that Affirm violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that Levchin and Linford violated Section 20(a) of the Exchange Act. Plaintiff seeks class certification, unspecified compensatory and punitive damages, and costs and expenses.

Quiroga v. Levchin, et al.

On March 29, 2023, plaintiff John Quiroga filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of California against Affirm, as a nominal defendant, and certain of Affirm's current officers and directors as defendants based on allegations substantially similar to those in the Kusnier action. The Quiroga complaint purports to assert claims on Affirm's behalf for contribution under the federal securities laws, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks corporate reforms, unspecified damages and restitution, and fees and costs. On May 1, 2023, the action was stayed by agreement of the parties. The stay can be lifted at the request of either party or upon certain conditions relating to the resolution of the Kusnier action.

We have determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described above, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Amounts accrued as of March 31, 2023 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.

9.   Transactions with Related Parties

In the ordinary course of business, we may enter into transactions with directors, principal officers, their immediate families and affiliated companies in which they are principal stockholders (commonly referred to as related parties). Some of our directors, principal officers, and their immediate families have received loans facilitated by us, in accordance with our regular consumer loan offerings. As of March 31, 2023, the outstanding balance and interest earned on such accounts is immaterial.

10.   Debt

Debt encompasses funding debt, convertible senior notes and our revolving credit facility.

Funding Debt

Funding debt and its aggregate future maturities consists of the following (in thousands):

	March 31, 2023	June 30, 2022
2023	$17,503	$158,547
2024	598,318	421,484
2025	419,580	—
2026	231,308	—
2027 and thereafter	261,210	103,364
Total	$1,527,919	$683,395
Deferred debt issuance costs	(13,799)	(10,818)
Total funding debt, net of deferred debt issuance costs	$1,514,120	$672,577

Warehouse Credit Facilities

Through subsidiaries, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. Borrowings under these agreements are referred to as funding debt and proceeds from the borrowings can only be used for the purposes of facilitating loan funding and origination, with advance rates ranging from 82% to 88% of the total collateralized balance. These revolving facilities mature between fiscal years 2024 and 2029, and subject to covenant compliance, generally permit borrowings up to 12 months prior to the final maturity date of each respective facility. As of March 31, 2023, the aggregate commitment amount of these facilities was $4.0 billion on a revolving basis, of which $1.5 billion was drawn, with $2.5 billion remaining available. Some of the loans originated by us or purchased from the originating bank partners are pledged as collateral for borrowings in our facilities. The unpaid principal balance of these loans totaled $1.8 billion and $0.8 billion as of March 31, 2023 and June 30, 2022, respectively. Our U.S. based warehouse credit facilities and certain lending facilities funding the origination of loans outside of the U.S., have been classified as VIEs and are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm. Funding debt, net of deferred issuance costs, primarily held within our VIEs represents $1.5 billion and $0.7 billion, as of March 31, 2023 and June 30, 2022, respectively.

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

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of March 31, 2023, we were in compliance with all applicable covenants in the agreements.

Repurchase Agreements

We entered into certain sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. The repurchase agreements each have an initial term of three months and subject to mutual agreement by Affirm and the counterparty, we may enter into a repurchase date extension for an additional three month term at market interest rates on such extension date. As of March 31, 2023, the interest rates were 6.68% for both the senior pledged securities and the residual certificate pledged securities. We had $17.5 million and $27.0 million in debt outstanding under our repurchase agreements disclosed within funding debt on the interim condensed consolidated balance sheets as of March 31, 2023 and June 30, 2022, respectively. The debt will be amortized through regular principal and interest payments on the pledged securities. The outstanding debt relates to $25.2 million and $32.4 million in pledged securities disclosed within securities available for sale at fair value on the interim condensed consolidated balance sheets as of March 31, 2023 and June 30, 2022, respectively.

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

During the three and nine months ended March 31, 2023, we entered into a series of privately negotiated transactions with certain holders of our 2026 Notes, pursuant to which we paid an aggregate amount of $206.6 million in cash for the repurchase of $299.1 million aggregate principal amount of our 2026 Notes (the “2026 Note Repurchases”). The carrying amount of the extinguished 2026 Notes was approximately $296.4 million resulting in a $89.8 million gain on early extinguishment of debt, which is reported as a component of other income, net within our interim consolidated statements of operations and comprehensive income. In exchange for paying cash pursuant to the 2026 Note Repurchases, we received and canceled the repurchased 2026 Notes.

The convertible senior notes outstanding as of March 31, 2023 consisted of the following (in thousands):

	Principal Amount	Unamortized Discount and Issuance Cost	Net Carrying Amount
Convertible Senior Notes	$1,425,900	$(12,555)	$1,413,345

The 2026 Notes do not bear interest. We recognized $1.0 million and $3.1 million during the three and nine months ended March 31, 2023, respectively, and $1.0 million and $1.4 million during the three and nine months ended March 31, 2022, respectively, of interest expense related to the amortization of debt discount and issuance costs in the interim condensed consolidated statement of operations and comprehensive loss within other income, net. As of March 31, 2023, the remaining life of the 2026 Notes is approximately 44 months.

Revolving Credit Facility

On February 4, 2022, we entered into a revolving credit agreement with a syndicate of commercial banks for a $165.0 million unsecured revolving credit facility. On May 16, 2022, we increased unsecured revolving commitments under the facility to $205.0 million. This facility bears interest at a rate equal to, at our option, either (a) a Secured Overnight Financing Rate (“SOFR”) rate determined by reference to the forward-looking term SOFR rate for the interest period, plus an applicable margin of 1.85% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the U.S. prime rate and (iii) the one-month forward-looking term SOFR rate plus 1.00% per annum, in each case, plus an applicable margin of 0.85% per annum. The revolving credit agreement has a final maturity date of February 4, 2025. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.20% per annum on the undrawn balance available. There are no borrowings outstanding under the facility as of March 31, 2023.

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

We defer and amortize debt issuance costs for consolidated securitization trusts on a straight-line basis over the expected life of the notes.

The following tables present the aggregate carrying value of financial assets and liabilities within consolidated VIEs (in thousands):

	March 31, 2023
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$1,585,168	$1,386,167	$199,001
Securitizations	1,922,876	1,792,114	130,762
Total consolidated VIEs	$3,508,044	$3,178,281	$329,763

	June 30, 2022
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$563,207	$534,422	$28,785
Securitizations	1,679,062	1,632,107	46,955
Total consolidated VIEs	$2,242,269	$2,166,529	$75,740

Unconsolidated VIEs

Our transactions with unconsolidated VIEs include securitization trusts where we did not retain significant economic exposure through our variable interests and therefore we determined that we are not the primary beneficiary as of March 31, 2023.

The following information pertains to unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary (in thousands):

	March 31, 2023
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$505,301	$489,938	$15,363	$25,252
Total unconsolidated VIEs	$505,301	$489,938	$15,363	$25,252

	June 30, 2022
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$996,242	$965,909	$30,333	$51,248
Total unconsolidated VIEs	$996,242	$965,909	$30,333	$51,248

Maximum exposure to losses represents our exposure through our continuing involvement as servicer and through our retained interests. For unconsolidated VIEs, this includes $25.2 million in retained notes and residual certificates disclosed within securities available for sale at fair value in our interim condensed consolidated balance sheets and an immaterial amount related to our servicing assets disclosed within other assets in our interim condensed consolidated balance sheets as of March 31, 2023.

Additionally, we may experience a loss due to future repurchase obligations resulting from breaches in representations and warranties in our securitization and third-party sale agreements. This amount was not material as of March 31, 2023.

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

See Note 14. Fair Value of Financial Assets and Liabilities for additional information on the fair value sensitivity of the notes receivable and residual certificates. Additionally, as of March 31, 2023, we have pledged each of our retained beneficial interests as collateral in a sale and repurchase agreement as described in Note 10. Debt.

12.   Investments

Marketable Securities

Marketable securities include certain investments classified as cash and cash equivalents and securities available for sale, at fair value, and consist of the following as of each date presented within the interim condensed consolidated balance sheets (in thousands):

	March 31, 2023	June 30, 2022
Cash and cash equivalents:
Money market funds	$204,449	$162,483
Certificates of deposit	—	16,026
Commercial paper	156,887	229,272
Government bonds
US	193,175	58,541
Securities available for sale:
Certificates of deposit	145,528	300,390
Corporate bonds	292,726	368,671
Commercial paper	186,143	478,293
Agency bonds	35,194	—
Government bonds
Non-US	6,108	17,955
US	367,081	378,386
Securitization notes receivable and certificates (1)	25,235	51,678
Other	1,016	—
Total marketable securities:	$1,613,542	$2,061,695

(1)These securities have been pledged as collateral in connection with sale and repurchase agreements as discussed within Note 10. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of March 31, 2023 and June 30, 2022 were as follows (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$145,813	$21	$(306)	$—	$145,528
Corporate bonds	296,186	225	(3,685)	—	292,726
Commercial paper (1)	343,077	62	(109)	—	343,030
Agency bonds	35,092	102	—	—	35,194
Government bonds
Non-US	6,258	—	(150)	—	6,108
US (1)	561,761	366	(1,871)	—	560,256
Securitization notes receivable and certificates (2)	26,330	—	(616)	(479)	25,235
Other	1,016	—	—	—	1,016
Total securities available for sale	$1,415,533	$776	$(6,737)	$(479)	$1,409,093

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit (1)	$317,331	$6	$(921)	$—	$316,416
Corporate bonds (1)	371,907	7	(3,243)	—	368,671
Commercial paper (1)	708,694	16	(1,145)	—	707,565
Government bonds
Non-US	18,196	—	(241)	—	17,955
US (1)	438,947	—	(2,020)	—	436,927
Securitization notes receivable and certificates (2)	52,180	178	(659)	(21)	51,678
Total securities available for sale	$1,907,255	$207	$(8,229)	$(21)	$1,899,212

(1)Certificates of deposit, corporate bonds, commercial paper, and US government bonds include $350.1 million and $303.8 million as of March 31, 2023 and June 30, 2022, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)These securities have been pledged as collateral in connection with sale and repurchase agreements as discussed within Note 10. Debt.

As of March 31, 2023 and June 30, 2022, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of March 31, 2023 and June 30, 2022, are as follows (in thousands):

	March 31, 2023
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$123,816	$(306)	$—	$—	$123,816	$(306)
Corporate bonds	243,747	(3,364)	29,672	(321)	273,419	(3,685)
Commercial paper	151,058	(109)	—	—	151,058	(109)
Government bonds
Non-US	2,089	(43)	4,018	(107)	6,107	(150)
US	201,831	(1,871)	—	—	201,831	(1,871)
Total securities available for sale (1)	$722,541	$(5,693)	$33,690	$(428)	$756,231	$(6,121)

	June 30, 2022
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$290,169	$(921)	$—	$—	$290,169	$(921)
Corporate bonds	351,088	(3,243)	—	—	351,088	(3,243)
Commercial paper	679,272	(1,145)	—	—	679,272	(1,145)
Government bonds
Non-US	17,955	(241)	—	—	17,955	(241)
US	431,903	(2,020)	—	—	431,903	(2,020)
Securitization notes receivable and certificates	722	(45)	—	—	722	(45)
Total securities available for sale (1)	$1,771,109	$(7,615)	$—	$—	$1,771,109	$(7,615)

(1)The number of positions with unrealized losses for which an allowance for credit losses has not been recorded totaled 133 and 270 as of March 31, 2023 and June 30, 2022, respectively.

The length of time to contractual maturities of securities available for sale as of March 31, 2023 and June 30, 2022 were as follows (in thousands):

	March 31, 2023
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit (2)	$145,813	$145,528	$—	$—	$145,813	$145,528
Corporate bonds (2)	161,736	160,486	134,450	132,240	296,186	292,726
Commercial paper (2)	343,077	343,030	—	—	343,077	343,030
Agency bonds	31,411	31,511	3,681	3,683	35,092	35,194
Government bonds
Non-US	4,126	4,019	2,132	2,089	6,258	6,108
US (2)	491,446	490,718	70,315	69,538	561,761	560,256
Securitization notes receivable and certificates (1)	—	—	26,330	25,235	26,330	25,235
Other	1,016	1,016	—	—	1,016	1,016
Total securities available for sale	$1,178,625	$1,176,308	$236,908	$232,785	$1,415,533	$1,409,093

	June 30, 2022
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit (2)	$317,331	$316,416	$—	$—	$317,331	$316,416
Corporate bonds (2)	206,208	204,614	165,699	164,057	371,907	368,671
Commercial paper (2)	708,694	707,565	—	—	708,694	707,565
Government bonds
Non-US	11,895	11,813	6,301	6,142	18,196	17,955
US (2)	360,757	359,242	78,190	77,685	438,947	436,927
Securitization notes receivable and certificates (1)	—	—	52,180	51,678	52,180	51,678
Total securities available for sale	$1,604,885	$1,599,650	$302,370	$299,562	$1,907,255	$1,899,212

(1)Based on weighted average life of expected cash flows as of March 31, 2023 and June 30, 2022.
(2)Certificates of deposit, corporate bonds, commercial paper, and US government bonds include $350.1 million and $303.8 million as of March 31, 2023 and June 30, 2022, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.

Gross proceeds from matured or redeemed securities were $709.5 million and $2,863.9 million for the three and nine months ended March 31, 2023, respectively, and $949.3 million and $1,584.8 million for the three and nine months ended March 31, 2022, respectively.

For available for sale securities realized gains and losses from portfolio sales were not material for the three and nine months ended March 31, 2023. There were no portfolio sales or associated realized gains or losses for the three and nine months ended March 31, 2022.

Non-marketable Equity Securities

Equity investments without a readily determinable fair value held at cost were $43.2 million as of both March 31, 2023 and June 30, 2022 and are included in other assets within the interim condensed consolidated balance sheets.

There have been no unrealized or realized gains and losses due to observable changes in orderly transactions and we did not record any impairment for the three and nine months ended March 31, 2023 and 2022.

13.   Derivative Financial Instruments

We use derivative financial instruments (“derivatives”) to manage exposure to variable interest rates. Our primary objective in holding derivatives is to reduce the volatility in cash flows associated with our funding activities, arising from changes in interest rates. We do not employ derivatives for trading or speculative purposes.

As of March 31, 2023, we used a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risk associated with variable interest rates. FASB ASC 815-10 requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position. In accordance with that Subtopic, we designate certain derivative instruments as cash flow hedges, while others are not designated as hedges. Certain of our derivative agreements provide for netting arrangements for contracts that settle with the same counterparty, however, we do not offset assets and liabilities under these arrangements for financial statement presentation purposes. As such, the fair values are presented gross within other assets and accrued expenses and other liabilities. Offsetting collateral received by or paid to the counterparty is presented gross within accrued expenses and other liabilities or other assets, as applicable, on the interim condensed consolidated balance sheets.

Cash Flow Hedges

We have interest rate swaps designated as cash flow hedges in order to mitigate our exposure to changes in interest rates on our variable rate warehouse funding debt. The interest rate swaps involve the receipt of variable-rate amounts from a counterparty in exchange for fixed-rate payments over the life of the agreements without exchange of the underlying notional amount. These swaps that qualify as cash flow hedges are documented and designated as such when we enter into the contracts. In accordance with our risk management policies, we structure our hedges with terms similar to that of the item being hedged. We formally assess, at inception of the hedge accounting relationship and on a quarterly basis, whether derivatives designated as cash flow hedges are highly effective in offsetting changes to the forecasted cash flows of the hedged items.

The gain or loss on the derivatives is recorded in other comprehensive income (loss) (“OCI”) and reclassified into earnings when the hedged cash flows are recognized in funding costs within the interim consolidated statements of operations and comprehensive income. The amount that is reclassified into earnings is presented in the interim consolidated statements of income in funding costs, the same line item in which the hedged transaction is recognized.

Derivatives Not Designated as Hedges

We have interest rate caps and interest rate swaps that are not designated as hedging instruments. We enter into these contracts to manage interest rate risk. Any changes in the fair value of these financial instruments are reflected in other income, net, on the interim condensed consolidated statements of operations and comprehensive loss.

Derivative Activity

The following table summarizes the total fair value, including interest accruals, and outstanding notional amounts of derivative instruments as of March 31, 2023 and June 30, 2022 (in thousands):

	March 31, 2023			June 30, 2022
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts - cash flow hedges	$1,100,000	$27	$(284)	$—	$—	$—
Derivatives not designated as hedges
Interest rate contracts	2,066,660	49,432	—	1,690,000	49,983	—
Total gross derivative assets/liabilities	$3,166,660	$49,459	$(284)	$1,690,000	$49,983	$—

The following table summarizes the impact of the cash flow hedges on Accumulated Other Comprehensive Income (“AOCI”) (in thousands):

	Three Months Ended March 31,	Nine Months Ended March 31,
	2023	2023
Balance at beginning of period	$—	$—
Changes in fair value	(303)	(303)
Amounts reclassified into earnings (1)	(46)	(46)
Balance at end of period (2)	$(257)	$(257)

(1)The amounts reclassified into earnings is presented in the interim consolidated statements of income within funding costs.
(2)Over the next 12 months, we expect to reclassify $0.3 million of net pre-tax losses from AOCI into funding costs within our interim consolidated statements of operations and comprehensive income.

The following table summarizes the impact of the derivative instruments on income and indicates where within the interim consolidated statements of operations and comprehensive income such impact is reported (in thousands):

Location of Gains (Losses) where the Effects of Derivatives are recorded	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
The effects of cash flow hedging
Funding Costs	(46)		(46)
The effects of derivatives not designated in hedging relationships
Other Income, net	(3,691)	35,145	33,819	38,416

14.   Fair Value of Financial Assets and Liabilities

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

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and June 30, 2022 (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$204,449	$—	$—	$204,449
Commercial paper	—	156,887	—	156,887
Government bonds - U.S.	—	193,175	—	193,175
Securities available for sale:
Certificate of deposit	—	145,528	—	145,528
Corporate bonds	—	292,726	—	292,726
Commercial paper	—	186,143	—	186,143
Agency bonds	—	35,194	—	35,194
Government bonds:
Non-U.S.	—	6,108	—	6,108
U.S.	—	367,081	—	367,081
Securitization notes receivable and residual trust certificates	—	—	25,235	25,235
Other	—	—	1,016	1,016
Servicing assets	—	—	771	771
Derivative instruments	—	49,459	—	49,459
Total assets	$204,449	$1,432,301	$27,022	$1,663,772
Liabilities:
Servicing liabilities	$—	$—	$3,674	$3,674
Performance fee liability	—	—	1,697	1,697
Residual trust certificates, held by third-parties	—	—	178	178
Contingent consideration	—	—	14,580	14,580
Profit share liability	—	—	2,190	2,190
Derivative instruments	—	284	—	284
Total liabilities	$—	$284	$22,319	$22,603

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$162,483	$—	$—	$162,483
Certificates of deposit	—	16,026	—	16,026
Commercial paper	—	229,272	—	229,272
Government bonds - U.S.	—	58,541	—	58,541
Securities available for sale:
Certificate of deposit	—	300,390	—	300,390
Corporate bonds	—	368,671	—	368,671
Commercial paper	—	478,293	—	478,293
Government bonds:
Non-U.S.	—	17,955	—	17,955
U.S.	—	378,386	—	378,386
Securitization notes receivable and residual trust certificates	—	—	51,678	51,678
Servicing assets	—	—	1,192	1,192
Derivative instruments	—	49,983	—	49,983
Total assets	$162,483	$1,897,517	$52,870	$2,112,870
Liabilities:
Servicing liabilities	$—	$—	$2,673	$2,673
Performance fee liability	—	—	1,710	1,710
Residual trust certificates, held by third-parties	—	—	377	377
Contingent consideration	—	—	23,348	23,348
Profit share liability	—	—	1,987	1,987
Total liabilities	$—	$—	$30,095	$30,095

There were no transfers between levels during the periods ended March 31, 2023 and June 30, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Securities Available for Sale

As of March 31, 2023, we held marketable securities classified as available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Derivative Instruments

As of March 31, 2023 and June 30, 2022, our derivative instruments are classified as Level 2 within the fair value hierarchy, based on prices quoted for similar financial instruments in markets that are not active. Refer to Note 13. Derivative Financial Instruments in the notes to the interim condensed consolidated financial statements for further details on our derivative instruments.

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

Servicing Assets and Liabilities

We sold loans with an unpaid balance of $1.7 billion and $5.8 billion for the three and nine months ended March 31, 2023, respectively, and $2.0 billion and $5.6 billion for the three and nine months ended March 31, 2022, respectively, for which we retained servicing rights.

As of March 31, 2023 and June 30, 2022, we serviced loans which we sold with a remaining unpaid principal balance of $4.2 billion and $4.5 billion, respectively.

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

We earned $21.4 million and $64.3 million of servicing income for the three and nine months ended March 31, 2023, respectively, and $23.5 million and $44.2 million for the three and nine months ended March 31, 2022, respectively.

As of March 31, 2023 and June 30, 2022, the aggregate fair value of the servicing assets was measured at $0.8 million and $1.2 million, respectively, and presented within other assets on the interim condensed consolidated balance sheets. As of March 31, 2023 and June 30, 2022, the aggregate fair value of the servicing liabilities was measured at $3.7 million and $2.7 million, respectively, and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Fair value at beginning of period	$1,093	$2,178	$1,192	$2,349
Initial transfers of financial assets	—	1,991	433	3,105
Subsequent changes in fair value	(322)	451	(854)	(834)
Fair value at end of period	$771	$4,620	$771	$4,620

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Fair value at beginning of period	$3,680	$8,626	$2,673	$3,961
Initial transfers of financial assets	1,954	2,940	6,149	13,826
Subsequent changes in fair value	(1,960)	(5,960)	(5,148)	(12,181)
Fair value at end of period	$3,674	$5,606	$3,674	$5,606

The following tables presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of March 31, 2023 and June 30, 2022:

		March 31, 2023
	Unobservable Input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.75%	3.00%	0.97%
	Gross default rate (2)	1.90%	10.64%	3.73%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.75%	3.00%	2.23%
	Gross default rate (2)	10.25%	27.14%	13.35%

		June 30, 2022
	Unobservable Input	Minimum	Maximum	Weighted Average
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation(1)	0.78%	1.85%	1.10%
	Gross default rate (2)	0.59%	50.59%	1.59%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation(1)	2.13%	2.34%	2.21%
	Gross default rate (2)	9.03%	24.44%	13.81%

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

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	March 31, 2023	June 30, 2022
Servicing assets
Gross default rate assumption:
Gross default rate increase of 25%	$—	$11
Gross default rate increase of 50%	$(1)	$22
Adequate compensation assumption:
Adequate compensation increase of 10%	$(578)	$—
Adequate compensation increase of 20%	$(1,156)	$—
Adequate compensation increase of 25%	$—	$(3,513)
Adequate compensation increase of 50%	$—	$(7,026)
Discount rate assumption:
Discount rate increase of 25%	$(26)	$(57)
Discount rate increase of 50%	$(51)	$(109)
Servicing liabilities
Gross default rate assumption:
Gross default rate increase of 25%	$(14)	$(10)
Gross default rate increase of 50%	$(28)	$(21)
Adequate compensation assumption:
Adequate compensation increase of 10%	$3,104	$—
Adequate compensation increase of 20%	$6,207	$—
Adequate compensation increase of 25%	$—	$6,139
Adequate compensation increase of 50%	$—	$12,278
Discount rate assumption:
Discount rate increase of 25%	$(77)	$(50)
Discount rate increase of 50%	$(149)	$(98)

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

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Fair value at beginning of period	$1,876	$1,530	$1,710	$1,290
Purchases of loans	337	432	1,388	1,265
Settlements Paid	(997)	(418)	(1,498)	(418)
Subsequent changes in fair value	481	40	97	(553)
Fair value at end of period	$1,697	$1,584	$1,697	$1,584

Significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability are the discount rate, refund rate, and default rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of March 31, 2023 and June 30, 2022:

	March 31, 2023
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Refund rate	1.50%	1.50%	1.50%
Default rate	1.78%	3.34%	2.77%

	June 30, 2022
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.78%	3.10%	2.42%

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

The following table summarizes the activity related to the fair value of the residual trust certificates held by third-parties (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Fair value at beginning of period	$242	$619	$377	$914
Repayments	(71)	(146)	(248)	(549)
Subsequent changes in fair value	7	16	49	124
Fair value at end of period	$178	$489	$178	$489

Significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties as of March 31, 2023 and June 30, 2022:

	March 31, 2023
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	15.00%	10.00%
Loss rate	0.75%	1.13%	0.75%
Prepayment rate	4.00%	8.00%	8.00%

	June 30, 2022
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	10.00%	10.00%	10.00%
Loss rate	0.75%	0.75%	0.75%
Prepayment rate	8.00%	8.00%	8.00%

Retained Beneficial Interests in Unconsolidated VIEs

As of March 31, 2023, the Company held notes receivable and residual trust certificates with an aggregate fair value of $25.2 million in connection with unconsolidated securitizations. The balances correspond to the 5% economic risk retention the Company is required to maintain as the securitization sponsor.

These assets are measured at fair value using a discounted cash flow model, and presented within securities available for sale at fair value on the interim condensed consolidated balance sheets. Changes in the fair value, other than declines in fair value due to credit recognized as an allowance, are reflected in other comprehensive income (loss) on the interim condensed consolidated statements of operations and comprehensive loss. Declines in fair value due to credit are reflected in other income, net on the interim condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the activity related to the fair value of the notes and residual trust certificates (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Fair value at beginning of period	$32,766	$25,319	$51,678	$16,170
Additions	—	22,067	—	35,762
Cash received (due to payments or sales)	(8,012)	(4,414)	(26,847)	(8,798)
Change in unrealized gain (loss)	374	(402)	(136)	(586)
Accrued interest	249	215	997	285
Reversal of (impairment on) securities available for sale	(143)	(78)	(458)	(126)
Fair value at end of period	$25,235	$42,707	$25,235	$42,707

Significant unobservable inputs used for our Level 3 fair value measurement of the notes and residual trust certificates are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates as of March 31, 2023 and June 30, 2022:

	March 31, 2023
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	4.45%	29.84%	6.96%
Loss rate	1.16%	17.39%	3.58%
Prepayment rate	7.00%	30.30%	19.72%

	June 30, 2022
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	3.68%	22.50%	5.37%
Loss rate	0.61%	10.95%	2.65%
Prepayment rate	5.25%	35.00%	18.48%

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the securitization residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

	March 31, 2023	June 30, 2022
Discount rate assumption:
Discount rate increase of 25%	$(288)	$(1,410)
Discount rate increase of 50%	$(566)	$(2,295)
Loss rate assumption:
Loss rate increase of 25%	$(243)	$(729)
Loss rate increase of 50%	$(368)	$(964)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$(45)	$(545)
Prepayment rate decrease of 50%	$(91)	$(519)

Contingent Consideration

Our acquisition of PayBright, Inc. (“PayBright”) on January 1, 2021 included consideration transferred and 2,587,362 shares of our common stock held in escrow, contingent upon the achievement of future milestones. At the acquisition date, we classified the contingent consideration as a liability and estimated its fair value using a Monte Carlo simulation utilizing assumptions of simulated revenue, equity volatility, and a discount rate. The liability is remeasured to its fair value at each reporting date, utilizing a Monte Carlo simulation for periods in which actual revenues are unknown, until the contingency is resolved. During the year ended June 30, 2022, one of these milestones was achieved and 1,293,681 shares of our Class A common stock were released from escrow, resulting in a reduction to the contingent liability. During the nine months ended March 31, 2023, an additional milestone was achieved and the fair value was estimated based on the shares expected to be released from escrow multiplied by the estimated share price. The fair value estimate represents a Level 3 measurement, as the revenue milestone represents a significant unobservable input. The change in fair value of the contingent consideration at each reporting date is recognized as a component of other income, net in the interim condensed consolidated statements of operations and comprehensive loss for the respective period.

The following table summarizes the activity related to the fair value of the PayBright contingent consideration (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Fair value at beginning of period	$12,510	$253,750	$23,348	$153,447
Subsequent changes in fair value	2,109	(136,248)	(7,193)	(28,682)
Effect of foreign currency translation	(39)	1,506	(1,575)	(5,757)
Fair value at end of period	$14,580	$119,008	$14,580	$119,008

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

The following table summarizes the activity related to the fair value of the profit share liability (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
Fair value at beginning of period	$3,697	$2,053	$1,987	$2,465
Facilitation of loans	1,045	1,098	4,520	4,672
Actual performance	(3,890)	(2,918)	(6,154)	(3,929)
Subsequent changes in fair value	1,338	1,645	1,837	(1,330)
Fair value at end of period	$2,190	$1,878	$2,190	$1,878

Significant unobservable inputs used for our Level 3 fair value measurement of the profit share liability are the discount rate and estimated program profitability. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of March 31, 2023 and June 30, 2022:

	March 31, 2023
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	30.00%	30.00%	30.00%
Program profitability	0.07%	1.81%	1.30%

	June 30, 2022
Unobservable Input	Minimum	Maximum	Weighted Average
Discount rate	30.00%	30.00%	30.00%
Program profitability	1.25%	3.54%	1.28%

Financial Assets and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial assets and liabilities not recorded at fair value as of March 31, 2023 and June 30, 2022 (in thousands):

	March 31, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	$122	$—	$122	$—	$122
Loans held for investment, net	3,599,206	—	—	3,816,941	3,816,941
Other assets	9,637	—	9,637	—	9,637
Total assets	$3,608,965	$—	$9,759	$3,816,941	$3,826,700
Liabilities:
Convertible senior notes, net (1)	$1,413,345	$—	$923,270	$—	$923,270
Notes issued by securitization trusts	1,788,853	—	—	1,743,862	1,743,862
Funding debt (2)	1,527,919	—	—	1,527,869	1,527,869
Total liabilities	$4,730,117	$—	$923,270	$3,271,731	$4,195,001

	June 30, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	$2,670	$—	$2,670	$—	$2,670
Loans held for investment, net	2,348,169	—	—	2,412,871	2,412,871
Other assets	12,661	—	12,661	—	12,661
Total assets	$2,363,500	$—	$15,331	$2,412,871	$2,428,202
Liabilities:
Convertible senior notes, net (1)	$1,706,668	$—	$984,285	$—	$984,285
Notes issued by securitization trusts	1,627,580	—	—	1,529,401	1,529,401
Funding debt (2)	683,395	—	—	683,388	683,388
Total liabilities	$4,017,643	$—	$984,285	$2,212,789	$3,197,074

(1)The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.
(2)As of March 31, 2023 and June 30, 2022, debt issuance costs in the amount of $13.8 million and $10.8 million, respectively, was included within funding debt.

15.   Stockholders’ Equity

Common Stock

The Company had shares of common stock reserved for issuance as follows:

	March 31, 2023	June 30, 2022
Available outstanding under stock option plan	54,341,564	53,158,233
Available for future grant under stock option plan	37,230,979	31,156,746
Total	91,572,543	84,314,979

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

In November 2021, we granted warrants to purchase 22,000,000 shares of common stock in connection with our commercial agreements with Amazon. 7,000,000 of the warrant shares have an exercise price of $0.01 per share and a term of 3.5 years, while the remaining 15,000,000 warrant shares have an exercise price of $100 per share and a term of 7.5 years. We valued the warrants at the grant date using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero; years to maturity of 3.5 and 7.5 years, respectively; volatility of 45%; and a risk-free rate of 0.93% and 1.47%, respectively. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested at the grant date. Refer to Note 6. Balance Sheet Components for more information on the asset and related amortization during the period. The remaining grant-date fair value of the warrants will be recognized within our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions. During the three and nine months ended March 31, 2023, a total of $104.1 million and $361.8 million, respectively, was recognized within sales and marketing expense which included $10.2 million and $31.1 million, respectively, in amortization expense of the commercial agreement asset and $93.9 million and $330.7 million, respectively, in expense based upon the grant-date fair value of the warrant shares that vested. During the three and nine months ended March 31, 2022, a total of $102.4 million and $173.0 million, respectively, was recognized within sales and marketing expense which included $10.2 million and $16.0 million, respectively, in amortization expense of the commercial agreement asset and $92.2 million and $157.0 million, respectively, in expense based upon the grant-date fair value of the warrant shares that vested.

16.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and restricted stock units (“RSUs”) to employees, officers, directors, and consultants. As of March 31, 2023, the maximum number of shares of common stock which may be issued under the Plan is

146,209,197 Class A shares. As of March 31, 2023 and June 30, 2022, there were 37,230,979 and 31,156,746 shares of Class A common stock, respectively, available for future grants under the Plan.

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

The following table summarizes our stock option activity for the nine months ended March 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2022	19,310,706	$15.22	6.94
Granted	1,991,427	19.10
Exercised	(726,425)	4.39
Forfeited, expired or cancelled	(993,984)	37.14
Balance as of March 31, 2023	19,581,724	14.92	6.27
Vested and exercisable, March 31, 2023	14,385,171	$10.14	5.61	$62,657
Vested and exercisable, and expected to vest thereafter(1) March 31, 2023	19,341,889	$14.66	6.25	$64,261

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

The weighted-average grant date fair value of options granted during the nine months ended March 31, 2023 was $10.92. As of March 31, 2023, unrecognized compensation expense related to unvested stock options was approximately $50.2 million, which is expected to be recognized over a remaining weighted-average period of 2.3 years.

When an employee exercises stock options, we collect and remit taxes on the employee’s behalf to applicable taxing authorities. As of March 31, 2023 and June 30, 2022, the balance of equity exercise taxes payable was $3.2 million and $10.9 million, respectively, which is included in accounts payable on the interim condensed consolidated balance sheets.

Value Creation Award

In November 2020, in connection with an overall review of the compensation of Max Levchin, our Chief Executive Officer, in advance of the IPO, and taking into account Mr. Levchin’s leadership since the inception of the Company, the comparatively modest level of cash compensation he had received from the Company during his many years of service, and that he did not hold any unvested equity awards, the Company’s Board of Directors approved a long-term, multi-year performance-based stock option grant providing Mr. Levchin with the opportunity to earn the right to purchase up to 12,500,000 shares of the Company’s Class A common stock (the “Value Creation Award”). We recognize stock-based compensation on these awards based on the grant date fair value using an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. During the three and nine months ended March 31, 2023, we incurred stock-based compensation expense of $20.3 million and $75.2 million, respectively, associated with the Value Creation Award as a component of general and administrative expense within the interim condensed consolidated statements of operations and comprehensive loss. For the three and nine months ended March 31, 2022, we incurred stock-based compensation expense of $29.0 million and $113.5 million, respectively.

As of March 31, 2023, unrecognized compensation expense related to the Value Creation Award was approximately $132.2 million, which is expected to be recognized over a remaining weighted-average period of 2.8 years.

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

The following table summarizes our RSU activity during the nine months ended March 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested as of June 30, 2022	21,387,592	$38.41
Granted	15,977,301	23.18
Vested	(10,118,647)	34.01
Forfeited, expired or cancelled	(4,911,072)	37.43
Non-vested as of March 31, 2023	22,335,174	$29.72

As of March 31, 2023, unrecognized compensation expense related to unvested RSUs was approximately $574.3 million, which is expected to be recognized over a remaining weighted-average period of 1.8 years.

2020 Employee Stock Purchase Plan

On November 18, 2020, our Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum effort towards the success of the Company and that of its affiliates. A total of 11.3 million shares of Class A common stock are reserved and available for issuance under the ESPP and 649,580 shares have been issued as of March 31, 2023. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year, with the initial six-month offering period beginning December 1, 2021. At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP at the first day of the offering period, which represents the grant date. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
General and administrative	$54,789	$58,100	$188,788	$187,789
Technology and data analytics	45,040	33,639	137,002	75,133
Sales and marketing	5,840	5,998	19,517	15,655
Processing and servicing	1,120	650	3,065	1,536
Total stock-based compensation in operating expenses	106,789	98,387	348,372	280,113
Capitalized into property, equipment and software, net	19,113	14,618	62,760	39,691
Total stock-based compensation expense	$125,902	$113,005	$411,132	$319,804

In connection with the acquisition of Returnly on May 1, 2021, we issued 304,364 shares of our Class A common stock, which are held in escrow. Because the future payment of the escrowed shares is contingent on continued employment of certain employees, the arrangement represents stock-based compensation in the post combination period. The grant-date fair value was estimated based on the value of the shares at the date of closing. The escrowed shares have a requisite service period of two years and contain a performance-based vesting condition (i.e., the achievement of certain revenue targets). We record stock-based compensation expense on a straight-line basis for each tranche over the requisite service period, as long as the performance-based conditions are considered probable of being satisfied. During the nine months ended March 31, 2023, the arrangement was modified, resulting in the release of 45,459 shares from escrow and the remittance of 243,384 shares back to the Company. The modification resulted in the recognition of $2.0 million of incremental compensation cost within general and administrative expenses in our interim condensed statement of operations. As of March 31, 2023, 15,521 shares remain in escrow.

17.   Restructuring charges, net

On February 8, 2023, we committed to a restructuring plan (the “Plan”) designed to manage our operating expenses in response to current macroeconomic conditions and ongoing business prioritization efforts. As part of the plan, we reduced our workforce by approximately 500 employees, representing approximately 19% of our employees and incurred lease exit costs related to vacating a portion of our San Francisco office. Restructuring charges, net consists of employee severance pay and related costs and accelerations of amortization expense for the lease asset associated with the exit of certain of our office space.
For the three and nine months ended March 31, 2023, restructuring charges, net was comprised of the following (in thousands):

March 31, 2023
Employee severance pay and related costs	$28,753
Non-cash accelerations of depreciation and amortization expense (1)	6,181
Restructuring charges, net	$34,934

(1)At March 31, 2023, we had a remaining right-of-use asset of $5.2 million related to the office closure that we expect to be fully amortized in the fourth quarter of fiscal 2023 upon fully vacating this space. For further information, refer to Note 7. Leases.

The Company’s restructuring accrual activity for the nine months ended March 31, 2023 is summarized as follows (in thousands):

Accrued restructuring costs, June 30, 2022	$—
Additions	26,297
Cash paid	(25,642)
Adjustment	2,548
Foreign currency translation and other adjustments	(5)
Accrued restructuring costs, March 31, 2023	$3,198

18.   Income Taxes

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

For the three and nine months ended March 31, 2023, we recorded income tax expense (benefit) of $(0.8) million and $(2.6) million, respectively, which was primarily attributable to the effects of foreign income taxes on our Canadian subsidiary and partially offset by various U.S state and other foreign income taxes, as well as the tax amortization of certain intangibles. For the three and nine months ended March 31, 2022, we recorded income tax expense (benefit) of $0.3 million and $0.7 million, respectively, which was primarily attributable to various U.S. state and foreign income taxes and the tax amortization of certain intangibles.

As of March 31, 2023, we continue to recognize a full valuation allowance against our U.S. federal and state net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company for the prior three fiscal years. The presence of a three-year cumulative loss limits the ability to consider other subjective evidence, such as our expectations of future taxable income and projections for growth.

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

19.   Net Loss per Share Attributable to Common Stockholders

The following table presents basic and diluted net loss per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(164,093)	$(41,584)	$(620,015)	$(159,368)
Net loss attributable to common stockholders - basic and diluted	$(164,093)	$(41,584)	$(620,015)	$(159,368)
Denominator:
Weighted average shares of common stock - basic	237,116,053	60,088,662	233,815,676	60,099,592
Weighted average shares of common stock - diluted	237,116,053	60,088,662	233,815,676	60,099,592
Net loss per share:
Basic	$(0.69)	$(0.69)	$(2.65)	$(2.65)
Diluted	$(0.69)	$(0.69)	$(2.65)	$(2.65)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022		2022
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(43,061)	$(11,610)	$(389,424)	$(131,597)
Net loss attributable to common stockholders - basic and diluted	$(43,061)	$(11,610)	$(389,424)	$(131,597)
Denominator:
Weighted average shares of common stock - basic	224,980,598	60,661,222	208,957,734	70,612,281
Weighted average shares of common stock - diluted	224,980,598	60,661,222	208,957,734	70,612,281
Net loss per share:
Basic	$(0.19)	$(0.19)	$(1.86)	$(1.86)
Diluted	$(0.19)	$(0.19)	$(1.86)	$(1.86)

The following common stock equivalents, presented based on amounts outstanding, were excluded from the calculation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of March 31,
	2023	2022
Restricted stock units	22,335,174	16,351,621
Stock options, including early exercise of options	19,581,724	17,195,165
Common stock warrants	6,036,813	5,909,896
Employee stock purchase plan shares	640,075	161,300
Total	48,593,786	39,617,982

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Total Revenue, net	$380,978	$354,762	$26,216	7%	$1,142,160	$985,158	$157,002	16%
Total Operating Expenses	691,013	581,313	109,700	19%	2,099,194	1,573,980	525,214	33%
Operating Loss	$(310,035)	$(226,551)	$(83,484)	37%	$(957,034)	$(588,822)	$(368,212)	63%
Other income, net	103,522	172,139	(68,617)	(40)%	175,067	68,507	106,560	156%
Loss Before Income Taxes	$(206,513)	$(54,412)	$(152,101)	280%	$(781,967)	$(520,315)	$(261,652)	50%
Income tax (benefit) expense	(836)	259	(1,095)	(423)%	(2,584)	706	(3,290)	(466)%
Net Loss	$(205,677)	$(54,671)	$(151,006)	276%	$(779,383)	$(521,021)	$(258,362)	50%
Our Financial Model

Our Revenue Model
From merchants, we earn a fee when we help them convert a sale and facilitate a transaction. We have two loan product offerings: Pay-in-4 and Core loans. Pay-in-4 is a short-term payment plan with four biweekly 0% APR installments, while Core loans include all interest bearing installment loans and 0% APR monthly installment loans. While merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering, we generally earn larger merchant fees on 0% APR financing products. For the three and nine months ended March 31, 2023, Pay-in-4 represented 16% and 19% of total GMV facilitated through our platform, respectively, while 0% APR Core loans represented 15% and 14%, respectively. For the three and nine months ended March 31, 2022, Pay-in-4 represented 18% and 17% of total GMV facilitated through our platform, respectively, while 0% APR Core loans represented 24% and 26%, respectively.
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
We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada and across various states in the U.S. through our consolidated subsidiaries. For the three and nine months ended March 31, 2023, we originated approximately $187.9 million, or 4%, and $618.3 million, or 4%, respectively, of loans in Canada compared to approximately $216.0 million, or 6%, and $645.7 million, or 6%, of loans for the three and nine months ended March 31, 2022, respectively. For the three and nine months ended March 31, 2023, we directly originated $690.8 million, or 15%, and $2,203.1 million, or 15%, respectively, of loans in the U.S. pursuant to our state licenses, compared to approximately $659.7 million, or 17%, and $1,774.4 million, or 16%, of loans for the three and nine months ended March 31, 2022, respectively.
We act as the servicer on all loans that we originate directly or purchase from our originating bank partners and earn a servicing fee on loans we sell to our funding sources. In the normal course of business, we do not sell the servicing rights on any of the loans. To allow for flexible staffing to support overflow and seasonal traffic, we partner with several sub-servicers to manage customer care, first priority collections, and third-party collections in accordance with our policies and procedures.
Factors Affecting Our Performance
Our performance has been and may continue to be affected by many factors, including those identified below, as well as the factors discussed in the section titled “Risk Factors” in this Form 10-Q, our Form 10-Q for the fiscal quarter ended December 31, 2022, and in our most recently filed Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. While we have continued to improve our equity capital efficiency, the percentage of our equity capital required as a percent of the last twelve months’ GMV increased from approximately 1% as of June 30, 2022, to approximately 2% as of March 31, 2023. The increase is due to an increase in on-balance sheet loans, and a lower percentage of our on balance sheet loans funded through securitizations, which generally require a lower percentage of equity capital compared to our warehouse credit facilities. We have elected this shift in our funding mix in response to the current market environment given our ability to allocate loans to warehouse facilities with better economic terms at a given time to support the growth of our business while optimizing cost of funds. The mix of on-balance sheet and off-balance sheet funding is a function of how we choose to allocate loan volume, which is determined by the economic arrangements and supply of capital available to us, both of which may also impact our results in any given period.
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
Macroeconomic Environment
We regularly monitor the direct and indirect impacts of the current macroeconomic conditions on our business, financial condition, and results of operations. During fiscal 2023, the macroeconomic environment has presented a number of challenges to our business. In response to continued inflationary pressure, the U.S. Federal Reserve has raised, and may continue to raise, the federal funds interest rate. Simultaneously, economic uncertainty and the prospect of economic recession has impacted consumer spending. These developments have affected, and may continue to affect, our business and results of operations in the following ways:

•Deceleration in consumer demand: We have experienced a deceleration in consumer demand for discretionary items, which has adversely impacted GMV growth.

•Increased borrowing costs: Our costs of borrowing have increased, resulting in higher transaction costs.

•Volatile capital markets: In response to volatile capital markets conditions, we have retained more loans on our balance sheet funded through our consolidated securitizations and warehouse lines in recent fiscal quarters. Retaining loans on our balance sheet effectively delays the recognition of revenue associated with those loans.

•Managing delinquency rates: We are continuously optimizing our underwriting to manage delinquency rates. While these actions have adversely affected our GMV growth rates during fiscal 2023, for the quarter ended March 31, 2023, our 30-day delinquency rates for monthly installment loans were comparable to, and our allowance rates for loan losses improved over, those experienced during the quarter ended March 31, 2022.

Macroeconomic factors can also cause fluctuations of available capital in our lending marketplace due to shifts in the risk preferences of our lending partners and institutional investors or for other reasons. For example, since the beginning of March 2023, there have been public reports of instability at certain financial institutions. Despite the steps taken to date by U.S. and foreign agencies and institutions, the follow-on effects of this instability are unknown and may lead to disruptions to the businesses and operations of our funding sources.

Restructuring Plan

On February 8, 2023, we committed to a restructuring plan designed to manage our operating expenses in response to macroeconomic conditions and ongoing business prioritization efforts. As part of the plan, we reduced our workforce by approximately 500 employees, representing approximately 19% of our employees at that time, and vacated a portion of our leased San Francisco office. The implementation of the restructuring plan is now substantially complete. For further information, refer to Note 17. Restructuring charges, net to the interim condensed consolidated financial statements in this Form 10-Q.

Pricing Initiatives
We have begun implementing certain pricing initiatives that have the dual purpose of offsetting our increased funding costs while also enabling us to responsibly extend access to credit to a larger number of consumers. These pricing initiatives include the following:

•increasing the maximum APR for loans facilitated on our platform from 30% to 36%;

•increasing the merchant fees payable by some merchants on 0% APR financing products;

•expanding the use of down payments and fine-tuning the requested amounts;

•offering merchant-subsidized low APR loans (4-9.99%) as an alternative to monthly 0% APR programs; and
•shortening loan lengths and minimum order sizes for monthly 0% APR programs.

Regulatory Developments

We are subject to the regulatory and enforcement authority of the Consumer Financial Protection Board (the “CFPB”) as a facilitator, servicer, acquirer or originator of consumer credit. In December 2021, the CFPB issued a Request for Information to five of the largest BNPL providers, including us, requesting information by March 1, 2022. We timely complied with that request but expect to receive additional CFPB requests for information from time to time in the future.

In September 2022, the CFPB published a report on the “buy now, pay later” (“BNPL”) industry. At the time that report was published, the CFPB indicated that it may seek to subject BNPL companies to supervisory examinations. In March 2023, certain members of the U.S. Senate wrote to the director of the CFPB encouraging the CFPB to “move quickly towards bringing the largest [BNPL] lenders under Federal Supervision….” In addition, based on our own communications with the CFPB, we expect the CFPB to begin to supervise companies in the BNPL industry, including, in the foreseeable future, us.
Key Operating Metrics

We focus on several key operating metrics to measure the performance of our business and help determine strategic direction. In addition to revenue, net loss, and other results under U.S. GAAP, the following tables set forth key operating metrics we use to evaluate our business.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2023	2022	% Change	2023	2022	% Change
	(in thousands, except per consumer data)
Gross Merchandise Volume (GMV)	$4,638,580	$3,916,253	18%	$14,686,275	$11,086,766	32%

GMV
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on our platform during the period, net of refunds. GMV does not represent revenue earned by us, however, it is an indicator of the success of our merchants and the strength of our platform.
For the three and nine months ended March 31, 2023, GMV was $4.6 billion and $14.7 billion, respectively, which represents an increase of approximately 18% and 32%, respectively, as compared to the same periods in fiscal 2022. Overall, the increase in GMV in both periods was primarily driven by the expansion of our active merchant base and increases in active consumers and average transactions per consumer. The increase in GMV for the three months ended March 31, 2023 also reflects increased consumer demand at our largest merchant partner by GMV, Amazon, and increased consumer demand in our travel and ticketing category. The increase in GMV for the nine months ended March 31, 2023 was positively impacted by Affirm being an available payment option to Amazon consumers throughout fiscal 2023, while Affirm was a payment option to Amazon consumers only during a portion of fiscal 2022.
For the three and nine months ended March 31, 2023, our top five merchants and platform partners represented approximately 40% and 42%, respectively, of total GMV, as compared to 34% and 33%, respectively, for the three and nine months ended March 31, 2022. GMV attributable to Amazon increased during both the three and nine months ended March 31, 2023 as compared to the same periods in fiscal 2022 but represented less than 20% of total GMV for all such periods.

	March 31, 2023	March 31, 2022	% Change
	(in thousands, except per consumer data)
Active Consumers	16,006	12,733	26%
Transactions per Active Consumer (x)	3.6	2.7	34%
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who engages in at least one transaction on our platform during the 12 months prior to the measurement date.
As of March 31, 2023, we had 16.0 million active consumers, representing an increase of approximately 26% compared to 12.7 million as of March 31, 2022 reflecting the continued growth of our network.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date.
As of March 31, 2023, we had approximately 3.6 transactions per active consumer, an increase of approximately 34% compared to March 31, 2022, primarily as a result of platform growth and higher frequency repeat users driven by consumer engagement.

Results of Operations

The following tables set forth selected interim condensed consolidated statements of operations and comprehensive loss data for each of the periods presented in dollars:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Revenue
Merchant network revenue	$119,013	$121,054	$(2,041)	(2)%	$366,181	$340,385	$25,796	8%
Virtual card network revenue	29,469	23,169	6,300	27%	85,294	69,122	16,172	23%
Total network revenue	148,482	144,223	4,259	3%	451,475	409,507	41,968	10%
Interest income (1)	178,270	134,599	43,671	32%	470,393	390,256	80,137	21%
Gain on sales of loans (1)	32,813	52,484	(19,671)	(37)%	156,015	141,153	14,862	11%
Servicing income	21,413	23,456	(2,043)	(9)%	64,277	44,242	20,035	45%
Total Revenue, net	$380,978	$354,762	$26,216	7%	$1,142,160	$985,158	$157,002	16%
Operating Expenses (2)
Loss on loan purchase commitment	$31,224	$46,853	$(15,629)	(33)%	$105,256	$163,796	$(58,540)	(36)%
Provision for credit losses	66,438	66,294	144	—%	237,377	182,581	54,796	30%
Funding costs	51,188	15,824	35,364	223%	120,005	50,277	69,728	139%
Processing and servicing	65,229	43,371	21,858	50%	186,096	110,421	75,675	69%
Technology and data analytics	161,792	110,291	51,501	47%	463,500	283,293	180,207	64%
Sales and marketing	140,942	156,214	(15,272)	(10)%	493,149	363,650	129,499	36%
General and administrative	139,266	142,466	(3,200)	(2)%	458,877	419,962	38,915	9%
Restructuring charges, net	34,934	—	34,934	NM*	34,934	—	34,934	NM*
Total Operating Expenses	691,013	581,313	109,700	19%	2,099,194	1,573,980	525,214	33%
Operating Loss	$(310,035)	$(226,551)	$(83,484)	37%	$(957,034)	$(588,822)	$(368,212)	63%
Other income, net	103,522	172,139	(68,617)	(40)%	175,067	68,507	106,560	156%
Loss Before Income Taxes	$(206,513)	$(54,412)	$(152,101)	280%	$(781,967)	$(520,315)	$(261,652)	50%
Income tax (benefit) expense	(836)	259	(1,095)	(423)%	(2,584)	706	(3,290)	(466)%
Net Loss	$(205,677)	$(54,671)	$(151,006)	276%	$(779,383)	$(521,021)	$(258,362)	50%
* Not meaningful

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in thousands)
Balance at the beginning of the period	$77,830	$47,960	$42,780	$53,177
Additions from loans purchased or originated, net of refunds	58,909	87,161	201,953	286,034
Amortization of discount	(39,130)	(45,443)	(116,937)	(138,853)
Unamortized discount released on loans sold	(8,203)	(40,177)	(37,156)	(150,857)
Impact of foreign currency translation	(17)	—	(1,251)	—
Balance at the end of the period	$89,389	$49,501	$89,389	$49,501

(2) Amounts include stock-based compensation as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2023	2022	2023	2022
	(in thousands)
General and administrative	$54,789	$58,100	$188,788	$187,789
Technology and data analytics	45,040	33,639	137,002	75,133
Sales and marketing	5,840	5,998	19,517	15,655
Processing and servicing	1,120	650	3,065	1,536
Total stock-based compensation in operating expenses	106,789	98,387	348,372	280,113
Capitalized into property, equipment and software, net	19,113	14,618	62,760	39,691
Total stock-based compensation expense	$125,902	$113,005	$411,132	$319,804
Comparison of the Three and Nine Months Ended March 31, 2023 and 2022

Merchant network revenue
Merchant network revenue is impacted by both GMV and the mix of loans originated on our platform as merchant fees vary based on loan characteristics. In particular, merchant network revenue as a percentage of GMV typically increases with longer-term, non interest-bearing loans with higher AOVs, and decreases with shorter-term, interest-bearing loans with lower AOVs.
Merchant network revenue decreased by $2.0 million, or 2%, for the three months ended March 31, 2023 compared to the same period in fiscal 2022. The decrease is primarily attributed to a decrease of $274.2 million in long-term non-interest bearing loans, our highest merchant fee category, for the three months ended March 31, 2023. The decrease was partially offset by an increase of $742.8 million in short term interest bearing loans, which typically have lower merchant fees, in line with the decline in merchant network revenue as a percentage of GMV discussed below.

Merchant network revenue increased by $25.8 million, or 8%, for the nine months ended March 31, 2023, compared to the same period in fiscal 2022. The increase is primarily attributed to an increase of $3.6 billion in GMV for the nine months ended March 31, 2023. The increase in GMV is a result of the expansion of our active merchant base from 207,049 as of March 31, 2022 to 245,652 as of March 31, 2023, an increase in active consumers from 12.7 million as of March 31, 2022 to 16.0 million as of March 31, 2023, and an increase in average transactions per consumer from 2.7 as of March 31, 2022 to 3.6 as of March 31, 2023. Despite the increase in merchant network revenue, merchant network revenue as a percentage of GMV contracted and AOVs decreased during the period. Merchant network revenue as a percentage of GMV was 2% for the nine months ended March 31, 2023, down from 3% for the same period in fiscal 2022. AOV was $319 for the nine months ended March 31, 2023, down from $377 for the same period in fiscal 2022. These decreases are the result of a higher frequency of consumers choosing Affirm as their payment option with merchants that offer shorter-term, interest-bearing loans with lower AOVs, resulting in lower merchant fees.
Virtual card network revenue
Virtual card network revenue increased by $6.3 million, or 27%, and $16.2 million, or 23%, for the three and nine months ended March 31, 2023, respectively, compared to the same period in 2022. Virtual card network revenue growth is correlated with the growth of GMV processed by our issuer processors. As such, the increase is primarily driven by $1.4 billion and $4.2 billion of GMV processed through our issuer processors, an increase of 22% and 27% for the three and nine months ended March 31, 2023, respectively, as compared to the same period in 2022. This is the result of increased activity on our virtual card-enabled mobile application, as well as growth in existing and new merchants using our virtual card platform, growing from 1,053 merchants as of March 31, 2022 to 1,226 merchants as of March 31, 2023. Virtual card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
Interest income
Interest income increased by $43.7 million, or 32%, and $80.1 million, or 21%, for the three and nine months ended March 31, 2023, respectively, compared to the same period in fiscal 2022. Generally, interest income is correlated with the changes in the average balance of loans held for investment. The average balance of loans held for investment increased by 51% to $3.7 billion and 39% to $3.2 billion for the three and nine months ended March 31, 2023, respectively, compared to the same period in fiscal 2022. The increase in loans held for investment on our interim consolidated balance sheet is in response to the current market environment and our ability to allocate loans to warehouse facilities with better economic terms while optimizing cost of funds. Coupled with the increase in loans held for investment on our interim consolidated balance sheet, interest income from interest bearing loans increased from $95.3 million and $266.9 million for the three and nine months ended March 31, 2022 to $147.8 million and $379.8 million for three and nine months ended March 31, 2023, respectively. This increase was in part due to recent pricing initiatives including increasing the maximum APR for loans facilitated on our platform from 30% to 36% and introducing merchant-subsidized low APR loans (4-9.99%) as an alternative to monthly 0% APR programs.
Gain on sales of loans
Gain on sales of loans decreased by $19.7 million, or 37%, for the three months ended March 31, 2023 compared to the same period in 2022, primarily due to a decrease in loan sale volume as we retain more loans on balance sheet in response to the current market environment. We sold loans with an unpaid balance of $1.7 billion for the three months ended March 31, 2023 compared to $2.0 billion for the same period in 2022.
Gain on sales of loans increased by $14.9 million, or 11%, for the nine months ended March 31, 2023, compared to the same period in 2022, mainly driven by increased loan sale activity. We sold loans with an unpaid balance of $5.8 billion for the nine months ended March 31, 2023 compared to $5.6 billion for the same period in 2022. This increase was driven by higher loan sale volume to third-party loan buyers and optimizing the allocation of loans to loan buyers with more favorable pricing terms.

Servicing income
Servicing income includes net servicing fee revenue and fair value adjustments for servicing assets and liabilities, and is recognized for loan portfolios sold to third party loan buyers and for loans held within our off balance sheet securitizations. Servicing fee revenue varies by contractual servicing fee arrangement and is earned as a percentage of the average unpaid principal balance of loans held by each counterparty where we have a servicing agreement. We reduce servicing income for certain fees we are required to pay per our contractual servicing arrangement.
With respect to fair value adjustments, we remeasure the fair value of servicing assets and liabilities each period and recognize the change in fair value in servicing income. We utilize a discounted cash flow approach to remeasure the fair value of servicing rights. Because we earn servicing income based on the outstanding principal balance of the portfolio, fair value adjustments are impacted by the timing and amount of loan repayments. As such, over the term of each loan portfolio sold, fair value adjustments for servicing assets will decrease servicing income and fair value adjustments for servicing liabilities will increase servicing income. We discuss our valuation methodology and significant level 3 inputs for servicing assets and liabilities within Note 14. Fair Value of Financial Assets and Liabilities.
Servicing income decreased by $2.0 million, or 9%, for the three months ended March 31, 2023, compared to the same period in 2022, primarily driven by changes in fair value of servicing assets and liabilities. The decrease related to changes in fair value of servicing assets and liabilities was partially offset by an increase in servicing fee revenue driven by an increase in the average unpaid principal balance of loans owned by third-party loan owners, which increased from $4.0 billion during the three months ended March 31, 2022 to $4.5 billion during the three months ended March 31, 2023.
Servicing income increased by $20.0 million, or 45%, for the nine months ended March 31, 2023, compared to the same period in 2022, driven primarily by an increase in servicing fee revenue driven by an increase in the average unpaid principal balance of loans owned by third-party loan owners, which increased from $3.0 billion during the nine months ended March 31, 2022 to $4.1 billion during the nine months ended March 31, 2023, combined with increased servicing fees. Additionally, during the nine months ended March 31, 2023, an increase of $0.6 million related to the changes in fair value of servicing assets and liabilities contributed to the overall increase in servicing income, compared to the same period in 2022.
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
Loss on loan purchase commitment decreased by $15.6 million, or 33%, and $58.5 million, or 36%, for the three and nine months ended March 31, 2023, respectively, compared to the same period in 2022. This decrease was due to a decrease in the volume and concentration of long-term 0% APR loans purchased from our originating bank partners which are purchased above fair market value. The difference between fair value and purchase price for our loans is generally correlated with the term length and APR of the loans. As such, the reduction in the long term 0% loans purchased from our bank partner contributed to the decline in loss on loan purchase commitment. Additionally, as the percentage of our portfolio shifts towards more interest bearing loans, loss on loan purchase commitment decreases. During the three and nine months ended March 31, 2023, we purchased $306.5 million and $1,056.9 million, respectively, of long-term 0% APR loan receivables from our originating bank partners, representing a decrease of $224.6 million, or 42%, and $559.6 million, or 35%, respectively, compared to the same period in 2022.

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
Provision for credit losses increased by $0.1 million, or less than 1%, for the three months ended March 31, 2023 compared to the same period in 2022, driven by growth in the volume of loans held for investment. Loans held for investment increased by $120.0 million during the three months ended March 31, 2023 compared to a $78.0 million increase during the same period in 2022. The increase was almost entirely offset by improvements in credit quality of loans outstanding and updates to the assumptions used in our credit loss valuation model, including a refinement to the application of our stress loss multiple.
Provision for credit losses increased by $54.8 million, or 30%, for the nine months ended March 31, 2023 compared to the same period in 2022, driven by growth in the volume of loans held for investment and partially offset by improvements in credit quality of loans outstanding. Loans held for investment increased by $1,272.0 million during the nine months ended March 31, 2023 compared to a $481.2 million increase during the same period in 2022.
Total loans held for investment was $3,775.5 million and $2,502.9 million as of March 31, 2023 and 2022, respectively. The allowance for credit losses as a percentage of loans held for investment decreased from 6.4% as of March 31, 2022 to 4.7% as of March 31, 2023, primarily driven by improvements in credit quality of loans outstanding and updates to the assumptions used in our credit loss valuation model.

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
Funding costs increased by $35.4 million, or 223%, and $69.7 million, or 139%, for the three and nine months ended March 31, 2023, respectively, compared to the same period in 2022. The increase was primarily due to higher benchmark interest rates, increased utilization fees and an increase of funding debt during the current fiscal year. Additionally, the increase is attributable to a larger volume of on-balance sheet loans being retained during the period. The average balance of notes issued by securitization trusts during both the three and nine months ended March 31, 2023 was $1.6 billion, respectively, compared with $1.5 billion and $1.4 billion during the same periods in 2022, respectively. The average balance of funding debt for the three and nine months ended March 31, 2023 was $1.7 billion and $1.2 billion, respectively, compared with $773.6 million and $688.9 million during the same periods in 2022, respectively. Additionally, the average loan balance on-balance sheet was $3.7 billion and $3.2 billion for the three and nine months ended March 31, 2023, respectively, compared to $2.5 billion and $2.3 billion during the same period in 2022, respectively. Average total funding debt from warehouses and securitizations for the three and nine months ended March 31, 2023 increased by $963.9 million, or 42%, and $724.2 million, or 34%, respectively, compared to the same period in 2022.

Processing and Servicing

Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense, salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead.
Processing and servicing expense increased by $21.9 million, or 50%, and $75.7 million, or 69%, for the three and nine months ended March 31, 2023, respectively, compared to the same period in 2022. This increase was driven primarily by an increase in payment processing fees of $9.9 million, or 39%, and $34.9 million, or 55%, for the three and nine months ended March 31, 2023, respectively, related to increased merchant payment volume. Additionally, during the three and nine months ended March 31, 2023, our platform fees and servicing costs increased by $5.8 million and $20.5 million, respectively, due to an increase in our platform partner fee with a large enterprise partner.
Technology and Data Analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering and product employees as well as our credit and analytics employees who develop our proprietary risk model and internally-developed software.
Technology and data analytics expense increased by $51.5 million, or 47%, and $180.2 million, or 64%, for the three and nine months ended March 31, 2023, respectively, compared to the same period in 2022. This increase is primarily driven by an increase of $22.5 million, or 33%, and $97.1 million, or 56%, in stock-based compensation and payroll and personnel-related costs for the three and nine months ended March 31, 2023, respectively, compared to the same period in 2022, resulting from efforts to continue to support our growth and technology platform. Additionally, data infrastructure and hosting costs increased by $3.1 million, or 13%, and $27.2 million, or 43%, for the three and nine months ended March 31, 2023, respectively, compared to the same period in 2022, due to increased capacity requirements of our technology platform driven by increases in active users and transactions per active consumer.
Furthermore, amortization of internally-developed software and intangible assets increased by $24.6 million, or 257%, and $46.0 million, or 184%, for the three and nine months ended March 31, 2023, respectively, compared to the same period in 2022, primarily as a result of an increase in the number of capitalized projects and our periodic reassessment of the remaining useful lives of those assets. Capitalized projects grew by 121% from 213 projects to 471 projects as of March 31, 2023, compared to the same period in 2022.
Sales and Marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, as well as costs of general marketing and promotional activities, promotional event programs, sponsorships, and allocated overhead.
Sales and marketing expense decreased by $15.3 million, or 10%, during the three months ended March 31, 2023, compared to the same period in 2022. The decrease was primarily driven by a $6.2 million, or 70%, decrease in brand and consumer marketing spend, as well as a decrease of $3.3 million, in business-to-business marketing spend during the three months ended March 31, 2023, compared to the same period in 2022. Additionally, the sales and marketing expenses related to our Shopify commercial agreement decreased by $7.8 million, or 47%, during the three months ended March 31, 2023 compared to the same period in 2022, driven by an extension of our partnership agreement, which also extended the amortization period.

Sales and marketing expense increased by $129.5 million, or 36%, during the nine months ended March 31, 2023, compared to the same period in 2022. The increase was primarily driven by amortization on our commercial agreements with Amazon which increased from $173.0 million for the nine months ended March 31, 2022 to $361.8 million for the same period 2023. The increase was partially offset by a $27.2 million, or 64%, decrease in brand and consumer marketing spend associated with our brand-activation, holiday shopping, lifestyle, and travel marketing campaigns, as well as a decrease of $11.0 million, or 82%, in business-to-business marketing spend during the nine months ended March 31, 2023 compared to the same period in 2022. Additionally, the sales and marketing expenses related to our Shopify commercial agreement decreased by $23.8 million, or 47%, during the nine months ended March 31, 2023, compared to the same period in 2022 driven by an extension of our partnership agreement, which also extended the amortization period.
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
General and administrative expense decreased by $3.2 million, or 2%, during the three months ended March 31, 2023 compared to the same period in 2022, driven in part by a $5.4 million, or 46%, decrease in professional service fees and a $2.5 million, or 82%, decrease in recruiting expenses, which was offset by an increase of $4.4 million, or 4%, in payroll and personnel-related related costs.
General and administrative expense increased by $38.9 million, or 9%, during the nine months ended March 31, 2023 compared to the same period in 2022, primarily due to an increase of $39.7 million in payroll and personnel-related costs partially offset by a $9.5 million, or 32%, decrease in professional service fees.
Restructuring Charges, net
During the three months ended March 31, 2023, we committed to a restructuring plan designed to manage our operating expenses in response to current macroeconomic conditions and ongoing business prioritization efforts. The associated restructuring charges during the three and nine ended March 31, 2023 were approximately $34.9 million, which included expenditures of $28.8 million relating to employee severance and other employment termination benefits and $6.2 million of accelerations of amortization expense which primarily related to the lease asset associated with the exit of certain of our office space. For further information, refer to Note 17. Restructuring charges, net to the interim condensed consolidated financial statements in this Form 10-Q.
Other Income (Expense), net
Other income, net consists primarily of interest earned on our money market funds included in cash and cash equivalents and restricted cash, interest earned on securities available for sale, gains on derivative agreements driven by increases in fair value, amortization of convertible debt issuance cost and revolving credit facility issuance costs, and fair value adjustments resulting from changes in the fair value of our contingent consideration liability, primarily driven by changes in the market price of our Class A common stock.
Other income (expense), net decreased by $68.6 million, or 40%, during the three months ended March 31, 2023 compared to the same period in 2022. The decrease is primarily driven by a $2.1 million loss related to a decrease in the fair value of our contingent consideration liability, as compared to a gain of $136.2 million in the same period in 2022, a change of $138.4 million, primarily due to changes in the fair value of our common stock. Additionally, we had a $3.7 million loss on derivative instruments compared to a $35.1 million gain during the same period in 2022. This was partially offset by an increase in interest income on investments of $21.0 million and a gain of $89.8 million on the extinguishment of convertible debt.
Other income (expense), net increased by $106.6 million, or 156%, during the nine months ended March 31, 2023 compared to the same period in 2022. The increase is primarily driven by a gain of $89.8 million on the extinguishment of convertible debt during the nine months ended March 31, 2023 and an increase in interest income on investments of $48.3 million compared to the same period 2022. This increase is partially offset by a $7.2 million gain related to the fair value of our contingent consideration liability as compared to a loss of $28.7 million in the same period in 2022, a decrease of $21.5 million.
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
Our principal sources of liquidity are cash and cash equivalents, available for sale securities, available capacity from warehouse and revolving credit facilities, revolving securitizations, forward flow loan sale arrangements, and certain cash flows from our operations. As of March 31, 2023, we had $2.0 billion in cash and cash equivalents and available for sale securities, $2.5 billion in funding capacity remaining across our warehouse funding channels and $205.0 million in borrowing capacity available under our revolving credit facility.
The following table summarizes our cash, cash equivalents and investments in debt securities (in thousands):

	March 31, 2023	June 30, 2022
Cash and cash equivalents (1)	$972,477	$1,255,171
Investments in short-term debt securities (2)	826,246	1,295,811
Investments in long-term debt securities (2)	232,785	299,562
Cash, cash equivalent and investments in debt securities	$2,031,508	$2,850,544

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

Available Credit and Funding Debt

Our available capacity as of March 31, 2023 primarily include warehouse credit facilities, convertible senior notes, revolving credit facilities and repurchase liabilities. A detailed description of each of our borrowing arrangements is included in Note 10. Debt in the notes to the interim condensed consolidated financial statements.

The following table summarizes our funding credit facilities as of March 31, 2023. The funding debt consists of warehouse credit facilities, revolving credit facilities, and repurchase liabilities:

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2023	$—	$17,503
2024	1,048,938	598,318
2025	960,740	419,580
2026	834,566	231,308
2027 and thereafter	1,150,000	261,210
Total	$3,994,244	$1,527,919
Warehouse Credit Facilities
Our warehouse credit facilities, which allow us to borrow up to an aggregate of $4.0 billion, mature between 2023 and 2029 and subject to covenant compliance, generally permit borrowings up to 12 months prior to the final maturity date. As of March 31, 2023, we have drawn an aggregate of $1.5 billion on our warehouse facilities. As of March 31, 2023, we were in compliance with all applicable covenants in the agreements. Refer to Note 10. Debt in the notes to the interim condensed consolidated financial statements included elsewhere in this Form 10-Q for further details on our warehouse credit facilities.
Convertible Senior Notes
In November 2021, we closed on the issuance of $1.7 billion aggregate principal amount of a convertible senior note which does not bear regular interest, and will mature on November 15, 2026 unless earlier converted, redeemed, or repurchased in accordance with their terms. During the period ended March 31, 2023, we entered into a series of privately negotiated transactions with certain holders of our 2026 Notes, pursuant to which we paid an aggregate amount of $206.6 million in cash for the repurchase of $299.1 million aggregate principal amount of our 2026 Notes. Refer to Note 10. Debt in the notes to the interim condensed consolidated financial statements for further details on our convertible debt note.
Revolving Credit Facility
In February 2022, we entered into a revolving credit agreement for a $165.0 million unsecured revolving credit facility, maturing on February 4, 2025, which was subsequently amended to increase the unsecured revolving commitments to $205.0 million. The facility contains certain covenants and restrictions, including certain financial maintenance covenants. As of March 31, 2023, we were in compliance with all applicable covenants in the agreements. To date, there are no borrowings outstanding under the facility. Refer to Note 10. Debt in the notes to the interim condensed consolidated financial statements for further details on our revolving credit facility.
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
The principal factors that could impact our liquidity and capital needs are customer delinquencies and defaults, a prolonged inability to adequately access capital market funding, declines in loan purchases and therefore revenue, fluctuations in our financial performance and instability of certain financial institutions. If our available cash balances are insufficient to satisfy our liquidity requirements, we will seek additional equity or debt financing. In a rising interest rate environment, our ability to issue additional equity or incur debt may be impaired and our borrowing costs may increase. Additionally, we may be subject to restrictions and covenants in the agreements governing these transactions that may place limitations on us, and we may be required to pledge additional collateral as security. If we are unable to raise additional capital or generate the necessary cash flows, our results of operations and financial condition could be materially and adversely impacted.
Cash Flow Analysis

The following table provides a summary of cash flow data during the periods indicated:

	Nine Months Ended March 31,
	2023	2022
	(in thousands)
Net Cash Used in Operating Activities	(31,608)	(103,085)
Net Cash Used in Investing Activities	(875,896)	(985,621)
Net Cash Provided by Financing Activities(1)	740,396	2,066,000

(1)Amounts include net cash provided by the issuance of convertible debt as follows:

	Nine Months Ended March 31,
	2023	2022
	(in thousands)
Repurchase of convertible debt	(206,567)	—
Proceeds from issuance of convertible debt, net	—	1,704,300
Proceeds from issuance of common stock, net of repurchases	8,800	67,656
Net cash provided by equity-related financing activities	$(197,767)	$1,771,956
Net cash provided by debt-related financing activities	1,001,652	460,986
Payments of tax withholding for stock-based compensation	(63,489)	(166,942)
Net cash provided by financing activities	$740,396	$2,066,000

Cash Flows from Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.

For the nine months ended March 31, 2023, net cash used in operating activities of $31.6 million stemmed from a net loss of $779.4 million, partially offset by a positive adjustment for non-cash items of $702.5 million, favorable change in our operating assets net of operating liabilities of $45.3 million, including net proceeds from sale and purchase of loans of $118.5 million. The change in operating assets net of operating liabilities was primarily a result of our purchase and sale of loans held for sale activities. We purchased loans of $4.7 billion, which was offset by proceeds from loan sales of $4.8 billion. The positive adjustment for non-cash items was primarily driven by commercial agreement assets of $330.7 million which increased compared to the third quarter of the prior year as a result of amortization on our commercial agreements with Amazon, provision for credit losses of $237.4 million which increased by $54.8 million compared to the third quarter of the prior year, and stock-based compensation of $348.4 million which increased by $68.3 million compared to the third quarter of the prior year resulting from year over year increased headcount.
For the nine months ended March 31, 2022, net cash used in operating activities was $103.1 million. This reflects a net loss of $521.0 million, adjusted for non-cash charges of $426.9 million, and net cash outflows of $9.0 million provided by changes in our operating assets and liabilities.
Cash Flows from Investing Activities
For the nine months ended March 31, 2023, net cash used in investing activities of $875.9 million was primarily attributable to purchases and origination of loans held for investment of $9.6 billion, partially offset by repayments of loans and proceeds from sale of loans of $8.3 billion. During the period we originated loans of $2.7 billion and purchased loans of $7.0 billion, representing a combined increase of $2.2 billion compared to the same period in 2022, due partly to continued growth in GMV. Loan repayments and sale of loans of $8.3 billion during the period, represented an increase of $1.1 billion, compared to the same period in 2022, due in part to shifting of the length of loan terms on our balance sheet netted of by higher average balance of loans held for investment compared to the same period in 2022. The additional offset during the nine months ended March 31, 2023 related to the net proceeds from maturities of securities available for sale of $0.6 billion, representing an increase of $1.1 billion compared to the same period in 2022.
For the nine months ended March 31, 2022, net cash used in investing activities of $985.6 million was primarily attributable to $7.5 billion of purchases and originations of loans, due partly to continued growth in GMV. We recorded cash outflows of approximately $770.0 million related to purchases of available for sale securities in the current period. These cash outflows were partially offset by repayments of loans of $5.9 billion, due to a higher average balance of loans held for investment and generally increasing credit quality of the portfolio. Additionally, we obtained $1.3 billion in cash from selling loans to whole loan buyers and securitization investors.
Cash Flows from Financing Activities
For the nine months ended March 31, 2023, net cash provided by financing activities of $740.4 million, was primarily attributable to net cash inflows from funding debt of $853.7 million, and the issuance and repayment of notes and certificates issued by securitization trust of $165.4 million, partially offset by net cash outflows related to the repayment of a portion of our convertible senior notes of $206.6 million. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring debt warehouse facility activity, which involves securing new warehouse facilities and extending existing warehouse facilities. Finally, we paid taxes related to RSU vesting of $63.5 million.
For the nine months ended March 31, 2022, net cash provided by financing activities of $2.1 billion, was primarily driven by the issuance of convertible debt which resulted in net cash inflows of $1.7 billion, net of debt issuance costs. Additionally, the issuance of notes by securitization trusts resulted in net cash inflows of $265.8 million, net of in-period principal repayments, and our funding debt resulted in $203.4 million of net cash inflows as draws on our revolving credit facilities exceeded principal repayments on the debt. These cash inflows were partially offset by tax payments related to RSU vesting of $166.9 million.

Contractual Obligations

There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and nine months ended March 31, 2023 from the commitments and contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations,” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which was filed with the SEC on August 29, 2022.
Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in activities that are not reflected on our condensed consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated VIEs, including our sponsored securitization transactions, which we contractually service.

For off-balance sheet loan sales where servicing is the only form of continuing involvement, we would only experience a loss if we were required to repurchase such a loan due to a breach in representations and warranties associated with our loan sale or servicing contracts. For unconsolidated securitization transactions where Affirm is the sponsor and risk retention holder, Affirm could experience a loss of up to 5% of both the senior notes and residual certificates. As of March 31, 2023, the aggregate outstanding balance of loans held by third-party investors for off-balance sheet VIEs was $4.2 billion. In the unlikely event principal payments on the loans backing any off-balance sheet securitization are insufficient to pay note holders, including any retained interest, then any amounts the Company contributed to the securitization reserve accounts may be depleted. Refer to Note 11. Securitization and Variable Interest Entities of the accompanying notes to our interim condensed consolidated financial statements included elsewhere in this Form 10-Q for more information.
Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. In preparing our condensed consolidated financial statements, we make judgments, estimates and assumptions that affect reported amounts of assets and liabilities, as well as revenues and expenses. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. The results involve judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results could differ materially from these estimates under different assumptions or conditions. We regularly evaluate our estimates, assumptions and judgments, particularly those that include the most difficult, subjective or complex judgments and are often about matters that are inherently uncertain. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during the three and nine months ended March 31, 2023.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations within the United States, Canada, and the United Kingdom, and we are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and interest rates. Our market risk exposure is primarily the result of fluctuations in interest rates. Foreign currency exchange rates do not pose a material market risk exposure, as most of our revenue is earned in U.S. dollars.
Interest Rate Risk
Our securities available for sale at fair value as of March 31, 2023 included $1.1 billion of marketable debt securities with maturities greater than three months. A rise in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative, liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be significant.
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
We maintain an interest rate risk management program which measures and manages the potential volatility of earnings that may arise from changes in interest rates. We use interest rate derivatives to mitigate the effects of changes in interest rates on our variable rate debt which eliminates some, but not all, of the interest rate risk. Some of these contracts are designated as cash flow hedges for accounting purposes. For those contracts designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in other comprehensive income (loss) and is reclassified into funding costs in the same period the hedged transaction affects earnings. Factoring in the interest rate risk management program, as of March 31, 2023, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $30.0 million adverse impact on our annual financial results over the next 12 months.
Credit Risk
We have credit risk primarily related to our consumer loans held for investment. We are exposed to default risk on both loan receivables purchased from our originating bank partners and loan receivables that are directly originated. The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions. To manage this risk, we utilize our ITACs models to underwrite, score, and price loans in a manner that we believe is reflective of the credit risk. Other credit levers such as user limits and/or down payment requirements are used to determine the likelihood of a consumer being able to pay.

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

As of March 31, 2023 and June 30, 2022, we were exposed to credit risk on $3.8 billion and $2.5 billion, respectively, of loans held on our interim condensed consolidated balance sheet. Loan receivables are diversified geographically. As of March 31, 2023 and June 30, 2022, approximately 11% and 12% of loan receivables related to customers residing in the state of California, respectively. No other states or provinces exceeded 10%.

We are also exposed to credit risk in the event of nonperformance by the financial institutions holding our cash and the issuers of our cash equivalents and available for sale securities. We maintain our cash deposits and cash equivalents in highly-rated, federally-insured financial institutions in excess of federally insured limits. We manage this risk by conducting business with well established financial institutions, diversifying our counterparties and having guidelines regarding credit rating and investment maturities to safeguard liquidity. Although, we are not substantially dependent on a single financing source and have not historically experienced any credit losses related to these financial institutions, since the beginning of March 2023, there have been public reports of instability at certain financial institutions. If multiple financing sources were to be unable to fulfill their funding obligations to us, it could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022 could materially and adversely affect our business, financial condition, and results of operations, future prospects, and the trading price of our Class A common stock could decline. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

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

Except as may be reflected in the updated risk factors included below, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2022 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2022.

The success of our business depends on our ability to work with our originating bank partners to enable effective underwriting of loans facilitated through our platform and accurately price credit risk. We currently rely on Celtic Bank to originate a majority of the loans facilitated through our platform. If our relationship with Celtic Bank terminates, or if Celtic Bank were to suspend, limit, or cease its operations or loan origination activities for any reason, and we are unable to engage another originating partner on a timely basis or at all, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

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

As of the end of the second quarter of fiscal 2023, we relied on Cross River Bank and Celtic Bank to originate a majority of the loans facilitated through our platform and to comply with various federal, state, and other laws, with the balance of the loans facilitated on our platform being originated directly under our lending, servicing, and brokering licenses in Canada and across various states in the United States through our consolidated subsidiaries. During the first half of fiscal 2023, we began accelerating the execution of an existing strategy of identifying and engaging new originating bank partners in order to diversify our sources of loan originations. In January 2023, we made the strategic decision to begin reducing the volume of loans originated by Cross River Bank on our platform while at the same time continuing our ongoing work to identify and engage new originating bank partners. Consequently, as of March 31, 2023, Celtic Bank originates substantially all partner bank originated loans facilitated through our platform. As a result, the risks discussed in the paragraphs below relating to our reliance on Celtic Bank have increased and will remain as such unless and until we complete the process of engaging and onboarding one or more new originating bank partners. The process of engaging and onboarding new originating bank partners is inherently uncertain, and there can be no assurances as to when we will be able to complete that process.

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

If Celtic Bank were to suspend, limit, or cease its operations or loan origination activities for any reason, or if our relationship with Celtic Bank were to otherwise terminate for any reason (including, but not limited to, its failure to comply with regulatory actions), we may need to implement an additional substantially similar arrangement with another bank, obtain additional state licenses, or curtail our operations. If we need to enter into alternative arrangements with a different bank to replace our existing arrangement, we may not be able to negotiate a comparable alternative arrangement in a timely manner or at all. In addition, transitioning loan originations to a new bank is untested and may result in delays in the issuance of loans or, if our platform becomes inoperable, may result in the inability to facilitate loans through our platform. If we are unable to enter into an alternative arrangement with different banks to fully replace or supplement our relationship with Celtic Bank, we would potentially need to obtain additional state licenses to enable us to originate loans directly, as well as comply with other state and federal laws, which would be costly and time consuming, and there can be no assurances that any such licenses could be obtained in a timely manner or at all.

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

Since the beginning of March 2023, there have been public reports of instability at certain financial institutions. Despite the steps taken to date by U.S. and foreign agencies and institutions, the follow-on effects of this instability are unknown and may lead to disruptions to the businesses and operations of our funding sources. Although we are not substantially dependent on a single financing source, if multiple financing sources were to be unable to fulfill their funding obligations to us, it could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Amendment No. 5 to Customer Installment Program Agreement, dated as of March 31, 2023, by and between Shopify Inc. and Affirm, Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

*	Portions of the exhibit have been omitted as the Company has determined that: (i) the omitted information is not material; and (ii) the omitted information would likely cause competitive harm to the Company if publicly disclosed.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

AFFIRM HOLDINGS, INC.

Date: May 9, 2023	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Linford
Michael Linford
Chief Financial Officer
(Principal Financial Officer)