Form 10-K
period 2023-06-30
Affirm Holdings, Inc.
filed 2023-08-25
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to __________

Commission file number: 001-39888

Affirm Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	84-2224323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 California Street
San Francisco, California	94108
(Address of principal executive offices)	(Zip Code)
(415) 960-1518
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ (1)

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ (1)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes   ☐     No  ☒

As of December 31, 2022, the aggregate market value of the registrant’s Class A common stock held by non-affiliates was approximately $2.2 billion. As of August 21, 2023, the number of shares of the registrant’s Class A common stock outstanding was 239,682,937 and the number of shares of the registrant's Class B common stock outstanding was 59,613,780.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2023, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

(1) Disclosure is not being provided under this item pursuant to guidance issued by the staff of the Securities and Exchange Commission.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (“Form 10-K”), as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Report, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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
•our ability to achieve sustained profitability in the future;
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
Forward-looking statements, including statements such as “we believe” and similar statements, are based on our management’s current beliefs, opinions and assumptions and on information currently available as of the date of this Report. Such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-K. Moreover, we operate in a very competitive, heavily regulated and rapidly changing environment. New risks emerge from time to time, and it is not possible for our management to predict all risks that we may face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause our actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Report, we cannot guarantee future results, levels of activity, performance, achievements, events, outcomes, timing of results or circumstances. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Report or to conform these statements to actual results or to changes in our expectations. You should read this Form 10-K and the documents that we have filed as exhibits to this Report with the understanding that our actual future results, levels of activity, performance, outcomes, achievements and timing of results or outcomes may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (investors.affirm.com), our filings with the Securities and Exchange Commission (“SEC”), webcasts, press releases, conference calls, and social media. We use these mediums, including our website, to communicate with investors and the general public about our company, our products, and other issues. It is possible that the information that we make available on our website may be deemed to be material information. We therefore encourage investors and others interested in our Company to review the information that we make available on our website. The contents of our website are not incorporated into this filing. We have included our investor relations website address only as an inactive textual reference for convenience and do not intend it to be an active link to our website.

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

Our company is predicated on the principles of simplicity, transparency, and putting people first. Since our founding, we have charged $0 in late fees for missed payments. We do not profit from consumers’ mistakes, and we are transparent in our product offerings. By adhering to these principles, we have built enduring, trust-based relationships with consumers and merchants.

We believe that our technology, underwriting, and risk management are key competitive advantages. Our proprietary technology’s ability to price and assess risk at a transaction level provides a unique advantage compared to legacy payment and credit systems. Our approach to risk management is core to our business model and has been proven to lead to lower fraud rates, higher approval rates compared to traditional credit underwriting models, and lower credit losses. Our models have been built on extensive data points, including data from almost 132 million loans. Furthermore, our risk management models are designed to continuously improve over time, becoming more precise and efficient with each transaction powered by our platform.

What this means for consumers is increased purchasing power and more control and flexibility. As of June 30, 2023, almost 36 million consumers have trusted Affirm as their transaction partner. By utilizing our unique risk model predicated on sophisticated machine learning algorithms, proprietary data, and product-level underwriting, we can serve consumers across the credit spectrum and price risk across transaction types. Consumers on our platform represent a broad cross-section of society.

For merchants, Affirm's commerce solutions help drive growth by enhancing demand generation and customer acquisition. Our platform is explicitly designed and engineered to integrate with a wide range of merchants. This is a point of differentiation for us, as we can accommodate and partner with merchants regardless of industry, size, average order value (“AOV”), or customer profile. As of June 30, 2023, we had approximately 254,000 active merchants, ranging from small businesses to large enterprises, direct-to-consumer brands, brick-and-mortar stores, and companies with an omni-channel presence. Our merchants span a diverse range of industries, including sporting goods and outdoors, furniture and homewares, travel and ticketing, apparel, accessories, consumer electronics, and jewelry.

We have two loan product offerings: Pay-in-4 and Core loans. Pay-in-4 is a short-term payment plan with four biweekly 0% APR installments, while Core loans include all monthly interest-bearing installment loans and 0% APR installment loans.

Our business model is designed to align with the interests of both consumers and merchants.

From merchants, we typically earn a fee when we help them convert a sale and power a payment. Merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering; we generally earn larger merchant fees on 0% annual percentage rate (“APR”) financing products. For fiscal year ended June 30, 2023, Pay-in-4 and Core 0% loans represented 19% and 13%, respectively, of total Gross Merchandise Volume (“GMV”) facilitated through our platform. For fiscal year ended June 30, 2022, Pay-in-4 and Core 0% loans represented 22% and 21%, respectively, of total GMV. This structure incentivizes us to help our merchants convert sales and increase AOV through the commerce and technology solutions offered by our platform.

From consumers, we earn interest income on the interest bearing installment loans that we originate or purchase from our originating bank partners. Interest rates charged to our consumers vary depending on the transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. Because consumers are never charged deferred or compounding interest or late fees, we are not incentivized to profit from our consumers’ mistakes or misfortunes.

We also facilitate the issuance of virtual cards directly to consumers through our App as well as the Affirm Card, formerly “Affirm Debit+”, which allows consumers to shop with merchants that are not integrated with Affirm. Merchants may also elect to use the virtual card as a method to facilitate the offering of installment loans to allow their customers to pay over time. Merchants are charged an interchange fee for each successful Affirm Card transaction, and a portion of this revenue is shared with us by our card-issuing partners.

We have already achieved significant scale, facilitating consumer purchases of $20.2 billion in GMV in fiscal year 2023.

Our Platform

Our business transforms the way consumers and merchants transact by creating a powerful platform built upon honest financial products. We started our business with our foundational pay-over-time solution at checkout, and have since continued to innovate and expand our product suite by building and acquiring solutions that address the evolving needs of both consumers and merchants. Our platform comprises three core elements: point-of-sale payment solutions for consumers, merchant commerce solutions, and a consumer-focused app. The current suite of solutions we provide to our consumers and merchants is outlined below:

Consumer features

•Affirm at Checkout. When purchasing from one of our partner merchants, consumers can choose Affirm as a payment method, giving them the option to pay over time with terms ranging from weeks to months. We monitor merchants’ creditworthiness, consumer complaints and dispute rates, changes in consumer repayment behavior, and other data to give consumers the confidence that merchants integrated with Affirm are committed to delivering honest and delightful experiences.

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

•Affirm Marketplace. Our Affirm app and website provides tailored and exclusive offers from merchants based on consumers’ preferences. Consumers can apply at affirm.com or via the Affirm app and, upon approval, receive a single-use virtual card to use online or in-store. During the fiscal year ended June 30, 2023, 20% of our transactions occurred on the Affirm marketplace.

•Affirm Card. Affirm Card allows consumers to link a bank account to pay in full, or pay later by accessing credit through the Affirm App. Users can take advantage of a unique in-app post-purchase feature that allows them to instantly convert any eligible debit transaction into an installment loan. Consumers can also apply for a pre-purchase installment loan via the Affirm app and, upon approval, use the Affirm Card online or in-store to complete their purchase. Consumers can transact either via a physical debit card or a virtual card.

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

•Affirm app and marketplace. Merchants also have access to Affirm’s app, which provides a marketplace that allows them to efficiently reach customers through featured placements and personalized advertisements.

•Affirm website and developer documentation. Our website contains extensive and engaging developer documentation designed to make it easy for any developer to integrate via our direct API or other integrations, and to maximize the benefit of all that Affirm offers to both merchants and consumers.

•Affirm prequalification. By giving consumers the ability to prequalify, Affirm’s offering can be integrated earlier in the consumer’s journey. We believe this results in fewer abandoned carts and higher conversion rates. Prequalification also personalizes the shopping experience for consumers, once they are prequalified they may receive customized offers based on their approval amount.

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

•Our costs decrease as a percentage of GMV as our consumer ecosystem expands. For example, the additional data we have on repeat consumers enables us to make better underwriting decisions and therefore generally results in proportionately lower provision for credit losses expense on GMV from repeat customers than from first time customers. For the fiscal years ended June 30, 2023 and 2022, 88% and 81%, respectively, of the transactions facilitated through our platform were driven by repeat consumers.

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

Our technology is built to handle the immense scale of our data-driven operations — we are capable of processing thousands of checkouts per minute. Our machine learning-based risk models are currently calibrated and validated on an extensive amount of data points, based on a complex set of variables, and are custom built to effectively detect fraud, price risk, and provide customized recommendations. We consider data beyond traditional credit scores, such as transaction history and credit usage, to predict repayment ability, and leverage this with real-time response data. In some cases, we also are able to access and leverage SKU-level data to assess and underwrite risk for individual transactions before extending access to credit.

Better outcomes generated by our proprietary risk models

We believe our risk model informs our ability to better assess risk. Unlike legacy payment and credit systems, we can assess risk at a transaction level, rather than relying solely on a static consumer credit score. Our integration with our merchant partners allows us to consider the product that the consumer is purchasing when we assess a credit application. We believe our proprietary risk model has translated this advantage into the ability to facilitate a greater volume of transactions from a wider and more diverse segment of consumers. The greater accuracy of our risk model also generally benefits our provision for credit losses on loans we retain.

Our continuously learning risk model benefits from increasing scale. As data from new transactions are incorporated into our risk algorithms, we are able to more effectively assess a given credit profile.

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

Deep capital markets expertise

We believe our capital management strategy is a key competitive differentiator, enabling us to effectively scale our network, support GMV growth across our ecosystem, and efficiently recycle equity capital. Our durable funding model consists of three primary channels — warehouse credit facilities, programmatic issuance of term and revolving securitization transactions, and forward flow commitments. Within each channel, we endeavor to maximize our financial flexibility by partnering with a broad spectrum of counterparty profiles including depository institutions, investment banks, strategic investment funds, pension funds, asset managers, and insurance companies. By maintaining access to a diversified array of long-term funding sources and leveraging our proprietary underwriting process at the point-of-sale, we are able to monetize high-quality financial assets at scale.

Our Competition

Our primary competition consists of: legacy payment methods, such as credit and debit cards, including those provided by card issuing banks such as Synchrony, J.P. Morgan Chase, Citibank, Bank of America, Capital One, Bread Financial, and American Express; technology solutions provided by payment companies such as Visa and MasterCard; mobile wallets such as PayPal and Apple; and other pay-over-time solutions offered by companies such as Block and Klarna as well as new pay-over-time offerings by legacy financial and payments companies, including those mentioned above. Additionally, merchants are increasingly offering proprietary pay-over-time options to customers, and in some cases, these are presented parallel to our offerings at checkout.

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

Expand solutions for merchants and consumers

•Innovate on new consumer product solutions. We plan to continue to innovate and bring new honest financial products to market for consumers. During fiscal 2023, for example, we rebranded our former Affirm Debit+ to Affirm Card and made the product generally available to all eligible consumers.

•Increase merchant feature functionality. As we continue to help merchants increase conversion rates, AOVs, and customer satisfaction, we plan to build new tools to help them optimize their customer acquisition strategies and achieve even greater results. For example, during fiscal 2023, we continued to innovate on Adaptive CheckoutTM, which dynamically provides optimized biweekly and monthly payment options side-by-side in a single integrated checkout solution and has driven a significant increase in conversion rates, optimized interest rates and have improved the overall user experience. Additionally, we have offered merchants the ability to acquire new customers through improvements in our dynamic messaging capabilities designed to drive purchase intent, higher priced conversion packages that offer longer term 0% APR offers, and improved merchant support capabilities through self-service resources and capabilities in the merchant portal.

Increase Consumer Transaction Frequency

We have demonstrated how our solutions can successfully enable and accelerate commerce for larger and considered purchases. We aim to continue driving repeat use of our platform as we serve consumers beyond their initial purchase via our consumer-centric tools and offerings, and the increased diversity of merchants on our network. We believe expanding into consumers’ daily and in-store spending will be a key in driving repeat usage and will position us to increase engagement with both consumers and merchants. Affirm Card is an important component of this strategy because consumers using Affirm Card often have higher transactions per user and greater in-store usage. If successful, we believe that this strategy will lead to increased transaction volume on our platform, as well as the expansion of our consumer and merchant network. As of June 30, 2023, we had approximately 3.9 transactions per active consumer, an increase of approximately 30% compared to June 30, 2022 and an increase of 70% compared to June 30, 2021.

Expand consumer reach

We will continue marketing to increase brand awareness with consumers and highlight the value of our platform. We believe this will attract new consumers to try Affirm as a payment option. As we add more consumers to our network, our models become more efficient and robust, allowing us to provide our platform (and the loans it facilitates) to a growing spectrum of consumers. The more consumers that we serve, the better our systems understand how to identify responsible consumers, and the more consumers we can acquire and approve.

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

Expand to new markets

Our platform is broadly available to merchants and eligible consumers in the United States and Canada. We will continue to evaluate expanding our platform to new markets. Merchants and consumers anywhere can benefit from a more transparent, fair, and honest way to engage in commerce, and we see an opportunity to generate value in many new markets around the world through our platform.

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

•Credit check capabilities. Our risk model takes five top-of-mind data inputs and turns them into a total of over 500 data points in order to assess the credit risk of new consumers. Our algorithms model out the repayment probability on a month-to-month basis, and combine these probabilities with the term length, purchase size, merchant, and item being purchased, in order to price and score risk. In the vast majority of cases, we can complete these checks and calculations in a matter of seconds, automating the underwriting process pursuant to our originating bank partners’ underwriting policies. We use application and transaction data to train our model, including data from almost 132 million loans.

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

Sales and Marketing

Our marketing strategy includes brand marketing, communications, and co-marketing campaigns that we collaborate on with merchants and partners. We have historically relied on the strength of our merchant relationships and positive user experience to develop our brand and grow our network. We have achieved significant merchant and consumer adoption without investing heavily in sales and marketing relative to our competitors. We are focused on the effectiveness of sales and marketing spending. We also utilize dedicated sales teams to grow our merchant base in the United States and Canada, and leverage strategic partnerships with other platforms to expand our merchant and consumer base.

Seasonality

We experience seasonal fluctuations in our business as a result of consumer spending patterns. Historically, our GMV has been the strongest during the second quarter of our fiscal year due to increases in retail commerce during the holiday season. Despite these higher GMV levels, in fiscal 2023 and 2022, we generated less in period revenue as a percentage of GMV during our second fiscal quarter due to the comparatively higher proportion of interest bearing loans originated in the latter half of the period, which typically results in lower merchant network revenue, which is recognized in period, and higher levels of interest income, which is recognized over a longer time horizon. We expect these seasonal patterns to continue in future periods, and any adverse events that occur during our second fiscal quarter could have a disproportionate effect on our financial results for the fiscal year.

Human Capital Resources

Our employees

As of June 30, 2023, we had a total of 2,171 employees, primarily located in the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Our Diversity and Inclusion Steering Committee (“DISC”), an internal committee made up of senior leaders from across Affirm, provides support and guidance to departments and teams on initiatives that may impact the ability to support diverse populations of key constituencies: employees, consumers and merchants. DISC is also responsible for reviewing internal and external DEI initiatives, and DEI members help to amplify high-impact DEI efforts happening within their own departments. Below are several highlights from our DEI work in calendar year 2022 (the latest year for which we have issued a DEI Report):
•Affirm added two new Community Groups (Neurodiversity and Southwest Asia & North Africa) in addition to the existing thirteen Employee Resource & Community Groups. Affirm’s Employee Resource Groups (“ERGs”) support and advance Affirm’s values and business goals. This includes the Company’s commitment to providing equal employment opportunities and facilitating a culture where all Affirmers feel like they belong. ERGs include Affirmers from underrepresented groups (“URGs”) and their allies. Affirm's Community Groups (“CGs”) help build belonging, community, and inclusion at Affirm. Our CGs come together over common identities, shared characteristics, or shared life experiences.
•In 2022, we focused on supporting Affirmers around the world after hiring Affirmers in three countries (Spain, Poland, and Canada) in 2021. This year, Poland-based Affirmers started chapters of our Women@ Affirm ERG and Mental Wellness Community Group. More than 50% of Poland-based employees expressed an interest in joining Mental Wellness and Women@.
•In 2021, we promoted over 50 small or minority-owned businesses through various Affirm-sponsored promotional campaigns. In 2022, we increased this by 130%, highlighting 115 small and minority-owned businesses across Affirm’s platforms, including the Shop Black-Owned Businesses page.
We annually publish our DEI Report, which discloses certain demographic information relating to our team and outlines our DEI goals, our progress toward them, our areas for improvement, and where we expect to focus our efforts. The 2022 report is available at: www.affirm.com/diversity-inclusion. This website has been provided for convenience only, and the contents of the report and information found on, or accessible through, our website are not a part of, and are not incorporated into, this Annual Report on Form 10-K.

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

Employee incentives and benefits

We provide equity incentives to our employees through the grant of stock options and restricted stock units (“RSUs”) under our equity incentive plan to align their interests with stockholders as “owners” of our company. We also have adopted an Employee Stock Purchase Plan (“ESPP”) pursuant to which eligible employees can purchase shares of our Class A common stock at a discount from the fair market value. We believe these incentive programs allow us to be competitive with comparable companies in our industry by giving us the resources to attract, motivate and retain talented individuals.

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

Regulatory Environment

We operate in a rapidly evolving regulatory environment and are subject to extensive regulation, both directly and indirectly, by way of our partnership with our originating bank partners, under U.S. federal law, the laws of Canada, and the United Kingdom (“U.K.”), and the laws of the states and provinces in which we operate, among others. These laws cover all aspects of our business and include privacy laws, consumer protection laws, and contractual obligations. We could become subject to additional legal or regulatory requirements if laws or regulations change in the jurisdictions in which we operate. These could include the need to obtain new and different types of licenses in order to conduct our business, such as for lending, brokering, servicing, collections, or money transmission. For more information on the risks relating to our regulatory environment, see the section titled “Risk Factors – Risks Related to Our Regulatory Environment.”

Our lending programs are relatively novel and must comply with regulatory regimes applicable to consumer credit transactions. In addition, the regulatory framework for online lending platforms is evolving and uncertain as federal and state governments consider the application of existing laws and adoption of new laws to regulate these structures. Certain banking laws and regulations may also apply to our originating bank partners.

State and provincial licensing requirements and regulation

Our operations must satisfy the laws and standards of each individual U.S. state and territory and Canadian province in which we operate. This means that when individual states, territories or provinces differ in how they allow financing to be provided and used, we must operate consistently in accordance with the most comprehensive requirements.

Our policies and practices approach these requirements with the goal of managing the long-term viability and flexibility of our business model. As such, we have established a business model pursuant to which we may originate loans directly through our platform under our lending, servicing, and brokering licenses across various jurisdictions in the U.S., Canada, and U.K., and we may also purchase loans originated by our originating bank partners through our platform. Substantially all of the loans facilitated through our platform in the U.S. are originated through Celtic Bank, an FDIC-insured Utah state-chartered industrial bank.

Certain states, provinces, and localities have adopted laws regulating and requiring licensing, registration, notice filing, or other approval by parties that engage in certain activity regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances, debt collection or servicing, and/or purchasing or selling consumer loans. We have also received inquiries from regulatory agencies regarding requirements to obtain licenses from or register with those jurisdictions, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. We are also subject to licensing requirements, supervision, and examination by applicable regulatory authorities in the jurisdictions in which we may service loans, solicit or offer loans, or originate loans directly through our platform, and we have obtained or are in the process of obtaining necessary licenses in the jurisdictions in which we do so. Licensing statutes vary from state to state and prescribe different requirements, including but not limited to: restrictions on loan origination and servicing practices (including limits on the type, amount, and manner of fees), solicitation activities, interest rate limits, disclosure requirements, periodic examination requirements, surety bond and minimum specified net worth requirements, periodic financial reporting requirements, notification requirements for changes in principal officers, stock ownership or corporate control, restrictions on advertising, and requirements that loan forms be submitted for review. The application of state and provincial licensing requirements to our business model is not always clear, and while we believe we are in compliance as of June 30, 2023 with applicable licensing requirements, regulators may request or require that we obtain additional licenses or other authorizations in the future, which may subject our business to additional restrictions or requirements.

State interest rate treatment

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

Through our partnerships with our originating bank partners, as well as through our state lending licenses to originate loans directly, where applicable, our risk model automates the underwriting process in accordance with our originating bank partners’ underwriting policies, which only our originating bank partners may change and which we must follow in reviewing, approving, and administering loans facilitated by our platform, and our direct lending entity’s underwriting policy. When originating loans through our platform, our originating bank partners may contract to charge interest based on authority granted to state-chartered, FDIC-insured banks under federal law (Section 27 of the Federal Deposit Insurance Act) and based upon legal principles detailed in the FDIC’s final rule relating to Federal Interest Rate Authority, published in the Federal Register on July 22, 2020. Section 27 allows an FDIC-insured bank such as our originating bank partners to charge interest to consumers on a nationwide basis based on the rates allowed by the state where the bank is located. We rely on our originating bank partners’ authority under federal law to establish interest rates and charge interest on the loans our originating bank partners originate through our platform. Cross River Bank generally allows a consumer loan borrower to agree to any annual rate of interest up to 30%, and our other originating bank partners, including Celtic Bank, generally allow a consumer loan borrower to agree to any annual rate of interest up to 36%, in each case calculated in accordance with the FDIC Federal Interest Rate Authority rule discussed above and other applicable law.

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

The FDIC stated that its Federal Interest Rate Authority Rule was promulgated in part to codify the “valid when made” doctrine due to court decisions such as the one in Madden v. Midland Funding, LLC, 786 F.3d 246 (2d Cir. 2015), cert. denied, 136 S.Ct. 2505 (June 27, 2016). In Madden v. Midland Funding, the Second Circuit ruled that federal preemption generally applicable to national banks did not apply to non-bank assignees if the assignee was not acting on behalf of the bank, if the bank no longer had an interest in the loan, or such determination did not significantly interfere with the bank’s exercise of its federal banking powers. Under this rationale, the Second Circuit did not preempt state interest rate limitations that might apply to the non-bank assignees. The Second Circuit’s holding in the Madden case is binding on federal courts in the states of New York, Connecticut, and Vermont. Following the Madden decision, there have been a number of lawsuits in other parts of the country making similar allegations. Under the Federal Interest Rate Authority Rule promulgated by the FDIC, which is the interest rate authority of state-chartered banks (such as our originating bank partners), the interest rate applicable to a loan originated by a state-chartered bank on the date of origination will carry with the loan irrespective of ownership (i.e., the interest rate is “valid when made”). The OCC issued a similar rule on May 29, 2020 with respect to loans originated by national banks. State attorneys general of the states of California, New York and Illinois have filed a lawsuit against the OCC alleging that the OCC had no statutory authority to issue its May 29, 2020 rule regarding the permissibility of interest rates on loans purchased from a national bank and failed to follow required procedures in promulgating the rule. State attorneys general of the states of California, Illinois, Massachusetts, Minnesota, New Jersey, New York, and North Carolina, together with the District of Columbia, filed a similar lawsuit against the FDIC regarding the FDIC Federal Interest Rate Authority Rule. This lawsuit was decided in favor of the FDIC pursuant to the Northern District of California’s decision in California v. FDIC, 2022 U.S. Dist. LEXIS 22719 (N.D. CA, Feb. 8, 2022), in which the court expressly upheld the validity of the FDIC Federal Interest Rate Authority Rule, distinguishing it from the similar rule issued by the OCC. However, it is uncertain whether these or other state attorneys general will file similar suits with respect to any other rule regarding the permissibility of interest rates by the FDIC, OCC or other regulators. Notably, the FDIC and OCC rules underscore that they do not address the question of whether a bank or insured branch of a foreign bank is a real party in interest with respect to a loan or has an economic interest in the loan under state law, e.g. which entity is the “true lender.” Federal Interest Rate Authority, 85 Fed. Reg. 44146 (July 22, 2020).

Before and after the Federal Interest Rate Authority went into effect, there have also been both private litigation and governmental enforcement actions seeking to recharacterize a lending transaction, claiming that the named lender was not the true lender, and that instead another entity was the true lender or the de facto lender. These claims are traditionally based upon state lending laws, other statutory provisions, or state common law through which a private litigant or governmental agency could seek to license, regulate, or prohibit the activities of the entity they consider the true lender or de facto lender. Any such litigation or enforcement action with respect to a loan facilitated through our platform against us, any successor servicer, prior owners, or subsequent transferees of such loans (including our originating bank partners) could subject them to claims for damages, disgorgement, or other penalties or remedies. On October 27, 2020, under the Trump Administration, the OCC promulgated a final rulemaking setting forth standards for determining the true lender of a loan issued by a national bank. On June 30, 2021, President Biden signed a Congressional Review Act resolution to repeal the OCC's true lender rule, and the OCC may not issue any substantially similar rule without subsequent statutory authorization.

Further, it is unclear whether these rules will be given effect by courts and regulators in a manner that actually mitigates risks relating to state interest rate limits and related risks to us, our originating bank partners, any other program participant, or the loans facilitated through our platform. While most enforcement and litigation has historically targeted high-interest rate programs (i.e. > 100% APR), which we consider to be inconsistent with our company mission and values, we nonetheless could be subject to litigation, whether private or governmental, or administrative action regarding the above claims. The potential consequences of an adverse determination could include the inability to collect loans at the interest rates contracted for, licensing violations, the loans being found to be unenforceable or void, the reduction of interest or principal, or other penalties or damages. Third-party purchasers of loans facilitated through our platform also may be subject to scrutiny or similar litigation, whether based upon the inability to rely upon the “valid when made” doctrine or because a party other than the originating bank is deemed the true lender.

Money transmission

Through our wholly-owned subsidiary, Affirm Payments, LLC (“Affirm Payments”), we hold licenses to operate as a money transmitter (or its equivalent) in certain states and jurisdictions of the U.S. Affirm Payments is actively seeking additional licenses and certifications of this nature, but there can be no assurance we will be able to obtain them or the timeline with which this will happen. As a licensed money transmitter, we have obligations and restrictions with respect to the investments of customer funds, recurrent reporting, and bonding. If found to have violated the laws or regulations covered under our licenses, we could be subject to liability and/or additional restrictions. These include, but are not limited to, being forced to cease doing business with residents of certain states or territories, forced to change our business practices, or required to obtain additional licenses or regulatory approvals. Any of the aforementioned scenarios could impose substantial costs and or harm our business.

    United Kingdom regulatory oversight

In addition to the U.S. and Canada, we intend to provide a similar service in the U.K. through our U.K. subsidiary, Skytech Capital Ltd (“Skytech”). Skytech is authorized and regulated by the U.K. Financial Conduct Authority (“FCA”) and carries out regulated activity in the U.K. The FCA has statutory objectives that direct how it operates. The FCA’s strategic objective is to ensure that the relevant markets function well. The FCA’s operational objectives are (a) securing an appropriate degree of protection for consumers, (b) protecting and enhancing the integrity of the U.K. financial system, and (c) promoting effective competition in the interests of consumers. The FCA regulates and supervises some or all of Skytech’s consumer credit activities. The FCA adopts a pre-emptive approach to supervision based on making forward-looking judgments about a firm’s business model, product strategy and how the business is run. The FCA has a range of supervisory tools available to it, including (but not limited to) meetings with management, desk-based reviews, making recommendations and on-site inspections. The laws and regulations applicable to the industry are subject to interpretation and change and we continue to monitor this on an ongoing basis.

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
•the Servicemembers Civil Relief Act and similar state laws, which allows active duty military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties; and
•requirements pursuant to the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in response to the COVID-19 pandemic, including requirements relating to debt collection and credit reporting.

In addition, many states and local jurisdictions have consumer protection laws analogous to, or in addition to, the federal laws listed above, such as usury laws, state debt collection practices laws, and requirements regarding loan disclosures and terms, credit discrimination, credit reporting, money transmission, recordkeeping, the arranging of loans made by third-parties, and unfair or deceptive business practices. We are also subject to data protection laws and regulations, such as the EU General Data Protection Regulation (“GDPR”), Canada’s Personal Information Protection and Electronic Documents Act, the U.K.’s Data Protection Act of 2018 and similar state laws such as the California Consumer Privacy Act (the “CCPA”), which includes limitations and requirements surrounding the use, disclosure, and other processing of certain personal information about California residents.

We are also subject to regulation by the Consumer Financial Protection Bureau ("CFPB") under the Dodd-Frank Act and other acts described herein, and we are subject to the CFPB’s enforcement authority with respect to our compliance with these requirements as a facilitator, servicer, acquirer, or originator of consumer credit. As such, the CFPB has in the past requested reports concerning our organization, business conduct, markets, and activities, and we expect that the CFPB will continue to do so from time to time in the future. In addition, we expect the CFPB to begin to supervise us in the immediate future. The CFPB’s supervision of us will enable it, among other things, to conduct comprehensive and rigorous examinations to assess our compliance with consumer financial protection laws, which could result in investigations, enforcement actions, regulatory fines and mandated changes to our business products, policies and procedures.

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

The U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate to obtain or retain business abroad. Affirm is subject to the FCPA as well as similar laws in other jurisdictions in which we operate. We maintain anti-corruption policies and procedures and have a compliance program in place to ensure compliance with these laws and regulations.

We collect, store, use, disclose, transfer, and otherwise process a wide variety of information, including personal information, for various purposes in our business, including to help provide for the integrity of our services and to provide features and functionality to our consumers and merchants. This aspect of our business, including the collection, storage, use, disclosure, transfer, processing, and protection of the information, including personal information, we acquire in connection with our consumers’ and merchants’ use of our services, is subject to numerous privacy, cybersecurity, and other laws and regulations in the U.S. and foreign jurisdictions, including the GLBA and its implementing regulations. We are subject to a variety of such laws, rules, directives, and regulations, as well as contractual obligations, both at the state and federal level, relating to the processing of personal information. Accordingly, we publish our privacy policies and terms of service, which describe our practices concerning the collection, storage, use, disclosure, transmission, processing, and protection of information. The regulatory framework for privacy and data protection worldwide is rapidly evolving and, as a result, implementation standards and enforcement practices are likely to continue to evolve for the foreseeable future. Legislators and regulators are increasingly adopting or revising privacy and data protection laws, rules, directives, and regulations that could have a significant impact on our current and planned privacy and data protection-related practices; our processing of consumer or employee information; and our current or planned business activities.

Furthermore, an increasing number of state, federal, and international jurisdictions have enacted, or are considering enacting, privacy laws, such as the CCPA, which became effective on January 1, 2020, and the EU GDPR, which regulates the collection, control, sharing, disclosure and use and other processing of personal information of data subjects in the EU and the European Economic Area. The CCPA gives residents of California expanded rights to access and delete their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is used, and also provides for civil penalties for violations and a private right of action for data breaches. Meanwhile, the GDPR provides data subjects with greater control over the collection and use of their personal information (such as the “right to be forgotten”) and has specific requirements relating to cross-border transfers of personal information to certain jurisdictions, including to the U.S., with fines for noncompliance of up to the greater of 20 million euros or up to 4% of the annual global revenue of the noncompliant company. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions became effective on January 1, 2023. The CCPA, CPRA, GDPR, and any other applicable state, federal, and international privacy laws, may increase our compliance costs and potential liability.

Various regulatory agencies in the U.S. and in foreign jurisdictions continue to examine a wide variety of issues that are applicable to us and may impact our business. These issues include account management guidelines, anti-discrimination, consumer protection, identity theft, privacy, disclosure rules, electronic transfers, cybersecurity, and marketing. As our business continues to develop and expand, we continue to monitor the additional rules and regulations that may become relevant in order to maintain compliance with applicable law.

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

Intellectual Property

Intellectual property and proprietary rights are important to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand. However, these laws, agreements, and procedures provide only limited protection. As of June 30, 2023, we owned 14 registered trademarks and 18 trademark applications in the United States, 79 registered trademarks and 38 trademark applications in various foreign jurisdictions, and 12 issued patents, 51 pending patent applications in the United States, and 26 pending patent applications in various foreign jurisdictions.

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

Available Information

Our website address is www.affirm.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

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

• The success of our business depends on our ability to work with originating bank partners to enable effective underwriting of loans facilitated through our platform and accurately price credit risk. We currently rely on Celtic Bank to originate substantially all of the loans facilitated through our platform. If our agreement with Celtic Bank is terminated, and we are unable to replace their commitments, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

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

• To the extent we seek to execute acquisitions, strategic investments, alliances, divestitures or other transactions, we may be unable to achieve the strategic objectives of these transactions, and such transactions may be disruptive to our ongoing operations.

• The loss of the services of our Founder and Chief Executive Officer, as well as our inability to attract and retain highly skilled employees, could materially and adversely affect our business, results of operations, financial condition, and future prospects.

• We have a history of operating losses and may not achieve sustained profitability.

• Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

• Litigation, regulatory actions and compliance issues could subject us to fines, penalties, judgments, remediation costs, requirements resulting in increased expenses and reputational harm.

• Further increases in market interest rates could have an adverse effect on our business.

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
Our continued success also is dependent on our ability to successfully grow and develop relationships with our merchant partners, particularly early-stage relationships with large e-commerce retailers such as Amazon. The pace of development, integration and rollout of these early-stage relationships is often unpredictable and is generally not within our control. Many of our agreements with our merchant partners are non-exclusive and lack any transaction volume commitments. Accordingly, these merchant partners may have, or may enter into in the future, similar agreements with our competitors, which could adversely affect our ability to drive the level of transaction volume and revenue growth that we seek to achieve or to otherwise satisfy the high expectations of our investors and financial analysts relating to those relationships. While some of our agreements with our merchant partners have provided for a period of exclusivity, those periods may be limited in duration, and we may not be able to negotiate extensions of those exclusivity periods on reasonable terms, if at all. If an exclusivity period with a merchant partner lapses, we may experience a decrease in GMV with the merchant partner, which may adversely impact our results of operations. In addition, our agreements with our merchant partners generally have terms that range from approximately 12 months to 36 months, and our merchants can generally terminate these agreements without cause upon 30 to 90 days’ prior written notice. We may, therefore, be compelled to renegotiate our agreements with merchant partners from time to time, possibly upon terms significantly less favorable to us than the terms included in our existing agreements with those merchant partners.

If we are unable to attract new consumers and retain and grow our relationships with our existing consumers, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

Our revenue is derived from consumer transaction volume, so our success depends on our ability to generate repeat use and increased transaction volume from existing consumers and to attract new consumers to our platform. Our ability to retain and grow our relationships with consumers depends on the willingness of consumers to use our platform and products. The attractiveness of our platform to consumers depends upon, among other things: the number and variety of merchants and the mix of products available through our platform; the manner in which consumers may use our products, including the ease of use relative to competitor products; our brand and reputation; consumer experience and satisfaction, including the trustworthiness of our services; consumer trust and perception of our solutions; technological innovation; and services and products offered by competitors. If we fail to retain our relationship with existing consumers, if we do not attract new consumers to our platform and products, or if we do not continually expand usage and volume from consumers on our platform, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

We operate in a highly competitive industry, and our inability to compete successfully would materially and adversely affect our business, results of operations, financial condition, and future prospects.

We operate in a highly competitive and dynamic industry. Our technology platform faces competition from a variety of players, including those who enable transactions and commerce via digital payments. Our primary competition consists of: legacy payment methods, such as credit and debit cards, including those provided by card issuing banks such as Synchrony, J.P. Morgan Chase, Citibank, Bank of America, Capital One, Bread Financial and American Express; technology solutions provided by payment companies such as Visa and MasterCard; mobile wallets such as Apple and PayPal; other pay-over-time solutions offered by companies such as Block and Klarna; and new pay-over-time offerings by legacy financial and payments companies, including those mentioned above. Additionally, merchants are increasingly offering proprietary pay-over-time options to customers, and in some cases, these are presented parallel to our offerings at checkout. We expect competition to intensify in the future, especially as the pay-over-time industry has low barriers to entry, both as emerging technologies continue to enter the marketplace and as large financial incumbents increasingly seek to innovate the services that they offer to compete with our platform. Technological advances and the continued growth of e-commerce activities have increased consumers’ accessibility to products and services and led to the expansion of competition in digital payment options such as pay-over-time solutions. We expect that our pay-over-time offerings may increasingly be presented alongside competitor options at checkout.

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

As discussed in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and as may be updated from time to time in the Company’s future periodic reports and other filings with the SEC, a single merchant partner or e-commerce platform, or a small number of merchant partners or e-commerce platforms, may represent a disproportionately large amount of our revenue and/or GMV during any given fiscal period. The loss of, or decrease in business with, any one of our significant merchant partner or e-commerce platform relationships, such as with Amazon or Shopify, due to a lapse in exclusivity or otherwise, would adversely affect our business. To the extent that any merchant partner or e-commerce platform constitutes a material portion of our total revenue or GMV for a fiscal period for which financial results are being reported in a Quarterly Report on Form 10-Q or Annual Report on Form 10-K, we will disclose the respective percentage contribution in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for that period.

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

There can be no assurance that our revenue and GMV will continue to grow as they have in prior periods, and we expect our revenue and GMV growth rates to decline in future periods. Many factors may contribute to declines in our revenue and GMV growth rates, including increased competition, slowing demand for our products from existing and new consumers, transaction volume and mix (particularly with our significant merchant partners), lower sales by our merchants (particularly those with whom we have significant relationships), general economic conditions, a failure by us to continue capitalizing on growth opportunities, changes in the regulatory environment and the maturation of our business, among others. The revenue, GMV or key operating metrics for any prior quarterly or annual period should not be relied on as an indication of our future performance. If our revenue and GMV growth rates decline, we may not achieve sustained profitability, and our business, financial condition, results of operations and the price of our Class A common stock would be adversely affected.

The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies.

Our solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products, such as Affirm Card with pay-over-time functionality, is complex, and we seek to build our own technology using the latest in artificial intelligence and machine learning (“AI/ML”), cloud-based technologies, and other tools to differentiate our products and technologies. In addition, our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. We operate in an industry experiencing rapid technological change and frequent product introductions. We may not be able to make technological improvements as quickly as demanded by our consumers and merchants, or we may not be able to accurately predict the demand or growth of our technological investments, which could harm our ability to attract consumers and merchants and have a material and adverse effect on our business, results of operations, financial condition, and future prospects. In addition, we may not be able to effectively implement new technology-driven products and services, including Affirm Card, as quickly as competitors or be successful in marketing these products and services to consumers and merchants. Moreover, the profile of potential consumers using our new products and technologies also may not be as attractive as the profile of the consumers that we currently serve or have served in the past, which may lead to higher levels of delinquencies or defaults than we have historically experienced. If we are unable to successfully and timely innovate and continue to deliver a superior merchant and consumer experience, we could experience reputational damage and decreased demand for our products and technologies and our growth, business, results of operations, financial condition, and future prospects could be materially and adversely affected.

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

Our failure to accurately predict the demand or growth of our new products and technologies also could have a material and adverse effect on our business, results of operations, financial condition, and future prospects. New products and technologies are inherently risky, due to, among other things, risks associated with: the product or technology not working, or not working as expected; consumer and merchant acceptance; technological outages or failures; increased regulatory scrutiny; and the failure to meet consumer and merchant expectations. As a result of these risks, we could experience increased claims, reputational damage, or other adverse effects, which could be material. The profile of potential consumers using our new products and technologies also may not be as attractive as the profile of the consumers that we currently serve or have served in the past, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Additionally, we can provide no assurance that we will be able to develop, commercially market, and achieve acceptance of our new products and technologies. In addition, our investment of resources to develop new products and technologies and make changes or updates to our platform may either be insufficient or result in expenses that exceed the revenue actually generated from these new products. Failure to accurately predict demand or growth with respect to our new products and technologies could have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

We currently rely on Celtic Bank to originate substantially all of the loans facilitated through our platform. If our relationship with Celtic Bank terminates, or if Celtic Bank were to suspend, limit, or cease its operations or loan origination activities for any reason, and we are unable to engage another originating bank partner on a timely basis or at all, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

As of the end of the second quarter of fiscal 2023, we relied on Cross River Bank and Celtic Bank to originate a majority of the loans facilitated through our platform and to comply with various federal, state, and other laws, with the balance of the loans facilitated on our platform being originated directly under our lending, servicing, and brokering licenses in Canada and across various states in the United States through our consolidated subsidiaries. During the first half of fiscal 2023, we began accelerating the execution of an existing strategy of identifying and engaging new originating bank partners in order to diversify our sources of loan originations. In January 2023, we made the strategic decision to begin reducing the volume of loans originated by Cross River Bank on our platform while at the same time continuing our ongoing work to identify and engage new originating bank partners. Consequently, as of the end of the third quarter of fiscal 2023, Celtic Bank originates substantially all partner bank originated loans facilitated through our platform. As a result, the risks discussed in the paragraphs below relating to our reliance on Celtic Bank have increased and will remain as such unless and until we complete the process of engaging, onboarding and scaling our relationship with one or more new originating bank partners. The process of engaging, onboarding and scaling with new originating bank partners is inherently uncertain, and there can be no assurances as to when we will be able to complete that process. For example, although we engaged and onboarded a new originating bank partner during the fourth quarter of fiscal 2023, it may take longer than we expect before this new originating bank partner becomes able to originate a meaningful percentage of loans facilitated through our platform.

Celtic Bank handles a variety of consumer and commercial financing programs. The Celtic Bank loan program agreement has an initial three-year term, which is scheduled to expire in calendar year 2023 and will automatically renew in one-year terms thereafter unless either party provides notice of its intent not to renew. In addition, upon the occurrence of certain early termination events, either we or Celtic Bank may terminate the loan program agreement immediately upon written notice to the other party. Our Celtic Bank loan program agreement does not prohibit Celtic Bank from working with our competitors or from offering competing services, and Celtic Bank currently offers loan programs through other competing platforms. Celtic Bank could decide not to work with us for any reason, could make working with us cost-prohibitive, or could decide to enter into an exclusive or more favorable relationship with one or more of our competitors. In addition, Celtic Bank may not perform as expected under our loan program agreement. We could in the future have disagreements or disputes with Celtic Bank, which could negatively impact or threaten our relationship with other originating banks with whom we may seek to partner. For a further discussion of our relationship with Celtic Bank, particularly the regulations applicable to this relationship, see “Business — Regulatory Environment.”

If Celtic Bank were to suspend, limit, or cease its operations or loan origination activities for any reason, or if our relationship with Celtic Bank were to otherwise terminate for any reason (including, but not limited to, its failure to comply with regulatory actions), we may need to implement an additional substantially similar arrangement with another bank, obtain additional state licenses, or curtail our operations. If we need to enter into alternative arrangements with a different bank to replace our existing arrangement, we may not be able to negotiate a comparable alternative arrangement in a timely manner or at all. In addition, transitioning loan originations to a new bank may result in delays in the issuance of loans or, if our platform becomes inoperable, may result in the inability to facilitate loans through our platform. If we are unable to enter into an alternative arrangement with different banks to fully replace or supplement our relationship with Celtic Bank, we would potentially need to obtain additional state licenses to enable us to originate loans directly, as well as comply with other state and federal laws, which would be costly and time consuming, and there can be no assurances that any such licenses could be obtained in a timely manner or at all.

We rely on a variety of funding sources to support our business model. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could have a material adverse effect on our business, results of operations, financial condition, cash flows, and future prospects.

Our high-velocity, capital efficient funding model is integral to the success of our commerce platform. To support this model and the growth of our business, we must maintain a variety of funding arrangements, including warehouse credit facilities, securities repurchase agreements, securitization trusts, and forward flow arrangements with a diverse set of funding sources. If we are unable to maintain access to, or to expand, our network and diversity of funding arrangements, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

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

If loans facilitated through our platform do not perform, or significantly underperform, we may incur financial losses on the loans we purchase, we hold on our balance sheet, or that are subject to certain risk sharing agreements, which may adversely impact our financial condition and results of operations as well as result in the loss of confidence of our funding sources.

In recent fiscal quarters, we have retained more loans on our balance sheet funded through our consolidated securitizations and warehouse lines. For these loans and any future loans facilitated through our platform that we purchase from our originating bank partners that may be held for investment on our balance sheet, we bear the entire credit risk in the event of consumer default with respect to these loans. In addition, non-performance, or even significant underperformance, of the loan receivables that we own could have an adverse effect on our business.

Additionally, our funding model relies on a variety of funding arrangements, including warehouse credit facilities, securitization trusts, and forward flow arrangements with a variety of funding sources. Any significant underperformance of the loans facilitated through our platform may adversely impact our relationship with such funding sources and result in their loss of confidence in us, which could lead to the termination of our existing funding arrangements, which would have a material adverse effect on our business, results of operations, financial condition, and future prospects.

In addition, in connection with certain capital funding arrangements with third party loan buyers, we have entered into risk sharing agreements where we may be required to make a payment to the loan buyer if actual losses on the loans sold exceed agreed-upon expected losses, subject to a cap based on a percentage of the principal balance of loans sold. Refer to “Note 13. Fair Value of Financial Assets and Liabilities” for additional information. If the loans subject to any existing or future risk sharing agreements underperform the expectations set forth in those agreements, we would be required to make payments under the agreements in proportion to the loan underperformance, which may have a material adverse effect on our business, results of operations, financial condition, and our relationships with existing and prospective third party loan buyers.

Any acquisitions, strategic investments, alliances, divestitures and other transactions could fail to achieve strategic objectives, disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations.

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

Additionally, strategic investments in which we have a minority ownership stake inherently involve a lesser degree of influence over business operations. The success of our strategic investments may be dependent on controlling shareholders, management, or other persons or entities that may have business interests, strategies, or goals that are inconsistent with ours. Business decisions or other actions or omissions of the controlling shareholders, management, or other persons or entities who control companies in which we invest may adversely affect the value of our investment, result in litigation or regulatory action against us, and damage our reputation and brand.

Furthermore, we have in the past, and may in the future, also choose to divest certain businesses or product lines. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, we may experience difficulty separating out portions of, or entire, businesses, incur loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, disrupt customer or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations. Further, during the pendency of a divestiture, we may be subject to risks such as a decline in the business to be divested, loss of employees, customers, or suppliers and the risk that the transaction may not close, any of which would have a material adverse effect on the business to be divested and our retained business. If a divestiture is not completed for any reason, we may not be able to find another buyer on the same terms, and we may have incurred significant costs without the corresponding benefit.

Further expansion of our operations internationally will subject us to new challenges and risks.

We currently operate in the United States, Canada, the United Kingdom, Poland and Spain (we do not currently facilitate loans in the United Kingdom, Poland or Spain) and may further expand our business internationally in the future. Managing new and existing international operations requires us to comply with new regulatory frameworks and additional resources and controls. International expansion subjects our business to risks associated with international operations, including:

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

Our business benefits from our ability to attract and retain highly skilled employees.

Our future success is aided by on our ability to identify, hire, develop, motivate, and retain highly qualified personnel for all areas of our organization, in particular, a highly experienced sales force, data scientists, and engineers. Competition for these types of highly skilled employees is extremely intense, particularly in the San Francisco Bay Area. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop, and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to maintain and build our highly experienced sales force, or are unable to continue to attract experienced engineering and technology personnel, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

In addition, in March 2020, we transitioned our entire staff to a remote working environment. Over time such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which contribute to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, foster a creative environment, hire new team members, and retain existing team members. Such effects may adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

Furthermore, we have at times undertaken workforce reductions to better align our operations with our strategic priorities. For example, to manage operating expenses in response to current macroeconomic conditions and ongoing business prioritization efforts, we took certain cost-saving measures, including a reduction of our workforce, in February 2023. There can be no assurance that these actions will not adversely affect employee morale, our culture, our ability to attract and retain employees and our ability to grow in accordance with our overall strategy. If we are not able to maintain our culture, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

We have a history of operating losses and may not achieve sustained profitability.

We incurred net losses of approximately $985.3 million, $707.4 million and $441.0 million for the fiscal years ended June 30, 2023, 2022, and 2021 respectively. As of June 30, 2023 and June 30, 2022, our accumulated deficit was approximately $2.6 billion and $1.6 billion, respectively. Our operating expenses may increase in the future as we seek to continue to grow our business, attract consumers, merchants, funding sources, and additional originating bank partners, and further enhance and develop our products and platform. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisitions. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.
In August 2023, we announced that we achieved adjusted operating income profitability in the fourth quarter of fiscal 2023. If we are not able to achieve sustained profitability due to the potential for operating expense increases, challenges in the macroeconomic environment, and factors discussed elsewhere in this Report, our reputation may be harmed and the market price of our Class A common stock could be materially and adversely impacted.

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly results, including revenue, expenses, GMV, consumer metrics, and other key performance metrics, have fluctuated significantly in the past and are likely to do so in the future. Accordingly, the results for any one quarter are not necessarily an indication of future performance. Our quarterly results are likely to fluctuate due to a variety of factors, some of which are outside of our control, and as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may adversely affect the price of our Class A common stock. In addition, many of the factors that affect our quarterly results are difficult for us to predict. If our revenue, expenses, GMV, consumer metrics, or key performance metrics in future quarters fall short of the expectations of our investors and financial analysts, the price of our Class A common stock will be adversely affected.

We have experienced in the past, and expect to continue to experience, seasonal fluctuations in our business.

We experience seasonal fluctuations in our business as a result of consumer spending patterns. Historically, our GMV has been the strongest during the second quarter of our fiscal year due to increases in retail commerce during the holiday season. Despite these higher GMV levels, in fiscal 2023 and 2022, we generated less in period revenue as a percentage of GMV during our second fiscal quarter due to the comparatively higher proportion of interest bearing loans originated in the latter half of the period, which typically results in lower merchant network revenue, which is recognized in period, and higher levels of interest income, which is recognized over a longer time horizon. We expect these seasonal patterns to continue in future periods, and any adverse events that occur during our second fiscal quarter could have a disproportionate effect on our financial results for the fiscal year.

Negative publicity about us or our industry could adversely affect our business, results of operations, financial condition, and future prospects.

Negative publicity about us or our industry, including the transparency, fairness, responsible lending, user experience, quality, and reliability of our platform or point-of-sale lending platforms in general, effectiveness of our risk model, our ability to effectively manage and resolve complaints, our privacy and security practices, litigation, regulatory activity, misconduct by our employees, funding sources, originating bank partners, service providers, or others in our industry, the experience of consumers and investors with our platform or services or point-of-sale lending platforms in general, or use of loan proceeds by consumers that have obtained loans facilitated through our platform or other point-of-sale lending platforms for illegal purposes, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our platform, which could harm our reputation and cause disruptions to our platform. Any such reputational harm could further affect the behavior of consumers, including their willingness to obtain loans facilitated through our platform or to make payments on their loans. As a result, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

Litigation, regulatory actions, and compliance issues could subject us to fines, penalties, judgments, remediation costs, and/or other requirements resulting in increased expenses and reputational harm.

Our business is subject to increased risks of litigation and regulatory actions as a result of a number of factors and from various sources, including as a result of the highly regulated nature of the financial services industry and the focus of state and federal enforcement agencies on the financial services industry in general and consumer financial services in particular.
In the ordinary course of business, we have been named as a defendant in various legal actions, including arbitrations and other litigation. In addition, we are currently a defendant in a putative securities class action, Kusnier v. Affirm Holdings, Inc., et al., and two related derivative actions, Quiroga v. Levchin, et al., and Jeffries v. Levchin, et al. For more information, see Note 8. Commitments and Contingencies of the accompanying notes to our consolidated financial statements.
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
From time to time, we may also be involved in, or the subject of, reviews, requests for information, investigations, and proceedings (both formal and informal) by state and federal governmental agencies, both domestic and abroad, including banking regulators, the FTC, the CFPB, and the SEC, regarding our business activities and related disclosure practices and our qualifications to conduct our business in certain jurisdictions, which could subject us to fines, penalties, obligations to change our business and/or disclosure practices, and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter also could cause harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. Moreover, any settlement, or any consent order or adverse judgment, in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same or similar activities.
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

Increases in market interest rates have had and could continue to have an adverse effect on our business.

In March 2022 in response to elevated inflationary conditions, the U.S. Federal Reserve began raising the federal funds interest rate and continued to do so through July 2023. Increased interest rates have had, and may continue to have, an adverse impact on the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of consumers to remain current on their obligations and, therefore, lead to increased delinquencies, defaults, consumer bankruptcies and charge-offs, and decreasing recoveries, all of which could have an adverse effect on our business. Certain of our funding arrangements bear a variable interest rate. Given the fixed interest rates charged on the loans originated on our platform, in the event that variable interest rates rise across the market, our interest margin earned in these funding arrangements would be reduced. Dramatic increases in interest rates may make these forms of funding nonviable. In addition, certain of our loan sale agreements are repriced on a recurring basis using a mechanism tied to interest rates. To reduce our exposure to broad changes in prevailing interest rates, we maintain an interest rate hedging program which eliminates some, but not all, of the interest rate risk.

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

Our business, the consumer financial services industry, and our merchants’ businesses are sensitive to macroeconomic conditions. Economic factors such as interest rates, changes in monetary and related policies, market volatility, inflationary conditions, student loan obligations, consumer confidence, and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions or a significant deterioration in economic conditions, including the current inflationary environment and possibility of a recession, reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified consumers to take out loans. Such conditions are also likely to affect the ability and willingness of consumers to pay amounts owed under the loans facilitated through our platform, each of which would have an adverse effect on our business, results of operations, financial condition, and future prospects.
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

We are subject to both natural and man-made events that may unexpectedly disrupt our operations and adversely impact our business.

Our systems and operations are vulnerable to damage or interruption from earthquakes, fires, floods, hurricanes, tornadoes, and other natural disasters (including those caused by climate change), power losses, telecommunications failures, strikes, health pandemics, such as the COVID-19 pandemic, and similar events. For example, a significant natural disaster in the San Francisco Bay Area or any other location in which we have offices or facilities or employees working remotely, such as an earthquake, fire, flood, hurricane or tornado, could have a material adverse effect on our business, results of operations, financial condition, and future prospects, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, strikes, wars, terrorism, and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays, or loss of critical data. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees' ability to work remotely, our business and results of operations could be adversely affected. We may not have sufficient protection or recovery plans in certain circumstances, such as a significant natural disaster, and our business interruption insurance may be insufficient to compensate us for losses that may occur.

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

Risks Related to Our Reliance on Third Parties

Our results depend on prominent presentation, integration, and support of our platform by our merchants.

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

We have significant vendors that, among other things, provide us with financial, technology, and other services to support our products and other activities, including, for example, credit ratings and reporting, cloud-based data storage and other IT solutions, and payment processing. The CFPB has issued guidance stating that institutions under its supervision may be held responsible for the actions of the companies with which they contract. Accordingly, we could be adversely impacted to the extent our vendors fail to comply with the legal requirements applicable to the particular products or services being offered.
In some cases, vendors are the sole source, or one of a limited number of sources, of the services they provide to us. For example, we are solely reliant on our agreement with our cloud computing web services provider for the provision of cloud infrastructure services to support our platform. Most of our vendor agreements are terminable by the vendor on little or no notice, and if our current vendors were to terminate their agreements with us or otherwise stop providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms (or at all). If any vendor fails to provide the services we require, fails to meet contractual requirements (including compliance with applicable laws and regulations), fails to maintain adequate data privacy controls and electronic security systems, or suffers a cyber-attack or other security breach, we could be subject to CFPB, FTC and other regulatory enforcement actions, claims from third-parties, including our consumers, and suffer economic and reputational harm that could have an adverse effect on our business. Further, we may incur significant costs to resolve any such disruptions in service, which could adversely affect our business.
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

Since the beginning of March 2023, there have been public reports of instability at various financial institutions, with certain financial institutions being severely impacted. Financial services institutions are interrelated with our business as a result of trading, clearing, counterparty or other relationships. We routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutions. Many of these transactions expose us to credit risk in the event of a default by a counterparty. In addition, our credit risk may be exacerbated when collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations.

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

Our business involves the collection, storage, use, disclosure, processing, transfer, and other handling (collectively, “processing”) of a wide variety of information, including personally identifiable information, for various purposes in our business, including to help support the integrity of our services and to provide features and functionality to our consumers and merchants. The processing of the information we acquire in connection with our consumers’ and merchants’ use of our services, particularly on our internet applications for consumers, is subject to numerous privacy, data protection, cybersecurity, and other laws and regulations in the United States and foreign jurisdictions. The automated nature of our business and our reliance on digital technologies may make us an attractive target for, and potentially vulnerable to, cyber-attacks, computer malware, computer viruses, social engineering (including phishing and ransomware attacks), general hacking, physical or electronic break-ins, or similar disruptions. In addition, our remote working environment may exacerbate these risks. While we and our vendors have taken steps to protect the confidential, proprietary, and sensitive information to which we have access and to prevent data loss, our security measures or those of our vendors could be breached resulting in the loss of, or unauthorized access to, our or our consumers’ data, our intellectual property, or other confidential, proprietary, or sensitive business information and could expose us to liability related to the loss of the information, time-consuming and expensive litigation, potential regulatory scrutiny and negative publicity.
As is common in our industry, and with technology-focused companies more broadly, unauthorized parties regularly attempt to gain access to our systems and facilities through various means, including, among others, hacking into our or our partners’ or consumers’ systems or facilities, or attempting to fraudulently induce our employees, partners, consumers or others into disclosing usernames, passwords, or other sensitive information, which may in turn be used to access our information technology systems and gain access to our or our consumers’ data or other confidential, proprietary, or sensitive information. In the past, such attempts have, at times, been successful but with minimal impact on or disruption to our business, and there is no guarantee that our continuous monitoring efforts will be effective in preventing similar or more impactful incidents in the future.

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

In addition, the U.S., U.K. and other international governments, states, and provinces may pass new laws, or may amend existing laws, to further regulate the consumer finance industry or loans of the type provided through our platform, or to reduce the finance charges or other fees that may be imposed with respect to consumer loans. This could make the provision and collection of consumer loans more difficult or costly, which may negatively impact our business.
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

Our business is subject to extensive regulation, supervision, examination, and oversight in a variety of areas, all of which are subject to change and uncertain interpretation. Changing international, federal, state, and local laws, as well as changing regulatory enforcement policies and priorities, including changes that may result from changes in the political landscape, may negatively impact our business, results of operations, financial condition, and future prospects.

We are subject to extensive regulation, supervision, examination, and oversight by federal and state governmental authorities under U.S. federal and state laws and regulations. We are also regulated by many international and state regulatory agencies through licensing and other supervisory or enforcement authority, which includes regular examination by international and state governmental authorities. In addition, as we continue to expand our operations internationally, we may become subject to extensive regulation, supervision, examination, and oversight by additional international authorities.

We are required to comply with constantly changing international, federal, state, and local laws and regulations that regulate, among other things, the terms of the loans that we and our originating bank partners originate and the associated fees that may be charged. A change in these laws that enable our credit scoring and pricing model, including our ability to export interest rates across state lines, could have a material impact on our business model and financial position.

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

We are subject to the regulatory and enforcement authority of the CFPB as a facilitator, servicer, acquirer or originator of consumer credit. As such, the CFPB has in the past requested reports concerning our organization, business conduct, markets, and activities, and we expect that the CFPB will continue to do so from time to time in the future. In addition, we expect the CFPB to begin to supervise us in the immediate future. The CFPB’s supervision of us will enable it, among other things, to conduct comprehensive and rigorous examinations to assess our compliance with consumer financial protection laws, which could result in investigations, enforcement actions, regulatory fines and mandated changes to our business products, policies and procedures. For further discussion on the CFPB's enforcement authority, see “Business — Regulatory Environment — U.S. federal consumer protection requirements.”

In conducting an investigation, the CFPB or state attorneys general may issue a civil investigative demand requiring a target company to prepare and submit, among other items, documents, written reports, answers to interrogatories, and deposition testimony. If we become subject to such an investigation, the required response could result in substantial costs and a diversion of the attention and resources of our management. In addition, investigations and other regulatory actions could result in penalties and reputational harm to us and a loss of consumers participating in our platform, and our compliance costs and litigation exposure could increase if the CFPB, for instance, or other regulatory agencies enact new regulations, change regulations that were previously adopted, modify, through supervision or enforcement, past regulatory guidance, or interpret existing regulations in a manner different or stricter than have been previously interpreted, any of which could adversely affect our ability to perform. Further, in some cases, regardless of fault, it may be less time-consuming or costly to settle these matters, which may require us to implement certain changes to our business practices, provide remediation to certain individuals or make a settlement payment to a given party or regulatory body.

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
Our failure, or the failure of any third-party with whom we work, to comply with privacy and data protection laws could result in potentially significant regulatory investigations and government actions, litigation, fines, or sanctions, consumer, funding source, bank partner, or merchant actions, and damage to our reputation and brand, all of which could have a material adverse effect on our business. Complying with privacy and data protection laws and regulations may cause us to incur substantial operational costs or require us to change our business practices. We may not be successful in our efforts to achieve compliance either due to internal or external factors, such as resource allocation limitations or a lack of vendor cooperation. We have in the past, and may in the future, receive complaints or notifications from third-parties alleging that we have violated applicable privacy and data protection laws and regulations. Non-compliance could result in proceedings against us by governmental entities, consumers, data subjects, or others. We may also experience difficulty retaining or obtaining new consumers in these jurisdictions due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these consumers pursuant to the terms set forth in our engagements with them.
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

Further, as of June 30, 2023, Max Levchin, our Founder, Chairman and Chief Executive Officer, had voting control over approximately 35.2% of the voting power of our outstanding capital stock. As a stockholder, Mr. Levchin is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.

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
Our dual class structure may also depress the trading price of our Class A common stock due to negative perception by market participants and other stakeholders. Certain index providers have announced restrictions on including companies with multiple-class share structures in certain of their indexes. Similarly, several stockholder advisory firms have announced their opposition to the use of multiple class structures and may issue adverse voting recommendations for items on which we ask shareholders to vote. Any exclusion from indices or criticism of our corporate governance practices by stockholder advisory firms could result in a less active trading market for our Class A common stock.

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
In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including: variations in our quarterly or annual results of operations; additions or departures of key management personnel; the loss of an originating bank partner or key funding sources or merchants; adverse economic conditions resulting in decreased consumer demand; the growth and development of key merchant partner relationships, including our relationship with Amazon; and changes in our earnings estimates (if provided). Also, the publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry, adverse announcements by us or others and developments affecting us, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, actions by institutional stockholders, and increases in market interest rates that may lead investors in our shares to demand a higher yield, could result in the significant decrease of the market price of shares of our Class A common stock.
Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares that we may file for ourselves or our stockholders. In addition, as of June 30, 2023, we had stock options and restricted stock units outstanding that, if fully exercised or settled, would result in the issuance of an aggregate of 52,572,230 shares of our Class A common stock. All of the shares of our Class A common stock issuable upon the exercise of stock options and settlement of restricted stock units, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.
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

•advance notice procedures apply for stockholders to nominate candidates for election as directors or to bring matters before an annual meeting of stockholders; and

•the number of director nominees a stockholder may nominate is limited to the number of directors to be elected at the annual meeting of stockholders.

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

Our amended and restated bylaws, to the fullest extent permitted by law, provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware. This provision does not apply to suits brought to enforce any duty or liability created by the Securities Act, or rules and regulations thereunder; however, the U.S. District Court for Delaware is the sole and exclusive forum for actions brought to enforce any duty or liability created by the Exchange Act, or rules and regulations thereunder.
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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 0% convertible senior notes due 2026 (the “2026 Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

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

Item 3. Legal Proceedings

Please refer to Note 8.  Commitments and Contingencies of the accompanying notes to our consolidated financial statements.

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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information for Common Stock

Our Class A common stock is traded on the Nasdaq Global Select Market under the symbol "AFRM". Our Class B common stock is not listed on any stock exchange nor traded on any public market.

Holders of Record

As of August 21, 2023, there were 291 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of August 21, 2023, there were 207 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends for the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fourth quarter of 2023.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or be deemed “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

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
7/31/22
8/31/22
9/30/22
10/31/22
11/30/22
12/31/22
1/31/23
2/28/23
3/31/23
4/30/23
5/31/23
6/30/23
Affirm Holdings, Inc.
Nasdaq Composite Index
S&P North American Technology Index

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (“Form 10-K”). You should review the section titled “Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context otherwise requires, all references in this Report to “Affirm,” the “Company,” “we,” “our,” “us,” or similar terms refer to Affirm Holdings, Inc. and its subsidiaries. A discussion regarding our financial condition and results of operations for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended June 30, 2022 compared to the fiscal year ended June 30, 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022.
Overview

We are building the next generation platform for digital and mobile-first commerce. We believe that by using modern technology, superior engineering talent, and a mission-driven approach, we can reinvent payments and commerce. Our solutions, which are built on trust and transparency, make it easier for consumers to spend responsibly and with confidence, easier for merchants to convert sales and grow, and easier for commerce to thrive.
Our point-of-sale solutions allow consumers to pay for purchases in fixed amounts without deferred interest, late fees, or penalties. We empower consumers to pay over time rather than paying for a purchase entirely upfront. This increases consumers’ purchasing power and gives them more control and flexibility. Our platform facilitates both true 0% APR payment options and interest-bearing loans. On the merchant side, we offer commerce enablement, demand generation, and customer acquisition tools. Our solutions empower merchants to more efficiently promote and sell their products, optimize their customer acquisition strategies, and drive incremental sales. We also provide valuable product-level data and insights — information that merchants cannot easily get elsewhere — to better inform their strategies. Finally, our consumer app unlocks the full suite of Affirm products for a delightful end-to-end consumer experience. Consumers can use our app to apply for installment loans, and upon approval, they can use the Affirm Card digitally online or in-stores to complete a purchase. Additionally, consumers can manage the pre- and post purchase split of Affirm Card transactions into loan, manage payments, open a high-yield savings account, and access a personalized marketplace.
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

	Year ended June 30,			2023 vs 2022		2022 vs 2021
	2023	2022	2021	$	%	$	%
	(in thousands, except percentages)
Total revenue, net	$1,587,985	$1,349,292	$870,464	$238,693	18%	$478,828	55%
Total operating expenses	2,788,847	2,215,340	1,254,131	573,507	26%	961,209	77%
Operating loss	$(1,200,862)	$(866,048)	$(383,667)	$(334,814)	39%	$(482,381)	126%
Other (expense) income, net	211,617	141,217	(59,703)	70,400	50%	200,920	(337)%
Loss before income taxes	$(989,245)	$(724,831)	$(443,370)	$(264,414)	36%	$(281,461)	63%
Income tax benefit	(3,900)	(17,414)	(2,343)	13,514	(78)%	(15,071)	643%
Net loss	$(985,345)	$(707,417)	$(441,027)	$(277,928)	39%	$(266,390)	60%
Our Financial Model

Our Revenue Model
From merchants, we earn a fee when we help them convert a sale and facilitate a transaction. While merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering, we generally earn larger merchant fees on 0% APR financing products. For the years ended June 30, 2023, 2022, and 2021, Pay-in-4 represented 19%, 22%, and 11%, respectively, of total GMV facilitated through our platform and 0% APR Core loans represented 13%, 21%, and 32%, respectively, of total GMV facilitated through our platform.
From consumers, we earn interest income on the simple interest loans that we originate or purchase from our originating bank partners. Interest rates charged to our consumers vary depending on the transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. Because our consumers are never charged deferred or compounding interest, late fees, or penalties on the loans, we are not incentivized to profit from our consumers’ hardships. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from one of our originating bank partners or the origination of a loan. For the years ended June 30, 2023, 2022, and 2021, interest bearing loans represented 68%, 58%, and 57% of total GMV facilitated through our platform, respectively.
In order to accelerate our ubiquity, we facilitate the issuance of virtual cards directly to consumers through our app, allowing them to shop with merchants that may not yet be fully integrated with Affirm. Similarly, we also facilitate the issuance of the Affirm Card, a debit card that can be used physically or virtually and which allows consumers to link a bank account to pay in full, or pay later by accessing credit through the Affirm App. When these cards are used over established card networks, we earn a portion of the interchange fee from the transaction.
Our Loan Origination and Servicing Model
When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model. Once approved for the loan, the consumer then selects their preferred repayment option. A portion of these loans are funded and issued by our originating bank partners, which include Cross River Bank, an FDIC-insured New Jersey state-chartered bank, and Celtic Bank, an FDIC-insured Utah state-chartered industrial bank. These partnerships allow us to benefit from our partners’ ability to originate loans under their banking licenses while complying with various federal, state, and other laws. Under this arrangement, we must comply with our originating bank partners' credit policies and underwriting procedures, and our originating bank partners maintain ultimate authority to decide whether to originate a loan or not. When an originating bank partner originates a loan, it funds the loan through its own funding sources and may subsequently offer and sell the loan to us. Pursuant to our agreements with these partners, we are obligated to purchase the loans facilitated through our platform that such partner offers us and our obligation is secured by cash deposits. To date, we have purchased all of the loans facilitated through our platform and originated by our originating bank partners. When we purchase a loan from an originating bank partner, the purchase price is equal to the outstanding principal balance of the loan, plus a fee and any accrued interest. The originating bank partner also retains an interest in the loans purchased by us through a loan performance fee that is payable by us on the aggregate principal amount of a loan that is paid by a consumer. See Note 13. Fair Value of Financial Assets and Liabilities for more information on the performance fee liability.
We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada and across several states in the U.S. through our consolidated subsidiaries. We directly originated approximately $3.7 billion, or 18%, and $3.3 billion, or 21%, of loans for the years ended June 30, 2023 and June 30, 2022, respectively.
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
Factors Affecting Our Performance
Our performance has been and may continue to be affected by many factors, including those identified below, as well as the factors discussed in the section titled “Risk Factors” in this Form 10-K.
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse credit facilities, securitization trusts, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. While we have continued to improve our equity capital efficiency, the percentage of our equity capital as a percentage of our total platform portfolio increased from approximately 3% as of June 30, 2022, to approximately 5% as of June 30, 2023. The increase was due to an increase in on-balance sheet loans, and a lower percentage of our on balance sheet loans funded through securitizations, which generally require a lower percentage of equity capital compared to our warehouse credit facilities. This shift in our funding mix in response to the current market environment given our ability to allocate loans to warehouse credit facilities with better economic terms at a given time to support the growth of our business while optimizing cost of funds. The mix of on-balance sheet and off-balance sheet funding is a function of how we choose to allocate loan volume, which is determined by the economic arrangements and supply of capital available to us, both of which may also impact our results in any given period.

Mix of Business on Our Platform
The shifts in volume among merchants and the products that our merchants offer and our consumers purchase in any period affects our operating results. These mix impacts GMV, revenue, our financial results, and our key operating metric performance for that period. Differences in loan product mix result in varying loan durations, APR, and mix of 0% APR and interest-bearing financings.
Product and economic terms of commercial agreements vary among our merchants. For example, our low average order value (“AOV”) products generally benefit from shorter duration, but also have lower revenue as a percentage of GMV when compared to high AOV products. Merchant mix shifts are driven in part by the products offered by the merchant, the economic terms negotiated with the merchant, merchant-side activity relating to the marketing of their products, whether or not the merchant is fully integrated within our network, and general economic conditions affecting consumer demand. Our revenue as a percentage of GMV in any given period varies across products. As such, as we continue to expand our network to include more merchants, revenue as a percentage of GMV may vary. In addition, our commercial agreement with Shopify to offer Shop Pay Installments powered by Affirm and our Pay-in-4 offering may continue to impact the mix of our shorter duration, low AOV products.

Differences in the mix of high versus low AOV may also impact our results. For example, we expect that transactions per active consumer may increase while revenue as a percentage of GMV may decline in the medium term to the extent that a greater portion of our GMV comes from Pay-in-4 and other low-AOV offerings.
Seasonality
We experience seasonal fluctuations in our business as a result of consumer spending patterns. Historically, our GMV has been the strongest during the second quarter of our fiscal year due to increases in retail commerce during the holiday season. Despite these higher GMV levels, in fiscal 2023 and 2022, we generated less in period revenue as a percentage of GMV during our second fiscal quarter due to the comparatively higher proportion of interest bearing loans originated in the latter half of the period, which typically results in lower merchant network revenue, which is recognized in period, and higher levels of interest income, which is recognized over a longer time horizon. We expect these seasonal patterns to continue in future periods, and any adverse events that occur during our second fiscal quarter could have a disproportionate effect on our financial results for the fiscal year.

Macroeconomic Environment
We regularly monitor the direct and indirect impacts of the current macroeconomic conditions on our business, financial condition, and results of operations. During fiscal 2023, the macroeconomic environment presented a number of challenges to our business. In response to continued inflationary pressure, the U.S. Federal Reserve raised, and may continue to raise, the federal funds interest rate. Simultaneously, economic uncertainty and the prospect of economic recession impacted consumer spending. These developments have affected, and may continue to affect, our business and results of operations in the following ways:
•Deceleration in consumer demand: We have experienced a deceleration in consumer demand for discretionary items, which has adversely impacted GMV growth.
•Increased borrowing costs: Our costs of borrowing have increased, resulting in higher transaction costs.
•Volatile capital markets: In response to volatile capital markets conditions, we have retained more loans on our balance sheet funded through our consolidated securitizations and warehouse lines in recent fiscal quarters. Retaining loans on our balance sheet leads to the recognition of interest income over the life of the loan, effectively delaying the revenue that would have been realized upon the loan’s sale.
•Managing delinquency rates: We are continuously optimizing our underwriting to manage delinquency rates. While these actions have adversely affected our GMV growth rates during fiscal 2023, as of June 30, 2023, our 30-day delinquency rates for monthly installment loans were comparable to, and our allowance rates for loan losses improved over, those experienced as of June 30, 2022.
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
Restructuring Plan
On February 8, 2023, we committed to a restructuring plan designed to manage our operating expenses in response to macroeconomic conditions and ongoing business prioritization efforts. As part of the plan, we reduced our workforce by approximately 500 employees, representing approximately 19% of our employees at that time, and vacated a portion of our leased San Francisco office. For further information, refer to Note 16. Restructuring and other to the consolidated financial statements in this Form 10-K.

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
•expanding the use of down payments and requested loan amounts;
•offering merchant-subsidized low APR loans (4% to 9.99%) as an alternative to monthly 0% APR programs; and
•shortening loan lengths and minimum order sizes for monthly 0% APR programs.
Regulatory Developments
We are subject to the regulatory and enforcement authority of the Consumer Financial Protection Board (the “CFPB”) as a facilitator, servicer, acquirer or originator of consumer credit. As such, the CFPB has in the past requested reports concerning our organization, business conduct, markets, and activities, and we expect that the CFPB will continue to do so from time to time in the future.
In addition, we expect the CFPB to begin to supervise us in the immediate future. The CFPB’s supervision of us will enable it, among other things, to conduct comprehensive and rigorous examinations to assess our compliance with consumer financial protection laws, which could result in investigations, enforcement actions, regulatory fines and mandated changes to our business products, policies and procedures.
Key Operating Metrics

We focus on several key operating metrics to measure the performance of our business and help determine our strategic direction. In addition to revenue, net loss, and other results under U.S. GAAP, the following tables set forth key operating metrics we use to evaluate our business.

	Year ended June 30,
	2023	2022	2021
	(in billions)
Gross merchandise volume (GMV)	$20.2	$15.5	$8.3
GMV
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the year ended June 30, 2023, GMV was $20.2 billion, an increase of approximately 30% from $15.5 billion for the year ended June 30, 2022 and an increase of approximately 144% from $8.3 billion for the year ended June 30, 2021. Overall, the increase in GMV was primarily driven by the expansion of our active merchant base and increases in active consumers and the average number of transactions per consumer.
For the years ended June 30, 2023, 2022, and 2021, our top five merchants, including our largest platform partner represented approximately 42%, 32%, and 30%, respectively, of total GMV. GMV attributable to Amazon increased during each period but represented less than 20% of total GMV for all such periods. No other single merchant or platform partner exceeded 20% of total GMV for the year ended June 30, 2023.

	June 30, 2023	June 30, 2022	June 30, 2021
	(in thousands, except per consumer data)
Active consumers	16,469	13,980	7,121
Transactions per active consumer (x)	3.9	3.0	2.3
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who engages in at least one transaction on our platform during the 12 months prior to the measurement date.
As of June 30, 2023, we had approximately 16.5 million active consumers inclusive of 1.0 million active consumers who only transacted on Returnly, which represented an increase of 18% compared to approximately 14.0 million as of June 30, 2022, and 131% compared to approximately 7.1 million as of June 30, 2021. The increase was primarily due to a high retention rate of existing consumers and the acquisition of new consumers through an expanding active merchant base.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date.
As of June 30, 2023, we had approximately 3.9 transactions per active consumer, an increase of 30% compared to June 30, 2022 and an increase of 70% compared to June 30, 2021. This was primarily due to platform growth and a higher frequency of repeat users driven by consumer engagement.

Results of Operations

The following tables set forth selected consolidated statements of operations and comprehensive loss data for each of the periods presented:

	Year ended June 30,			2023 vs 2022		2022 vs 2021
	2023	2022	2021	$ Change	% Change	$ Change	% Change
	(in thousands)
Revenue
Merchant network revenue	$507,600	$458,511	$379,551	$49,089	11%	$78,960	21%
Card network revenue	119,338	100,696	49,851	18,642	19%	50,845	102%
Total network revenue	626,938	559,207	429,402	67,731	12%	129,805	30%
Interest income (1)	685,217	527,880	326,417	157,337	30%	201,463	62%
Gain on sales of loans (1)	188,341	196,435	89,926	(8,094)	(4)%	106,509	118%
Servicing income	87,489	65,770	24,719	21,719	33%	41,051	166%
Total revenue, net	$1,587,985	$1,349,292	$870,464	$238,693	18%	$478,828	55%
Operating expenses (2)
Loss on loan purchase commitment	$140,265	$204,081	$246,700	$(63,816)	(31)%	$(42,619)	(17)%
Provision for credit losses	331,860	255,272	65,878	76,588	30%	189,394	287%
Funding costs	183,013	69,694	52,700	113,319	163%	16,994	32%
Processing and servicing	257,343	157,814	73,578	99,529	63%	84,236	114%
Technology and data analytics	615,818	418,643	249,336	197,175	47%	169,307	68%
Sales and marketing	638,280	532,343	182,190	105,937	20%	350,153	192%
General and administrative	586,398	577,493	383,749	8,905	2%	193,744	50%
Restructuring and other	35,870	—	—	35,870	NM*	—	NM*
Total operating expenses	2,788,847	2,215,340	1,254,131	573,507	26%	961,209	77%
Operating loss	$(1,200,862)	$(866,048)	$(383,667)	$(334,814)	39%	$(482,381)	126%
Other (expense) income, net	211,617	141,217	(59,703)	70,400	50%	200,920	(337)%
Loss before income taxes	$(989,245)	$(724,831)	$(443,370)	$(264,414)	36%	$(281,461)	63%
Income tax benefit	(3,900)	(17,414)	(2,343)	13,514	(78)%	(15,071)	643%
Net loss	$(985,345)	$(707,417)	$(441,027)	$(277,928)	39%	$(266,390)	60%
* Not meaningful

(1)Upon purchase of a loan from our originating bank partners at a price above the fair market value of the loan or upon the origination of a loan with a par value in excess of the fair market value of the loan, a discount is included in the amortized cost basis of the loan. For loans held for investment, this discount is amortized over the life of the loan into interest income. When a loan is sold to a third-party loan buyer or off-balance sheet securitization trust, the unamortized discount is released in full at the time of sale and recognized as part of the gain or loss on sales of loans. However, the cumulative value of the loss on loan purchase commitment or loss on loan origination, the interest income recognized over time from the amortization of discount while retained, and the release of discount into gain on sales of loans, together net to zero over the life of the loan. The following table details activity for the discount, included in loans held for investment, for the periods indicated:

	Year ended June 30,
	2023	2022*	2021*
	(in thousands)
Balance at the beginning of the period	$42,780	$53,177	$28,659
Additions from loans purchased or originated, net of refunds	259,720	366,900	266,717
Amortization of discount	(158,703)	(185,050)	(101,078)
Unamortized discount released on loans sold	(46,885)	(191,612)	(141,130)
Impact of foreign currency translation	(336)	(635)	9
Balance at the end of the period	$96,576	$42,780	$53,177
* Prior period balances have been adjusted to include impact of foreign currency translation.
(2) Amounts include stock-based compensation as follows:

	Year ended June 30,
	2023	2022	2021
	(in thousands)
General and administrative	$239,923	$248,797	$196,554
Technology and data analytics	181,396	116,531	76,643
Sales and marketing	25,914	23,224	17,092
Processing and servicing	4,476	2,431	2,218
Total stock-based compensation in operating expenses	451,709	390,983	292,507
Capitalized into property, equipment and software, net	80,108	54,542	13,999
Total stock-based compensation	$531,817	$445,525	$306,506
Comparison of the Years Ended June 30, 2023 and 2022

Merchant Network Revenue
Merchant network revenue is impacted by both GMV and the mix of loans originated on our platform as merchant fees vary based on loan characteristics. In particular, merchant network revenue as a percentage of GMV typically increases with longer-term, non-interest-bearing loans with higher AOVs, and decreases with shorter-term, interest-bearing loans with lower AOVs.
Merchant network revenue for the year ended June 30, 2023 increased by $49.1 million, or 11%, compared to the same period in 2022. The increase is primarily attributed to an increase of $4.7 billion in GMV for the year ended June 30, 2023. The increase in GMV is a result of the expansion of our active merchant base and consumers, reaching approximately 254,000 and 16.5 million, respectively, as of June 30, 2023, up from approximately 235,000 and 14.0 million, respectively, as of June 30, 2022. Additionally, the average transactions per consumer increased from 3.0 as of June 30, 2022 to 3.9 as of June 30, 2023. The increase in consumers and average transactions per consumer is partially offset by a decrease in AOVs. For the year ended June 30, 2023 AOV was $318 down from $374 for the same period in fiscal 2022. The decrease in AOV due to the diversification of our merchant base and our initiative to drive repeat usage of our platform beyond one-time high AOV purchases.
Card Network Revenue
Card network revenue for the year ended June 30, 2023 increased by $18.6 million, or 19%, compared to the same period in 2022. Card network revenue growth is correlated with the growth of GMV processed by our issuer processors. As such, the increase is primarily driven by the $5.9 billion of GMV processed through our issuer processors, an increase of 25% for the year ended June 30, 2023, as compared to the same period in 2022. This was driven by increased card activity as well as growth in existing and new merchants using our card platform, growing from approximately 1,100 merchants as of June 30, 2022 to approximately 1,300 merchants as of June 30, 2023.

Card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
Interest Income
Interest income for the year ended June 30, 2023 increased by $157.3 million, or 30%, compared to the year ended June 30, 2022. Generally, interest income is correlated with changes in the average balance of loans held for investment, as we recognize interest on loans held for investment using the effective interest method over the life of the loan. The average balance of loans held for investment increased by 50% to $3.4 billion for the year ended June 30, 2023, compared to the same period in fiscal 2022. The increase in loans held for investment on our consolidated balance sheet was in response to the current market environment and our ability to allocate loans to warehouse credit facilities with better economic terms while optimizing cost of funds. As a result of the increase in loans held for investment on our consolidated balance sheet, interest income from interest-bearing loans increased by $195.2 million, or 53%, compared to the same period in 2022. This increase was partially due to our recent pricing initiatives, including the increase of the maximum APR for loans facilitated on our platform from 30% to 36% and the introduction of merchant-subsidized low APR loans (4% to 9.99%) as an alternative to monthly 0% APR programs.
Gain on Sale of Loans
Gain on sales of loans for the year ended June 30, 2023 decreased by $8.1 million, or 4%, compared to the same period in 2022. The decrease was partially driven by higher benchmark interest rates and a more conservative credit outlook, which impacted pricing terms for loan sales. The decrease was partially offset by an increase in loan sale volume to third-party loan buyers. We sold loans with a unpaid principal balance of $7.5 billion for the year ended June 30, 2023, compared to $7.1 billion for the year ended June 30, 2022.
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
With respect to fair value adjustments, we remeasure the fair value of servicing assets and liabilities each period and recognize the change in fair value in servicing income. We utilize a discounted cash flow approach to remeasure the fair value of servicing rights. Because we earn servicing income based on the outstanding principal balance of the portfolio, fair value adjustments are impacted by the timing and amount of loan repayments. As such, over the term of each loan portfolio sold, fair value adjustments for servicing assets will decrease servicing income and fair value adjustments for servicing liabilities will increase servicing income. We discuss our valuation methodology and significant Level 3 inputs for servicing assets and liabilities within Note 13. Fair Value of Financial Assets and Liabilities.
Servicing income for the year ended June 30, 2023 increased by $21.7 million, or 33%, compared to the same period in 2022. The increase was primarily due to the average unpaid principal balance of loans owned by third-party loan owners, which increased from $3.6 billion during the year ended June 30, 2022 to $4.5 billion during the year ended June 30, 2023. In addition to the increase in servicing income related to the unpaid principal balance of loans outstanding, we recognized a gain of $8.3 million related to changes in fair value of servicing assets and liabilities during the year ended June 30, 2023, an increase of $2.0 million, compared to the same period in 2022.

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
Loss on loan purchase commitment for the year ended June 30, 2023 decreased by $63.8 million, or 31%, compared to the same period in 2022. The decrease was due to a decrease in the volume of long-term 0% APR loans purchased from our originating bank partners compared to the prior period, which are purchased above fair market value. The difference between fair value and purchase price for our loans is generally correlated with the term length and APR of the loans. Additionally, as the percentage of our portfolio shifts towards more interest-bearing loans, loss on loan purchase commitment is expected to decrease as a percentage of the originated principal amount. During the year ended June 30, 2023, we purchased $1.4 billion, of long-term 0% APR loan receivables from our originating bank partners, which represented a decrease of $0.7 billion, or 33%, compared to the same period in 2022.
Provision for Credit Losses
Provision for credit losses generally represents the amount of expense required to maintain the allowance for credit losses on our consolidated balance sheet, which represents management’s estimate of future losses. In the event that our loans outperform expectation and/or we reduce our expectation of credit losses in future periods, we may release reserves and thereby reduce the allowance for credit losses, yielding income in the provision for credit losses. The provision is determined based on our estimate of expected future losses on loans originated during the period and held for investment on our balance sheet, changes in our estimate of future losses on loans outstanding as of the end of the period and the net charge-offs incurred in the period.
Provision for credit losses increased by $76.6 million, or 30%, for the year ended June 30, 2023 compared to the same period in 2022, driven by growth in the volume of loans held for investment and partially offset by improvements in the credit quality of loans outstanding. Loans held for investment as of June 30, 2023 was $4.4 billion, an increase of $1.9 billion, or 76% as compared to the same period in 2022. The allowance for credit losses as a percentage of loans held for investment decreased from 6.2% as of June 30, 2022 to 4.6% as of June 30, 2023, primarily driven by improvements in credit quality of loans outstanding and repayment trends.
Funding Costs
Funding costs consist of interest expense and the amortization of fees for certain borrowings collateralized by our loans including warehouse credit facilities and consolidated securitizations, sale and repurchase agreements collateralized by our retained securitization interests, and other costs incurred in connection with funding the purchases and originations of loans. Funding costs for a given period are driven by the average outstanding balance of funding debt and notes issued by securitization trusts as well as our contractual interest expense, net of the impact of any designated cash flow hedges.
Funding costs for the year ended June 30, 2023 increased by $113.3 million or 163%, compared to the same period in 2022. The increase was primarily due to higher benchmark interest rates and an increase of funding debt and notes issued by securitization trusts during the year ended June 30, 2023. The average total of funding debt from warehouses and securitizations for the year ended June 30, 2023 was $2.5 billion compared to $2.2 billion during the same period in 2022, an increase of $326.0 million, or 15%. The increase was also attributable to a larger volume of on-balance sheet loans being retained during the period. The average loan balance on-balance sheet was $3.4 billion for the year ended June 30, 2023, an increase of 53% compared to $2.2 billion during the same period in 2022.

Processing and Servicing
Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense, salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead.
Processing and servicing expense for the year ended June 30, 2023 increased by $99.5 million, or 63%, compared to the same period in 2022. This increase was primarily due to a $46.0 million, or 51%, increase in payment processing fees related to increased servicing activity and payment volume for the year ended June 30, 2023. Additionally, our platform fees increased by $30.8 million, or 290%, for the year ended June 30, 2023 due to an increase in our platform partner volume with a large enterprise partner. Third-party customer support and collections spend increased by $13.7 million, or 36%, compared to the same period in 2022 due to increased loan volume and transaction growth during the period.
Technology and Data Analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering, product, and credit and analytics employees, as well as the amortization of internally-developed software and technology intangible assets, and our infrastructure and hosting costs.
Technology and data analytics expense for the year ended June 30, 2023 increased by $197.2 million or 47%, compared to the same period in 2022. This increase is primarily driven by an increase of $100.4 million, or 39%, in stock-based compensation and payroll and personnel-related costs for the year ended June 30, 2023, compared to the same period in 2022, partially due to an increased average headcount as we continue to support our growth and technology platform, despite a reduction in force in connection with the 2023 Restructuring Plan . Additionally, amortization of internally-developed software and intangible assets increased by $70.8 million or 184%, compared to the same period in 2022, primarily as a result of an increase in the number of capitalized projects and our periodic reassessment of the remaining useful lives of those assets. Capitalized projects grew by 148% from approximately 270 projects as of June 30, 2022 to 660 projects as of June 30, 2023. Infrastructure and hosting costs increased by $20.6 million, or 23%, and data provider costs increased by $11.5 million, or 38%, for the year ended June 30, 2023, compared to the same period in 2022, due to increased capacity requirements of our technology platform driven by increases in active users and transactions per active consumer.
Sales and Marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, as well as costs of general marketing and promotional activities, promotional event programs, sponsorships, and allocated overhead.
Sales and marketing expense for the year ended June 30, 2023 increased by $105.9 million or 20%, compared to the same period in 2022. The increase was primarily driven by Amazon warrant expense which increased from $281.0 million for the year ended June 30, 2022 to $463.3 million for the year ended June 30, 2023, as fiscal 2023 was the first full year of the Amazon warrants vesting. The increase was partially offset by a $36.1 million, or 65%, decrease in brand and consumer marketing spend, as well as a decrease of $15.2 million, or 84%, in business-to-business marketing spend during the year ended June 30, 2023, compared to the same period in 2022, primarily due to a reduced number of paid brand marketing campaigns and brand partnerships. Additionally, the amortization of our commercial agreement with Shopify decreased by $26.4 million, or 42%, during the year ended June 30, 2023, compared to the same period in 2022 due to an amendment made in our partnership agreement, which extended the period of benefit over which we amortize the commercial agreement asset.
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

General and administrative expense for the year ended June 30, 2023 increased by $8.9 million or 2%, compared to the same period in 2022. The increase was primarily driven by a $28.5 million, or 7%, increase in payroll and personnel-related costs due to an increase in average headcount compared to the same period in 2022, despite a reduction in force in connection with the 2023 Restructuring Plan. The increase was partially offset by a $9.7 million, or 24%, decrease in professional service fees due to reduced spend related to acquisitions and international expansion programs. Additionally, recruitment costs decreased by $9.8 million, or 78%, in line with our restructuring and cost management plans.
Restructuring and Other
Restructuring and other for the year ended June 30, 2023 increased by $35.9 million compared to the same period in 2022. During the year ended June 30, 2023, we committed to a restructuring plan designed to manage our operating expenses in response to current macroeconomic conditions and ongoing business prioritization efforts. The associated restructuring charges during the year ended June 30, 2023 were approximately $35.9 million, which included expenditures of $29.7 million relating to employee severance and other employment termination benefits and $6.2 million of accelerated amortization expense due to a reduction of right-of-use lease assets resulting from our exiting leased office space. For further information on the associated restructuring liability, refer to Note 16. Restructuring and other in the notes to the consolidated financial statements in this Form 10-K.
Other (Expense) Income, net
Other (expense) income, net includes interest earned on our money market funds included in cash and cash equivalents and restricted cash, interest earned on securities available for sale, gains on derivative agreements driven by increases in fair value, amortization of convertible debt issuance cost as well as gains (losses) on extinguishment, revolving credit facility issuance costs, and fair value adjustments resulting from changes in the fair value of our contingent consideration liability, primarily driven by changes in the market price of our Class A common stock.
Other (expense) income, net increased by $70.4 million, or 50%, during the year ended June 30, 2023, compared to the same period in 2022. The increase is primarily driven by a gain of $89.8 million recognized on the early extinguishment of our convertible debt resulting from a repurchase of a portion of our 2026 Notes during the year ended June 30, 2023, as well as an increase of $65.9 million in interest income from cash and investments due to higher interest rates. The increase was partially offset by a gain of $8.2 million recognized on the change in fair value of the contingent consideration liability associated with our acquisition of PayBright, driven by changes in the value of our common stock, as compared to a gain of $89.3 million in the same period in 2022, a decrease of $81.1 million.
Income Tax Expense (Benefit)
The income tax benefit for the year ended June 30, 2023 decreased by $13.5 million, or 78%, compared to the same period in 2022. The tax benefit recognized for the year ended June 30, 2022 was primarily attributable to a change in our assessment of the future realization of certain Canadian deferred tax assets during the period, which resulted in a one-time income tax benefit for the release of all of the valuation allowance against our Canadian deferred tax assets.

Liquidity and Capital Resources

Sources and Uses of Funds
We maintain a capital-efficient model through a diverse set of funding sources. When we originate a loan directly or purchase a loan originated by our originating bank partners, we often utilize warehouse credit facilities with certain lenders to finance our lending activities or loan purchases. We sell the loans we originate or purchase from our originating bank partners to whole loan buyers and securitization investors through forward flow arrangements and securitization transactions, and earn servicing fees from continuing to act as the servicer on the loans. We proactively manage the allocation of loans on our platform across various funding channels based on several factors including, but not limited to, internal risk limits and policies, capital market conditions and channel economics. With rising interest rates and inflation, our excess funding capacity and committed and long-term relationships with a diverse group of existing funding partners help provide flexibility as we optimize our funding to support the growth in loan volume.
Our principal sources of liquidity are cash and cash equivalents, available for sale securities, available capacity from warehouse and revolving credit facilities, revolving securitizations, forward flow loan sale arrangements, and certain cash flows from our operations. As of June 30, 2023, we had $2.1 billion in cash and cash equivalents and available for sale securities, $2.1 billion in available funding debt capacity, excluding our purchase commitments from third party loan buyers, and $205.0 million in borrowing capacity available under our revolving credit facility.
The following table summarizes our cash, cash equivalents and investments in debt securities (in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents (1)	$892,027	$1,255,171
Investments in short-term debt securities (2)	915,003	1,295,811
Investments in long-term debt securities (2)	259,650	299,562
Cash, cash equivalent and investments in debt securities	$2,066,680	$2,850,544

(1)Cash and cash equivalents consist of checking, money market and savings accounts held at financial institutions and short term highly liquid marketable securities, including money market funds, government bonds, and other corporate securities purchased with an original maturity of three months or less.
(2)Securities available for sale at fair value primarily consist of certificates of deposits, corporate bonds, commercial paper, and government bonds. Short-term securities have maturities less than or equal to one year, and long-term securities range from greater than one year to less than five years.

Funding Debt
Our funding debt as of June 30, 2023 primarily include warehouse credit facilities and sale and repurchase agreements. A detailed description of each of our borrowing arrangements is included in Note 9. Debt in the notes to the consolidated financial statements. The following table summarizes our funding debt facilities as of June 30, 2023.

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2024	$500,000	$202,245
2025	1,213,170	563,350
2026	838,617	542,288
2027	—	—
2028	39,155	39,155
Thereafter	1,257,478	428,660
Total	$3,848,420	$1,775,698
U.S.
Our warehouse credit facilities allow us to borrow up to an aggregate of $3.3 billion, mature between 2024 and 2029 and subject to covenant compliance, generally permit borrowings up to 12 months prior to the final maturity date. As of June 30, 2023, we have drawn an aggregate of $1.4 billion on our warehouse credit facilities. As of June 30, 2023, we were in compliance with all applicable covenants in the agreements. Refer to Note 9. Debt in the notes to the consolidated financial statements for further details on our warehouse credit facilities.
International
We use various credit facilities to finance the origination of loan receivables in Canada. Similar to our U.S. warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by Canadian loan receivables pledged to the respective facility as collateral, mature between 2025 and 2029. As of June 30, 2023, the aggregate commitment amount of these facilities was $548.4 million on a revolving basis, of which $349.6 million was drawn. Refer to Note 9. Debt in the notes to the consolidated financial statements for further details on our other funding facilities.
Sale and Repurchase Agreements
We have various sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. These agreements have an initial term of three months and subject to mutual agreement by Affirm and the counterparty, we may enter into one or more repurchase date extensions, each for an additional three month term at market interest rates on such extension date. We had $11.0 million and $27.0 million in debt outstanding under our sale and repurchase agreements disclosed within funding debt on the consolidated balance sheets as of June 30, 2023 and June 30, 2022, respectively. Refer to Note 9. Debt in the notes to the consolidated financial statements for further details on our sale and repurchase agreements.
Other Funding Sources
Securitizations
In connection with asset-backed securitizations, we sponsor and establish trusts (deemed to be VIEs) to ultimately purchase loans facilitated by our platform. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. We consolidate securitization VIEs when we are deemed to be the primary beneficiary and therefore have the power to direct the activities that most significantly affect the VIEs’ economic performance and a variable interest that could potentially be significant to the VIE. Where we consolidate the securitization trusts, the loans held in the securitization trusts are included in loans held for investment, and the notes sold to third-party investors are recorded in notes issued by securitization trusts in the consolidated balance sheets. Refer to Note 10. Securitization and Variable Interest Entities in the notes to the consolidated financial statements for further details.
Revolving Credit Facility
In February 2022, we entered into a revolving credit agreement for a $165.0 million unsecured revolving credit facility, maturing on February 4, 2025, which was subsequently amended to increase the unsecured revolving commitments to $205.0 million. As of June 30, 2023, there are no borrowings outstanding under the facility. The facility contains certain covenants and restrictions, including certain financial maintenance covenants. As of June 30, 2023, we were in compliance with all applicable covenants in the agreements. Refer to Note 9. Debt in the notes to the consolidated financial statements for further details on our revolving credit facility.
Forward Flow Loan Sale Arrangements
We have forward flow loan sale arrangements that facilitates the sale of whole loans to counterparties. Forward flow arrangements are generally fixed term in nature, with term lengths ranging between one to three years, during which we periodically sell loans to our counterparties.
Cash Flows

The following table summarizes our cash flows for the periods presented:

	Year ended June 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$12,181	$(162,194)
Net cash used in investing activities	$(1,653,070)	$(2,011,338)
Net cash provided by financing activities	$1,349,945	$2,037,119
Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative expenses, technology and data analytics expenses, funding costs, processing and servicing costs, and sales and marketing expenses.
Cash provided by operating activities for the year ended June 30, 2023, was $12.2 million, an increase of $174.4 million from cash used in operating activities of $162.2 million for the year ended June 30, 2022. This reflects our net loss of $985.3 million, adjusted for non-cash charges of $967.4 million and net cash inflows of $30.1 million provided by changes in our operating assets net of operating liabilities.
Non-cash charges primarily consisted of: commercial agreement expense, which increased by $167.3 million primarily as a result of an increase of $182.3 million related to Amazon warrant expenses, partially offset by a decrease of $26.4 million related to amortization expense associated with our commercial agreement asset with Shopify, provision for credit losses, which increased by $76.6 million driven by growth in the volume of loans held for investment and partially offset by improvements in the credit quality of loans outstanding, stock-based compensation, which increased by $60.7 million driven by an increase in amortization of internally developed software and intangible assets primarily as a result of an increase in the number of capitalized projects, which increased by $81.9 million as a result of accelerated amortization related to property, equipment and software, and an adjustment in fair value of assets and liabilities of $85.9 million, primarily as a result of the gain of $8.2 million recognized based on a change in the fair value of the contingent consideration liability associated with our acquisition of PayBright, driven by changes in the market price of our common stock, as compared to a gain of $89.3 million in the same period in 2022, a decrease of $81.1 million . This was partially offset by a decrease due to a gain on early extinguishment of debt of $89.8 million related to the convertible note repurchases during the period.
Our net cash inflows resulting from changes in operating assets and liabilities increased by $40.0 million for the year ended June 30, 2023 compared to the same period in 2022. This change was primarily driven by net proceeds from the sale and purchase of loans of $165.1 million which increased by $135.7 million compared to the same period in 2022. We also purchased loans of $6.0 billion, which was offset by proceeds from loan sales of $6.2 billion.
Investing Activities
For the year ended June 30, 2023, net cash used in investing activities of $1.7 billion was primarily attributable to purchases and origination of loans held for investment of $13.6 billion, partially offset by repayments of loans and proceeds from sale of loans of $11.6 billion. During the period, we originated loans of $3.6 billion and purchased loans of $10.0 billion, representing a combined increase of $3.2 billion compared to the same period in 2022, due partly to continued growth in GMV. Loan repayments and sale of loans of $11.6 billion during the year ended June 30, 2023, represented an increase of $1.6 billion, compared to the same period in 2022, due in part to the shifting of the length of loan terms on our consolidated balance sheet netted off by higher average balance of loans held for investment compared to the same period in 2022. The additional offset during the year ended June 30, 2023 was related to the net proceeds from maturities of securities available for sale of $0.5 billion, representing an increase of $2.0 billion compared to the same period in 2022.
Financing Activities
For the year ended June 30, 2023, net cash provided by financing activities of $1.3 billion, was primarily attributable to net cash inflows from funding debt of $1.1 billion, and the issuance and repayment of notes and certificates issued by securitization trust of $0.5 billion, partially offset by net cash outflows related to the repayment of a portion of our convertible senior notes of $206.6 million. Additionally, we paid taxes related to RSU vesting of $73.8 million for the year ended June 30, 2023.

Contractual Obligations

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Funding debt	$1,775,698	$202,245	$1,105,638	$39,155	$428,660
Notes issued by securitization trusts	2,170,559	—	26,451	2,144,108	—
Operating lease commitments (1)	58,552	16,496	31,688	4,865	5,503
Purchase obligations (2)	659,166	96,765	201,306	192,143	168,952
Convertible senior notes (3)	1,425,900	—	—	1,425,900	—
Total	$6,089,875	$315,506	$1,365,083	$3,806,171	$603,115
(1)Operating lease amounts include minimum rental payments under our non-cancelable leases primarily for office facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases.
(2)Purchase obligations amounts include minimum purchase commitments for cloud computing web services entered into in the ordinary course of business.
(3)The 2026 Notes have an aggregated principal balance of $1,425.9 million and do not bear interest. The 2026 Notes mature on November 15, 2026.
The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in activities that are not reflected on our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated VIEs, including our sponsored securitization transactions, which we contractually service.

For off-balance sheet loan sales where servicing is the only form of continuing involvement, we could experience a loss if we were required to repurchase a loan due to a breach in representations and warranties associated with our loan sale or servicing contracts. For unconsolidated securitization transactions where Affirm is the sponsor and risk retention holder, Affirm could experience a loss of up to 5% of both the senior notes and residual certificates. As of June 30, 2023, the aggregate outstanding balance of loans held by third-party investors for off-balance sheet VIEs was $4.1 billion. In the unlikely event principal payments on the loans backing any off-balance sheet securitization are insufficient to pay holders of senior notes and residual certificates, including any retained interests held by Affirm, then any amounts the Company contributed to the securitization reserve accounts may be depleted. See Note 10. Securitization and Variable Interest Entities of the accompanying notes to our consolidated financial statements for more information.
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP and requires us to make certain estimates and judgments that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because certain of these accounting policies require significant judgment, our actual results may differ materially from our estimates. To the extent that there are differences between our estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations, and cash flows may be affected.
We evaluate our significant estimates on an ongoing basis. We believe the estimates, discussed below, have the greatest potential effect on our consolidated financial statements and are therefore deemed critical in understanding and evaluating our financial results. For further information, our significant accounting policies are described in Note 2. Summary of Significant Accounting Policies within the notes to the consolidated financial statements.
Loss on Loan Purchase Commitment and Loss on Loan Origination
We purchase certain loans from our originating bank partners that are processed through our platform that our originating bank partner puts back to us. In certain instances, our originating bank partners may originate loans with zero or below market interest rates that we are required to purchase. In these instances, we may be required to purchase the loan for a price in excess of the fair market value of such loans, which results in a loss. These losses are recognized as loss on loan purchase commitment in our consolidated statements of operations and comprehensive loss.
Similarly, we may originate certain loans via our wholly-owned subsidiaries, with zero or below market interest rates. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, resulting in a loss, which we record as a reduction to network revenue.
For both loans originated by our bank partners and loans originated through our subsidiaries, the loss is measured as the difference between the estimated fair value of the loan and the par amount of the loan at origination.
The fair value of a loan is estimated based on the present value of expected future cash flows, using both observable and unobservable inputs, including the expected timing and amount of losses, the discount rate, and the recovery rate. These inputs are based on historical performance of loans facilitated through our platform, as well as the consideration of market participant requirements. While our estimate reflects assumptions we believe a market participant would use to calculate fair value, significant judgment is required.
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

In estimating the allowance for credit losses, management utilizes a migration analysis of delinquent and current loan receivables. Migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through various stages of delinquency and to charge-off. The analysis focuses on the pertinent factors underlying the quality of the loan portfolio. These factors include historical performance, the age of the receivable balance, seasonality, customer credit-worthiness, changes in the size and composition of the loan portfolio, delinquency levels, bankruptcy filings and actual credit loss experience. We also take into consideration certain qualitative factors, in which we adjust our quantitative baseline using our best judgement to consider the inherent uncertainty regarding future economic conditions and consumer loan performance. For example, we consider the impact of current economic and environmental factors at the reporting date that did not exist over the period from which historical experience was used.

When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for credit losses. Loans are charged-off in accordance with our charge-

off policy, as the contractual principal becomes 120 days past due or meets other charge-off policy requirements. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations within the United States and Canada, and we are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and interest rates. Our market risk exposure is primarily the result of fluctuations in interest rates. Foreign currency exchange rates do not pose a material market risk exposure, as our current operations are primarily in the U.S.
Interest Rate Risk
Our securities available for sale at fair value as of June 30, 2023 included $1.2 billion of marketable debt securities with maturities greater than three months. An increase in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be significant.
Continued volatility in interest rates and inflation, which may persist longer than previously expected, may adversely impact our customers’ spending levels, and ability and willingness to pay outstanding amounts owed to us. Higher interest rates may lead to higher payment obligations on our future credit products but also for consumers’ other financial commitments, including their mortgages, credit cards, and other types of loans. Therefore, higher interest rates may lead to increased delinquencies, charge-offs, and allowances for loans and interest receivable, which could have an adverse effect on our operating results.
We rely on a variety of funding sources with varying degrees of interest rate sensitivities. Certain of our funding arrangements bear a variable interest rate. Given the fixed interest rates charged on the loans that we purchase from our originating bank partners or originate ourselves, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Additionally, certain of our loan sale agreements are repriced on a recurring basis using a mechanism tied to interest rates as well as loan performance. Increases in interest rates could reduce our loan sale economics. We also rely on securitization transactions, with notes typically bearing a fixed coupon. For future securitization issuances, higher interest rates could have several outcomes. For consolidated securitizations, higher interest rates may result in higher coupons paid and therefore higher funding costs. For transactions that are not consolidated, higher interest rates may impact overall deal economics which are a function of numerous transaction terms.
We maintain an interest rate risk management program which measures and manages the potential volatility of earnings that may arise from changes in interest rates. We use interest rate derivatives to mitigate the effects of changes in interest rates on our variable rate debt, which eliminates some, but not all, of the interest rate risk. Some of these contracts are designated as cash flow hedges for accounting purposes. For those contracts designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in other comprehensive income (loss) and is reclassified into funding costs in the same period the hedged transaction affects earnings. Factoring in the interest rate risk management program and the repricing of investment securities, as of June 30, 2023, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $40.0 million adverse impact on our cash flows associated with our market risk sensitive instruments over the next 12 months. This measure projects the changes in cash flows associated with all assets and liabilities, including derivatives, based on contractual market rate-based repricing conditions over a twelve-month time horizon. It considers forecasted business growth and anticipated future funding mix.
Credit Risk
We have credit risk primarily related to our consumer loans held for investment. We are exposed to default risk on both loan receivables purchased from our originating bank partners and loan receivables that are directly originated. The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions. To manage this risk, we utilize our proprietary underwriting models to make lending decisions, score, and price loans in a manner that we believe is reflective of the credit risk. Other credit levers, such as user limits and/or down payment requirements, are used to determine the likelihood of a consumer being able to pay.

To monitor portfolio performance, we utilize a wide range of internal and external metrics to review user and loan populations. Each week, management reviews performance for each customer segment, typically split by ITACs model score, financial product originated, age of loan, and delinquency status. Internal performance trendlines are measured against external factors such as unemployment, CPI, and consumer sentiment to determine what changes, if any, in risk strategy is warranted.

As of June 30, 2023 and June 30, 2022, we were exposed to credit risk on $4.4 billion and $2.5 billion, respectively, of loans held on our consolidated balance sheet. Loan receivables are diversified geographically. As of June 30, 2023 and June 30, 2022, approximately 11% and 12%, respectively, of loan receivables related to customers residing in the state of California, respectively. No other states or provinces exceeded 10%.

We are also exposed to credit risk in the event of nonperformance by the financial institutions holding our cash and the issuers of our cash equivalents and available for sale securities. We maintain our cash deposits and cash equivalents in highly-rated, federally-insured financial institutions in excess of federally insured limits. We manage this risk by conducting business with well-established financial institutions, diversifying our counterparties and having guidelines regarding credit rating and investment maturities to safeguard liquidity. Although, we are not substantially dependent on a single financing source and have not historically experienced any credit losses related to these financial institutions, since the beginning of March 2023, there have been public reports of instability at certain financial institutions. If multiple financing sources were to be unable to fulfill their funding obligations to us, it could have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AFFIRM HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Affirm Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Affirm Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended June 30, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 25, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The allowance for credit losses (ACL) is a material estimate of the Company and as of June 30, 2023, the total balance was $204.5 million. In estimating the ACL, management utilizes a migration analysis of delinquent and current loan receivables. The analysis focuses on the pertinent factors underlying the quality of the loan portfolio. These factors include historical performance, the age of the receivable balance, customer credit-worthiness, changes in the size and composition of the loan portfolio, delinquency levels, bankruptcy filings, and actual credit loss experience. Management also incorporates qualitative adjustments to the quantitative model to consider the inherent uncertainty regarding future economic conditions and consumer loan performance.

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
August 25, 2023
We have served as the Company's auditor since 2020.

AFFIRM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	June 30, 2023	June 30, 2022
Assets
Cash and cash equivalents	$892,027	$1,255,171
Restricted cash	367,917	295,636
Securities available for sale at fair value	1,174,653	1,595,373
Loans held for sale	76	2,670
Loans held for investment	4,402,962	2,503,561
Allowance for credit losses	(204,531)	(155,392)
Loans held for investment, net	4,198,431	2,348,169
Accounts receivable, net	199,085	142,052
Property, equipment and software, net	290,135	171,482
Goodwill	542,571	539,534
Intangible assets	34,434	78,942
Commercial agreement assets	177,672	263,196
Other assets	278,614	281,567
Total assets	$8,155,615	$6,973,792
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$28,602	$33,072
Payable to third-party loan owners	53,852	71,383
Accrued interest payable	13,498	6,659
Accrued expenses and other liabilities	180,883	237,598
Convertible senior notes, net	1,414,208	1,706,668
Notes issued by securitization trusts	2,165,577	1,627,580
Funding debt	1,764,812	672,577
Total liabilities	5,621,432	4,355,537
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 237,230,381 shares issued and outstanding as of June 30, 2023; 3,030,000,000 shares authorized, 227,255,529 shares issued and outstanding as of June 30, 2022	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 59,615,836 shares issued and outstanding as of June 30, 2023; 140,000,000 authorized, 60,109,844 shares issued and outstanding as of June 30, 2022	1	1
Additional paid in capital	5,140,850	4,231,303
Accumulated deficit	(2,591,247)	(1,605,902)
Accumulated other comprehensive loss	(15,423)	(7,149)
Total stockholders’ equity	2,534,183	2,618,255
Total liabilities and stockholders’ equity	$8,155,615	$6,973,792

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

	June 30, 2023	June 30, 2022
Assets of consolidated VIEs, included in total assets above
Restricted cash	$203,872	$164,530
Loans held for investment	4,151,606	2,179,026
Allowance for credit losses	(178,252)	(124,052)
Loans held for investment, net	3,973,354	2,054,974
Accounts receivable, net	8,196	8,195
Other assets	18,210	14,570
Total assets of consolidated VIEs	$4,203,632	$2,242,269
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$2,894	$2,897
Accrued interest payable	13,498	6,525
Accrued expenses and other liabilities	17,825	15,494
Notes issued by securitization trusts	2,165,577	1,627,580
Funding debt	1,656,400	514,033
Total liabilities of consolidated VIEs	3,856,194	2,166,529
Total net assets of consolidated VIEs	$347,438	$75,740

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	Year ended June 30,
	2023	2022	2021
Revenue
Merchant network revenue	$507,600	$458,511	$379,551
Card network revenue	119,338	100,696	49,851
Total network revenue	626,938	559,207	429,402
Interest income	685,217	527,880	326,417
Gain on sales of loans	188,341	196,435	89,926
Servicing income	87,489	65,770	24,719
Total revenue, net	$1,587,985	$1,349,292	$870,464
Operating expenses
Loss on loan purchase commitment	$140,265	$204,081	$246,700
Provision for credit losses	331,860	255,272	65,878
Funding costs	183,013	69,694	52,700
Processing and servicing	257,343	157,814	73,578
Technology and data analytics	615,818	418,643	249,336
Sales and marketing	638,280	532,343	182,190
General and administrative	586,398	577,493	383,749
Restructuring and other	35,870	—	—
Total operating expenses	2,788,847	2,215,340	1,254,131
Operating loss	$(1,200,862)	$(866,048)	$(383,667)
Other (expense) income, net	211,617	141,217	(59,703)
Loss before income taxes	$(989,245)	$(724,831)	$(443,370)
Income tax benefit	(3,900)	(17,414)	(2,343)
Net loss	$(985,345)	$(707,417)	$(441,027)
Other comprehensive income (loss)
Foreign currency translation adjustments	$(8,143)	$(5,900)	$7,046
Unrealized gain (loss) on securities available for sale, net	(882)	(8,022)	29
Unrealized gain on cash flow hedges	751	—	—
Net other comprehensive income (loss)	(8,274)	(13,922)	7,075
Comprehensive loss	$(993,619)	$(721,339)	$(433,952)
Per share data
Net loss per share attributable to common stockholders for Class A and Class B
Basic	$(3.34)	$(2.51)	$(2.78)
Diluted	$(3.34)	$(2.51)	$(2.94)
Weighted average common shares outstanding
Basic	295,343,466	281,704,041	158,367,923
Diluted	295,343,466	281,704,041	159,244,611

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares (1)	Amount
Balance as of June 30, 2020	122,115,971	$804,170	47,684,427	$—	$80,373	$(447,167)	$(302)	$(367,096)
Issuance of redeemable convertible preferred stock, net of issuance costs of $143	21,836,687	434,542	—	—	—	—	—	—
Conversion of convertible debt	4,444,321	88,559	—	—	(42,124)	—	—	(42,124)
Conversion of redeemable convertible preferred stock	(148,396,979)	(1,327,271)	148,396,979	2	1,327,269	(11)	—	1,327,260
Issuance of common stock upon initial public offering, net of issuance costs of $6,871	—	—	28,290,000	1	1,305,176	—	—	1,305,177
Issuance of common stock upon exercise of stock option	—	—	12,418,931	—	46,462	—	—	46,462
Issuance of common stock upon exercise of warrants	—	—	20,651,583	—	271,156	—	—	271,156
Issuance of common stock for acquisitions	—	—	9,167,515	—	331,498	—	—	331,498
Vesting of restricted stock units	—	—	2,878,060	—	—	—	—	—
Repurchases of common stock	—	—	(129,391)	—	(800)	—	—	(800)
Stock-based compensation	—	—	—	—	306,506	—	—	306,506
Tax withholding on stock-based compensation	—	—	—	—	(158,280)	—	—	(158,280)
Effects of adoption of new accounting standards	—	—	—	—	—	(9,980)	—	(9,980)
Deconsolidation of variable interest entity	—	—	—	—	—	(300)	—	(300)
Foreign currency translation adjustments	—	—	—	—	—	—	7,046	7,046
Unrealized loss on securities available for sale	—	—	—	—	—	—	29	29
Net loss	—	—	—	—	—	(441,027)	—	(441,027)
Balance as of June 30, 2021	—	$—	269,358,104	$3	$3,467,236	$(898,485)	$6,773	$2,575,527
Issuance of common stock upon exercise of stock option	—	—	13,565,397	—	69,876	—	—	69,876
Issuance of common stock in acquisitions	—	—	488,097	—	42,109	—	—	42,109
Issuance of common stock, employee share purchase plan	—	—	149,137	—	3,613	—	—	3,613
Vesting of restricted stock units	—	—	3,815,156	—	—	—	—	—
Vesting of warrants for common stock	—	—	—	—	388,208	—	—	388,208
Repurchases of common stock	—	—	(10,518)	—	(86)	—	—	(86)
Stock-based compensation	—	—	—	—	445,525	—	—	445,525
Tax withholding on stock-based compensation	—	—	—	—	(185,178)	—	—	(185,178)
Foreign currency translation adjustments	—	—	—	—	—	—	(5,900)	(5,900)
Unrealized loss on securities available for sale	—	—	—	—	—	—	(8,022)	(8,022)
Net loss	—	—	—	—	—	(707,417)	—	(707,417)
Balance as of June 30, 2022	—	$—	287,365,373	$3	$4,231,303	$(1,605,902)	$(7,149)	$2,618,255

(1)The share amounts listed above combine common stock, Class A common stock and Class B common stock.

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF REDEEMABLE CONVERTIBLE PREFERRED STOCK AND
STOCKHOLDERS’ EQUITY, CONT.
(in thousands, except share amounts)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares (1)	Amount
Balance as of June 30, 2022	—	$—	287,365,373	$3	$4,231,303	$(1,605,902)	$(7,149)	$2,618,255
Issuance of common stock upon exercise of stock options	—	—	947,792	—	4,593	—	—	4,593
Issuance of common stock in acquisition	—	—	—	—	13,674	—	—	13,674
Issuance of common stock, employee share purchase plan	—	—	954,475	—	11,482	—	—	11,482
Forfeiture of common stock related to acquisitions	—	—	(258,905)	—	—	—	—	—
Vesting of restricted stock units	—	—	7,849,919	—	—	—	—	—
Vesting of warrants for common stock	—	—	—	—	421,934	—	—	421,934
Repurchases of common stock	—	—	(12,437)	—	(109)	—	—	(109)
Stock-based compensation	—	—	—	—	531,817	—	—	531,817
Tax withholding on stock-based compensation	—	—	—	—	(73,844)	—	—	(73,844)
Foreign currency translation adjustments	—	—	—	—	—	—	(8,143)	(8,143)
Unrealized loss on securities available for sale	—	—	—	—	—	—	(882)	(882)
Unrealized gain on cash flow hedges	—	—	—	—	—	—	751	751
Net loss	—	—	—	—	—	(985,345)	—	(985,345)
Balance as of June 30, 2023	—	$—	296,846,217	$3	$5,140,850	$(2,591,247)	$(15,423)	$2,534,183

(1)The share amounts listed above combine common stock, Class A common stock and Class B common stock.

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended June 30,
	2023	2022	2021
Cash flows from operating activities
Net loss	$(985,345)	$(707,417)	$(441,027)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	331,860	255,272	65,878
Amortization of premiums and discounts on loans, net	(141,075)	(171,965)	(90,371)
Gain on sales of loans	(188,341)	(196,435)	(89,926)
Extinguishment of convertible debt	(89,841)	—	—
Changes in fair value of assets and liabilities	(15,883)	(101,789)	57,285
Amortization of commercial agreement assets	85,524	96,737	69,103
Amortization of debt issuance costs	20,535	16,152	6,416
Amortization of discount on securities available for sale	(36,060)	2,192	—
Commercial agreement warrant expense	421,934	254,679	—
Stock-based compensation	451,709	390,983	292,507
Depreciation and amortization	134,634	52,722	19,979
Impairment of right of use assets	1,244	362	11,544
Other	(8,825)	(73,154)	5,129
Change in operating assets and liabilities:
Purchases of loans held for sale	(6,009,361)	(5,552,662)	(2,640,734)
Proceeds from the sale of loans held for sale	6,174,447	5,582,035	2,594,835
Accounts receivable, net	(67,690)	(62,700)	(22,934)
Other assets	(14,466)	(15,021)	(209,139)
Accounts payable	(5,038)	(24,686)	32,223
Payable to third-party loan owners	(17,531)	21,304	25,082
Accrued interest payable	7,915	3,907	1,395
Accrued expenses and other liabilities	(38,165)	67,290	119,625
Net cash provided by (used in) operating activities	12,181	(162,194)	(193,130)
Cash flows from investing activities
Purchases and origination of loans held for investment	(13,586,251)	(10,362,048)	(5,897,252)
Proceeds from the sale of loans held for investment	1,582,501	1,898,607	824,011
Principal repayments and other loan servicing activity	10,028,452	8,121,583	4,324,618
Acquisition, net of cash and restricted cash acquired	(16,051)	(5,999)	(222,433)
Purchases of intangible assets	—	(25,415)	—
Additions to property, equipment and software	(120,775)	(86,290)	(20,252)
Purchases of securities available for sale	(1,082,147)	(1,841,380)	—
Proceeds from maturities and repayments of securities available for sale	1,537,495	311,035	—
Other investing cash inflows/(outflows)	3,706	(21,431)	(30,725)
Net cash used in investing activities	(1,653,070)	(2,011,338)	(1,022,033)
Cash flows from financing activities
Proceeds from funding debt	6,894,971	4,101,134	2,942,254
Proceeds from issuance of convertible debt, net	—	1,704,300	—
Proceeds from issuance of notes and residual trust certificates by securitization trusts	1,150,000	999,394	1,395,879
Proceeds from initial public offering, net	—	—	1,305,176
Principal repayments of funding debt	(5,801,531)	(4,090,562)	(3,165,103)
Principal repayments of notes issued by securitization trusts	(606,299)	(552,046)	(210,368)
Payment of debt issuance costs	(22,443)	(13,751)	(12,499)
Extinguishment of convertible debt	(206,567)	—	—
Proceeds from exercise of common stock options and warrants and contributions to ESPP	15,768	73,914	47,042
Payments of tax withholding for stock-based compensation	(73,845)	(185,178)	(158,280)
Repurchases of common stock	(109)	(86)	(800)
Proceeds from issuance of redeemable convertible preferred stock, net	—	—	434,542
Repurchases and conversion of redeemable convertible preferred stock	—	—	(13)
Net cash provided by financing activities	1,349,945	2,037,119	2,577,830
Effect of exchange rate changes on cash, cash equivalents and restricted cash	81	(5,412)	1,837
Net increase (decrease) in cash, cash equivalents and restricted cash	(290,863)	(141,825)	1,364,504
Cash, cash equivalents and restricted cash, beginning of period	1,550,807	1,692,632	328,128
Cash, cash equivalents and restricted cash, end of period	$1,259,944	$1,550,807	$1,692,632
The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(in thousands)

	Year ended June 30,
	2023	2022	2021
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	892,027	1,255,171	1,466,558
Restricted cash	367,917	295,636	226,074
Total cash, cash equivalents and restricted cash	$1,259,944	$1,550,807	$1,692,632

	Year ended June 30,
	2023	2022	2021
Supplemental disclosures of cash flow information
Cash payments for interest expense	$163,191	$51,524	$41,690
Cash paid for operating leases	16,354	15,561	13,215
Cash paid for income taxes	808	220	219
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$80,108	$54,542	$13,999
Issuance of common stock in connection with settlement of contingent consideration liability	13,674	32,109	—
Securities retained under unconsolidated securitization transactions	—	54,997	—
Issuance of common stock in connection with acquisition	—	10,000	331,498
Right of use assets obtained in exchange for operating lease liabilities	494	4,604	78,421
Additions to property and equipment included in accrued expenses	—	107	6
Conversion of redeemable convertible preferred stock	—	—	1,327,271
Issuance of warrants in exchange for commercial agreement	—	—	270,579
Conversion of convertible debt	—	—	88,559
Acquisition of commercial agreement asset	—	—	25,900

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.   Business Description

Affirm Holdings, Inc. (“Affirm,” the “Company,” “we,” “us,” or “our”), headquartered in San Francisco, California, provides consumers with a simpler, more transparent, and flexible alternative to traditional payment options. Our mission is to deliver honest financial products that improve lives. Through our next-generation commerce platform, agreements with originating banks, and capital markets partners, we enable consumers to confidently pay for a purchase over time, with terms ranging up to 60 months. When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model, and once approved, the consumer selects their preferred repayment option. Loans are directly originated or funded and issued by our originating bank partners.

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

Our VIE variable interests arise from contractual, ownership, or other monetary interests in the entity, which changes with fluctuations in the fair value of the entity’s net assets. We consolidate a VIE when we are deemed to be the primary beneficiary. We assess whether or not we are the primary beneficiary of a VIE on an ongoing basis.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Material estimates that are particularly susceptible to significant change relate to determination of the allowance for credit losses, capitalized internal-use software development costs, valuation allowance for deferred tax assets, loss on loan purchase commitment, the fair value of servicing assets and liabilities, discount on self-originated loans, the fair value of assets acquired and any contingent consideration transferred in business combinations, the evaluation for impairment of intangible assets and goodwill, the fair value of available for sale debt securities including retained interests in our securitization trusts, the fair value of residual certificates issued by our securitization trusts held by third parties, and stock-based compensation, including the fair value of warrants issued to nonemployees. We base our estimates on historical experience, current events, and other factors we believe to be reasonable under the circumstances. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results will be materially affected.

These estimates are based on information available as of the date of the consolidated financial statements; therefore, actual results could differ materially from those estimates.

Immaterial Correction of Prior Period Amounts

Subsequent to the issuance of our financial statements included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which was filed with the SEC on September 17, 2021, we identified understatements in certain prior period amounts related to stock-based compensation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of checking, money market and savings accounts held at financial institutions and short term highly liquid marketable securities, including money market funds, government and agency securities, and other corporate securities purchased with an original maturity of three months or less.

Restricted Cash

Restricted cash consists primarily of: (i) deposits restricted by standby letters of credit for office leases and certain commercial agreements; (ii) funds held in accounts as collateral for our originating bank partners; (iii) servicing funds held in accounts contractually restricted by agreements with warehouse credit facilities, securitization trusts, and third-party loan owners; and (iv) pledged cash collateral requirements for certain derivative agreements. Our ability to withdraw funds is restricted by contractual provisions under the applicable agreements.

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

Loans Held for Sale

We sell certain loans to third-party loan buyers and securitization trusts. A loan is initially classified as held for sale when the loan is identified as for sale to a third party loan buyer or to be sold to a securitization trust that is anticipated to be off balance sheet. Loans classified as held for sale are recorded at the lower of amortized cost or fair value. A loan that is initially designated as held for sale or held for investment may be reclassified when our intent for that loan changes. When a loan held for investment is reclassified to held for sale and reported at fair value, any allowance for the credit loss related to that loan is released and any fair value adjustment to record the loan at the lower of amortized cost or fair value is recorded. Our loans designated as held for sale are generally sold within one to three days of the balance sheet date. Fair value adjustments were not material for loans designated as held for sale as of June 30, 2023 and June 30, 2022.

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

When the requirements for sale accounting are met, we record the gain or loss on the sale of a loan at the sale date in an amount equal to the proceeds received less the carrying value of the loan, adjusted for initial recognition of assets obtained and liabilities incurred at the date of sale.

Upon the sale of a loan to a third-party loan buyer or unconsolidated securitization trust in which we retain servicing rights, we may recognize a servicing asset or liability. A servicing asset or liability arises when our contractual servicing fee with a counterparty differs from the adequate compensation rate that would be required by a third party to service the same portfolio of assets, as defined by ASC 860. Servicing assets and liabilities are measured and recorded at fair value and are presented as a component of other assets or accrued expenses and other liabilities, respectively. The recognition of a servicing asset results in a corresponding increase to the gain on sales of loans. The recognition of a servicing liability results in a corresponding decrease to gain on sales of loans. The servicing rights are remeasured at fair value each period, with the subsequent adjustment recognized in servicing income.

In connection with the sale of a loan to a third-party loan buyer or unconsolidated securitization trust we may also recognize a recourse liability in accordance with ASC 460, “Guarantees” (“ASC 460”) as in certain circumstances we may become required to re-purchase loans from third-party investors due to breaches in representations and warranties. The recognition of a recourse liability results in a corresponding decrease to gain on sales of loans. The recourse liability is amortized over the loan term and remeasured each period based on the outstanding loan balance and changes in our expectation of future repurchase obligations. Subsequent remeasurement of the recourse liability is recognized in other income (expense), net on the consolidated statement of operations and comprehensive loss.

Allowance for Credit Losses on Loans Held for Investment

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

In estimating the allowance for credit losses, management utilizes a migration analysis of delinquent and current loan receivables. Migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through various stages of delinquency and to charge-off. The analysis focuses on the pertinent factors underlying the quality of the loan portfolio. These factors include historical performance, the age of the receivable balance, seasonality, customer credit-worthiness, changes in the size and composition of the loan portfolio, delinquency levels, bankruptcy filings and actual credit loss experience. We also take into consideration certain qualitative factors where we adjust our quantitative baseline using our best judgment to consider the inherent uncertainty regarding future economic conditions and consumer loan performance. For example, the Company considers the impact of current economic factors at the reporting date that did not exist over the period from which historical experience was used. As of June 30, 2023, we have considered the impact of Federal Reserve monetary policy, labor market trends, inflation, consumer sentiment, and the end of the student loan repayment pause.

When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for credit losses. Loans are charged-off in accordance with our charge-off policy, as the contractual principal becomes 120 days past due or meets other charge-off policy requirements. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses. Refer to Note 4. Loans Held for Investment and Allowance for Credit Losses for more information.

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, affiliate network partners and servicing fees due from third-party loan owners. For each of these groups, we evaluate accounts receivable to determine management’s current estimate of expected credit losses based on historical experience and future expectations and record an allowance for credit losses. Our allowance for credit losses with respect to accounts receivable was $12.9 million and $13.9 million as of June 30, 2023 and June 30, 2022, respectively.

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

Property, equipment and software is tested for impairment when there is an indication that the carrying value of the asset group it belongs to may not be recoverable. This would occur if the undiscounted cash flows estimated to be generated by an asset group are less than its carrying value. When an asset group is determined not to be recoverable, the impairment is measured based on the excess, if any, of the carrying value of the asset group over its respective fair value and recorded in the period the determination is made.

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

Identifiable intangible assets include developed technology, merchant relationships, assembled workforce, and trade names resulting from acquisitions, including asset acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated economic lives on a straight-line basis. Acquired intangible assets are presented net of accumulated amortization on the consolidated balance sheets. We review the carrying amounts of intangible assets for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. We measure the recoverability of the asset group by comparing its carrying amount to the future undiscounted cash flows we expect the asset group to generate. If we consider the asset group to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset group exceeds its fair value. In addition, we periodically evaluate the estimated remaining useful lives of long-lived intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization.

Leases

We determine whether an arrangement is a lease for accounting purposes at contract inception. For operating leases, we record a right-of-use asset (“ROU”) within other assets in our consolidated balance sheets, which represents our right to use an underlying asset for the lease term. A corresponding lease liability, which represents our obligation to make lease payments arising from the lease, is recorded in accrued expenses and other liabilities in our consolidated balance sheets.

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

Funding Debt and Debt Issuance Costs

To finance loans we originate directly or that we purchase from our originating bank partners, we borrow from various lenders through collateralized funding arrangements, which include our warehouse credit facilities secured by pledged loans and sale and repurchase agreements secured by pledging certain retained interests in our off balance sheet securitizations. These borrowings are carried at amortized cost. Costs incurred in connection with borrowings, such as banker fees, commitment fees and legal fees, are classified as deferred debt issuance costs. We defer these costs and amortize them on a straight-line basis over the expected term of the debt. Interest payments and amortization of debt issuance costs incurred on funding debt is presented as funding costs in the consolidated statements of operations and comprehensive loss. Unamortized debt issuance costs are presented as a reduction of the associated debt.

Notes Issued by Securitization Trusts

In connection with our asset-backed securitization program, we sponsor and establish trusts (deemed to be VIEs) to ultimately purchase loans facilitated by our platform. Where we consolidate the securitization trusts, the loans held in the securitization trusts are included in loans held for investment, and the notes sold to third-party investors are recorded in notes issued by securitization trusts in the consolidated balance sheets. We defer and amortize note issuance costs, including banker fees, legal fees and other professional service fees, for consolidated securitization trusts on a straight-line basis over the expected life of the notes. Interest payments and amortization of note issuance costs incurred is presented as funding costs in the consolidated statements of operations and comprehensive loss. Unamortized note issuance costs are presented as a reduction of the associated notes.

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

Fair Value of Assets and Liabilities

ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value, establishes a framework for measuring fair value under U.S. GAAP, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that use, as inputs, observable market-based parameters to the greatest extent possible.

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

Revenue Recognition

Our revenue consists of five components: merchant network revenue, card network revenue, interest income, gain on sale of loans and servicing income. Refer to Note 3.  Revenue for additional information.

Loss on Loan Purchase Commitment

We purchase certain loans from our originating bank partners that are processed through our platform that our originating bank partner puts back to us. Under the terms of the agreements with our originating bank partners, we are generally required to pay the principal amount plus accrued interest for such loans and fees. In certain instances, our originating bank partners may originate loans with zero or below market interest rates that we are required to purchase. In these instances, we may be required to purchase the loan for a price in excess of the fair market value of such loans, which results in a loss. These losses are recognized as loss on loan purchase commitment in our consolidated statements of operations and comprehensive loss. These costs are incurred on a per loan basis.

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

Sales and Marketing Costs

Sales and marketing costs include the expense related to warrants and other share-based payments granted to our enterprise partners. See Note 6. Balance Sheet Components for more information on these arrangements. Sales and marketing costs also include salaries and personnel-related costs, as well as costs of marketing and promotional activities, promotional event programs, sponsorships, and allocated overhead. A portion of these costs related to general marketing and promotional activities are considered advertising costs within the meaning of ASC Topic 720, “Other Expenses” (“ASC 720”), and are expensed as incurred. Advertising costs totaled $22.6 million, $74.0 million and $48.1 million for the years ended June 30, 2023, 2022, and 2021, respectively.

Derivative Instruments

We use derivative financial instruments (“derivatives”) to manage exposure to variable interest rates. Our primary objective in holding derivatives is to reduce the volatility in cash flows associated with our funding activities arising from changes in interest rates. We do not employ derivatives for trading or speculative purposes.

We use a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risk associated with variable interest rates. ASC Topic 815 “Derivatives and Hedging” (“ASC 815”) requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position at fair value. In accordance with ASC 815, we designate certain derivative instruments as cash flow hedges, while others are not designated as hedges. Certain of our derivative agreements provide for netting arrangements for contracts that settle with the same counterparty, however, we do not offset assets and liabilities under these arrangements for financial statement presentation purposes. As such, the fair values are presented gross within other assets and accrued expenses and other liabilities. Offsetting collateral received by or paid to the counterparty is presented gross within accrued expenses and other liabilities or other assets, as applicable, on the consolidated balance sheet.

Cash Flow Hedges

We have interest rate swaps designated as cash flow hedges in order to mitigate our exposure to changes in interest rates on our variable rate warehouse funding debt. Swaps that qualify as cash flow hedges are documented and designated as such when we enter into the contracts. In accordance with our risk management policies, we structure our hedges with terms similar to that of the item being hedged. At inception of the hedge accounting relationship and on a quarterly basis, we formally assess whether derivatives designated as cash flow hedges are highly effective in offsetting changes to the forecasted cash flows of the hedged items.

If the cash flow hedges are deemed to be highly effective, the gain or loss on the cash flow hedges are recorded in other comprehensive income (loss) (“OCI”) and reclassified into earnings when the hedged cash flows are recognized in funding costs within the consolidated statements of operations and comprehensive income. The amount that is reclassified into earnings is presented in the consolidated statements of operations and comprehensive loss within funding costs, the same line item in which the hedged transaction is recognized.

Derivatives Not Designated as Hedges

We have interest rate caps and interest rate swaps that are not designated as hedging instruments. We enter into these contracts to manage interest rate risk. Any changes in the fair value of these financial instruments are reflected in other (expense) income, net, on the consolidated statements of operations and comprehensive loss.

See Note 12. Derivative Financial Instruments for additional information on our derivative assets and liabilities

Stock-Based Compensation

We account for stock-based compensation expense in accordance with the fair value recognition and measurement provisions of U.S. GAAP, which requires compensation cost for the grant date fair value of stock-based awards to be recognized over the requisite service period. We have elected to estimate the expected forfeiture rate for service-based awards and only recognize expense for those stock-based awards expected to vest. We estimate the forfeiture rate based on our historical experience with stock-based awards that are granted and forfeited prior to vesting.

The fair value of stock-based awards, granted or modified, is determined on the grant date (or modification or acquisition dates, if applicable) at fair value, using appropriate valuation techniques.

Service-Based Awards

We record stock-based compensation expense for service-based stock options and restricted stock units (“RSUs”) on a straight-line basis over the requisite service period, which is generally one to four years. The fair value of each RSU is equal to the closing stock price on the date of grant. The fair value of each option on the date of grant is determined using the Black Scholes-Merton option pricing model using the single-option award approach. We estimate volatility using a weighted average of our historical volatility and the historical volatility of selected comparable publicly-traded companies due to the limited time period of historical market data for our common stock. The risk-free interest rate is determined using a U.S. Treasury rate for the period that coincides with the expected term of the award. We use the simplified method to determine an estimate of the expected term of an employee stock option.

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

Market-Based Awards

We have granted stock option awards with service-based, performance-based, and market-based vesting conditions. We determined the grant date fair value of these awards by utilizing a Monte Carlo simulation model that incorporates the probability of achievement of the market-based conditions. The Monte Carlo simulation also incorporates assumptions including expected stock price volatility, expected term, and risk-free interest rates. We estimated the volatility of common stock on the date of grant based on the weighted-average historical stock price volatility of comparable publicly-traded companies in our industry group. We estimated the expected term of the award based on various exercise scenarios. The risk-free interest rate was determined using a U.S. Treasury rate for the period that coincides with the expected term of the award.

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

We calculate diluted net loss per share attributable to common stockholders by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding in each class, after giving consideration to the dilutive effect of our stock options, restricted stock units, employee stock purchase plan shares, convertible debt and common stock warrants that are outstanding during the period. We have generated a net loss in all periods presented, and therefore, the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

Recently Adopted Accounting Standards

Financial Instruments - Credit Losses

    In March 2022, the FASB issued Accounting Standards Update (“ASU”) 2022-02, “Financial Instruments— Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosure” which addresses areas identified by the FASB as part of its post-implementation review of the current expected credit losses model or “CECL” previously issued in ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326)”. The amendments in this ASU eliminate the accounting guidance for troubled debt restructurings by creditors while enhancing the disclosure requirements for loan refinancing and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases in the vintage disclosures. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted if an entity has adopted ASU 2016-13.

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

3.   Revenue

The following table presents the company’s revenue disaggregated by revenue source (in thousands):

	Year ended June 30,
	2023	2022	2021
Merchant network revenue	$507,600	458,511	379,551
Card network revenue	119,338	100,696	49,851
Interest income	685,217	527,880	326,417
Gain on sales of loans	188,341	196,435	89,926
Servicing income	87,489	65,770	24,719
Total revenue, net	$1,587,985	$1,349,292	$870,464

Merchant Network Revenue — Revenue from Contracts with Customers

Merchant network revenue consists of merchant fees. Merchant partners (or integrated merchants) are generally charged a fee based on GMV processed through the Affirm platform. The fees vary depending on the individual arrangement between us and each merchant and on the terms of the product offering. The fee is recognized at the point in time the merchant successfully confirms the transaction, which is when the terms of the executed merchant agreement are fulfilled.

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

Our service comprises a single performance obligation to merchants to facilitate transactions with consumers. From time to time, we offer merchants incentives to promote our platform to their customers, such as fee reductions or rebates. These amounts are recorded as a reduction to merchant network revenue.

We may originate certain loans via our wholly-owned subsidiaries, with zero or below market interest rates. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, resulting in a loss on loan origination, which we record as a reduction to network revenue. In certain cases, the losses incurred on loans originated for a merchant may exceed the total network revenue earned on those loans. We record the excess loss amounts as a sales and marketing expense.

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

For the years ended June 30, 2023 and 2022, there were no merchants that exceeded 10% of total revenue. For the year ended 2021, approximately 20% of total revenue was driven by one merchant.

Card Network Revenue — Revenue from Contracts with Customers

We have agreements with card-issuing partners to facilitate the issuance of physical and virtual debit cards to be used by consumers at checkout. Consumers can apply at Affirm.com or via the Affirm app and, upon approval, receive a single-use virtual card to use digitally online or in-store. The debit card is funded at the time a transaction is authorized using cash held by the card-issuing partner in a reserve fund. Eligible consumers can also use a debit card issued by a card-issuing partner to pay in full, debited from their bank account, or pay later, by using a unique post-purchase feature that allows them to instantly convert any eligible debit transaction into an installment loan. Where applicable, our originating bank partner, or wholly-owned subsidiaries, then originates a loan to the consumer after the transaction is confirmed by the merchant. The merchant is charged interchange fees for each successful debit card transaction, and a portion of this revenue is shared with us by our card-issuing partners.

Merchants may also elect to utilize our agreement with card-issuing partners as a means of integrating Affirm services. Similarly, for these arrangements with integrated merchants, the merchant is charged interchange fees for each successful debit card transaction and a portion of this revenue is shared with us. From time to time, we offer certain integrated merchants promotional incentives to promote our platform to their customers, such as rebates of interchange fees incurred by the merchant. These amounts are recorded as a reduction of card network revenue.

Our contracts with our card-issuing partners are defined at the transaction level and do not extend beyond the service already provided. The revenue collected from card-issuing partners for each transaction are determined as a percentage of the interchange fees charged on transactions facilitated on the payment processor network, and revenue is recognized at the point in time the transaction is completed successfully. The amounts collected are presented in revenue, net of associated transaction-related processing fees paid to our card-issuing partners. We have concluded that the revenue collected does not give rise to a future material right because the pricing of each transaction does not depend on the volume of prior successful transactions. We do not have any capitalized contract costs, and do not carry any material contract balances.

Our service comprises a single performance obligation to the card-issuing partner to facilitate transactions with consumers.

A portion of card network revenue relates to incentive payments from card network partners, which we are eligible to receive for reaching certain cumulative volume targets on program cards issued by the issuer processors. We earn incentive revenue as a percentage of each associated transaction and estimate the applicable percentage based on observed cumulative volume on program cards. Revenue is recognized at the point in time when the performance obligation has been fulfilled, which is when the transaction is completed successfully.

Interest Income

Interest income consisted of the following components (in thousands):

	Year ended June 30,
	2023	2022	2021
Contractual interest income on unpaid principal balance	$561,192	365,993	237,526
Amortization of discount on loans	158,703	185,050	101,078
Amortization of premiums on loans	(17,628)	(13,085)	(9,018)
Interest receivable charged-off, net of recoveries	(17,050)	(10,078)	(3,169)
Total interest income	$685,217	$527,880	$326,417
We accrue interest income using the effective interest method, which includes the amortization of any discounts or premiums on loan receivables created upon the purchase of a loan from our originating bank partners or upon the origination of a loan. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of June 30, 2023, June 30, 2022, and June 30, 2021, the balance of loans held for investment on non-accrual status was $1.8 million, $1.7 million, and $1.1 million, respectively.

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

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	June 30, 2023	June 30, 2022
Unpaid principal balance	$4,451,324	$2,516,733
Accrued interest receivable	41,079	20,697
Premiums on loans held for investment	7,135	8,911
Less: Discount due to loss on loan purchase commitment	(51,190)	(20,692)
Less: Discount due to loss on directly originated loans	(45,145)	(20,443)
Less: Fair value adjustment on loans acquired through business combination	(241)	(1,645)
Total loans held for investment	$4,402,962	$2,503,561

Loans held for investment includes loans originated through our originating bank partners and directly originated loans. The majority of the loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $16.2 billion, $12.1 billion, and $7.9 billion for the years ended June 30, 2023, 2022, and 2021, respectively. We directly originated $3.7 billion, $3.3 billion, and $0.6 billion of loans for the years ended June 30, 2023, 2022, and 2021, respectively.

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

The following table presents an analysis of the credit quality, by ITACs score, of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination on loans held for investment and loans held for sale as of June 30, 2023 (in thousands):

June 30, 2023
	Amortized Costs Basis by Fiscal Year of Origination
	2023	2022	2021	2020	2019	Prior	Total
96+	$2,628,060	$39,428	$18,910	$3,439	$9	$1	$2,689,847
94 – 96	1,104,553	7,755	439	77	6	2	1,112,832
90 – 94	133,940	3,116	26	2	4	—	137,088
<90	13,363	1,623	4	2	—	—	14,992
No score(1)	335,690	59,204	11,562	489	252	9	407,206
Total amortized cost basis	$4,215,606	$111,126	$30,941	$4,009	$271	$12	$4,361,965

(1)This balance represents loan receivables in markets without sufficient data currently available for use by the Affirm scoring methodology including loan receivables originated in Canada.

The following table presents net charge-offs by fiscal year of origination for the year ended June 30, 2023 (in thousands):

	Net Charge-offs by Fiscal Year of Origination
	2023	2022	2021	2020	2019	Prior	Total
Current period charge-offs	(119,520)	(173,345)	(6,482)	(586)	(89)	(36)	(300,058)
Current period recoveries	5,997	17,719	4,653	1,259	794	587	31,009
Current period net charge-offs	$(113,523)	$(155,626)	$(1,829)	$673	$705	$551	$(269,049)

The following table presents an analysis of the credit quality, by ITACS score, of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination on loans held for investment and loans held for sale as of June 30, 2022 (in thousands):

June 30, 2022
	Amortized Costs Basis by Fiscal Year of Origination
	2022	2021	2020	2019	2018	Prior	Total
96+	$1,218,104	$122,503	$33,458	$157	$1	$—	$1,374,223
94 – 96	620,403	11,240	773	13	2	—	632,431
90 – 94	220,056	3,886	6	4	—	—	223,952
<90	44,300	135	2	—	—	—	44,437
No score(1)	186,044	20,554	3,368	444	79	2	210,491
Total amortized cost basis	$2,288,907	$158,318	$37,607	$618	$82	$2	$2,485,534

(1)This balance represents loan receivables in markets without sufficient data currently available for use by the Affirm scoring methodology including loan receivables originated in Canada.

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

	June 30, 2023	June 30, 2022
Non-delinquent loans	$4,183,248	$2,322,919
4 – 29 calendar days past due	92,876	77,963
30 – 59 calendar days past due	36,399	34,669
60 – 89 calendar days past due	28,171	26,919
90 – 119 calendar days past due(1)	21,271	23,064
Total amortized cost basis	$4,361,965	$2,485,534

(1)Includes $20.9 million and $22.7 million of loan receivables as of June 30, 2023 and June 30, 2022, respectively, that are 90 days or more past due, but are not on nonaccrual status.

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

The following table details activity in the allowance for credit losses, including charge-offs, recoveries and provision for loan losses (in thousands):

	Year ended June 30,
	2023	2022	2021
Balance at beginning of period	$155,392	$117,760	$95,137
Adjustment due to adoption of new accounting standard	—	—	10,083
Provision for credit losses	318,188	240,804	63,755
Charge-offs	(300,058)	(227,770)	(65,149)
Recoveries of charged-off receivables	31,009	24,598	13,934
Balance at end of period	$204,531	$155,392	$117,760

5. Acquisitions

During the years ended June 30, 2023 and 2022, there was one acquisition accounted for as a business combination in each of the respective years, discussed further below.

Acquisitions completed during the year ended June 30, 2023

Butter Holdings Ltd

On February 1, 2023, we completed the closing of the transaction contemplated by a share purchase agreement entered into with certain sellers to acquire the entire issued share capital of Butter Holdings Ltd. (“Butter”), a buy now, pay later company based in the United Kingdom. The purchase price was comprised of (i) $14.9 million in cash, subject to adjustments in accordance with the purchase agreement, and (ii) $1.5 million settlement of subordinated secured notes.

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

The transaction costs associated with the acquisition were approximately $1.8 million for the year ended June 30, 2023, which are included in general and administrative expense in the consolidated statements of operations and comprehensive loss.

Acquisitions completed during the year ended June 30, 2022

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

The transaction costs associated with the acquisition were approximately $0.2 million for the year ended June 30, 2022, which are included in general and administrative expense within the consolidated statements of operations and comprehensive loss. There were no transaction costs associated with the acquisition for the year ended June 30, 2023.

Other acquisitions

Fast

On April 19, 2022, Affirm completed the closing of the transaction contemplated by a Release and Waiver Agreement entered into with Fast AF, Inc. (“Fast”) relating to the hiring of certain of its employees or service providers and an option to acquire certain of its assets. The purchase price was comprised of (i) $10.0 million in cash and (ii) forgiveness of a $15.0 million senior secured note issued to Fast in April 2022 prior to the closing.
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

The following table sets forth the identifiable intangible assets acquired and the cost allocated to each asset as of the date of acquisition (in thousands):

Assembled workforce	$12,490
Developed technology (1)	12,925
Total	$25,415

(1)During the year ended June 30, 2023, we completed the purchase of the developed technology intangible asset.

6.   Balance Sheet Components
Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	June 30, 2023	June 30, 2022
Internally developed software	$377,301	$200,621
Leasehold improvements	20,214	16,169
Computer equipment	10,187	10,751
Furniture and equipment	6,503	4,279
Total property, equipment and software, at cost	$414,205	$231,820
Less: Accumulated depreciation and amortization	(124,070)	(60,338)
Total property, equipment and software, net	$290,135	$171,482

Depreciation and amortization expense on property, equipment and software was $82.1 million, $29.2 million and $15.4 million for the years ended June 30, 2023, 2022, and 2021, respectively.

No impairment losses related to property, equipment and software were recorded during the years ended June 30, 2023 and 2022. For the year ended June 30, 2021, we recorded impairment expense of $1.5 million related to property, equipment and software.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the years ended June 30, 2023 and 2022 were as follows (in thousands):

Balance as of June 30, 2021	$516,515
Additions (1)	33,318
Adjustments (2)	(10,299)
Balance as of June 30, 2022	$539,534
Additions (1)	9,443
Adjustments (2)	(6,406)
Balance as of June 30, 2023	$542,571

(1)Refer to Note 5. Acquisitions for a description of additions to goodwill during the years ended June 30, 2023 and 2022.
(2)Adjustments to goodwill during the years ended June 30, 2023 and 2022 primarily pertained to foreign currency translation adjustments.

No impairment losses related to goodwill were recorded during the years ended June 30, 2023, 2022, and 2021.

Intangible assets consisted of the following (in thousands):

	June 30, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$38,129	$(27,637)	$10,492	0.6
Developed technology	39,626	(30,653)	8,973	0.6
Assembled workforce	12,490	(9,983)	2,507	0.3
Trademarks and domains, definite	1,481	(990)	491	1.7
Trademarks, licenses and domains, indefinite	11,621	—	11,621	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,697	$(69,263)	$34,434

	June 30, 2022
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$38,371	$(10,281)	$28,090	3.6
Developed technology	39,782	(15,882)	23,900	1.9
Assembled workforce	12,490	(1,664)	10,826	1.3
Trademarks and domains, definite	1,507	(802)	705	2.4
Trademarks and domains, indefinite	2,146	—	2,146	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$94,646	$(28,629)	$66,017

Amortization expense for intangible assets was $52.5 million, $23.5 million and $4.6 million for the years ended June 30, 2023, 2022 and 2021, respectively. No impairment losses related to intangible assets were recorded during the years ended June 30, 2023, 2022, and 2021.

The expected future amortization expense of these intangible assets as of June 30, 2023 is as follows (in thousands):

2024	$20,895
2025	1,396
2026	157
2027	15
2028 and thereafter	—
Total amortization expense	$22,463

Commercial Agreement Assets

During the year ended June 30, 2022, we granted warrants in connection with our commercial agreements with certain subsidiaries of Amazon.com, Inc. (“Amazon”). The warrants were granted in exchange for certain performance provisions and the benefit of acquiring new users. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested upon grant. The asset was valued based on the fair value of the warrants and represents the probable future economic benefit to be realized over the approximate 3.2 year term of the commercial agreement at the grant date. For the years ended June 30, 2023 and 2022, we recognized amortization expense of $41.4 million and $26.3 million, respectively, in our consolidated statements of operations and comprehensive loss as a component of sales and marketing expense. Refer to Note 14. Stockholders’ Equity for further discussion of the warrants.

During the year ended June 30, 2021, we recognized an asset in connection with a commercial agreement with Shopify Inc. (“Shopify”), in which we granted warrants in exchange for the opportunity to acquire new merchant partners. This asset represents the probable future economic benefit to be realized over the expected benefit period and is valued based on the fair value of the warrants on the grant date. We recognized an asset of $270.6 million associated with the fair value of the warrants, which were fully vested as of June 30, 2023. The expected benefit period of the asset was initially estimated to be four years, and the remaining useful life of the asset is reevaluated each reporting period. During fiscal year 2022, the remaining expected benefit period was extended by two years upon the execution of an amendment to the commercial agreement with Shopify which extended the term of the agreement. We recorded amortization expense related to the commercial agreement asset of $35.8 million, $62.2 million, and $64.9 million for the years ended June 30, 2023, 2022, and 2021, respectively, in our consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

During the year ended June 30, 2021, we recognized an asset in connection with a commercial agreement with an enterprise partner, in which we granted stock appreciation rights in exchange for the benefit of acquiring access to the partner's consumers. This asset represents the probable future economic benefit to be realized over the three-year expected benefit period and is valued based on the fair value of the stock appreciation rights on the grant date. We initially recognized an asset of $25.9 million associated with the fair value of the stock appreciation rights. We recorded amortization expense related to the asset of $8.3 million, $8.1 million, and $4.3 million for the years ended June 30, 2023, 2022, and 2021, respectively, in our consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

Other Assets

    Other assets consisted of the following (in thousands):

	June 30, 2023	June 30, 2022
Processing reserves	$60,039	$26,483
Derivative instruments	50,545	49,983
Equity securities, at cost	43,172	43,172
Prepaid expenses	35,626	37,497
Operating lease right-of-use assets	30,171	50,671
Other assets	59,061	73,761
Total other assets	$278,614	$281,567

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2023	June 30, 2022
Collateral held for derivative instruments	$53,267	$55,779
Operating lease liability	52,557	65,713
Accrued expenses	50,704	67,343
Other liabilities	24,355	48,763
Total accrued expenses and other liabilities	$180,883	$237,598

7. Leases

We lease facilities under operating leases with various expiration dates through 2030. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from 9 months to one year. As of June 30, 2023, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to seven years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. The cash collateral and deposits for the letters of credit have been recognized as restricted cash in the consolidated balance sheets and totaled $9.7 million as of both June 30, 2023 and June 30, 2022.

During the years ended June 30, 2023 and June 30, 2021, we decided to sublease a portion of our leased office space in San Francisco. As a result, we recorded a lease impairment charge of $1.2 million and $11.5 million, respectively related to several of our operating lease ROU assets, included in general and administrative expense on our consolidated statements of operations and comprehensive loss. For the year ended June 30, 2022, the impairment expense related to leases was not material to our consolidated statements of operations.

Operating lease expense was as follows (in thousands):

	Year ended June 30,
	2023	2022	2021
Operating lease expense (1) (2)	$18,954	$15,200	$15,300

(1)During the year ended June 30, 2023, we incurred charges of $4.7 million, within restructuring and other, on our consolidated statements of operations, related to a reduction to our ROU lease assets.
(2)Lease expenses for our short-term leases were immaterial for the years presented.

We have subleased a portion of our leased facilities. Sublease income totaled $3.4 million and $3.1 million during the years ended June 30, 2023 and 2022, respectively. There was no sublease income for the year ended June 30, 2021.

Lease term and discount rate information are summarized as follows:

June 30, 2023
Weighted average remaining lease term (in years)	3.9
Weighted average discount rate	4.8%

Maturities of operating lease liabilities as of June 30, 2023 are as follows (in thousands) for the years ended:

2024	$16,496
2025	16,317
2026	15,371
2027	2,680
2028	2,185
Thereafter	5,503
Total lease payments	58,552
Less imputed interest	(5,995)
Present value of total lease liabilities	$52,557

8.   Commitments and Contingencies

Repurchase Obligation

Under the normal terms of our whole loans sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representation and warranties is identified. Generally, a breach in representation and warranties could occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. This amount was not material as of June 30, 2023.

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

Quiroga v. Levchin, et al.

On March 29, 2023, plaintiff John Quiroga filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of California (the “Quiroga action”) against Affirm, as a nominal defendant, and certain of

Affirm's current officers and directors as defendants based on allegations substantially similar to those in the Kusnier action. The Quiroga complaint purports to assert claims on Affirm's behalf for contribution under the federal securities laws, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks corporate reforms, unspecified damages and restitution, and fees and costs. On May 1, 2023, the action was stayed by agreement of the parties. The stay can be lifted at the request of either party or upon certain conditions relating to the resolution of the Kusnier action.

Jeffries v. Levchin, et al.

On May 24, 2023, plaintiff Sabrina Jeffries filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of California against Affirm, as a nominal defendant, and certain of Affirm's current officers and directors as defendants based on allegations substantially similar to those in the Kusnier and Quiroga actions. The Jeffries complaint purports to assert claims on Affirm's behalf for breach of fiduciary duties, making false statements under federal securities law, unjust enrichment, waste of corporate assets, and aiding and abetting breach of fiduciary duties, and seeks unspecified damages, equitable relief, and fees and costs. On August 15, 2023, the action was stayed by agreement of the parties. The stay can be lifted at the request of either party or upon certain conditions relating to the resolution of the Kusnier action.

We have determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described above, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Amounts accrued as of June 30, 2023 and June 30, 2022 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.

Purchase Commitments

During the year ended June 30, 2023, we entered into non-cancelable purchase obligations with our third-party cloud computing web services provider, which included annual purchase commitments for the period from March 2023 through February 2030, and an additional aggregate purchase commitment of $650.0 million during such period. For the years ended June 30, 2023 and 2022, we had remaining purchase commitments of $659.2 million and $37.1 million, respectively, primarily related to cloud and hosting services. If we fail to meet any of the purchase commitments, we will be required to pay the difference. We pay our cloud-computing web services provider monthly, and we may pay more than the minimum purchase commitment based on usage.

9.   Debt

Debt encompasses funding debt, convertible senior notes and our revolving credit facility.

Funding Debt

Funding debt and its aggregate future maturities consists of the following (in thousands):

June 30, 2023
2024	$202,245
2025	$563,350
2026	542,288
2027	—
2028	39,155
Thereafter	428,660
Total	$1,775,698
Deferred debt issuance costs	(10,886)
Total funding debt, net of deferred debt issuance costs	$1,764,812

Secured Borrowing Facilities

U.S.

Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. Each trust entered into a credit agreement and security agreement with a third-party as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are referred to as funding debt and proceeds from the borrowings can only be used for the purposes of facilitating loan funding and origination, with advance rates ranging from 82% to 86% of the total collateralized balance. These warehouse credit facility trusts, which have been classified as VIEs, are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm. These revolving facilities mature between fiscal years 2024 and 2029, and subject to covenant compliance, generally permit borrowings up to 12 months prior to the final maturity date of each respective facility. As of June 30, 2023, the aggregate commitment amount of these facilities was $3.3 billion on a revolving basis, of which $1.4 billion was drawn, with $1.9 billion remaining available. Some of the loans originated by us or purchased from the originating bank partners are pledged as collateral for borrowings in our facilities. The unpaid principal balance of these loans totaled $1.7 billion and $0.5 billion as of June 30, 2023 and June 30, 2022, respectively.

Borrowings under these warehouse credit facilities bear interest at an annual benchmark rate of Secured Overnight Financing Rate (“SOFR”) or an alternative commercial paper rate (which is the per annum rate equivalent to the weighted-average of the per annum rates at which all commercial paper notes were issued by certain lenders to fund advances or maintain loans), plus a spread ranging from 1.75% to 2.20%. Interest is payable monthly. In addition, these agreements require payment of a monthly unused commitment fee ranging from 0.00% to 0.75% per annum on the undrawn portion available.

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of June 30, 2023, we were in compliance with all applicable covenants in the agreements.

International

Additionally, we have various credit facilities utilized to finance the origination of loan receivables in Canada. Similar to our warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by Canadian loan receivables pledged to the respective facility as collateral, mature between fiscal years 2025 and 2029, and bear interest based on benchmark rates plus a spread ranging from 1.25% to 4.25%.

As of June 30, 2023, the aggregate commitment amount of these facilities was $548.4 million on a revolving basis, of which $349.6 million was drawn, with $198.8 million remaining available. The unpaid principal balance of loans pledged to these facilities totaled $412.8 million and $210.1 million as of June 30, 2023 and June 30, 2022, respectively.

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth at the Affirm Canada subsidiary level or the Affirm Holdings level. As of June 30, 2023, we were in compliance with all applicable covenants in the agreements.

Sales and Repurchase Agreements

We entered into certain sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. The repurchase agreements each have an initial term of three months and subject to mutual agreement by Affirm and the counterparty, we may enter into one or more repurchase date extensions, each for an additional three-month term at market interest rates on such extension date. As of June 30, 2023, the interest rates were 7.23% for both the senior pledged securities and the residual certificate pledged securities. We had $11.0 million and $27.0 million in debt outstanding under our repurchase agreements disclosed within funding debt on the consolidated balance sheets as of June 30, 2023 and June 30, 2022, respectively. The debt will be amortized through regular principal and interest payments on the pledged securities. The outstanding debt relates to $18.9 million and $32.4 million in pledged securities disclosed within securities available for sale at fair value on the consolidated balance sheets as of June 30, 2023 and June 30, 2022, respectively.

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

During the year ended June 30, 2023, we entered into a series of privately negotiated transactions with certain holders of our 2026 Notes, pursuant to which we paid an aggregate amount of $206.6 million in cash for the repurchase of $299.1 million aggregate principal amount of our 2026 Notes (the “2026 Note Repurchases”). The carrying amount of the extinguished 2026 Notes was approximately $296.4 million resulting in a $89.8 million gain on early extinguishment of debt, which is reported as a component of other (expense) income, net within our consolidated statement of operations and comprehensive loss. In exchange for paying cash pursuant to the 2026 Note Repurchases, we received and canceled the repurchased 2026 Notes.

On June 7, 2023, the Board of Directors authorized the repurchase of up to $800 million in aggregate principal amount of the 2026 Notes. Note repurchases may be made from time to time through December 31, 2023 in privately negotiated transactions. Repurchases are subject to available liquidity, general market and economic conditions, alternate uses for the capital, and other factors, and there is no minimum principal amount of 2026 Notes that the Company is obligated to repurchase. We have not executed any repurchases under this authorization to date.

The convertible senior notes outstanding as of June 30, 2023 consisted of the following (in thousands):

	Principal Amount	Unamortized Discount and Issuance Cost	Net Carrying Amount
Convertible senior notes	$1,425,900	(11,692)	$1,414,208

The 2026 Notes do not bear interest. We recognized $3.9 million and $2.4 million during the years ended June 30, 2023 and 2022, respectively, of interest expense related to the amortization of debt discount and issuance costs in the consolidated statement of operations and comprehensive loss within other (expense) income, net. As of June 30, 2023, the remaining life of the 2026 Notes is approximately 41 months.

Revolving Credit Facility

On February 4, 2022, we entered into a revolving credit agreement with a syndicate of commercial banks for a $165.0 million unsecured revolving credit facility. On May 16, 2022, we increased unsecured revolving commitments under the facility to $205.0 million. This facility bears interest at a rate equal to, at our option, either (a) a Secured Overnight Financing Rate (“SOFR”) rate determined by reference to the forward-looking term SOFR rate for the interest period, plus an applicable margin of 1.85% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the U.S. prime rate and (iii) the one-month forward-looking term SOFR rate plus 1.00% per annum, in each case, plus an applicable margin of 0.85% per annum. The revolving credit agreement has a final maturity date of February 4, 2025. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.20% per annum on the undrawn balance available. There are no borrowings outstanding under the facility as of June 30, 2023.

10.   Securitization and Variable Interest Entities

Consolidated VIEs

Warehouse Credit Facilities

We established certain entities, deemed to be VIEs, to enter into warehouse credit facilities for the purpose of purchasing loans from our originating bank partners and funding directly originated loans. Refer to Note 9. Debt for additional information. The creditors of the VIEs have no recourse to the general credit of Affirm and the liabilities of the VIEs can only be settled by the respective VIEs’ assets; however, as the servicer of the loans pledged to our warehouse funding facilities, we have the power to direct the activities that most significantly impact the VIEs' economic performance. In addition, we retain significant economic exposure to the pledged loans and therefore, we are the primary beneficiary.

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

For each securitization, the residual certificates represent the right to receive excess cash on the loans each collection period after all fees and required distributions have been made to the note holders on the related payment date. For the majority of consolidated securitization VIEs, we retain 100% of the residual certificates issued by the securitization trust. Any portion of the residual trust certificates sold to third-party investors are measured at fair value, using a discounted cash flow model, and presented within accrued expenses and other liabilities on the consolidated balance sheets. In addition to the retained residual certificates, our continued involvement includes loan servicing responsibilities over the life of the underlying loans.

We defer and amortize debt issuance costs for consolidated securitization trusts on a straight-line basis over the expected life of the notes.

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs (in thousands).

	June 30, 2023
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$1,930,641	$1,686,359	$244,282
Securitizations	2,272,991	2,169,835	103,156
Total consolidated VIEs	$4,203,632	$3,856,194	$347,438

	June 30, 2022
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$563,207	$534,422	$28,785
Securitizations	1,679,062	1,632,107	46,955
Total consolidated VIEs	$2,242,269	$2,166,529	$75,740
Unconsolidated VIEs

Our transactions with unconsolidated VIEs include securitization trusts where we did not retain significant economic exposure through our variable interests and therefore we determined that we are not the primary beneficiary as of June 30, 2023.

The following information pertains to unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary (in thousands):

	June 30, 2023
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$380,547	$367,788	$12,759	$19,149
Total unconsolidated VIEs	$380,547	$367,788	$12,759	$19,149

	June 30, 2022
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$996,242	$965,909	$30,333	$51,248
Total unconsolidated VIEs	$996,242	$965,909	$30,333	$51,248

Maximum exposure to losses represents our exposure through our continuing involvement as servicer and through our retained interests. For unconsolidated VIEs, this includes $18.9 million in retained notes and residual certificates disclosed within securities available for sale at fair value in our consolidated balance sheets and $0.2 million related to our servicing assets disclosed within other assets in our consolidated balance sheets as of June 30, 2023.

Additionally, we may experience a loss due to future repurchase obligations resulting from breaches in representations and warranties in our securitization and third-party sale agreements. This amount was not material as of June 30, 2023.

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

See Note 13. Fair Value of Financial Assets and Liabilities for additional information on the fair value sensitivity of the notes receivable and residual certificates. Additionally, as of June 30, 2023, we have pledged each of our retained beneficial interests as collateral in a sale and repurchase agreement as described in Note 9. Debt.

11.   Investments

Marketable Securities

Marketable securities include certain investments classified as cash and cash equivalents and securities available for sale, at fair value, and consist of the following as of each date presented within the consolidated balance sheets (in thousands):

	June 30, 2023	June 30, 2022
Cash and cash equivalents:
Money market funds	$97,129	$162,483
Certificates of deposit	—	16,026
Commercial paper	54,402	229,272
Agency bonds	60,865	—
Government bonds
US	—	58,541
Securities, available for sale:
Certificates of deposit	97,224	300,390
Corporate bonds	256,772	368,671
Commercial paper	266,193	478,293
Agency bonds	84,276	—
Government bonds
Non-US	9,151	17,955
US	441,096	378,386
Securitization notes receivable and certificates (1)	18,913	51,678
Other	1,028	—
Total marketable securities:	$1,387,049	$2,061,695

(1)These securities have been pledged as collateral in connection with sale and repurchase agreements as discussed within Note 9. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of June 30, 2023 and June 30, 2022 were as follows (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$97,399	$11	$(186)	$—	$97,224
Corporate bonds	260,627	55	(3,910)	—	256,772
Commercial paper (1)	320,882	34	(321)	—	320,595
Agency bonds (1)	145,312	62	(233)	—	145,141
Government bonds
Non-US	9,330	—	(179)	—	9,151
US	444,858	28	(3,790)	—	441,096
Securitization notes receivable and certificates (2)	19,841	—	(475)	(453)	18,913
Other	1,028	—	—	—	1,028
Total securities available for sale	$1,299,277	$190	$(9,094)	$(453)	$1,289,920

	June 30, 2022
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit (1)	$317,331	$6	$(921)	$—	$316,416
Corporate bonds	371,907	7	(3,243)	—	368,671
Commercial paper (1)	708,694	16	(1,145)	—	707,565
Government bonds
Non-US	18,196	—	(241)	—	17,955
US (1)	438,947	—	(2,020)	—	436,927
Securitization notes receivable and certificates (2)	52,180	178	(659)	(21)	51,678
Total securities available for sale	$1,907,255	$207	$(8,229)	$(21)	$1,899,212

(1)Certificates of deposit, commercial paper, agency bonds, and US government bonds include $115.3 million and $303.8 million as of June 30, 2023 and 2022, respectively, classified as cash and cash equivalents within the consolidated balance sheets.
(2)These securities have been pledged as collateral in connection with sale and repurchase agreements as discussed within Note 9. Debt

As of June 30, 2023 and June 30, 2022, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of June 30, 2023 and June 30, 2022, are as follows (in thousands):

	June 30, 2023
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$63,489	$(186)	$—	$—	$63,489	$(186)
Corporate bonds	92,171	(834)	131,762	(3,076)	223,933	(3,910)
Commercial paper	164,037	(321)	—	—	164,037	(321)
Agency bonds	44,214	(233)	—	—	44,214	(233)
Government bonds
Non-US	3,061	(58)	6,089	(121)	9,150	(179)
US	292,333	(2,395)	67,606	(1,395)	359,939	(3,790)
Total securities available for sale (1)	$659,305	$(4,027)	$205,457	$(4,592)	$864,762	$(8,619)

	June 30, 2022
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$290,169	$(921)	$—	$—	$290,169	$(921)
Corporate bonds	351,088	(3,243)	—	—	351,088	(3,243)
Commercial paper	679,272	(1,145)	—	—	679,272	(1,145)
Government bonds
Non-US	17,955	(241)	—	—	17,955	(241)
US	431,903	(2,020)	—	—	431,903	(2,020)
Securitization notes receivable and certificates	722	(45)	—	—	722	(45)
Total securities available for sale (1)	$1,771,109	$(7,615)	$—	$—	$1,771,109	$(7,615)

(1)The number of positions with unrealized losses for which an allowance for credit losses has not been recorded totaled 142 and 270 as of June 30, 2023 and June 30, 2022, respectively.

The length of time to contractual maturities of securities available for sale as of June 30, 2023 and June 30, 2022, were as follows (in thousands):

	June 30, 2023
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$97,399	$97,224	$—	$—	$97,399	$97,224
Corporate bonds	173,523	171,634	87,104	85,138	260,627	256,772
Commercial paper (1)	320,882	320,595	—	—	320,882	320,595
Agency bonds (1)	130,176	130,165	15,136	14,976	145,312	145,141
Government bonds
Non-US	4,063	3,996	5,267	5,155	9,330	9,151
US	308,179	306,656	136,679	134,440	444,858	441,096
Securitization notes receivable and certificates (2)	—	—	19,841	18,913	19,841	18,913
Other	—	—	1,028	1,028	1,028	1,028
Total securities available for sale	$1,034,222	$1,030,270	$265,055	$259,650	$1,299,277	$1,289,920

	June 30, 2022
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit (1)	$317,331	$316,416	$—	$—	$317,331	$316,416
Corporate bonds	206,208	204,614	165,699	164,057	371,907	368,671
Commercial paper (1)	708,694	707,565	—	—	708,694	707,565
Government bonds
Non-US	11,895	11,813	6,301	6,142	18,196	17,955
US (1)	360,757	359,242	78,190	77,685	438,947	436,927
Securitization notes receivable and certificates (2)	—	—	52,180	51,678	52,180	51,678
Total securities available for sale	$1,604,885	$1,599,650	$302,370	$299,562	$1,907,255	$1,899,212

(1)Certificates of deposit, commercial paper, agency bonds, and US government bonds include $115.3 million and $303.8 million as of June 30, 2023 and 2022, respectively, classified as cash and cash equivalents within the consolidated balance sheets.
(2)Based on weighted average life of expected cash flows as of June 30, 2023 and June 30, 2022.

Gross proceeds from matured or redeemed securities were $3.7 billion and $2.2 billion for the years ended June 30, 2023 and June 30, 2022, respectively.

For available for sale securities realized gains and losses from portfolio sales were not material for the June 30, 2023 and June 30, 2022.

Non-marketable Equity Securities

Equity investments without a readily determinable fair value held at cost were $43.2 million as of both June 30, 2023 and June 30, 2022 and are included in other assets within the consolidated balance sheets.

There have been no unrealized or realized gains and losses due to observable changes in orderly transactions and we did not record any impairment for the years ended June 30, 2023 or June 30, 2022.

12   Derivative Financial Instruments

The following table summarizes the total fair value, including interest accruals, and outstanding notional amounts of derivative instruments as of June 30, 2023 and June 30, 2022 (in thousands):

	June 30, 2023			June 30, 2022
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts - cash flow hedges	$800,000	$751	$—	$—	$—	$—
Derivatives not designated as hedges
Interest rate contracts	2,102,944	49,794	—	1,690,000	49,983	—
Total gross derivative assets/liabilities	$2,902,944	$50,545	$—	$1,690,000	$49,983	$—

The following table summarizes the impact of the cash flow hedges on AOCI (in thousands):

Year ended June 30, 2023
Balance at beginning of period	$—
Changes in fair value	805
Amounts reclassified into earnings (1)	54
Balance at end of period (2)	$751

(1)The amounts reclassified into earnings is presented in the consolidated statements of income within funding costs.
(2)Over the next 12 months, we expect to reclassify $0.8 million of net derivative gains included in AOCI into funding costs within our consolidated statement of operations and comprehensive loss.

The following table summarizes the impact of the derivative instruments on income and indicates where within the consolidated statement of operations and comprehensive loss such impact is reported (in thousands):

Location of gains (losses) where the effects of derivatives are recorded	Year ended June 30,
	2023	2022
The effects of cash flow hedging
Funding costs	54	—
The effects of derivatives not designated in hedging relationships
Other income, net	48,074	48,607

13.   Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and June 30, 2022 (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$97,129	$—	$—	$97,129
Commercial paper	—	54,402	—	54,402
Agency bonds	—	60,865	—	60,865
Securities, available for sale:
Certificates of deposit	—	97,224	—	97,224
Corporate bonds	—	256,772	—	256,772
Commercial paper	—	266,193	—	266,193
Agency bonds	—	84,276	—	84,276
Government bonds:
Non-U.S.	—	9,151	—	9,151
U.S.	—	441,096	—	441,096
Securitization notes receivable and residual trust certificates	—	—	18,913	18,913
Other	—	—	1,028	1,028
Servicing assets	—	—	880	880
Derivative instruments	—	50,545	—	50,545
Total assets	$97,129	$1,320,524	$20,821	$1,438,474
Liabilities:
Servicing liabilities	$—	$—	$1,392	$1,392
Performance fee liability	—	—	1,581	1,581
Residual trust certificates, held by third-parties	—	—	125	125
Profit share liability	—	—	1,832	1,832
Total liabilities	$—	$—	$4,930	$4,930

	June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$162,483	$—	$—	$162,483
Certificates of deposit	—	16,026	—	16,026
Commercial paper	—	229,272	—	229,272
Government bonds - U.S.	—	58,541	—	58,541
Securities, available for sale:
Certificates of deposit	—	300,390	—	300,390
Corporate bonds	—	368,671	—	368,671
Commercial paper	—	478,293	—	478,293
Government bonds:
Non-U.S.	—	17,955	—	17,955
U.S.	—	378,386	—	378,386
Securitization notes receivable and residual trust certificates	—	—	51,678	51,678
Servicing assets	—	—	1,192	1,192
Derivative instruments	—	49,983	—	49,983
Total assets	$162,483	$1,897,517	$52,870	$2,112,870
Liabilities:
Servicing liabilities	$—	$—	$2,673	$2,673
Performance fee liability	—	—	1,710	1,710
Residual trust certificates, held by third-parties	—	—	377	377
Contingent consideration	—	—	23,348	23,348
Profit share liability	—	—	1,987	1,987
Total liabilities	$—	$—	$30,095	$30,095

There were no transfers between levels during the periods ended June 30, 2023 and June 30, 2022.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Marketable Securities

As of June 30, 2023, we held marketable securities classified as cash and cash equivalents and available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Derivative Instruments

As of June 30, 2023 and June 30, 2022, we used a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risks associated with variable interest rates. These derivative instruments are classified as Level 2 within the fair value hierarchy, and the fair value is estimated by using third-party pricing models, which contain certain assumptions based on readily observable market-based inputs. We validate the valuation output on a monthly basis. Refer to Note 12. Derivative Financial Instruments in the notes to the consolidated financial statements for further details on our derivative instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Unobservable Inputs (Level 3)

We evaluate our assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them each reporting period. Since our servicing assets and liabilities, performance fee liability, securitization notes and residual trust certificates, contingent consideration, profit share liability, and credit enhancement liability do not trade in an active market with readily observable prices, we use significant unobservable inputs to measure fair value and have classified as level 3 within the fair value hierarchy. This determination requires significant judgments to be made.

Servicing Assets and Liabilities

We sold loans with an unpaid principal balance of $7.5 billion, $7.1 billion, and $3.2 billion for the years ended June 30, 2023, 2022, and 2021, respectively, for which we retained servicing rights.

As of June 30, 2023 and June 30, 2022, we serviced loans which we sold with a remaining unpaid principal balance of $4.1 billion and $4.5 billion, respectively.

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

Gross Default Rate

We estimate the timing and probability of early loan payoffs, loan defaults and write-offs, thus affecting the projected unpaid principal balance and expected term of the loan, which are used to project future servicing revenue and expenses.

We earned $87.5 million, $65.8 million, and $24.7 million of servicing income for the years ended June 30, 2023, 2022, and 2021, respectively.

As of June 30, 2023 and June 30, 2022, the aggregate fair value of the servicing assets was measured at $0.9 million and $1.2 million, respectively, and presented within other assets on the consolidated balance sheets. As of June 30, 2023 and June 30, 2022, the aggregate fair value of the servicing liabilities was measured at $1.4 million and $2.7 million, respectively, and presented within accrued expenses and other liabilities on the consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Year ended June 30,
	2023	2022
Fair value at beginning of period	$1,192	$2,349
Initial transfers of financial assets	433	2,899
Subsequent changes in fair value	(745)	(4,056)
Fair value at end of period	$880	$1,192

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Year ended June 30,
	2023	2022
Fair value at beginning of period	$2,673	$3,961
Initial transfers of financial assets	7,723	15,617
Subsequent changes in fair value	(9,004)	(16,905)
Fair value at end of period	$1,392	$2,673

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of June 30, 2023 and June 30, 2022:

		June 30, 2023
	Unobservable Input	Minimum	Maximum	Weighted Average (3)
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.92%	2.31%	0.93%
	Gross default rate (2)	2.15%	11.20%	3.36%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.92%	2.31%	2.27%
	Gross default rate (2)	9.50%	21.54%	13.64%

		June 30, 2022
	Unobservable Input	Minimum	Maximum	Weighted Average (3)
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.78%	1.85%	1.10%
	Gross default rate (2)	0.59%	50.59%	1.59%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	2.13%	2.34%	2.21%
	Gross default rate (2)	9.03%	24.44%	13.81%

(1)Estimated annual cost of servicing a loan as a percentage of unpaid principal balance
(2)Annualized estimated gross charge-offs as a percentage of unpaid principal balance
(3)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	June 30, 2023	June 30, 2022
Servicing assets
Gross default rate assumption:
Gross default rate increase of 25%	$—	$11
Gross default rate increase of 50%	$(1)	$22
Adequate compensation assumption:
Adequate compensation increase of 10%	$(382)	$—
Adequate compensation increase of 20%	$(764)	$—
Adequate compensation increase of 25%	$—	$(3,513)
Adequate compensation increase of 50%	$—	$(7,026)
Discount rate assumption:
Discount rate increase of 25%	$(29)	$(57)
Discount rate increase of 50%	$(55)	$(109)
Servicing liabilities
Gross default rate assumption:
Gross default rate increase of 25%	$(9)	$(10)
Gross default rate increase of 50%	$(19)	$(21)
Adequate compensation assumption:
Adequate compensation increase of 10%	$2,798	$—
Adequate compensation increase of 20%	$5,597	$—
Adequate compensation increase of 25%	$—	$6,139
Adequate compensation increase of 50%	$—	$12,278
Discount rate assumption:
Discount rate increase of 25%	$(19)	$(50)
Discount rate increase of 50%	$(38)	$(98)

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

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Year ended June 30,
	2023	2022
Fair value at beginning of period	$1,710	$1,290
Purchases of loans	1,758	1,764
Settlements paid	(2,031)	(418)
Subsequent changes in fair value	144	(926)
Fair value at end of period	$1,581	$1,710

Significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability are the discount rate, refund rate, and default rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of June 30, 2023 and June 30, 2022:

	June 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.79%	3.34%	2.86%

	June 30, 2022
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.78%	3.10%	2.42%

(1)Unobservable inputs were weighted by remaining principal balances

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

The following table summarizes the activity related to the fair value of the residual trust certificates held by third-parties (in thousands):

	Year ended June 30,
	2023	2022
Fair value at beginning of period	$377	$914
Repayments	(306)	(908)
Subsequent changes in fair value	54	371
Fair value at end of period	$125	$377

Significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties as of June 30, 2023 and June 30, 2022:

	June 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	10.00%	10.00%	10.00%
Loss rate	0.92%	0.92%	0.92%
Prepayment rate	7.70%	7.70%	7.70%

	June 30, 2022
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	10.00%	10.00%	10.00%
Loss rate	0.75%	0.75%	0.75%
Prepayment rate	8.00%	8.00%	8.00%

(1)Unobservable inputs were weighted by relative fair value

Retained Beneficial Interests in Unconsolidated VIEs

As of June 30, 2023, we held notes receivable and residual trust certificates with an aggregate fair value of $18.9 million in connection with unconsolidated securitizations. The balances correspond to the 5% economic risk retention the Company is required to maintain as the securitization sponsor.

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

The following table summarizes the activity related to the fair value of the notes receivable and residual trust certificates (in thousands):

	Year ended June 30,
	2023	2022
Fair value at beginning of period	$51,678	$16,170
Additions	—	54,998
Cash received (due to payments or sales)	(33,544)	(19,559)
Change in unrealized gain (loss)	6	(509)
Accrued interest	1,205	595
Reversal of (impairment on) securities available for sale	(432)	(17)
Fair value at end of period	$18,913	$51,678
Significant unobservable inputs used for our Level 3 fair value measurement of the notes and residual trust certificates are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table presents quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates as of June 30, 2023 and June 30, 2022:

	June 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	5.72%	29.84%	7.30%
Loss rate	1.25%	14.96%	3.02%
Prepayment rate	5.90%	29.90%	18.10%

	June 30, 2022
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	3.68%	22.50%	5.37%
Loss rate	0.61%	10.95%	2.65%
Prepayment rate	5.25%	35.00%	18.48%

(1)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the securitization residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

	Year ended June 30,
	2023	2022
Discount rate assumption:
Discount rate increase of 25%	$(218)	$(1,410)
Discount rate increase of 50%	$(429)	$(2,295)
Loss rate assumption:
Loss rate increase of 25%	$(165)	$(729)
Loss rate increase of 50%	$(243)	$(964)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$(30)	$(545)
Prepayment rate decrease of 50%	$(59)	$(519)

Contingent Consideration

Our acquisition of PayBright, Inc. (“PayBright”) on January 1, 2021 included consideration transferred and 2,587,362 shares of our common stock held in escrow, contingent upon the achievement of future milestones. At the acquisition date, we classified the contingent consideration as a liability and estimated its fair value using a Monte Carlo simulation utilizing assumptions of simulated revenue, equity volatility, and a discount rate. The liability is remeasured to its fair value at each reporting date, until the contingency is resolved. For periods in which actual revenues are unknown, the fair value is estimated using a Monte Carlo simulation. For periods in which revenue is known, the fair value is estimated based on the shares expected to be released from escrow multiplied by the estimated share price. The fair value estimate represents a Level 3 measurement, as the revenue milestone represents a significant unobservable input. During the year ended June 30, 2022, one of these milestones was achieved and 1,293,681 shares of our Class A common stock were released from escrow, resulting in a reduction to the contingent liability. During the year ended June 30, 2023, an additional milestone was achieved, resulting in the release of the remaining 1,293,681 shares of our Class A and Class B common stock from escrow and settlement of the remaining contingent liability. The change in fair value of the contingent consideration at each reporting date is recognized as a component of other (expense) income, net in the consolidated statements of operations and comprehensive loss for the respective period.

The following table summarizes the activity related to the fair value of the PayBright contingent consideration (in thousands):

	Year ended June 30,
	2023	2022
Fair value at beginning of period	$23,348	$153,447
Subsequent changes in fair value	(8,172)	(89,313)
Fair value of shares released from escrow	(13,674)	(32,110)
Effect of foreign currency translation	(1,502)	(8,676)
Fair value at end of period	$—	$23,348

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

The following table summarizes the activity related to the fair value of the profit share liability (in thousands):

	Year ended June 30,
	2023	2022
Fair value at beginning of period	$1,987	$2,464
Facilitation of loans	5,792	5,955
Actual performance	(7,009)	(7,642)
Subsequent changes in fair value	1,062	1,210
Fair value at end of period	$1,832	$1,987

Significant unobservable inputs used for our Level 3 fair value measurement of the profit share liability are the discount rate and estimated program profitability. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of June 30, 2023 and June 30, 2022:

	June 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	30.00%	30.00%	30.00%
Program profitability	1.13%	1.13%	1.13%

	June 30, 2022
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	30.00%	30.00%	30.00%
Program profitability	1.25%	3.54%	1.28%

(1)Unobservable inputs were weighted by relative fair value

Risk Sharing Arrangements

In connection with certain capital funding arrangements with third party loan buyers, we have entered into risk sharing agreements where we may be required to make a payment to the loan buyer if actual losses on the loans sold exceed agreed-upon expected losses, subject to a cap based on a percentage of the principal balance of loans sold. Losses are calculated at a cohort level based on the sale date. For a given cohort where actual losses are below the contractual loss threshold, we may earn credits that reduce our liability with respect to cohorts where losses have exceeded the contractual loss threshold.

The Company accounts for these arrangements as derivatives measured at fair value with gains and losses recognized in the income statement through Gain on sale of loans. Given the recency of loan sales in connection with these arrangements, which were in close proximity to the end of the period, there have not been any significant changes in our loss expectations since the time of sale. At the time of sale and as of June 30, 2023, we estimated that the fair value of these loss sharing arrangements was $0, in each case using forward looking loss assumptions which are derived based on historical loan performance for loans with similar contractual terms and credit characteristics.

Through June 30, 2023 we have sold $381.1 million unpaid principal balance of loans under these risk sharing arrangements, of which our maximum exposure to losses is $8.2 million.

Financial Assets and Liabilities Not Recorded at Fair Value

The following table presents the fair value and our assessment of the classification of this measurement within the fair value hierarchy for financial assets and liabilities held at amortized cost as of June 30, 2023 and June 30, 2022 (in thousands):

	June 30, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	$76	$—	$76	$—	$76
Loans held for investment, net	4,198,431	—	—	4,397,931	4,397,931
Other assets	9,325	—	9,325	—	9,325
Total assets	$4,207,832	$—	$9,401	$4,397,931	$4,407,332
Liabilities:
Convertible senior notes, net (1)	$1,414,208	$—	$1,053,866	$—	$1,053,866
Notes issued by securitization trusts	2,165,577	—	—	1,748,772	1,748,772
Funding debt (2)	1,775,698	—	—	1,777,635	1,777,635
Total liabilities	$5,355,483	$—	$1,053,866	$3,526,407	$4,580,273

	June 30, 2022
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	$2,670	$—	$2,670	$—	$2,670
Loans held for investment, net	2,348,169	—	—	2,412,871	2,412,871
Other assets	12,661	—	12,661	—	12,661
Total assets	$2,363,500	$—	$15,331	$2,412,871	$2,428,202
Liabilities:
Convertible senior notes, net (1)	1,706,668	—	984,285	—	984,285
Notes issued by securitization trusts	1,627,580	—	—	1,529,401	1,529,401
Funding debt (2)	683,395	—	—	683,388	683,388
Total liabilities	$4,017,643	$—	$984,285	$2,212,789	$3,197,074

(1)The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.
(2)As of June 30, 2023 and June 30, 2022, debt issuance costs in the amount of $10.9 million and $10.8 million was included within funding debt.

14.   Stockholders’ Equity

Common Stock

The Company had shares of common stock reserved for issuance as follows:

	June 30, 2023	June 30, 2022
Available outstanding under stock option plan	52,572,230	53,158,233
Available for future grant under stock option plan	37,245,232	31,156,746
Total	89,817,462	84,314,979

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

During the year ended June 30, 2022, we granted warrants to purchase 22,000,000 shares of common stock in connection with our commercial agreements with Amazon. 7,000,000 of the warrant shares have an exercise price of $0.01 per share and a term of 3.5 years, while the remaining 15,000,000 warrant shares have an exercise price of $100 per share and a term of 7.5 years. We valued the warrants at the grant date using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero; years to maturity of 3.5 and 7.5 years, respectively; volatility of 45%; and a risk-free rate of 0.93% and 1.47%, respectively. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested at the grant date. Refer to Note 6. Balance Sheet Components for more information on the asset and related amortization during the period. The remaining grant-date fair value of the warrants will be recognized within our consolidated statements of operations and comprehensive loss as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions. During the years ended June 30, 2023 and June 30, 2022, a total of $463.3 million and $281.0 million, respectively, was recognized within sales and marketing expense which included $41.4 million and $26.3 million, respectively, in amortization expense of the commercial agreement asset and $421.9 million and $254.7 million, respectively, in expense based upon the grant-date fair value of the warrant shares that vested.

The following table summarizes the warrants activity during the years ended June 30, 2023 and June 30, 2022:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (years)
Warrants outstanding, June 30, 2021	—	$—	0.00
Granted	22,000,000	68.19	5.60
Exercised	—	—	0.00
Cancelled	—	—	0.00
Warrants outstanding, June 30, 2022	22,000,000	$68.19	5.60
Granted	—	—	0.00
Exercised	—	—	0.00
Cancelled	—	—	0.00
Warrants outstanding, June 30, 2023	22,000,000	$68.19	4.60
Warrants exercisable, June 30, 2023	7,424,442	$42.32	3.60
There were no warrants granted during the year ended June 30, 2023. The weighted-average grant date fair values of warrants granted during the years ended June 30, 2022 and 2021 were $94.20 and $13.34, respectively. On June 30, 2023, the weighted-average grant date fair values for outstanding warrants and exercisable warrants were $94.20 and $109.12, respectively.

15.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and restricted stock units (“RSUs”) to employees, officers, directors, and consultants. As of June 30, 2023, the maximum number of shares of common stock which may be issued under the Plan is 146,209,197 Class A shares. As of June 30, 2023 and June 30, 2022, there were 37,245,232 and 31,156,746 shares of Class A common stock, respectively, available for future grants under the Plan.

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

The following table summarizes our stock option activity for the year ended June 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2022	19,310,706	$15.22	6.94
Granted	1,991,427	19.10
Exercised	(971,863)	4.67
Forfeited, expired or cancelled	(1,825,132)	33.94
Balance as of June 30, 2023	18,505,138	14.34	6.07
Vested and exercisable, June 30, 2023	14,758,426	$10.74	5.45	$112,834
Vested and exercisable, and expected to vest thereafter(1) June 30, 2023	18,321,690	$14.14	6.05	$115,791

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

The weighted-average grant date fair value of employee options granted for the years ended June 30, 2023, 2022, and 2021, was $10.92, $13.29, and $59.83, respectively. The aggregate intrinsic value of options exercised was approximately $12.6 million, $1.4 billion, and $0.7 billion for the years ended June 30, 2023, 2022, and 2021, respectively. The total fair value of stock options vested during the years ended June 30, 2023, 2022, and 2021 was $39.5 million, $30.3 million, and $97.4 million, respectively.

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

	Year ended June 30,
	2023	2022	2021
Volatility	59%	54%	46%
Risk-free interest rate	2.88% - 3.87%	1.47% - 3.01%	0.70% - 1.05%
Expected term (in years)	6.04	5.56	6.35
Expected dividend yield	—	—	—

As of June 30, 2023, unrecognized compensation expense related to unvested stock options was approximately $36.2 million. The weighted-average period over which such compensation expense will be recognized is approximately 2.2 years.

When an employee exercises stock options, we collect and remit taxes on the employee’s behalf to applicable taxing authorities. As of June 30, 2023 and June 30, 2022, the balance of equity exercise taxes payable was $3.4 million and $10.9 million, respectively, which is included in accounts payable on the consolidated balance sheets.

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

We recognize stock-based compensation on these awards based on the grant date fair value using an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. During the years ended June 30, 2023 and June 30, 2022, we incurred stock-based compensation expense of $94.6 million and $140.7 million, respectively, associated with the Value Creation Award as a component of general and administrative expense within the consolidated statements of operations and comprehensive loss. Based on achievement of the stock price hurdles and time-based service conditions, 1,875,000 shares vested during both years ended June 30, 2023 and 2022. As of June 30, 2023, none of these awards have been exercised.

As of June 30, 2023, unrecognized compensation expense related to the Value Creation Award was approximately $112.9 million, which is expected to be recognized over a remaining weighted-average period of 2.5 years.

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

The following table summarizes our RSU activity during the year ended June 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2022	21,387,592	$38.41
Granted	19,025,716	21.34
Vested	(12,498,098)	33.28
Forfeited, expired or cancelled	(6,262,014)	36.28
Non-vested at June 30, 2023	21,653,196	$26.99

As of June 30, 2023, unrecognized compensation expense related to unvested RSUs was approximately $473.1 million, which is expected to be recognized over a remaining weighted-average period of 1.7 years.

2020 Employee Stock Purchase Plan

On November 18, 2020, our Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum effort towards the success of the Company and that of its affiliates. A total of 10.9 million shares of Class A common stock are reserved and available for issuance under the ESPP and 1.1 million shares have been issued as of June 30, 2023. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year. At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP at the first day of the offering period, which represents the grant date. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Year ended June 30,
	2023	2022	2021
General and administrative	$239,923	$248,797	$196,554
Technology and data analytics	181,396	116,531	76,643
Sales and marketing	25,914	23,224	17,092
Processing and servicing	4,476	2,431	2,218
Total stock-based compensation in operating expenses	451,709	390,983	292,507
Capitalized into property, equipment and software, net	80,108	54,542	13,999
Total stock-based compensation	$531,817	$445,525	$306,506

In connection with the acquisition of Returnly on May 1, 2021, we issued 304,364 shares of our Class A common stock, which were held in escrow. Because the future payment of the escrowed shares was contingent on continued employment of certain employees, the arrangement represents stock-based compensation in the post combination period. The grant-date fair value was estimated based on the value of the shares at the date of closing. The escrowed shares had a requisite service period of two years and contained a performance-based vesting condition (i.e., the achievement of certain revenue targets). We recorded stock-based compensation expense on a straight-line basis for each tranche over the requisite service period, as long as the performance-based conditions were considered probable of being satisfied. During the year ended June 30, 2023, the arrangement was modified and subsequently terminated. The modification and subsequent termination resulted in the recognition of $2.0 million of incremental compensation cost within general and administrative expense in our consolidated statement of operations and comprehensive loss, as well as the release of 45,459 shares from escrow and the remittance of 258,905 shares back to the Company.

16.   Restructuring and other

On February 8, 2023, we committed to a restructuring plan (the “2023 Restructuring Plan”) designed to manage our operating expenses in response to current macroeconomic conditions and ongoing business prioritization efforts. As part of the plan, we reduced our workforce by approximately 500 employees, representing approximately 19% of our employees and incurred lease exit costs related to vacating a portion of our San Francisco office. Restructuring and other consists of employee severance pay and related costs and accelerations of amortization expense for the lease asset associated with certain of our office spaces.

For the year ended June 30, 2023, restructuring and other was comprised of the following (in thousands):

June 30, 2023
Employee severance pay and related costs	$29,654
Non-cash accelerations of depreciation and amortization expense	6,216
Restructuring and other	$35,870

The Company’s restructuring accrual activity for the year ended June 30, 2023 is summarized as follows (in thousands):

	2023 Restructuring Plan	Other Exit and Disposal Activities (1)
Accrued restructuring costs, June 30, 2022	$—	$—
Additions	26,297	2,116
Cash paid	(27,353)	—
Adjustments	1,302	—
Impact of foreign currency translation	62	—
Accrued restructuring costs, June 30, 2023	$308	$2,116

(1)Includes employee severance pay and related costs, contract cancellation charges, among other items, related to other exit and disposal activities

17.   Income Taxes

The U.S. and foreign components of income (loss) before income taxes for the years ended June 30, 2023, 2022, and 2021 are as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
U.S.	$(974,074)	$(780,699)	$(330,313)
Foreign	(15,171)	55,868	(113,057)
Total loss before income taxes	$(989,245)	$(724,831)	$(443,370)

Income tax expense (benefit) for the years ended June 30, 2023, 2022, and 2021 is summarized as follows (in thousands):

	Year Ended June 30,
	2023	2022	2021
Current
State	$759	$145	$(10)
Foreign	408	230	(410)
Total current expense	$1,167	$375	$(420)
Deferred
Federal	$137	$113	$88
State	249	281	(2,570)
Foreign	(5,453)	(18,183)	559
Total deferred expense	(5,067)	(17,789)	(1,923)
Income tax (benefit) expense	$(3,900)	$(17,414)	$(2,343)

The income tax benefit for the year ended June 30, 2023 was primarily attributable to the effects of foreign income taxes on our Canadian subsidiary and partially offset by various U.S. state and other foreign income taxes, while the income tax benefits for the years ended June 30, 2022 and June 30, 2021 were primarily attributable to a change in our assessment of the future realization of our Canadian deferred tax assets and to an adjustment to the Company's valuation allowance resulting from a deferred tax liability assumed with the acquisition of Returnly, respectively.

The following is a reconciliation of the U.S. statutory federal income tax rate to our effective tax rate for the years ended June 30, 2023, 2022, and 2021:

	Year Ended June 30,
	2023	2022	2021
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	7.7%	8.3%	9.1%
Foreign rate differential	0.1%	(0.4)%	1.5%
Stock-based compensation	(14.9)%	64.0%	66.4%
Non-deductible compensation expense	(2.2)%	(12.4)%	(8.4)%
Tax benefit related to tax credits, net	0.9%	15.4%	0.5%
Impact of change in fair value of contingent consideration	0.2%	3.3%	(5.6)%
Change in unrecognized tax benefits	(0.4)%	(6.2)%	—%
Other	(0.1)%	0.2%	1.6%
Change in valuation allowance	(11.9)%	(90.8)%	(85.6)%
Effective income tax rate	0.4%	2.4%	0.5%

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	Year Ended June 30,
	2023	2022
Net operating loss carryforwards	$1,070,325	$1,056,403
Allowance for credit losses	65,699	55,154
Stock-based compensation	45,974	51,288
Stock warrants	50,097	—
Operating lease liabilities	15,253	19,840
Purchased intangible assets	315	—
Tax credit carryforwards	74,589	69,144
Other	10,338	7,581
Total deferred tax assets	$1,332,590	$1,259,410
Capitalized R&E including internally developed software	(21,304)	(47,217)
Purchased intangible assets	—	(11,386)
Right-of-use lease assets	(8,751)	(15,289)
Stock warrants	—	(7,200)
Other	(2,670)	(2,920)
Total deferred tax liabilities	$(32,725)	$(84,012)
Valuation allowance	(1,280,216)	(1,158,246)
Deferred tax assets (liabilities), net of valuation allowance	$19,649	$17,152

We continue to recognize a full valuation allowance against our U.S. federal and state and certain foreign net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company for the years ended June 30, 2023, 2022, and 2021. The presence of a three-year cumulative loss limits the ability to consider other subjective evidence, such as our expectations of future taxable income and projections for growth. The valuation allowance increased by $122.0 million during the year ended June 30, 2023.

As a result of the integration and consolidation of our PayBright business into and with Affirm’s Canadian business, the expansion of our overall business in Canada, and other objectively verifiable positive evidence available, all of which we have concluded is sufficient to outweigh the existing negative evidence – including the presence of a three-year cumulative loss attributable to the Canadian jurisdiction, we have determined that it is more likely than not that our Canadian deferred tax assets will be realized and a valuation allowance is not required.

As of June 30, 2023, we had pretax U.S. federal net operating loss ("NOL") carryforwards of approximately $3,393.3 million, state NOL carryforwards of $4,706.7 million, Canadian NOL carryforwards of $77.4 million, and U.K. NOL carryforwards of $9.6 million. If not utilized, certain U.S. federal and state NOL carryforwards will begin to expire in 2029, whereas others have an unlimited carryforward period, and foreign NOL carryforwards will begin to expire in 2039, with others that have an unlimited carryforward period as well. Additionally, as of June 30, 2023, we also had U.S. federal and state research and development tax credit carryforwards of $87.8 million and $41.9 million, respectively. The U.S. federal research and development tax credit carryforwards will begin to expire in 2041 while the state research and development tax credits may be carried forward indefinitely. As of June 30, 2023, the Company also had other state tax credit carryforwards of $2.6 million, which will begin to expire in 2024 if not utilized.

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

The Company accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (in thousands):

	Year ended June 30,
	2023	2022	2021
Beginning balance	$47,867	$—	$—
Gross increase for tax positions related to the current year	5,828	28,407	—
Gross increase for tax positions related to prior years	—	19,460	—
Gross decrease for tax positions related to prior years	(1,845)	—	—
Ending balance	$51,850	$47,867	$—

As of June 30, 2023, the Company had no unrecognized tax benefits related to uncertain tax positions that, if recognized, would impact the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

Interest and penalties on unrecognized tax benefits are recorded as a component of tax expense. During the years ended June 30, 2023, 2022, and 2021, we did not recognize accrued interest and penalties related to unrecognized tax benefits.

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

18.   Net Loss per Share Attributable to Common Stockholders

The following tables present basic and diluted net loss per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Year ended June 30, 2023
	Class A	Class B
Numerator:
Net loss	$(785,080)	$(200,265)
Net loss attributable to common stockholders - basic and diluted	$(785,080)	$(200,265)
Denominator:
Weighted average shares of common stock - basic	235,316,821	60,026,645
Weighted average shares of common stock - diluted	235,316,821	60,026,645
Net loss per share:
Basic	$(3.34)	$(3.34)
Diluted	$(3.34)	$(3.34)

	Year ended June 30, 2022
	Class A	Class B
Numerator:
Net loss	$(536,654)	$(170,763)
Net loss attributable to common stockholders - basic and diluted	$(536,654)	$(170,763)
Denominator:
Weighted average shares of common stock - basic	213,703,749	68,000,292
Weighted average shares of common stock - diluted	213,703,749	68,000,292
Net loss per share:
Basic	$(2.51)	$(2.51)
Diluted	$(2.51)	$(2.51)

The following common stock equivalents, presented based on amounts outstanding, were excluded from the calculation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	Year ended June 30,
	2023	2022	2021
Stock options, including early exercise of options	18,505,138	18,922,009	44,178,776
Restricted stock units	21,653,196	21,387,592	14,238,738
Common stock warrants	5,859,226	5,817,203	350,000
Employee stock purchase plan shares	485,465	614,659	—
Total	46,503,025	46,741,463	58,767,514

19.   Segments and Geographical Information

We conduct our operations through a single operating segment and, therefore, one reportable segment.

Revenue

Revenue by geography is based on the billing addresses of the borrower or the location of the merchant’s national headquarters. The following table sets forth revenue by geographic area (in thousands):

	Year ended June 30,
	2023	2022	2021
United States	$1,540,044	$1,304,304	$857,222
Canada	47,423	44,852	13,242
Other	518	136	—
Total	$1,587,985	$1,349,292	$870,464

Long-Lived Assets

The following table summarizes our long-lived assets, which consists of property, equipment and software, net and operating lease right-of-use assets, by geographic area (in thousands):

	Year ended June 30,
	2023	2022
United States	$317,354	$217,532
Canada	2,488	4,390
Other	$463	$231
Total	$320,306	$222,153

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance, not absolute assurance, of achieving the desired control objectives, and management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023, and were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed in our reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. In order to evaluate the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Internal control over financial reporting refers to the process, designed under the supervision and with the participation of management, including our CEO and our CFO, and overseen by the Company’s Board of Directors, to provide reasonable, but not absolute, assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and includes policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, no matter how well designed and operated, can only provide reasonable, not absolute assurance, that its objectives will be met. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but such improvements will be subject to the same inherent limitations outlined in this section.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2023 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023, and its report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Affirm Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Affirm Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2023, of the Company and our report dated August 25, 2023, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
San Francisco, California
August 25, 2023

ITEM 9B. OTHER INFORMATION

(a) None.
(b) Not applicable.
(c) Trading Plans
During the three months ended June 30, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the sections titled “Board of Directors and Corporate Governance,” “Executive Officers” and “Other Matters” of our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2023.

Our board of directors has adopted a Code of Ethics and Business Conduct (the “Code of Conduct”) applicable to all officers, directors and employees, including our principal executive, principal financial and principal accounting officers, which is available on our website (investors.affirm.com) under “Corporate Governance.” We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding future amendments to certain provisions of the Code of Conduct and waivers of the Code of Conduct granted to executive officers and directors by posting such information at the website address specified above within four business days following the date of the amendment or waiver.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections titled “Board of Directors and Corporate Governance” and “Executive Compensation” of our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2023.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections titled “Board of Directors and Corporate Governance” and “Certain Relationships and Related-Party Transactions” of our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2023.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section titled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” of our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2023.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
The following documents are filed as a part of this Annual Report on Form 10-K:
(a) Financial Statements

Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8, of this Annual Report on Form 10-K.

(b) Financial Statement Schedules

All schedules have been omitted because the required information is not present or not present in amounts sufficient to require submission of the schedules, or because the information required is included in Part II, Item 8, of this Annual Report on Form 10-K.

(c) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39888	3.1	January 15, 2021
3.2	Amended and Restated Bylaws	8-K	001-39888	3.1	September 22, 2022
4.1	Description of Capital Stock					X
4.2	Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of November 10, 2021*	8-K	001-39888	4.1	November 10, 2021
4.3	Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of November 10, 2021*	8-K	001-39888	4.2	November 10, 2021
4.4	Indenture, dated November 23, 2021, between Affirm Holdings, Inc. and Wilmington Trust, National Association, as trustee	8-K	001-39888	4.1	November 23, 2021
4.5	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.4)	8-K	001-39888	4.2	November 23, 2021
10.1	Form of Indemnification Agreement between the Company and its directors and officers	S-1	333-250184	10.1	November 18, 2020
10.2	Revolving Credit Agreement, dated as of February 4, 2022, among Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Barclays Bank PLC	8-K	001-39888	10.1	February 10, 2022
10.3	Amendment No. 1 to Revolving Credit Agreement, dated August 15, 2022, between Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Barclays Bank PLC	10-Q	001-39888	10.1	November 8, 2022
10.4	Loan Sale Agreement, dated as of September 18, 2020, by and between Celtic Bank Corporation and Affirm, Inc.*					X
10.5	Marketing and Servicing Agreement, dated as of September 18, 2020, by and between Celtic Bank Corporation and Affirm, Inc.*					X
10.6	Customer Installment Program Agreement, dated as of July 16, 2020, by and between Shopify Inc. and Affirm, Inc.	S-1/A	333-250184	10.7	November 20, 2020
10.7	Amendment No. 1 to Customer Installment Program Agreement, effective as of February 26, 2021, between Shopify Inc. and Affirm, Inc.*	10-Q	001-39888	10.3	May 17, 2021
10.8	Amended and Restated Amendment No. 2 to Customer Installment Program Agreement, dated as of July 27, 2021, by and between Shopify Inc. and Affirm, Inc.*	10-K	001-39888	10.1	September 17, 2021
10.9	Amendment No. 3 to Customer Installment Program Agreement, dated as of May 6, 2022, by and between Shopify Inc. and Affirm, Inc.*	10-K	001-39888	10.9	August 29, 2022

10.10	Third Program Outline, effective as of October 28, 2022, pursuant to the Customer Installment Program Agreement between Shopify Inc. and Affirm, Inc.*	10-Q	001-39888	10.1	February 8, 2023
10.11	Amendment No. 4 to Customer Installment Program Agreement, dated December 16, 2022 by and between Shopify, Inc. and Affirm, Inc.*	10-Q	001-39888	10.2	February 8, 2023
10.12	Amendment No. 5 to Customer Installment Program Agreement, dated March 31, 2023 by and between Shopify, Inc. and Affirm, Inc.*	10-Q	001-39888	10.1	May 9, 2023
10.13	Amended and Restated Installment Financing Services Agreement, dated as of November 10, 2021, by and among Affirm Holdings, Inc., Amazon.com Services LLC and Amazon Payments, Inc.*	8-K	001-39888	10.1	November 10, 2021
10.14	Transaction Agreement, dated as of November 10, 2021, by and between Affirm Holdings, Inc. and Amazon.com Services LLC*	8-K	001-39888	10.2	November 10, 2021
10.15+	Amended and Restated 2012 Stock Plan	10-Q	001-39888	10.3	February 8, 2023
10.16+	Form of Stock Option Agreement pursuant to the Affirm Holdings, Inc. Amended and Restated 2012 Stock Plan	10-Q	001-39888	10.4	February 14, 2022
10.17+	Form of RSU Agreement pursuant to the Affirm Holdings, Inc. Amended and Restated 2012 Stock Plan	10-Q	001-39888	10.5	February 14, 2022
10.18+	2020 Employee Stock Purchase Plan	S-1/A	333-250184	10.3	November 20, 2020
10.19+	Cash Incentive Plan	10-Q	001-39888	10.4	May 17, 2021
10.20+	Officer Severance Plan	10-K	001-39888	10.17	August 29, 2022
21.1	Subsidiaries of the Company					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accountant					X
24.1	Power of Attorney (see signature page hereto)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
†	Furnished herewith.
+	Denotes management contract or compensatory plan or arrangement.
*	Portions of the exhibit have been omitted as the Company has determined that: (i) the omitted information is not material; and (ii) the Company customarily and actually treats the omitted information as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFIRM HOLDINGS, INC.

Date: August 25, 2023	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below hereby constitutes and appoints Max Levchin, Michael Linford and Katherine Adkins, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Max Levchin	Chairman of the Board of Directors and Chief Executive Officer	August 25, 2023
Max Levchin	(principal executive officer)

/s/ Michael Linford	Chief Financial Officer	August 25, 2023
Michael Linford	(principal financial officer)

/s/ Siphelele Jiyane	VP, Controller	August 25, 2023
Siphelele Jiyane	(principal accounting officer)

/s/ Jeremy Liew	Director	August 25, 2023
Jeremy Liew

/s/ Libor Michalek	President and Director	August 25, 2023
Libor Michalek

/s/ Jenny J. Ming	Director	August 25, 2023
Jenny J. Ming

/s/ Christa S. Quarles	Director	August 25, 2023
Christa S. Quarles

/s/ Keith Rabois	Director	August 25, 2023
Keith Rabois

/s/ Jacqueline D. Reses	Director	August 25, 2023
Jacqueline D. Reses

/s/ Noel Watson	Director	August 25, 2023
Noel Watson

/s/ James D. White	Director	August 25, 2023
James D. White