Form 10-Q
period 2023-09-30
Affirm Holdings, Inc.
filed 2023-11-08
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

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

As of November 3, 2023, the number of shares of the registrant’s Class A common stock outstanding was 242,120,237 and the number of shares of the registrant’s Class B common stock outstanding was 59,613,337.

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
•our ability to successfully maintain our relationship with existing originating bank partners and engage additional originating bank partners;
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
Forward-looking statements, including statements such as “we believe” and similar statements, are based on our management’s current beliefs, opinions and assumptions and on information currently available as of the date of this Report. Such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-Q and in our most recently filed Annual Report on Form 10-K for the fiscal year ended June 30, 2023 (the “Annual Report”). Other sections of this Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive, heavily regulated and rapidly changing environment. New risks emerge from time to time, and it is not possible for our management to predict all risks that we may face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause our actual results to differ from those contained in, or implied by, any forward-looking statements.

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

Part I - Financial Information

Item 1. Financial Statements

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	September 30, 2023	June 30, 2023
Assets
Cash and cash equivalents	$1,079,261	$892,027
Restricted cash	409,231	367,917
Securities available for sale at fair value	1,021,630	1,174,653
Loans held for sale	145	76
Loans held for investment	4,549,422	4,402,962
Allowance for credit losses	(232,068)	(204,531)
Loans held for investment, net	4,317,354	4,198,431
Accounts receivable, net	236,234	199,085
Property, equipment and software, net	338,749	290,135
Goodwill	536,418	542,571
Intangible assets	19,828	34,434
Commercial agreement assets	156,115	177,672
Other assets	292,184	278,614
Total assets	$8,407,149	$8,155,615
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$27,345	$28,602
Payable to third-party loan owners	109,498	53,852
Accrued interest payable	19,589	13,498
Accrued expenses and other liabilities	160,328	180,883
Convertible senior notes, net	1,415,080	1,414,208
Notes issued by securitization trusts	2,398,758	2,165,577
Funding debt	1,709,751	1,764,812
Total Liabilities	5,840,349	5,621,432
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 241,468,132 shares issued and outstanding as of September 30, 2023; 3,030,000,000 shares authorized, 237,230,381 shares issued and outstanding as of June 30, 2023	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 59,613,755 shares issued and outstanding as of September 30, 2023; 140,000,000 authorized, 59,615,836 shares issued and outstanding as of June 30, 2023	1	1
Additional paid in capital	5,355,032	5,140,850
Accumulated deficit	(2,763,030)	(2,591,247)
Accumulated other comprehensive loss	(25,205)	(15,423)
Total stockholders’ equity	2,566,800	2,534,183
Total liabilities and stockholders’ equity	$8,407,149	$8,155,615

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

	September 30, 2023	June 30, 2023
Assets of consolidated VIEs, included in total assets above
Restricted cash	$216,243	$203,872
Loans held for investment	4,335,514	4,151,606
Allowance for credit losses	(198,932)	(178,252)
Loans held for investment, net	4,136,582	3,973,354
Accounts receivable, net	2,958	8,196
Other assets	16,499	18,210
Total assets of consolidated VIEs	$4,372,282	$4,203,632
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$2,845	$2,894
Accrued interest payable	19,588	13,498
Accrued expenses and other liabilities	19,587	17,825
Notes issued by securitization trusts	2,398,758	2,165,577
Funding debt	1,648,297	1,656,400
Total liabilities of consolidated VIEs	4,089,075	3,856,194
Total net assets of consolidated VIEs	$283,207	$347,438

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2023	2022
Revenue
Merchant network revenue	$145,950	$113,149
Card network revenue	33,476	26,708
Total network revenue	179,426	139,857
Interest income	262,679	136,802
Gain on sales of loans	34,285	63,595
Servicing income	20,157	21,370
Total revenue, net	$496,547	$361,624
Operating expenses
Loss on loan purchase commitment	$34,866	$35,610
Provision for credit losses	99,696	64,250
Funding costs	73,931	25,066
Processing and servicing	75,671	54,359
Technology and data analytics	132,965	144,961
Sales and marketing	146,866	163,873
General and administrative	140,334	160,972
Restructuring and other	1,665	—
Total operating expenses	705,994	649,091
Operating loss	$(209,447)	$(287,467)
Other income, net	38,707	36,018
Loss before income taxes	$(170,740)	$(251,449)
Income tax (benefit) expense	1,043	(180)
Net loss	$(171,783)	$(251,269)
Other comprehensive loss
Foreign currency translation adjustments	$(11,898)	$(21,546)
Unrealized gain (loss) on securities available for sale, net	1,353	(5,528)
Gain on cash flow hedges	763	—
Net other comprehensive loss	(9,782)	(27,074)
Comprehensive loss	$(181,565)	$(278,343)
Per share data:
Net loss per share attributable to common stockholders for Class A and Class B
Basic	$(0.57)	$(0.86)
Diluted	$(0.57)	$(0.86)
Weighted average common shares outstanding
Basic	303,839,670	290,929,270
Diluted	303,839,670	290,929,270

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of June 30, 2023	296,846,217	$3	$5,140,850	$(2,591,247)	$(15,423)	$2,534,183
Issuance of common stock upon exercise of stock options	495,350	—	3,625	—	—	3,625
Vesting of restricted stock units	3,740,320	—	—	—	—	—
Vesting of warrants for common stock	—	—	95,910	—	—	95,910
Stock-based compensation	—	—	151,162	—	—	151,162
Tax withholding on stock-based compensation	—	—	(36,515)	—	—	(36,515)
Foreign currency translation adjustments	—	—	—	—	(11,898)	(11,898)
Unrealized gain on securities available for sale	—	—	—	—	1,353	1,353
Gain on cash flow hedges	—	—	—	—	763	763
Net loss	—	—	—	(171,783)	—	(171,783)
Balance as of September 30, 2023	301,081,887	$3	$5,355,032	$(2,763,030)	$(25,205)	$2,566,800

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of June 30, 2022	287,365,373	$3	$4,231,303	$(1,605,902)	$(7,149)	$2,618,255
Issuance of common stock upon exercise of stock options	215,949	—	1,192	—	—	1,192
Forfeiture of common stock related to acquisitions	(243,384)	—	—	—	—	—
Repurchases of common stock	(12,437)	—	(109)	—	—	(109)
Vesting of restricted stock units	2,166,715	—	—	—	—	—
Vesting of warrants for common stock	—	—	108,742	—	—	108,742
Stock-based compensation	—	—	141,012	—	—	141,012
Tax withholding on stock-based compensation	—	—	(27,311)	—	—	(27,311)
Foreign currency translation adjustments	—	—	—	—	(21,546)	(21,546)
Unrealized loss on securities available for sale	—	—	—	—	(5,528)	(5,528)
Net loss	—	—	—	(251,269)	—	(251,269)
Balance as of September 30, 2022	289,492,216	$3	$4,454,829	$(1,857,171)	$(34,223)	$2,563,438

(1)The share amounts listed above combine common stock, Class A common stock and Class B common stock.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(171,783)	$(251,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	99,696	64,250
Amortization of premiums and discounts on loans, net	(41,138)	(34,595)
Gain on sales of loans	(34,285)	(63,595)
Changes in fair value of assets and liabilities	(4,110)	3,906
Amortization of commercial agreement assets	21,557	21,557
Amortization of debt issuance costs	5,534	1,076
Amortization of discount on securities available for sale	(12,120)	(7,620)
Commercial agreement warrant expense	95,910	108,743
Stock-based compensation	112,359	119,808
Depreciation and amortization	40,131	20,882
Impairment of right of use assets	752	—
Other	(4,730)	2,053
Change in operating assets and liabilities:
Purchases of loans held for sale	(1,222,224)	(1,655,213)
Proceeds from the sale of loans held for sale	1,228,110	1,707,838
Accounts receivable, net	(42,208)	(6,649)
Other assets	(12,566)	(3,000)
Accounts payable	(1,257)	1,462
Payable to third-party loan owners	55,646	19,428
Accrued interest payable	6,264	(1,078)
Accrued expenses and other liabilities	(20,636)	3,231
Net cash provided by operating activities	98,902	51,215
Cash flows from investing activities
Purchases and origination of loans held for investment	(4,229,667)	(2,744,825)
Proceeds from the sale of loans held for investment	899,238	326,713
Principal repayments and other loan servicing activity	3,184,851	2,206,725
Additions to property, equipment and software	(35,817)	(31,151)
Purchases of securities available for sale	(96,813)	(104,629)
Proceeds from maturities and repayments of securities available for sale	262,293	464,492
Other investing cash inflows/(outflows)	56	(52)
Net cash provided by (used in) investing activities	(15,859)	117,273
Cash flows from financing activities
Proceeds from funding debt	2,896,251	1,193,761
Payment of debt issuance costs	(10,490)	(7,423)
Principal repayments of funding debt	(2,938,674)	(1,059,607)
Proceeds from issuance of notes and residual trust certificates by securitization trusts	750,000	249,931
Principal repayments of notes issued by securitization trusts	(515,377)	(150,713)
Proceeds from exercise of common stock options and warrants and contributions to ESPP	3,611	1,013
Repurchases of common stock	—	(109)
Payments of tax withholding for stock-based compensation	(36,515)	(27,311)
Net cash provided by financing activities	148,806	199,542
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,301)	(5,299)
Net increase in cash, cash equivalents and restricted cash	228,548	362,731
Cash, cash equivalents and restricted cash, beginning of period	1,259,944	1,550,807
Cash, cash equivalents and restricted cash, end of period	$1,488,492	$1,913,538

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2023	2022
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	1,079,261	1,530,132
Restricted cash	409,231	383,406
Total cash, cash equivalents and restricted cash	$1,488,492	$1,913,538

	Three Months Ended September 30,
	2023	2022
Supplemental disclosures of cash flow information
Cash payments for interest expense	$64,868	$22,819
Cash paid for operating leases	4,104	4,167
Cash paid for income taxes	312	138
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	38,803	21,204

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

1.   Business Description

Affirm Holdings, Inc. (“Affirm,” the “Company,” “we,” “us,” or “our”), headquartered in San Francisco, California, provides consumers with a simpler, more transparent, and flexible alternative to traditional payment options. Our mission is to deliver honest financial products that improve lives. Through our next-generation commerce platform, agreements with originating banks, and capital markets partners, we enable consumers to confidently pay for a purchase over time, with terms ranging up to sixty months. When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model, and once approved, the consumer selects their preferred repayment option. Loans are directly originated or funded and issued by our originating bank partners.

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

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), disclosure requirements for interim financial information, and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2023. The balance sheet as of June 30, 2023 has been derived from the audited financial statements at that date. Management believes these interim condensed consolidated financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Significant Accounting Policies

There were no material changes to our significant accounting policies as disclosed in Note 2. Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, which was filed with the SEC on August 25, 2023.

3.   Revenue

The following table presents our revenue disaggregated by revenue source (in thousands):

	Three Months Ended September 30,
	2023	2022
Merchant network revenue	$145,950	$113,149
Card network revenue	33,476	26,708
Interest income	262,679	136,802
Gain on sales of loans	34,285	63,595
Servicing income	20,157	21,370
Total revenue, net	$496,547	$361,624

Merchant Network Revenue — Revenue from Contracts with Customers

Merchant network revenue consists of merchant fees. Merchant partners (or integrated merchants) are generally charged a fee based on gross merchandise volume (“GMV”) processed through the Affirm platform. The fees vary depending on the individual arrangement between us and each merchant and on the terms of the product offering. The fee is recognized at the point in time the merchant successfully confirms the transaction, which is when the terms of the executed merchant agreement are fulfilled.

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

For the three months ended September 30, 2023 and 2022, there were no merchants that exceeded 10% of total revenue.

Card Network Revenue — Revenue from Contracts with Customers

We have agreements with card-issuing partners to facilitate the issuance of physical and virtual debit cards to be used by consumers at checkout. Consumers can apply at Affirm.com or via the Affirm app and, upon approval, receive a single-use virtual card to use digitally online or in-store. The card is funded at the time a transaction is authorized using cash held by the card-issuing partner in a reserve fund. Eligible consumers can also use the Affirm Card, a debit card issued by a card-issuing partner to pay in full, debited from their bank account, or pay later, by using a unique post-purchase feature that allows them to instantly convert any eligible debit transaction into an installment loan. Where applicable, our originating bank partner, or wholly-owned subsidiaries, then originates a loan to the consumer after the transaction is confirmed by the merchant. The merchant is charged interchange fees for each successful debit card transaction, and a portion of this revenue is shared with us by our card-issuing partners.

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

Interest Income

Interest income consisted of the following components (in thousands):

	Three Months Ended September 30,
	2023	2022
Contractual interest income on unpaid principal balance	$226,158	$106,138
Amortization of discount on loans	45,118	38,969
Amortization of premiums on loans	(3,980)	(4,374)
Interest receivable charged-off, net of recoveries	(4,617)	(3,931)
Total interest income	$262,679	$136,802

We accrue interest income using the effective interest method, which includes the amortization of any discounts or premiums on loan receivables created upon the purchase of a loan from our originating bank partners or upon the origination of a loan. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of September 30, 2023 and June 30, 2023, the balance of loans held for investment on non-accrual status was $1.2 million and $1.8 million, respectively.

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

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Unpaid principal balance	$4,585,570	$4,451,324
Accrued interest receivable	46,886	41,079
Premiums on loans held for investment	6,828	7,135
Less: Discount due to loss on loan purchase commitment	(49,805)	(51,190)
Less: Discount due to loss on directly originated loans	(40,025)	(45,145)
Less: Fair value adjustment on loans acquired through business combination	(32)	(241)
Total loans held for investment	$4,549,422	$4,402,962

Loans held for investment includes loans originated through our originating bank partners and directly originated loans. The majority of the loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $4.6 billion and $3.5 billion during the three months ended September 30, 2023 and 2022, respectively.

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

The following table presents an analysis of the credit quality, by ITACs score, of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination on loans held for investment and loans held for sale (in thousands) as of September 30, 2023:

	September 30, 2023
	Amortized Costs Basis by Fiscal Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
96+	$1,293,647	$1,393,864	$28,287	$8,601	$26	$10	$2,724,435
94 – 96	565,028	614,611	3,550	211	15	8	1,183,422
90 – 94	96,511	65,347	1,562	18	2	4	163,444
<90	12,675	2,300	1,032	4	2	—	16,013
No score (1)	133,271	232,740	41,876	6,721	254	215	415,077
Total amortized cost basis	$2,101,132	$2,308,862	$76,307	$15,555	$299	$237	$4,502,391

(1)This balance represents loan receivables in markets without sufficient data currently available for use by the Affirm scoring methodology including loan receivables originated in Canada.

The following table presents net charge-offs by fiscal year of origination for the three months ended (in thousands) as of September 30, 2023:

	September 30, 2023
	Net Charge-offs by Fiscal Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
Current period charge-offs	(1,329)	(65,283)	(3,916)	(234)	(46)	(34)	(70,842)
Current period recoveries	17	2,830	2,399	275	5	27	5,552
Current period net charge-offs	(1,312)	(62,453)	(1,517)	41	(41)	(7)	(65,290)

The following table presents an analysis of the credit quality, by ITACs score, of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination on loans held for investment and loans held for sale (in thousands) as of June 30, 2023:

	June 30, 2023
	Amortized Costs Basis by Fiscal Year of Origination
	2023	2022	2021	2020	2019	Prior	Total
96+	$2,628,060	$39,428	$18,910	$3,439	$9	$1	$2,689,847
94 – 96	1,104,553	7,755	439	77	6	2	1,112,832
90 – 94	133,940	3,116	26	2	4	—	137,088
<90	13,363	1,623	4	2	—	—	14,992
No score (1)	335,690	59,204	11,562	489	252	9	407,206
Total amortized cost basis	$4,215,606	$111,126	$30,941	$4,009	$271	$12	$4,361,965

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

	September 30, 2023	June 30, 2023
Non-delinquent loans	$4,270,534	$4,183,248
4 – 29 calendar days past due	120,564	92,876
30 – 59 calendar days past due	46,927	36,399
60 – 89 calendar days past due	34,279	28,171
90 – 119 calendar days past due(1)	30,087	21,271
Total amortized cost basis	$4,502,391	$4,361,965

(1)Includes $29.7 million and $20.9 million of loan receivables as of September 30, 2023 and June 30, 2023, respectively, that are 90 days or more past due, but are not on nonaccrual status.

We maintain an allowance for credit losses at a level sufficient to absorb expected credit losses based on evaluating known and inherent risks in our loan portfolio. The allowance for credit losses is determined based on our current estimate of expected credit losses over the remaining contractual term, historical credit losses, consumer payment trends, estimates of recoveries, and future expectations as of each balance sheet date. Adjustments to the allowance each period for changes in our estimate of lifetime expected credit losses are recognized in earnings through the provision for credit losses presented on our interim condensed consolidated statements of operations and comprehensive loss. When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for credit losses. Loans are charged off in accordance with our charge-off policy, as the contractual principal becomes 120 days past due. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses.

The following table details activity in the allowance for credit losses, including charge-offs, recoveries and provision for loan losses (in thousands):

	Three Months Ended September 30,
	2023	2022
Balance at beginning of period	$204,531	$155,392
Provision for loan losses	92,827	61,869
Charge-offs	(70,842)	(71,036)
Recoveries of charged-off receivables	5,552	6,800
Balance at end of period	$232,068	$153,025

Loan Modifications for Borrowers Experiencing Financial Difficulty

We have a loan modification program for eligible borrowers facing financial difficulty if they have at least one outstanding loan with Affirm and certain other eligibility criteria are met. We consider a borrower to be experiencing financial difficulty when a loan is between 30 and 120 days past due at the time of modification. The objective of the loan modification program is to offer borrowers assistance during times of financial stress, increase recovery rates, and minimize losses.

We have two primary loan modification strategies: payment deferrals and loan re-amortization. A payment deferral provides the borrower relief by extending the due date for the next payment due. While a borrower may obtain more than one deferral, the total deferral period may not exceed three months. A loan re-amortization provides the borrower relief by lowering monthly payments through extending the term length of the loan. The total interest due from the consumer will not exceed the initial total interest due prior to modification. A loan may not be re-amortized more than once.

The following table presents the amortized cost basis of loans excluding accrued interest receivable that were modified for borrowers experiencing financial difficulty during the three months ended September 30, 2023, by type of modification (in thousands):

	Three Months Ended September 30, 2023
	Payment Deferral	Loan Re-amortization	Total	% of Total Loan Receivables Outstanding
Loans receivables	2,801	152	2,953	0.07%

With respect to borrowers who received payment deferrals during the three months ended September 30, 2023, the length of each deferral period was one month.

With respect to borrowers who received loan re-amortization during the three months ended September 30, 2023, the payment amount was reduced by half and the term of the loan was extended between two and twelve months.

We closely monitor the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. We hold an allowance for credit losses for modified loans classified as held for investment. Our allowance estimate considers whether a loan has been modified due to a borrower experiencing financial difficulty and the increased likelihood that such loan may become delinquent or charge-off in the future.

The following table presents the delinquency status as of September 30, 2023 (in thousands), by amortized cost basis excluding accrued interest receivable, of loan receivables that have been modified within the last 12 months where the borrower was experiencing financial difficulty at the time of modification:

	September 30, 2023
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$4,515	$268	$4,783
4 – 29 calendar days past due	1,304	112	1,416
30 – 59 calendar days past due	139	65	204
60 – 89 calendar days past due	75	6	81
90 – 119 calendar days past due	65	2	67
Total amortized cost basis	$6,098	$453	$6,551

With respect to modifications during the last 12 months where the borrower was experiencing financial difficulty at the time of modification, the amortized cost basis of loans which have been subsequently charged off, or are delinquent by 60 days or more as of September 30, 2023, is immaterial.

5. Acquisitions

There were no acquisitions accounted for as business combinations completed in the three months ended September 30, 2023 and 2022.

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

There were no transaction costs associated with the acquisition for the three months ended September 30, 2023.

6.   Balance Sheet Components

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, affiliate network partners and servicing fees due from third-party loan owners. For each of these groups, we evaluate accounts receivable to determine management’s current estimate of expected credit losses based on historical experience and future expectations and record an allowance for credit losses. Our allowance for credit losses with respect to accounts receivable was $11.0 million and $12.9 million as of September 30, 2023 and June 30, 2023, respectively.

Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Internally developed software	$443,992	$377,301
Leasehold improvements	20,279	20,214
Computer equipment	10,252	10,187
Furniture and equipment	6,586	6,503
Total property, equipment and software, at cost	$481,109	$414,205
Less: Accumulated depreciation and amortization	(142,360)	(124,070)
Total property, equipment and software, net	$338,749	$290,135

Depreciation and amortization expense on property, equipment and software was $26.0 million and $13.5 million for the three months ended September 30, 2023 and 2022, respectively.

No impairment losses related to property, equipment and software were recorded during the three months ended September 30, 2023 and 2022.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the three months ended September 30, 2023 were as follows (in thousands):

Balance as of June 30, 2023	$542,571
Adjustments (1)	(6,152)
Balance as of September 30, 2023	$536,418

(1)Adjustments to goodwill during the three months ended September 30, 2023 primarily pertained to foreign currency translation adjustments.

No impairment losses related to goodwill were recorded during the three months ended September 30, 2023 and 2022.

Intangible assets consisted of the following (in thousands):

	September 30, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,914	$(35,129)	$2,786	0.3
Developed technology	39,488	(34,935)	4,553	0.4
Assembled workforce	12,490	(12,079)	410	0.1
Trademarks and domains, definite	1,458	(1,027)	431	1.5
Trademarks, licenses and domains, indefinite	11,298	—	11,298	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$102,998	$(83,170)	$19,828

	June 30, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$38,129	$(27,637)	$10,492	0.6
Developed technology	39,626	(30,653)	8,973	0.6
Assembled workforce	12,490	(9,983)	2,507	0.3
Trademarks and domains, definite	1,481	(990)	491	1.7
Trademarks, licenses and domains, indefinite	11,621	—	11,621	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,697	$(69,263)	$34,434

Amortization expense for intangible assets was $14.2 million and $7.4 million for the three months ended September 30, 2023 and 2022, respectively. No impairment losses related to intangible assets were recorded during the three months ended September 30, 2023 and 2022.

The expected future amortization expense of these intangible assets as of September 30, 2023 is as follows (in thousands):

2024 (remaining nine months)	$6,646
2025	1,365
2026	155
2027	15
2028 and thereafter	—
Total amortization expense	$8,180

Commercial Agreement Assets

In November 2021, we granted warrants in connection with our commercial agreements with certain subsidiaries of Amazon.com, Inc. (“Amazon”). The warrants were granted in exchange for certain performance provisions and the benefit of acquiring new users. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested upon grant. The asset was valued based on the fair value of the warrants and represents the probable future economic benefit to be realized over the approximate three year term of the commercial agreement at the grant date. For the three months ended September 30, 2023 and 2022, we recognized amortization expense of $10.4 million for both periods in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense. Refer to Note 14. Stockholders’ Equity for further discussion of the warrants.

In July 2020, we recognized an asset in connection with a commercial agreement with Shopify Inc. (“Shopify”), in which we granted warrants in exchange for the opportunity to acquire new merchant partners. This asset represents the probable future economic benefit to be realized over the expected benefit period and is valued based on the fair value of the warrants on the grant date. We recognized an asset of $270.6 million associated with the fair value of the warrants, which were fully vested as of September 30, 2023. The expected benefit period of the asset was initially estimated to be four years, and the remaining useful life of the asset is reevaluated each reporting period. During fiscal year 2022, the remaining expected benefit period was extended by two years upon the execution of an amendment to the commercial agreement with Shopify which extended the term of the agreement. During the three months ended September 30, 2023 and 2022, we recorded amortization expense related to the commercial agreement asset of $9.0 million for both periods in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

In January 2021, we recognized an asset in connection with a commercial agreement with an enterprise partner, in which we granted stock appreciation rights in exchange for the benefit of acquiring access to the partner's consumers. This asset represents the probable future economic benefit to be realized over the three-year expected benefit period and is valued based on the fair value of the stock appreciation rights on the grant date. We initially recognized an asset of $25.9 million associated with the fair value of the stock appreciation rights. During the three months ended September 30, 2023 and 2022, we recorded amortization expense related to the asset of $2.1 million for both periods in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

Other Assets

    Other assets consisted of the following (in thousands):

	September 30, 2023	June 30, 2023
Processing reserves	$65,421	$60,039
Equity securities, at cost	51,870	43,172
Derivative instruments	41,216	50,545
Operating lease right-of-use assets	27,227	30,171
Prepaid payroll taxes for stock-based compensation	29,508	14,336
Prepaid expenses	25,544	35,626
Other assets	51,398	44,725
Total other assets	$292,184	$278,614

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands)

	September 30, 2023	June 30, 2023
Operating lease liability	$49,071	$52,557
Accrued expenses	42,173	50,704
Collateral held for derivative instruments	41,401	53,267
Other liabilities	27,683	24,355
Total accrued expenses and other liabilities	$160,328	$180,883

7. Leases

We lease facilities under operating leases with various expiration dates through 2030. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from nine months to one year. As of September 30, 2023, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to seven years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. The cash collateral and deposits for the letters of credit have been recognized as restricted cash in the interim condensed consolidated balance sheets and totaled $8.9 million and $9.7 million as of September 30, 2023 and June 30, 2023, respectively.

During the three months ended September 30, 2023, we decided to sublease a portion of our leased office space in San Francisco. As a result, we recorded a lease impairment charge of $0.8 million related to several of our operating lease ROU assets, included in general and administrative expense on our interim consolidated statements of operations and comprehensive loss. There was no impairment expense incurred related to leases during the three months ended September 30, 2022.

Operating lease expense is as follows (in thousands):

	Three Months Ended September 30,
	2023	2022
Operating lease expense (1)	$2,986	$3,800

(1)Lease expenses for our short-term leases were immaterial for the periods presented.

We have subleased a portion of our leased facilities. Sublease income totaled $0.9 million during the three months ended September 30, 2023 and 2022.

Lease term and discount rate information are summarized as follows:

September 30, 2023
Weighted average remaining lease term (in years)	3.7
Weighted average discount rate	4.8%

As of September 30, 2023, future minimum lease payments are as follows (in thousands):

2024 (remaining nine months)	$12,380
2025	16,317
2026	15,371
2027	2,680
2028	2,185
Thereafter	5,503
Total lease payments	54,436
Less imputed interest	(5,365)
Present value of total lease liabilities	$49,071

8.   Commitments and Contingencies

Repurchase Obligation

Under the normal terms of our whole loans sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representations and warranties is identified. Generally, a breach in representations and warranties could occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. This amount was not material as of September 30, 2023.

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

Quiroga v. Levchin, et al.

On March 29, 2023, plaintiff John Quiroga filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of California (the “Quiroga action”) against Affirm, as a nominal defendant, and certain of Affirm’s current officers and directors as defendants based on allegations substantially similar to those in the Kusnier action. The Quiroga complaint purports to assert claims on Affirm’s behalf for contribution under the federal securities laws, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks corporate reforms, unspecified damages and restitution, and fees and costs. On May 1, 2023, the action was stayed by agreement of the parties. The stay can be lifted at the request of either party or upon certain conditions relating to the resolution of the Kusnier action.

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

Vallieres v. Levchin, et al.

On September 14, 2023, plaintiff Michael Vallieres filed a shareholder derivative lawsuit in the U.S. District Court for the District of Delaware against Affirm, as a nominal defendant, and certain of Affirm’s current officers and directors as defendants based on allegations substantially similar to those in the Kusnier, Quiroga, and Jeffries actions. The Vallieres complaint purports to assert claims on Affirm's behalf for breach of fiduciary duties, gross management, abuse of control, unjust enrichment, and contribution, and seeks unspecified damages, equitable relief, and fees and costs.

We have determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described above, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Amounts accrued as of September 30, 2023 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.

9.   Debt

Debt encompasses funding debt, convertible senior notes and our revolving credit facility.

Funding Debt

Funding debt and its aggregate future maturities consists of the following (in thousands):

September 30, 2023
2024	$183,530
2025	390,881
2026	633,452
2027	—
2028	26,660
Thereafter	490,488
Total	$1,725,011
Deferred debt issuance costs	(15,260)
Total funding debt, net of deferred debt issuance costs	$1,709,751

Secured Borrowing Facilities

U.S.

Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. Each trust entered into a credit agreement and security agreement with a third-party as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are referred to as funding debt and proceeds from the borrowings can only be used for the purposes of facilitating loan funding and origination, with advance rates ranging from 82% to 86% of the total collateralized balance. These warehouse credit facility trusts, which have been classified as VIEs, are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm. These revolving facilities mature between fiscal years 2024 and 2031 and generally permit borrowings up to 12 months prior to the final maturity date of each respective facility. As of September 30, 2023, the aggregate commitment amount of these facilities was $4.0 billion on a revolving basis, of which $1.4 billion was drawn, with $2.6 billion remaining available. Some of the loans originated by us or purchased from the originating bank partners are pledged as collateral for borrowings in our facilities. The unpaid principal balance of these loans totaled $1.6 billion and $1.7 billion as of September 30, 2023 and June 30, 2023, respectively.

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

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of September 30, 2023, we were in compliance with all applicable covenants in the agreements.

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

As of September 30, 2023, the aggregate commitment amount of these facilities was $505.5 million on a revolving basis, of which $360.4 million was drawn, with $145.1 million remaining available. The unpaid principal balance of loans pledged to these facilities totaled $429.0 million and $412.8 million as of September 30, 2023 and June 30, 2023, respectively.

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth at the Affirm Canada subsidiary level or the Affirm Holdings level. As of September 30, 2023, we were in compliance with all applicable covenants in the agreements.

Sales and Repurchase Agreements

We entered into certain sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. The repurchase agreements each have an initial term of three months and subject to mutual agreement by Affirm and the counterparty, we may enter into one or more repurchase date extensions, each for an additional three-month term at market interest rates on such extension date. As of September 30, 2023, the interest rates were 7.52% for both the senior pledged securities and the residual certificate pledged securities. We had $5.9 million and $11.0 million in debt outstanding under our repurchase agreements disclosed within funding debt on the interim condensed consolidated balance sheets as of September 30, 2023 and June 30, 2023, respectively. The debt will be amortized through regular principal and interest payments on the pledged securities. The outstanding debt relates to $14.0 million and $18.9 million in pledged securities disclosed within securities available for sale at fair value on the interim condensed consolidated balance sheets as of September 30, 2023 and June 30, 2023, respectively.

Convertible Senior Notes

On November 23, 2021, we issued $1,725 million in aggregate principal amount of 0% convertible senior notes due 2026 (the “2026 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The total net proceeds from this offering, after deducting debt issuance costs, were approximately $1,704 million. The 2026 Notes represent our senior unsecured obligations of the Company. The 2026 Notes do not bear interest except in special circumstances described below, and the principal amount of the 2026 Notes does not accrete. The 2026 Notes mature on November 15, 2026.

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

The convertible senior notes outstanding as of September 30, 2023 consisted of the following (in thousands):

	Principal Amount	Unamortized Discount and Issuance Cost	Net Carrying Amount
Convertible senior notes	$1,425,900	$(10,820)	$1,415,080

The 2026 Notes do not bear interest. We recognized $0.9 million and $1.1 million during the three months ended September 30, 2023 and 2022, respectively, of interest expense related to the amortization of debt discount and issuance costs in the interim condensed consolidated statement of operations and comprehensive loss within other income, net. As of September 30, 2023, the remaining life of the 2026 Notes is approximately 38 months.

Revolving Credit Facility

On February 4, 2022, we entered into a revolving credit agreement with a syndicate of commercial banks for a $165.0 million unsecured revolving credit facility. On May 16, 2022, we increased unsecured revolving commitments under the facility to $205.0 million. This facility bears interest at a rate equal to, at our option, either (a) a Secured Overnight Financing Rate (“SOFR”) rate determined by reference to the forward-looking term SOFR rate for the interest period, plus an applicable margin of 1.85% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the U.S. prime rate and (iii) the one-month forward-looking term SOFR rate plus 1.00% per annum, in each case, plus an applicable margin of 0.85% per annum. The revolving credit agreement has a final maturity date of February 4, 2025. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.20% per annum on the undrawn balance available. There are no borrowings outstanding under the facility as of September 30, 2023.

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

For each securitization, the residual trust certificates represent the right to receive excess cash on the loans each collection period after all fees and required distributions have been made to the note holders on the related payment date. For the majority of consolidated securitization VIEs, we retain 100% of the residual trust certificates issued by the securitization trust. Any portion of the residual trust certificates sold to third-party investors are measured at fair value, using a discounted cash flow model, and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets. In addition to the retained residual trust certificates, our continued involvement includes loan servicing responsibilities over the life of the underlying loans.

We defer and amortize debt issuance costs for consolidated securitization trusts on a straight-line basis over the expected life of the notes.

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs (in thousands):

	September 30, 2023
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$1,915,257	$1,684,638	$230,619
Securitizations	2,457,025	2,404,437	52,588
Total consolidated VIEs	$4,372,282	$4,089,075	$283,207

	June 30, 2023
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$1,930,641	$1,686,359	$244,282
Securitizations	2,272,991	2,169,835	103,156
Total consolidated VIEs	$4,203,632	$3,856,194	$347,438

Unconsolidated VIEs

Our transactions with unconsolidated VIEs include securitization trusts where we did not retain significant economic exposure through our variable interests and therefore we determined that we are not the primary beneficiary as of September 30, 2023.

The following information pertains to unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary (in thousands):

	September 30, 2023
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$281,516	$271,049	$10,467	$14,160
Total unconsolidated VIEs	$281,516	$271,049	$10,467	$14,160

	June 30, 2023
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$380,547	$367,788	$12,759	$19,149
Total unconsolidated VIEs	$380,547	$367,788	$12,759	$19,149

Maximum exposure to losses represents our exposure through our continuing involvement as servicer and through our retained interests. For unconsolidated VIEs, this includes $14.0 million in retained notes and residual trust certificates disclosed within securities available for sale at fair value in our interim condensed consolidated balance sheets and $0.2 million related to our servicing assets disclosed within other assets in our interim condensed consolidated balance sheets as of September 30, 2023.

Additionally, we may experience a loss due to future repurchase obligations resulting from breaches in representations and warranties in our securitization and third-party sale agreements. This amount was not material as of September 30, 2023.

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

See Note 13. Fair Value of Financial Assets and Liabilities for additional information on the fair value sensitivity of the notes receivable and residual trust certificates. Additionally, as of September 30, 2023, we have pledged each of our retained beneficial interests as collateral in a sale and repurchase agreement as described in Note 9. Debt.

11.   Investments

Marketable Securities

Marketable securities include certain investments classified as cash and cash equivalents and securities available for sale, at fair value, and consist of the following as of each date presented within the interim condensed consolidated balance sheets (in thousands):

	September 30, 2023	June 30, 2023
Cash and cash equivalents:
Money market funds	$354,274	$97,129
Commercial paper	31,015	54,402
Agency bonds	—	60,865
Securities available for sale:
Certificates of deposit	86,503	97,224
Corporate bonds	248,394	256,772
Commercial paper	163,160	266,193
Agency bonds	50,552	84,276
Municipal bonds	3,213	—
Government bonds
Non-US	9,199	9,151
US	446,626	441,096
Securitization notes receivable and certificates (1)	13,983	18,913
Other	—	1,028
Total marketable securities:	$1,406,919	$1,387,049

(1)These securities have been pledged as collateral in connection with sale and repurchase agreements as discussed within Note 9. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of September 30, 2023 and June 30, 2023 were as follows (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$86,580	$20	$(97)	$—	$86,503
Corporate bonds	251,642	24	(3,272)	—	248,394
Commercial paper (1)	194,294	5	(124)	—	194,175
Agency bonds	50,816	1	(265)	—	50,552
Municipal bonds	3,210	3	—	—	3,213
Government bonds
Non-US	9,325	—	(126)	—	9,199
US	450,056	11	(3,441)	—	446,626
Securitization notes receivable and certificates (2)	14,753	—	(290)	(480)	13,983
Total securities available for sale	$1,060,676	$64	$(7,615)	$(480)	$1,052,645

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$97,399	$11	$(186)	$—	$97,224
Corporate bonds	260,627	55	(3,910)	—	256,772
Commercial paper (1)	320,882	34	(321)	—	320,595
Agency bonds (1)	145,312	62	(233)	—	145,141
Government bonds
Non-US	9,330	—	(179)	—	9,151
US	444,858	28	(3,790)	—	441,096
Securitization notes receivable and certificates (2)	19,841	—	(475)	(453)	18,913
Other	1,028	—	—	—	1,028
Total securities available for sale	$1,299,277	$190	$(9,094)	$(453)	$1,289,920

(1)Commercial paper and agency bonds include $31.0 million and $115.3 million as of September 30, 2023 and June 30, 2023, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)These securities have been pledged as collateral in connection with sale and repurchase agreements as discussed within Note 9. Debt.

As of September 30, 2023 and June 30, 2023, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of September 30, 2023 and June 30, 2023, are as follows (in thousands):

	September 30, 2023
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$59,252	$(97)	$—	$—	$59,252	$(97)
Corporate bonds	76,635	(456)	133,377	(2,816)	210,012	(3,272)
Commercial paper	138,099	(124)	—	—	138,099	(124)
Agency bonds	47,615	(265)	—	—	47,615	(265)
Government bonds
Non-US	3,060	(66)	6,138	(60)	9,198	(126)
US	298,383	(2,095)	74,151	(1,346)	372,534	(3,441)
Total securities available for sale (1)	$623,044	$(3,103)	$213,666	$(4,222)	$836,710	$(7,325)

	June 30, 2023
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$63,489	$(186)	$—	$—	$63,489	$(186)
Corporate bonds	92,171	(834)	131,762	(3,076)	223,933	(3,910)
Commercial paper	164,037	(321)	—	—	164,037	(321)
Agency bonds	44,214	(233)	—	—	44,214	(233)
Government bonds
Non-US	3,061	(58)	6,089	(121)	9,150	(179)
US	292,333	(2,395)	67,606	(1,395)	359,939	(3,790)
Total securities available for sale (1)	$659,305	$(4,027)	$205,457	$(4,592)	$864,762	$(8,619)

(1)The number of positions with unrealized losses for which an allowance for credit losses has not been recorded totaled 121 and 142 as of September 30, 2023 and June 30, 2023, respectively.

The length of time to contractual maturities of securities available for sale as of September 30, 2023 and June 30, 2023 were as follows (in thousands):

	September 30, 2023
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$86,580	$86,503	$—	$—	$86,580	$86,503
Corporate bonds	159,282	158,000	92,360	90,394	251,642	248,394
Commercial paper (1)	194,294	194,175	—	—	194,294	194,175
Agency bonds	37,596	37,534	13,220	13,018	50,816	50,552
Municipal bonds	—	—	3,210	3,213	3,210	3,213
Government bonds
Non-US	6,199	6,139	3,126	3,060	9,325	9,199
US	332,026	330,869	118,030	115,757	450,056	446,626
Securitization notes receivable and certificates (2)	—	—	14,753	13,983	14,753	13,983
Other	—	—	—	—	—	—
Total securities available for sale	$815,977	$813,220	$244,699	$239,425	$1,060,676	$1,052,645

	June 30, 2023
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$97,399	$97,224	$—	$—	$97,399	$97,224
Corporate bonds	173,523	171,634	87,104	85,138	260,627	256,772
Commercial paper (1)	320,882	320,595	—	—	320,882	320,595
Agency bonds (1)	130,176	130,165	15,136	14,976	145,312	145,141
Government bonds
Non-US	4,063	3,996	5,267	5,155	9,330	9,151
US	308,179	306,656	136,679	134,440	444,858	441,096
Securitization notes receivable and certificates (2)	—	—	19,841	18,913	19,841	18,913
Other	—	—	1,028	1,028	1,028	1,028
Total securities available for sale	$1,034,222	$1,030,270	$265,055	$259,650	$1,299,277	$1,289,920

(1)Commercial paper and agency bonds include $31.0 million and $115.3 million as of September 30, 2023 and June 30, 2023, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)Based on weighted average life of expected cash flows as of September 30, 2023 and June 30, 2023.

Gross proceeds from matured or redeemed securities were $381.8 million and $1.7 billion for the three months ended September 30, 2023 and 2022, respectively.

For available for sale securities realized gains and losses from portfolio sales were not material for the three months ended September 30, 2023 and 2022, respectively.

Non-marketable Equity Securities

Equity investments without a readily determinable fair value held at cost were $51.9 million and $43.2 million as of September 30, 2023 and June 30, 2023, respectively, and are included in other assets within the interim condensed consolidated balance sheets.

There have been no unrealized or realized gains and losses due to observable changes in orderly transactions and we did not record any impairment for the three months ended September 30, 2023 and 2022.

12.   Derivative Financial Instruments

The following table summarizes the total fair value, including interest accruals, and outstanding notional amounts of derivative instruments as of September 30, 2023 and June 30, 2023 (in thousands):

	September 30, 2023			June 30, 2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts - cash flow hedges	$500,000	$573	$—	$800,000	$751	$—
Derivatives not designated as hedges
Interest rate contracts	1,894,613	40,643	—	2,102,944	49,794	—
Total gross derivative assets/liabilities	$2,394,613	$41,216	$—	$2,902,944	$50,545	$—

The following table summarizes the impact of the cash flow hedges on AOCI (in thousands):

Three Months Ended September 30, 2023
Balance at beginning of period	751
Changes in fair value	1,014
Amounts reclassified into earnings (1)	(251)
Balance at end of period (2)	$1,514

(1)The amounts reclassified into earnings is presented in the interim consolidated statements of income within funding costs.
(2)Over the next 12 months, we expect to reclassify $1.1 million of net derivative gains included in AOCI into funding costs within our interim consolidated statements of operations and comprehensive loss.

The following table summarizes the impact of the derivative instruments on income and indicates where within the interim consolidated statements of operations and comprehensive loss such impact is reported (in thousands):

Location of gains (losses) where the effects of derivatives are recorded	Three Months Ended September 30,
	2023	2022
The effects of cash flow hedging
Funding costs	251	—
The effects of derivatives not designated in hedging relationships
Other income, net	3,979	30,666

13.   Fair Value of Financial Assets and Liabilities
Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and June 30, 2023 (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$354,274	$—	$—	$354,274
Commercial paper	—	31,015	—	31,015
Securities, available for sale:
Certificates of deposit	—	86,503	—	86,503
Corporate bonds	—	248,394	—	248,394
Commercial paper	—	163,160	—	163,160
Agency bonds	—	50,552	—	50,552
Municipal bonds	—	3,213	—	3,213
Government bonds:
Non-U.S.	—	9,199	—	9,199
U.S.	—	446,626	—	446,626
Securitization notes receivable and residual trust certificates	—	—	13,983	13,983
Servicing assets	—	—	569	569
Derivative instruments	—	41,216	—	41,216
Risk sharing asset	—	—	3,814	3,814
Total assets	$354,274	$1,079,878	$18,366	$1,452,518
Liabilities:
Servicing liabilities	$—	$—	$1,851	$1,851
Performance fee liability	—	—	1,427	1,427
Residual trust certificates, held by third-parties	—	—	93	93
Profit share liability	—	—	1,079	1,079
Risk sharing liability	—	—	471	471
Total liabilities	$—	$—	$4,921	$4,921

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$97,129	$—	$—	$97,129
Commercial paper	—	54,402	—	54,402
Agency bonds	—	60,865	—	60,865
Securities, available for sale:
Certificates of deposit	—	97,224	—	97,224
Corporate bonds	—	256,772	—	256,772
Commercial paper	—	266,193	—	266,193
Agency bonds	—	84,276	—	84,276
Government bonds:
Non-U.S.	—	9,151	—	9,151
U.S.	—	441,096	—	441,096
Securitization notes receivable and residual trust certificates	—	—	18,913	18,913
Other	—	—	1,028	1,028
Servicing assets	—	—	880	880
Derivative instruments	—	50,545	—	50,545
Total assets	$97,129	$1,320,524	$20,821	$1,438,474
Liabilities:
Servicing liabilities	$—	$—	$1,392	$1,392
Performance fee liability	—	—	1,581	1,581
Residual trust certificates, held by third-parties	—	—	125	125
Profit share liability	—	—	1,832	1,832
Total liabilities	$—	$—	$4,930	$4,930

As of September 30, 2023 and June 30, 2023, there were no transfers between levels.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Marketable Securities

As of September 30, 2023, we held marketable securities classified as cash and cash equivalents and available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Derivative Instruments

As of September 30, 2023 and June 30, 2023, we used a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risks associated with variable interest rates. These derivative instruments are classified as Level 2 within the fair value hierarchy, and the fair value is estimated by using third-party pricing models, which contain certain assumptions based on readily observable market-based inputs. We validate the valuation output on a monthly basis. Refer to Note 12. Derivative Financial Instruments in the notes to the interim condensed consolidated financial statements for further details on our derivative instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Unobservable Inputs (Level 3)

We evaluate our assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them each reporting period. Since our servicing assets and liabilities, performance fee liability, securitization notes and residual trust certificates, contingent consideration, profit share liability, and risk sharing arrangements do not trade in an active market with readily observable prices, we use significant unobservable inputs to measure fair value and have classified as level 3 within the fair value hierarchy. This determination requires significant judgments to be made.

Servicing Assets and Liabilities

We sold loans with an unpaid principal balance of $2.2 billion and $2.0 billion for the three months ended September 30, 2023 and 2022, respectively, for which we retained servicing rights.

As of September 30, 2023 and June 30, 2023, we serviced loans which we sold with a remaining unpaid principal balance of $4.3 billion and $4.1 billion, respectively.

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

We earned $20.2 million and $21.4 million of servicing income for the three months ended September 30, 2023 and 2022, respectively.

As of September 30, 2023 and June 30, 2023, the aggregate fair value of the servicing assets was measured at $0.6 million and $0.9 million, respectively, and presented within other assets on the interim condensed consolidated balance sheets. As of September 30, 2023 and June 30, 2023, the aggregate fair value of the servicing liabilities was measured at $1.9 million and $1.4 million, respectively, and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Three Months Ended September 30,
	2023	2022
Fair value at beginning of period	$880	$1,192
Initial transfers of financial assets	—	29
Subsequent changes in fair value	(311)	(79)
Fair value at end of period	$569	$1,142

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Three Months Ended September 30,
	2023	2022
Fair value at beginning of period	$1,392	$2,673
Initial transfers of financial assets	1,389	1,988
Subsequent changes in fair value	(930)	(1,509)
Fair value at end of period	$1,851	$3,152

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of September 30, 2023 and June 30, 2023:

		September 30, 2023
	Unobservable Input	Minimum	Maximum	Weighted Average (3)
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.92%	2.31%	0.92%
	Gross default rate (2)	2.44%	12.59%	3.81%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.92%	2.31%	2.29%
	Gross default rate (2)	6.02%	19.32%	13.00%

		June 30, 2023
	Unobservable Input	Minimum	Maximum	Weighted Average (3)
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.92%	2.31%	0.93%
	Gross default rate (2)	2.15%	11.20%	3.36%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.92%	2.31%	2.27%
	Gross default rate (2)	9.50%	21.54%	13.64%

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
(3)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	September 30, 2023	June 30, 2023
Servicing assets
Gross default rate assumption:
Gross default rate increase of 25%	$—	$—
Gross default rate increase of 50%	$—	$(1)
Adequate compensation assumption:
Adequate compensation increase of 10%	$(266)	$(382)
Adequate compensation increase of 20%	$(531)	$(764)
Discount rate assumption:
Discount rate increase of 25%	$(18)	$(29)
Discount rate increase of 50%	$(34)	$(55)
Servicing liabilities
Gross default rate assumption:
Gross default rate increase of 25%	$6	$(9)
Gross default rate increase of 50%	$(5)	$(19)
Adequate compensation assumption:
Adequate compensation increase of 10%	$3,313	$2,798
Adequate compensation increase of 20%	$6,608	$5,597
Discount rate assumption:
Discount rate increase of 25%	$(15)	$(19)
Discount rate increase of 50%	$(45)	$(38)

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

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Three Months Ended September 30,
	2023	2022
Fair value at beginning of period	$1,581	$1,710
Purchases of loans	376	479
Settlements paid	(484)	—
Subsequent changes in fair value	(46)	(426)
Fair value at end of period	$1,427	$1,763

Significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability are the discount rate, refund rate, and default rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of September 30, 2023 and June 30, 2023:

	September 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.79%	3.71%	2.89%

	June 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.79%	3.34%	2.86%

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

The following table summarizes the activity related to the fair value of the residual trust certificates held by third-parties (in thousands):

	Three Months Ended September 30,
	2023	2022
Fair value at beginning of period	$125	$377
Repayments	(38)	(99)
Subsequent changes in fair value	6	30
Fair value at end of period	$93	$308

Significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following table present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates held by third-parties as of September 30, 2023 and June 30, 2023:

	September 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	10.00%	10.00%	10.00%
Loss rate	0.77%	0.77%	0.77%
Prepayment rate	18.90%	18.90%	18.90%

	June 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	10.00%	10.00%	10.00%
Loss rate	0.92%	0.92%	0.92%
Prepayment rate	7.70%	7.70%	7.70%

(1)Unobservable inputs were weighted by relative fair value

Retained Beneficial Interests in Unconsolidated VIEs

As of September 30, 2023, we held notes receivable and residual trust certificates with an aggregate fair value of $14.0 million in connection with unconsolidated securitizations. The balances correspond to the 5% economic risk retention we are required to maintain as the securitization sponsor.

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

The following table summarizes the activity related to the fair value of the notes and residual trust certificates (in thousands):

	Three Months Ended September 30,
	2023	2022
Fair value at beginning of period	$18,913	$51,678
Cash received (due to payments or sales)	(5,261)	(9,772)
Change in unrealized gain (loss)	185	(648)
Accrued interest	172	453
Reversal of (impairment on) securities available for sale	(26)	(208)
Fair value at end of period	$13,983	$41,503

Significant unobservable inputs used for our Level 3 fair value measurement of the notes and residual trust certificates are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual trust certificates as of September 30, 2023 and June 30, 2023:

	September 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	6.21%	29.84%	7.34%
Loss rate	0.91%	14.61%	2.63%
Prepayment rate	6.70%	28.60%	17.59%

	June 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	5.72%	29.84%	7.30%
Loss rate	1.25%	14.96%	3.02%
Prepayment rate	5.90%	29.90%	18.10%

(1)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the securitization residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

	September 30, 2023	June 30, 2023
Discount rate assumption:
Discount rate increase of 25%	$(156)	$(218)
Discount rate increase of 50%	$(306)	$(429)
Loss rate assumption:
Loss rate increase of 25%	$(108)	$(165)
Loss rate increase of 50%	$(157)	$(243)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$(20)	$(30)
Prepayment rate decrease of 50%	$(40)	$(59)

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

The following table summarizes the activity related to the fair value of the profit share liability (in thousands):

	Three Months Ended September 30,
	2023	2022
Fair value at beginning of period	$1,832	$1,987
Facilitation of loans	928	1,133
Actual performance	1,672	(2,876)
Subsequent changes in fair value	(3,353)	1,632
Fair value at end of period	$1,079	$1,876

Significant unobservable inputs used for our Level 3 fair value measurement of the profit share liability are the discount rate and estimated program profitability. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of September 30, 2023 and June 30, 2023:

	September 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	30.00%	30.00%	30.00%
Program profitability	0.73%	0.73%	0.73%

	June 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	30.00%	30.00%	30.00%
Program profitability	1.13%	1.13%	1.13%

(1)Unobservable inputs were weighted by relative fair value

Risk Sharing Arrangements

In connection with certain capital funding arrangements with third party loan buyers, we have entered into risk sharing agreements where we may be required to make a payment to the loan buyer or are entitled to receive a payment from the loan buyer, depending on the actual versus expected loan performance as contractually agreed to with the counterparty, and subject to a cap based on a percentage of the principal balance of loans sold. Loan performance is evaluated at a cohort level based on the month loans were sold. Through September 30, 2023 we have sold $1.3 billion unpaid principal balance of loans under these risk sharing arrangements, of which our maximum exposure to losses is $27.1 million.This amount includes our maximum potential loss with respect to risk sharing liabilities and the fair value of risk sharing assets of $3.8 million, as of September 30, 2023.

We account for these arrangements as derivatives measured at fair value with gains and losses recognized in Gain on sale of loans in our interim condensed consolidated statements of operations and comprehensive loss. For each counterparty, we have recognized a net asset or net liability based on the estimated fair value of future payments we expect to receive from or make to the counterparty. As of September 30, 2023, we held assets and liabilities related to these arrangements of $3.8 million and $0.5 million, respectively. As of June 30, 2023, we estimated that the fair value of risk sharing liabilities was $0 based on the limited time passed and available loan performance since entering into these agreements. We did not have any risk sharing arrangements where we had recognized an asset as of June 30, 2023.

As of September 30, 2023, we estimated the fair value of future settlements using a discounted cash flow model. Significant assumptions used in the valuation of our risk sharing assets and liabilities include the discount rate, loss rate and the prepayment rate.

The following table summarizes the activity related to the fair value of the risk sharing assets (in thousands):

Three Months Ended September 30, 2023
Fair value at beginning of period	$—
Initial transfers of financial assets	3,814
Subsequent changes in fair value	—
Fair value at end of period	$3,814

The following table summarizes the activity related to the fair value of the risk sharing liabilities (in thousands):

Three Months Ended September 30, 2023
Fair value at beginning of period	$—
Initial transfers of financial liabilities	—
Subsequent changes in fair value	471
Fair value at end of period	$471

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the risk sharing arrangements as of September 30, 2023:

		September 30, 2023
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount rate	20.00%	20.00%	20.00%
	Loss rate	9.36%	9.36%	9.36%
	Prepayment rate	31.90%	31.90%	31.90%
Risk sharing liabilities	Discount rate	20.00%	20.00%	20.00%
	Loss rate	4.00%	5.16%	4.35%

(1)Unobservable inputs were weighted by principal balance of loans sold under each cohort

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the risk sharing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

September 30, 2023
Risk sharing assets
Prepayment rate assumption:
Prepayment rate increase of 25%	$(243,524)
Prepayment rate increase of 50%	$(477,053)
Loss rate assumption:
Loss rate increase of 25%	$(1,330,723)
Loss rate increase of 50%	$(2,642,491)
Discount rate assumption:
Discount rate increase of 25%	$(273,602)
Discount rate increase of 50%	$(516,753)
Risk sharing liabilities
Loss rate assumption:
Loss rate increase of 25%	$9,908,013
Loss rate increase of 50%	$16,992,497
Discount rate assumption:
Discount rate increase of 25%	$(23,519)
Discount rate increase of 50%	$(45,008)

Financial Assets and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial assets and liabilities not recorded at fair value as of September 30, 2023 and June 30, 2023 (in thousands):

	September 30, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	$145	$—	$145	$—	$145
Loans held for investment, net	4,317,354	—	—	4,482,857	4,482,857
Other assets	8,995	—	8,995	—	8,995
Total assets	$4,326,494	$—	$9,140	$4,482,857	$4,491,996
Liabilities:
Convertible senior notes, net (1)	$1,415,080	$—	$1,074,772	$—	$1,074,772
Notes issued by securitization trusts	2,398,758	—	—	2,383,850	2,383,850
Funding debt (2)	1,725,011	—	—	1,725,027	1,725,027
Total liabilities	$5,538,849	$—	$1,074,772	$4,108,877	$5,183,649

	June 30, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	$76	$—	$76	$—	$76
Loans held for investment, net	4,198,431	—	—	4,397,931	4,397,931
Other assets	9,325	—	9,325	—	9,325
Total assets	$4,207,832	$—	$9,401	$4,397,931	$4,407,332
Liabilities:
Convertible senior notes, net (1)	$1,414,208	$—	$1,053,866	$—	$1,053,866
Notes issued by securitization trusts	2,165,577	—	—	1,748,772	1,748,772
Funding debt (2)	1,775,698	—	—	1,777,635	1,777,635
Total liabilities	$5,355,483	$—	$1,053,866	$3,526,407	$4,580,273

(1)The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.
(2)As of September 30, 2023 and June 30, 2023, debt issuance costs in the amount of $15.3 million and $10.9 million, respectively, was included within funding debt.

14.   Stockholders’ Equity

Common Stock

We had shares of common stock reserved for issuance as follows:

	September 30, 2023	June 30, 2023
Available outstanding under equity compensation plans	53,347,042	52,572,230
Available for future grant under equity compensation plans	47,162,302	37,245,232
Total	100,509,344	89,817,462

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

During the year ended June 30, 2022, we granted warrants to purchase 22,000,000 shares of common stock in connection with our commercial agreements with Amazon. 7,000,000 of the warrant shares have an exercise price of $0.01 per share and a term of 3.5 years, while the remaining 15,000,000 warrant shares have an exercise price of $100 per share and a term of 7.5 years. We valued the warrants at the grant date using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero; years to maturity of 3.5 and 7.5 years, respectively; volatility of 45%; and a risk-free rate of 0.93% and 1.47%, respectively. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested at the grant date. Refer to Note 6. Balance Sheet Components for more information on the asset and related amortization during the period. The remaining grant-date fair value of the warrants will be recognized within our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions. During the three months ended September 30, 2023 and 2022, a total of $106.3 million and $119.1 million, respectively, was recognized within sales and marketing expense which included $10.4 million in amortization expense of the commercial agreement asset for both periods and $95.9 million and $108.7 million, respectively, in expense based upon the grant-date fair value of the warrant shares that vested.

15.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and restricted stock units (“RSUs”) to employees, officers, directors, and consultants. As of September 30, 2023, the maximum number of shares of common stock which may be issued under the Plan is 161,051,508 Class A shares. As of September 30, 2023 and June 30, 2023, there were 47,162,302 and 37,245,232 shares of Class A common stock, respectively, available for future grants under the Plan.

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

The following table summarizes our stock option activity for the three months ended September 30, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2023	18,505,138	$14.34	6.07
Granted	1,743,514	23.35
Exercised	(496,213)	7.45
Forfeited, expired or cancelled	(637,348)	30.13
Balance as of September 30, 2023	19,115,091	14.81	6.12
Vested and exercisable, September 30, 2023	14,503,031	$11.31	5.33	$182,338
Vested and exercisable, and expected to vest thereafter(1) September 30, 2023	18,565,399	$14.11	6.05	$187,952

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

The weighted-average grant date fair value of options granted during the three months ended September 30, 2023 was $16.10. As of September 30, 2023, unrecognized compensation expense related to unvested stock options was approximately $56.1 million, which is expected to be recognized over a remaining weighted-average period of 2.7 years.

When an employee exercises stock options, we collect and remit taxes on the employee’s behalf to applicable taxing authorities. As of September 30, 2023 and June 30, 2023, the balance of equity exercise taxes payable was $5.8 million and $3.4 million, respectively, which is included in accounts payable on the interim condensed consolidated balance sheets.

Value Creation Award

In November 2020, in connection with an overall review of the compensation of Max Levchin, our Chief Executive Officer, in advance of the IPO, and taking into account Mr. Levchin’s leadership since the inception of the Company, the comparatively modest level of cash compensation he had received from the Company during his many years of service, and that he did not hold any unvested equity awards, the Company’s Board of Directors approved a long-term, multi-year performance-based stock option grant providing Mr. Levchin with the opportunity to earn the right to purchase up to 12,500,000 shares of the Company’s Class A common stock (the “Value Creation Award”). We recognize stock-based compensation on these awards based on the grant date fair value using an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. During the three months ended September 30, 2023 and 2022, we incurred stock-based compensation expense of $19.6 million and $27.5 million, respectively, associated with the Value Creation Award as a component of general and administrative expense within the interim condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2023, unrecognized compensation expense related to the Value Creation Award was approximately $93.3 million, which is expected to be recognized over a remaining weighted-average period of 2.3 years.

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

During the three months ended September 30, 2023, we modified the vesting terms of approximately 5,300 RSU grants that vested on a monthly basis. Pursuant to the modified vesting schedule, these RSU grants will now vest on a quarterly basis. During the three months ended September 30, 2023, we recorded a one-time expense of $28.1 million in connection with the transition to a quarterly vesting schedule.

The following table summarizes our RSU activity during the three months ended September 30, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2023	21,653,196	$26.99
Granted	6,626,710	18.25
Vested	(5,719,367)	27.65
Forfeited, expired or cancelled	(828,588)	26.23
Non-vested at September 30, 2023	21,731,951	$24.18

As of September 30, 2023, unrecognized compensation expense related to unvested RSUs was approximately $447.7 million, which is expected to be recognized over a remaining weighted-average period of 1.9 years.

2020 Employee Stock Purchase Plan

On November 18, 2020, our Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum effort towards the success of the Company and that of its affiliates. A total of 13.8 million shares of Class A common stock are reserved and available for issuance under the ESPP and 1.1 million shares have been issued as of September 30, 2023. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year. At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP at the first day of the offering period, which represents the grant date. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Three Months Ended September 30,
	2023	2022
General and administrative	$70,184	$67,340
Technology and data analytics	35,135	43,428
Sales and marketing	5,465	8,128
Processing and servicing	1,575	912
Total stock-based compensation in operating expenses	112,359	119,808
Capitalized into property, equipment and software, net	38,803	21,204
Total stock-based compensation	$151,162	$141,012

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
Restructuring and other consisted of $1.7 million of employee severance pay and related costs for the three months ended September 30, 2023.
Our restructuring accrual activity for the three months ended September 30, 2023 is summarized as follows (in thousands):

	2023 Restructuring Plan	Other Exit and Disposal Activities (1)
Accrued restructuring costs, June 30, 2023	$308	$2,116
Additions	200	1,633
Cash paid	(168)	—
Adjustments	(90)	—
Accrued restructuring costs, September 30, 2023	$250	$3,749

(1)Includes employee severance pay and related costs, contract cancellation charges, among other items, related to other exit and disposal activities

17.   Income Taxes

The quarterly provision for income taxes is based on the current estimate of the annual effective income tax rate and the tax effect of discrete items occurring during the quarter. Our quarterly provision and the estimate of the annual effective tax rate are subject to significant variation due to several factors, including variability in the pre-tax jurisdictional mix of earnings and the impact of discrete items.

For the three months ended September 30, 2023, we recorded income tax expense (benefit) of $1.0 million which was primarily attributable to deferred tax expense recognized by our Canadian subsidiary, various U.S state and other foreign income taxes, and the tax amortization of certain intangibles. For the three months ended September 30, 2022, we recorded income tax expense (benefit) of $(0.2) million which was primarily attributable to deferred tax benefits recognized by our Canadian subsidiary and partially offset by various U.S state and other foreign income taxes, as well as the tax amortization of certain intangibles.

As of September 30, 2023, we continue to recognize a full valuation allowance against our U.S. federal and state and certain foreign net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by us for the prior three fiscal years. The presence of a three-year cumulative loss limits the ability to consider other subjective evidence, such as our expectations of future taxable income and projections for growth.

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

18.   Net Loss per Share Attributable to Common Stockholders

The following table presents basic and diluted net loss per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(138,078)	$(33,705)	$(199,355)	$(51,914)
Net loss attributable to common stockholders - basic and diluted	$(138,078)	$(33,705)	$(199,355)	$(51,914)
Denominator:
Weighted average shares of common stock - basic	244,224,777	59,614,893	230,821,045	60,108,225
Weighted average shares of common stock - diluted	244,224,777	59,614,893	230,821,045	60,108,225
Net loss per share:
Basic	$(0.57)	$(0.57)	$(0.86)	$(0.86)
Diluted	$(0.57)	$(0.57)	$(0.86)	$(0.86)

The following common stock equivalents, presented based on amounts outstanding, were excluded from the calculation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of September 30,
	2023	2022
Restricted stock units	21,731,951	23,341,125
Stock options, including early exercise of options	19,115,091	20,235,040
Common stock warrants	5,743,523	5,870,677
Employee stock purchase plan shares	476,156	524,596
Total	47,066,721	49,971,438

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended June 30, 2023 included in our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our planned investments to drive future growth, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this Form 10-Q and our most recently filed Annual Report on Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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

	Three Months Ended September 30,
	2023	2022	$	%
	(in thousands, except percentages)
Total revenue, net	$496,547	$361,624	$134,923	37%
Total operating expenses	705,994	649,091	56,903	9%
Operating loss	$(209,447)	$(287,467)	$78,020	(27)%
Other income, net	38,707	36,018	2,689	7%
Loss before income taxes	$(170,740)	$(251,449)	$80,709	(32)%
Income tax (benefit) expense	1,043	(180)	1,223	(679)%
Net loss	$(171,783)	$(251,269)	$79,486	(32)%
Our Financial Model

Our Revenue Model
From merchants, we earn a fee when we help them convert a sale and facilitate a transaction. While merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering, we generally earn larger merchant fees on our 0% APR financing products. For the three months ended September 30, 2023 and 2022, Pay-in-4 represented 15% and 18% of total GMV facilitated through our platform, respectively, while 0% APR Core loans represented 11% and 19%, respectively.
From consumers, we earn interest income on the simple interest loans that we originate or purchase from our originating bank partners. Interest rates charged to our consumers vary depending on the transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. Because our consumers are never charged deferred or compounding interest, late fees, or penalties on the loans, we are not incentivized to profit from our consumers’ hardships. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from one of our originating bank partners or the origination of a loan. For the three months ended September 30, 2023 and 2022, interest bearing loans represented 74% and 64% of total GMV facilitated through our platform, respectively.
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
Our Loan Origination and Servicing Model
When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model. Once approved for the loan, the consumer then selects their preferred repayment option. A portion of these loans are funded and issued by our originating bank partners, which include Cross River Bank, an FDIC-insured New Jersey state-chartered bank, Celtic Bank, an FDIC-insured Utah state-chartered industrial bank, and Lead Bank, an FDIC-insured Missouri state-chartered bank. These partnerships allow us to benefit from our partners’ ability to originate loans under their banking licenses while complying with various federal, state, and other laws. Under this arrangement, we must comply with our originating bank partners' credit policies and underwriting procedures, and our originating bank partners maintain ultimate authority to decide whether to originate a loan or not. When an originating bank partner originates a loan, it funds the loan through its own funding sources and may subsequently offer and sell the loan to us. Pursuant to our agreements with these partners, we are obligated to purchase the loans facilitated through our platform that such partner offers us and our obligation is secured by cash deposits. To date, we have purchased all of the loans facilitated through our platform and originated by our originating bank partners. When we purchase a loan from an originating bank partner, the purchase price is equal to the outstanding principal balance of the loan, plus a fee and any accrued interest. The originating bank partner also retains an interest in the loans purchased by us through a loan performance fee that is payable by us on the aggregate principal amount of a loan that is paid by a consumer. See Note 13. Fair Value of Financial Assets and Liabilities for more information on the performance fee liability.
We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada and across several states in the U.S. through our consolidated subsidiaries. We directly originated approximately $938.3 million, or 17%, and $874.5 million, or 20%, of loans for the three months ended September 30, 2023 and 2022, respectively.
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
Factors Affecting Our Performance
Our performance has been and may continue to be affected by many factors, including those identified below, as well as the factors discussed in the section titled “Risk Factors” in this Form 10-Q and in our most recently filed Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. While we have continued to improve our equity capital efficiency, the percentage of our equity capital as a percentage of our total platform portfolio has remained relatively unchanged at 5% as of September 30, 2023 and June 30, 2023. The mix of on-balance sheet and off-balance sheet funding is a function of how we choose to allocate loan volume, which is determined by the economic arrangements and supply of capital available to us, both of which may also impact our results in any given period.
Mix of Business on Our Platform
The shifts in volume among merchants and the products that our merchants offer and our consumers purchase in any period affects our operating results. This mix impacts GMV, revenue, our financial results, and our key operating metric performance for that period. Differences in loan product mix result in varying loan durations, APR, and mix of 0% APR and interest-bearing financings.
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
Macroeconomic Environment
We regularly monitor the direct and indirect impacts of the current macroeconomic conditions on our business, financial condition, and results of operations. Since fiscal 2023, the macroeconomic environment has presented a number of challenges to our business. In response to continued inflationary pressure, the U.S. Federal Reserve raised, and may continue to raise, the federal funds interest rate. Simultaneously, economic uncertainty and the prospect of economic recession impacted consumer spending. These developments have affected, and may continue to affect, our business and results of operations in the following ways:

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

•Managing delinquency rates: We continue to optimize our underwriting to manage delinquency rates. As of September 30, 2023, our 30-day delinquency rates for monthly installment loans and our allowance rates for loan losses improved over, those experienced as of September 30, 2022.

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

Pricing Initiatives

We have substantially implemented certain pricing initiatives that have the dual purpose of offsetting our increased funding costs while also enabling us to responsibly extend access to credit to a larger number of consumers. These pricing initiatives include the following:

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
In addition, we are subject to supervision by the CFPB, which enables it, among other things, to conduct comprehensive and rigorous examinations to assess our compliance with consumer financial protection laws, which in turn could result in matters requiring attention, investigations, enforcement actions, regulatory fines and mandated changes to our business products, policies and procedures.
Key Operating Metrics

We focus on several key operating metrics to measure the performance of our business and help determine our strategic direction. In addition to revenue, net loss, and other results under U.S. GAAP, the following tables set forth key operating metrics we use to evaluate our business.

	Three Months Ended September 30,
	2023	2022	% Change
	(in billions)
Gross merchandise volume (GMV)	$5.6	$4.4	28%
GMV
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the three months ended September 30, 2023, GMV was $5.6 billion, which represented an increase of approximately 28% as compared to the same period in 2022. Overall, the increase in GMV was primarily driven by the expansion of our active merchant base and increases in active consumers and average transactions per consumer. The increase in GMV for the three months ended September 30, 2023 also reflected increased consumer demand at our largest merchant partners by GMV and increased consumer demand in our travel and ticketing and general merchandise categories.
For the three months ended September 30, 2023, our top five merchants and platform partners represented approximately 42% of total GMV, as compared to 38% for the three months ended September 30, 2022. GMV attributable to Amazon increased during the three months ended September 30, 2023 as compared to the same period in 2022 but represented less than 20% of total GMV for all such periods.

	September 30, 2023	September 30, 2022	% Change
	(in thousands, except per consumer data)
Active consumers	16,933	14,722	15%
Transactions per active consumer	4.1	3.3	25%

Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who engages in at least one transaction on our platform during the 12 months prior to the measurement date.
As of September 30, 2023, we had approximately 16.9 million active consumers inclusive of 0.8 million active consumers who only transacted on Returnly, which represented an increase of 15% compared to approximately 14.7 million active consumers as of September 30, 2022. The increase was primarily due to a high retention rate of existing consumers and the acquisition of new consumers through an expanding active merchant base.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date.
As of September 30, 2023, we had approximately 4.1 transactions per active consumer, an increase of 25% compared to September 30, 2022. This was primarily due to platform growth and a higher frequency of repeat users driven by consumer engagement.

Results of Operations

The following tables set forth selected interim condensed consolidated statements of operations and comprehensive loss data for each of the periods presented:

	Three Months Ended September 30,
	2023	2022	$	%
	(in thousands, except percentages)
Revenue
Merchant network revenue	$145,950	$113,149	$32,801	29%
Card network revenue	33,476	26,708	6,768	25%
Total network revenue	179,426	139,857	39,569	28%
Interest income (1)	262,679	136,802	125,877	92%
Gain on sales of loans (1)	34,285	63,595	(29,310)	(46)%
Servicing income	20,157	21,370	(1,213)	(6)%
Total revenue, net	$496,547	$361,624	$134,923	37%
Operating expenses (2)
Loss on loan purchase commitment	$34,866	$35,610	$(744)	(2)%
Provision for credit losses	99,696	64,250	35,446	55%
Funding costs	73,931	25,066	48,865	195%
Processing and servicing	75,671	54,359	21,312	39%
Technology and data analytics	132,965	144,961	(11,996)	(8)%
Sales and marketing	146,866	163,873	(17,007)	(10)%
General and administrative	140,334	160,972	(20,638)	(13)%
Restructuring and other	1,665	—	1,665	NM*
Total operating expenses	705,994	649,091	56,903	9%
Operating loss	$(209,447)	$(287,467)	$78,020	(27)%
Other income, net	38,707	36,018	2,689	7%
Loss before income taxes	$(170,740)	$(251,449)	$80,709	(32)%
Income tax (benefit) expense	1,043	(180)	1,223	(679)%
Net loss	$(171,783)	$(251,269)	$79,486	(32)%
* Not meaningful

(1)Upon purchase of a loan from our originating bank partners at a price above the fair market value of the loan or upon the origination of a loan with a par value in excess of the fair market value of the loan, a discount is included in the amortized cost basis of the loan. For loans held for investment, this discount is amortized over the life of the loan into interest income. When a loan is sold to a third-party loan buyer or off-balance sheet securitization trust, the unamortized discount is released in full at the time of sale and recognized as part of the gain or loss on sales of loans. However, the cumulative value of the loss on loan purchase commitment or loss on origination, the interest income recognized over time from the amortization of discount while retained, and the release of discount into gain on sales of loans, together net to zero over the life of the loan. The following tables detail activity for the discount, included in loans held for investment, for the periods indicated:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Balance at the beginning of the period	$96,576	$42,780
Additions from loans purchased or originated, net of refunds	52,420	70,394
Amortization of discount	(45,118)	(38,969)
Unamortized discount released on loans sold	(13,060)	(15,174)
Impact of foreign currency translation	(956)	(1,554)
Balance at the end of the period	$89,862	$57,477

(2) Amounts include stock-based compensation as follows:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
General and administrative	$70,184	$67,340
Technology and data analytics	35,135	43,428
Sales and marketing	5,465	8,128
Processing and servicing	1,575	912
Total stock-based compensation in operating expenses	112,359	119,808
Capitalized into property, equipment and software, net	38,803	21,204
Total stock-based compensation	$151,162	$141,012
Comparison of the Three Months Ended September 30, 2023 and 2022

Merchant network revenue
Merchant network revenue is impacted by both GMV and the mix of loans originated on our platform as merchant fees vary based on loan characteristics. In particular, merchant network revenue as a percentage of GMV typically increases with longer-term, non interest-bearing loans with higher AOVs, and decreases with shorter-term, interest-bearing loans with lower AOVs.
Merchant network revenue increased by $32.8 million, or 29%, for the three months ended September 30, 2023, compared to the same period in 2022. The increase is primarily attributed to an increase of $1.2 billion in GMV for the three months ended September 30, 2023, compared to the same time period in 2022. The increase in GMV is a result of the expansion of our active merchant base and consumers, reaching approximately 266,000 and 16.9 million, respectively, as of September 30, 2023, up from approximately 245,000 and 14.7 million, respectively, as of September 30, 2022. Additionally, the average transactions per consumer increased from 3.3 as of September 30, 2022 to 4.1 as of September 30, 2023. The increase in consumers and average transactions per consumer is partially offset by a decrease in AOVs. For the three months ended September 30, 2023 AOV was $299, down from $331 for the same period in fiscal 2022. The decrease in AOV is due to the diversification of our merchant base and our initiative to drive repeat usage of our platform beyond one-time high AOV purchases.
Card network revenue
Card network revenue increased by $6.8 million, or 25%, for the three months ended September 30, 2023 compared to the same period in 2022. Card network revenue growth is correlated with the growth of GMV processed by our issuer processors. As such, the increase is primarily driven by $1.8 billion of GMV processed through our issuer processors, an increase of 35% for the three months ended September 30, 2023 as compared to the same period in 2022. This was driven by increased card activity as well as growth in existing and new merchants using our card platform, growing from approximately 1,100 merchants as of September 30, 2022 to 1,400 merchants as of September 30, 2023. Card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
Interest income
Interest income increased by $125.9 million, or 92%, for the three months ended September 30, 2023, compared to the same period in 2022. Generally, interest income is correlated with the changes in the average balance of loans held for investment. The average balance of loans held for investment increased by 73% to $4.5 billion for the three months ended September 30, 2023 compared to the same period in 2022. The increase in loans held for investment on our interim consolidated balance sheet is in response to the current market environment and our ability to allocate loans to warehouse credit facilities with better economic terms while optimizing cost of funds. As a result of the increase in loans held for investment on our consolidated balance sheet, interest income from interest-bearing loans increased from $106.1 million for the three months ended September 30, 2022 to $226.2 million for three months ended September 30, 2023. This increase was partially due to an increase in volume of interest bearing loans which increased to 74% of total GMV for the three months ended September 30, 2023 compared to 64% of total GMV in the same period in 2022, in addition to recent pricing initiatives, including the increase of the maximum APR and merchant-subsidized low APR loans replacing previously non-interest bearing loans.
Gain on sales of loans
Gain on sales of loans decreased by $29.3 million, or 46%, for the three months ended September 30, 2023 compared to the same period in 2022. The decrease was partially driven by higher benchmark interest rates, which impacted pricing terms on loan sales during the period. The decrease was partially offset by an increase in loan sale volume to third-party loan buyers. We sold loans with an unpaid principal balance of $2.2 billion for the three months ended September 30, 2023 compared to $2.0 billion for the same period in 2022.
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
Servicing income decreased by $1.2 million, or 6%, for the three months ended September 30, 2023, compared to the same period in 2022. The decrease was primarily due to the average unpaid principal balance of loans owned by third-party loan owners, which decreased from $4.6 billion during the three months ended September 30, 2022 to $4.4 billion during the three months ended September 30, 2023.

Loss on loan purchase commitment
We purchase certain loans from our originating bank partners that are processed through our platform and put back to us by our originating bank partners . Under the terms of the agreements with our originating bank partners, we are generally required to pay the principal amount plus accrued interest for such loans. In certain instances, our originating bank partners may originate loans with zero or below market interest rates that we are required to purchase. In these instances, we may be required to purchase the loan for a price in excess of the fair market value of such loans, which results in a loss. These losses are recognized as loss on loan purchase commitment in our interim condensed consolidated statements of operations and comprehensive loss. These costs are incurred on a per loan basis.
Loss on loan purchase commitment decreased by $0.7 million, or 2%, for the three months ended September 30, 2023 compared to the same period in 2022. This decrease was due to a decrease in the volume and concentration of long-term 0% APR loans purchased from our originating bank partners which are purchased above fair market value, in contrast to an increase in total loans purchased. The difference between fair value and purchase price for our loans is generally correlated with the term length and APR of the loans. Additionally, as the percentage of our portfolio shifts towards more interest bearing loans, loss on loan purchase commitment is expected to decrease as a percentage of the originated principal amount. During the three months ended September 30, 2023, we purchased $4.6 billion of loans from our originating bank partners, compared to $3.5 billion in the same period in 2022, representing an increase of 31%. Of those loans, $278.8 million were long-term 0% APR loan receivables for the three months ended September 30, 2023, representing a decrease of $117.8 million, or 30%, compared to the same period in 2022.
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
Provision for credit losses increased by $35.4 million, or 55%, for the three months ended September 30, 2023 compared to the same period in 2022, driven by growth in the volume of loans held for investment and partially offset by improvements in credit quality of loans outstanding. Loans held for investment as of September 30, 2023 was $4.5 billion, an increase of $1.9 billion, or 70%, as compared to the same period in 2022.
The allowance for credit losses as a percentage of loans held for investment was 5.1% as of September 30, 2023 compared to 5.7% in the same period in 2022 and 4.6% as of June 30, 2023. The decrease from September 30, 2022, was primarily driven by enhancements to our credit underwriting models and collection processes for loans in early stage delinquency. This has allowed us to better predict and mitigate losses and has resulted in stronger performing loans normalized for the same credit quality. The increase in the allowance rate from June 30, 2023 is primarily driven by changes in the loan mix, including holding a higher percentage of seasoned and longer term loans on our balance sheet as of September 30, 2023.
Funding costs
Funding costs consist of interest expense and the amortization of fees for certain borrowings collateralized by our loans including warehouse credit facilities and consolidated securitizations, sale and repurchase agreements collateralized by our retained securitization interests, and other costs incurred in connection with funding the purchases and originations of loans. Funding costs for a given period are driven by the average outstanding balance of funding debt and notes issued by securitization trusts as well as our contractual interest rate and distribution of loans across funding facilities, net of the impact of any designated cash flow hedges.

Funding costs increased by $48.9 million, or 195%, for the three months ended September 30, 2023, respectively, compared to the same period in 2022. The increase was primarily due to higher benchmark interest rates and an increase of funding debt and notes issued by securitization trusts during the three months ended September 30, 2023. The average total of funding debt from warehouses and securitizations for the three months ended September 30, 2023 was $4.0 billion compared to $2.4 billion during the same period in 2022, an increase of $1.6 billion, or 67%. The increase was also attributable to a larger volume of on-balance sheet loans being retained during the period. The average on-balance sheet loan balance was $4.5 billion for the three months ended September 30, 2023, an increase of 72% compared to $2.6 billion during the same period in 2022.
Processing and servicing

Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense, salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead.
Processing and servicing expense increased by $21.3 million, or 39%, for the three months ended September 30, 2023 compared to the same period in 2022. This increase was driven primarily by an increase in payment processing fees of $11.6 million, or 40%, for the three months ended September 30, 2023 related to increased payment volume. Additionally, during the three months ended September 30, 2023, our platform fees increased by $7.8 million, or 107%, due to an increase in volume with a large enterprise partner.
Technology and data analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering, product, and credit and analytics employees, as well as the amortization of internally-developed software and technology intangible assets, and our infrastructure and hosting costs.
Technology and data analytics expense decreased by $12.0 million, or 8%, for the three months ended September 30, 2023 compared to the same period in 2022. The decrease is primarily driven by a decrease of $18.1 million, or 21%, in stock-based compensation and payroll and personnel-related costs for the three months ended September 30, 2023 compared to the same period in 2022, due to higher capitalized expenses related to internally-developed software. Additionally, data infrastructure and hosting costs decreased by $8.1 million, or 27%, for the three months ended September 30, 2023 compared to the same period in 2022, due to cost improvements achieved as a result of contract renegotiation. The decrease is partially offset by amortization of internally-developed software and intangible assets which increased by $11.8 million, or 61%, for the three months ended September 30, 2023 compared to the same period in 2022, as a result of an increase in the number of capitalized projects. Capitalized projects grew by 83% from approximately 330 projects as of September 30, 2022 to 610 projects as of September 30, 2023. Additionally, data provider costs increased by $1.7 million, or 19%, for the three months ended September 30, 2023, compared to the same period in 2022, due to an increase in transactions on our platform.
Sales and marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, as well as costs of general marketing and promotional activities, promotional event programs, sponsorships, and allocated overhead.

Sales and marketing expense decreased by $17.0 million, or 10%, during the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily driven by Amazon warrant expense which decreased from $119.2 million for the three months ended September 30, 2022 to $106.3 million for the three months ended September 30, 2023 due to a decrease in the number of new users to the Amazon program in the current period, which is the basis for a portion of the warrant expense. Additionally, personnel-related costs decreased by $9.9 million, or 46%, for the three months ended September 30, 2023 compared to the same period in 2022 as a result of our reduction in force and cost management plans. The decrease is partially offset by a $5.6 million increase in the amortization of intangible assets for the three months ended September 30, 2023 compared to the same period in 2022 due to accelerated amortization of Returnly’s intangibles assets related to the wind down of our returns management platform.
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
General and administrative expense decreased by $20.6 million, or 13%, during the three months ended September 30, 2023 compared to the same period in 2022. The decrease was primarily due to a $3.3 million, or 3%, decrease in payroll and personnel-related costs, a $6.6 million, or 45%, decrease in professional service fees and contractor expenses, and a $2.9 million, or 38%, decrease in bonuses during the three months ended September 30, 2023 compared to the same period in 2022, as a result of our reduction in force and cost management plans. Additionally insurance expense decreased by $2.0 million, or 39%, driven by a rate reduction during policy renewals.
Restructuring and other
Restructuring and other for the three months ended September 30, 2023 increased by $1.7 million compared to the same period in 2022. The associated restructuring and other expenses during the three months ended September 30, 2023 related to employee severance and other employment termination benefits offered in connection with the wind down of our returns management platform, Returnly.
Other (expense) income, net
Other income, net includes interest earned on our money market funds included in cash and cash equivalents and restricted cash, interest earned on securities available for sale, gains and losses on derivative agreements and other liabilities driven by changes in fair value, amortization of convertible debt issuance cost as well as gains (losses) on extinguishment, revolving credit facility issuance costs.
Other income, net increased by $2.7 million, or 7%, during the three months ended September 30, 2023 compared to the same period in 2022. The increase is primarily driven by an increase in interest income from cash and investments of $10.5 million during the three months ended September 30, 2023 compared to the same period in 2022 due to higher interest rates. Additionally, we recognized a gain of $3.5 million on the changes in fair value of liabilities, primarily related to our profit sharing liability, during the three months ended September 30, 2023 compared to a loss of $5.3 million on other liabilities in the same period in 2022, an increase of $8.8 million. We also had a $9.9 million increase in other income related to the wind down of Returnly and our partnership with a third party returns provider. The increase is partially offset by a $4.0 million gain on derivative instruments during the three months ended September 30, 2023 compared to a $30.7 million gain during the same period in 2022, a decrease of $26.7 million, primarily driven by more stable interest rates.

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
Our principal sources of liquidity are cash and cash equivalents, available for sale securities, available capacity from warehouse and revolving credit facilities, revolving securitizations, forward flow loan sale arrangements, and certain cash flows from our operations. As of September 30, 2023, we had $2.1 billion in cash and cash equivalents and available for sale securities, $2.8 billion in available funding debt capacity, excluding our purchase commitments from third party loan buyers, and $205.0 million in borrowing capacity available under our revolving credit facility.
The following table summarizes our cash, cash equivalents and investments in debt securities (in thousands):

	September 30, 2023	June 30, 2023
Cash and cash equivalents (1)	$1,079,261	$892,027
Investments in short-term debt securities (2)	782,205	915,003
Investments in long-term debt securities (2)	239,425	259,650
Cash, cash equivalent and investments in debt securities	$2,100,891	$2,066,680

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

Funding Debt
Our funding debt as of September 30, 2023 primarily includes warehouse credit facilities and sale and repurchase agreements. A detailed description of each of our borrowing arrangements is included in Note 9. Debt in the notes to the interim condensed consolidated financial statements. The following table summarizes our funding debt facilities as of September 30, 2023.

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2024	$700,000	$183,530
2025	842,092	390,881
2026	1,634,184	633,452
2027	—	—
2028	26,660	26,660
Thereafter	1,302,602	490,488
Total	$4,505,538	$1,725,011
U.S.
Our warehouse credit facilities allow us to borrow up to an aggregate of $4.0 billion, mature between 2024 and 2031 and subject to covenant compliance, generally permit borrowings up to 12 months prior to the final maturity date. As of September 30, 2023, we have drawn an aggregate of $1.4 billion on our warehouse credit facilities. As of September 30, 2023, we were in compliance with all applicable covenants in the agreements.
International
We use various credit facilities to finance the origination of loan receivables in Canada. Similar to our U.S. warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by Canadian loan receivables pledged to the respective facility as collateral, mature between 2025 and 2029. As of September 30, 2023, the aggregate commitment amount of these facilities was $505.5 million on a revolving basis, of which $360.4 million was drawn.
Sale and Repurchase Agreements
We have various sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. These agreements have an initial term of three months and subject to mutual agreement by Affirm and the counterparty, we may enter into one or more repurchase date extensions, each for an additional three month term at market interest rates on such extension date. We had $5.9 million and $11.0 million in debt outstanding under our sale and repurchase agreements disclosed within funding debt on the interim consolidated balance sheets as of September 30, 2023 and June 30, 2023, respectively.
Other Funding Sources
Securitizations
In connection with asset-backed securitizations, we sponsor and establish trusts (deemed to be VIEs) to ultimately purchase loans facilitated by our platform. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. We consolidate securitization VIEs when we are deemed to be the primary beneficiary and therefore have the power to direct the activities that most significantly affect the VIEs’ economic performance and a variable interest that could potentially be significant to the VIE. Where we consolidate the securitization trusts, the loans held in the securitization trusts are included in loans held for investment, and the notes sold to third-party investors are recorded in notes issued by securitization trusts in the interim condensed consolidated balance sheets. Refer to Note 10. Securitization and Variable Interest Entities for further details.
Revolving Credit Facility
In February 2022, we entered into a revolving credit agreement for a $165.0 million unsecured revolving credit facility, maturing on February 4, 2025, which was subsequently amended to increase the unsecured revolving commitments to $205.0 million. As of September 30, 2023, there were no borrowings outstanding under the facility. The facility contains certain covenants and restrictions, including certain financial maintenance covenants. As of September 30, 2023, we were in compliance with all applicable covenants in the agreements. Refer to Note 9. Debt in the notes to the interim condensed consolidated financial statements for further details on our revolving credit facility.
Forward Flow Loan Sale Arrangements
We have forward flow loan sale arrangements that facilitate the sale of whole loans to counterparties. Forward flow arrangements are generally fixed term in nature, with term lengths ranging between one to three years, during which we periodically sell loans to our counterparties.
Cash Flow Analysis

The following table provides a summary of cash flow data during the periods indicated:

	Three Months Ended September 30,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	98,902	51,215
Net cash provided by investing activities	(15,859)	117,273
Net cash provided by financing activities	148,806	199,542
Cash Flows from Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
For the three months ended September 30, 2023, net cash used in operating activities of $98.9 million stemmed from a net loss of $171.8 million, an unfavorable change in our operating assets net of operating liabilities of $8.9 million, including net cash outflows from the sale and purchase of loans of $5.9 million, partially offset by a positive adjustment for non-cash items of $279.6 million. The change in operating assets net of operating liabilities was primarily a result of an increase of our purchase and sale of loans held for sale activities. We purchased loans of $1.2 billion, which was offset by proceeds from loan sales of $1.2 billion. The positive adjustment for non-cash items primarily consisted of provision for credit losses of $99.7 million, which increased by $35.4 million as a result of the growth in the volume of loans held for investment and gain on sale of loans of $34.3 million which increased by $29.3 million driven by the increase in loan sale volume to third-party loan buyer, partially offset by the amortization expense of $40.1 million associated with our commercial agreement asset with Shopify, which decreased by $12.8 million.
For the three months ended September 30, 2022, net cash provided by operating activities was $51.2 million. This reflects a net loss of $251.4 million, offset by a favorable change in our operating assets net of operating liabilities of $13.4 million, a favorable change in net proceeds from sale and purchase of loans of $52.6 million and a positive adjustment for non-cash items of $236.5 million. The change in operating assets net of operating liabilities was primarily a result of our purchase and sale of loans held for sale activities. We purchased loans of $1.7 billion, which was offset by proceeds from loan sales of $1.7 billion. The positive adjustment for non-cash items was primarily driven by commercial agreement assets of $108.7 million, and stock-based compensation of $119.8 million, which saw an increase resulting from incremental compensation recognized from award modifications and increased headcount, offset by a loss on sale of loans of $63.6 million,
Cash Flows from Investing Activities
For the three months ended September 30, 2023, net cash provided by investing activities of $15.9 million was primarily attributable to repayments of loans and proceeds from sale of loans of $4.1 billion and proceeds from maturities and repayments of securities available for sale of $262.3 million, partially offset by purchases and origination of loans held for investment of $4.2 billion. Loan repayments and sale of loans of $4.1 billion during the period represented an increase of $1.6 billion, compared to the same period in 2022, due in part to shifting of the length of loan terms on our balance sheet netted off by higher average balance of loans held for investment compared to the same period in 2022. During the period we originated loans of $913.6 million and purchased loans of $3.3 billion, representing a combined decrease of $1.5 billion compared to the same period in 2022.
For the three months ended September 30, 2022, net cash provided by investing activities of $117.3 million was primarily attributable to purchases and origination of loans held for investment of $2.7 billion, partially offset by repayments of loans of $2.5 billion. During the period, we originated loans of $836.8 million and purchased loans of $1.9 billion, representing an increase compared to the same quarter of the prior year, due partly to continued growth in GMV. The repayments on loans of $2.5 billion during the period represented an increase compared to the same quarter of the prior year, due to a higher average balance of loans held for investment and generally increasing credit quality of the portfolio. The additional offset during the three months ended September 30, 2022 related to the net proceeds from maturities of securities available for sale of $359.9 million, representing an increase compared to the same quarter of the prior year.
Cash Flows from Financing Activities
For the three months ended September 30, 2023, net cash provided by financing activities of $148.8 million, was primarily attributable to net cash inflows from the issuance and repayment of notes and certificates issued for the securitization trust of $234.6 million, and partially offset by net cash outflows related to the repayment of funding debt of $42.4 million. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring warehouse credit facility activity, which involves securing new warehouse credit facilities and extending existing warehouse credit facilities. Additionally, we paid taxes related to RSU vesting of $36.5 million.
For the three months ended September 30, 2022, net cash provided by financing activities of $199.5 million, was primarily attributable to proceeds from funding debt and notes and residual trust certificates for the securitization trusts of $1.4 billion. These were partially offset by our debt repayments related to our lending activities of $1.2 billion, of which $1.1 billion were related to our warehouse credit facilities. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring warehouse credit facility activity, which involves securing new warehouse credit facilities and extending existing warehouse credit facilities. Finally, we paid taxes related to RSU vesting of $27.3 million.
Contractual Obligations

There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three months ended September 30, 2023 from the commitments and contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations,” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, which was filed with the SEC on August 25, 2023.

Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in activities that are not reflected on our interim condensed consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated VIEs, including our sponsored securitization transactions, which we contractually service.

For off-balance sheet loan sales where servicing is the only form of continuing involvement, we could experience a loss if we were required to repurchase a loan due to a breach in representations and warranties associated with our loan sale or servicing contracts. For unconsolidated securitization transactions where Affirm is the sponsor and risk retention holder, Affirm could experience a loss of up to 5% of both the senior notes and residual trust certificates. As of September 30, 2023, the aggregate outstanding balance of loans held by third-party investors for off-balance sheet VIEs was $4.3 billion. In the unlikely event principal payments on the loans backing any off-balance sheet securitization are insufficient to pay holders of senior notes and residual trust certificates, including any retained interests held by Affirm, then any amounts we contributed to the securitization reserve accounts may be depleted. Refer to Note 10. Securitization and Variable Interest Entities for further details.
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP and requires us to make certain estimates and judgments that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because certain of these accounting policies require significant judgment, our actual results may differ materially from our estimates. To the extent that there are differences between our estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations, and cash flows may be affected. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during the three months ended September 30, 2023.
For a complete discussion of our significant accounting policies and critical accounting estimates, refer to our Annual Report on Form 10-K for the year ended June 30, 2023 within Note 2 to the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates”.

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
Interest Rate Risk
Our securities available for sale at fair value as of September 30, 2023 included $1.0 billion of marketable debt securities with maturities greater than three months. An increase in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative, liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be significant.
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
We maintain an interest rate risk management program which measures and manages the potential volatility of earnings that may arise from changes in interest rates. We use interest rate derivatives to mitigate the effects of changes in interest rates on our variable rate debt which eliminates some, but not all, of the interest rate risk. Some of these contracts are designated as cash flow hedges for accounting purposes. For those contracts designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in other comprehensive income (loss) and is reclassified into funding costs in the same period the hedged transaction affects earnings. Factoring in the interest rate risk management program and the repricing of investment securities, as of September 30, 2023, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $40.0 million adverse impact on our cash flows associated with our market risk sensitive instruments over the next 12 months. This measure projects the changes in cash flows associated with all assets and liabilities, including derivatives, based on contractual market rate-based repricing conditions over a twelve-month time horizon. It considers forecasted business growth and anticipated future funding mix.

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

As of September 30, 2023 and June 30, 2023, we were exposed to credit risk on $4.5 billion and $4.4 billion, respectively, of loans held on our interim condensed consolidated balance sheet. Loan receivables are diversified geographically. As of both September 30, 2023 and June 30, 2023, approximately 11% of loan receivables related to customers residing in the state of California. No other states or provinces exceeded 10%.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023 could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A common stock. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our interim condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans
During the quarter ended September 30, 2023, the following officer, as defined in Rule 16a-1(f), adopted or terminated a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On September 15, 2023, Michael Linford, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of the Company's Class A common stock (a "Rule 10b5-1 Trading Plan") that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Linford's Rule 10b5-1

Trading Plan provides for the exercise of up to 315,000 employee stock options and sale of the underlying shares of our Class A common stock pursuant to one or more limit orders until April 30, 2024, or earlier if all transactions under the trading arrangement are completed.

No other officers or directors, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended September 30, 2023.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39888	3.1	January 15, 2021
3.2	Amended and Restated Bylaws	8-K	001-39888	3.1	October 20, 2023
10.1	Amendment No. 6 to Customer Installment Program Agreement, dated as of August 14, 2023, by and between Shopify Inc. and Affirm, Inc.*					X
10.2	First Amendment to Amended and Restated Installment Financing Services Agreement, dated as of October 2, 2023, by and between Affirm, Inc., Amazon.com Services LLC and Amazon Payments, Inc.*					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

AFFIRM HOLDINGS, INC.

Date: November 8, 2023	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Linford
Michael Linford
Chief Financial Officer
(Principal Financial Officer)