Form 10-Q
period 2023-12-31
Affirm Holdings, Inc.
filed 2024-02-08
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023

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

As of February 5, 2024, the number of shares of the registrant’s Class A common stock outstanding was 259,563,652 and the number of shares of the registrant’s Class B common stock outstanding was 47,310,468.

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
•our ability, and the ability of our originating bank and other partners, to comply, and remain in compliance with, laws and regulations that currently apply or become applicable to our business or the businesses of such partners;
•our ability to protect our confidential, proprietary, or sensitive information;
•past and future acquisitions, investments, and other strategic investments;
•our ability to maintain, protect, and enhance our brand and intellectual property;
•litigation, investigations, regulatory inquiries, and proceedings;
•developments in our regulatory environment;
•the impact of macroeconomic conditions on our business, including the impacts of inflation, an elevated interest rate environment and corresponding increases in negotiated interest rate spreads, ongoing recessionary concerns and the potential for more instability of financial institutions; and
•the size and growth rates of the markets in which we compete.
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

Part I - Financial Information

Item 1. Financial Statements

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	December 31, 2023	June 30, 2023
Assets
Cash and cash equivalents	$1,036,719	$892,027
Restricted cash	411,259	367,917
Securities available for sale at fair value	914,069	1,174,653
Loans held for sale	29	76
Loans held for investment	5,238,812	4,402,962
Allowance for credit losses	(262,204)	(204,531)
Loans held for investment, net	4,976,608	4,198,431
Accounts receivable, net	307,286	199,085
Property, equipment and software, net	369,854	290,135
Goodwill	541,156	542,571
Intangible assets	17,407	34,434
Commercial agreement assets	134,558	177,672
Other assets	356,044	278,614
Total assets	$9,064,989	$8,155,615
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$59,805	$28,602
Payable to third-party loan owners	134,567	53,852
Accrued interest payable	22,181	13,498
Accrued expenses and other liabilities	150,272	180,883
Convertible senior notes, net	1,415,952	1,414,208
Notes issued by securitization trusts	2,740,656	2,165,577
Funding debt	1,906,672	1,764,812
Total Liabilities	6,430,105	5,621,432
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 258,034,539 shares issued and outstanding as of December 31, 2023; 3,030,000,000 shares authorized, 237,230,381 shares issued and outstanding as of June 30, 2023	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 47,499,807 shares issued and outstanding as of December 31, 2023; 140,000,000 authorized, 59,615,836 shares issued and outstanding as of June 30, 2023	1	1
Additional paid in capital	5,571,955	5,140,850
Accumulated deficit	(2,929,932)	(2,591,247)
Accumulated other comprehensive loss	(7,142)	(15,423)
Total stockholders’ equity	2,634,884	2,534,183
Total liabilities and stockholders’ equity	$9,064,989	$8,155,615

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

	December 31, 2023	June 30, 2023
Assets of consolidated VIEs, included in total assets above
Restricted cash	$206,008	$203,872
Loans held for investment	5,041,108	4,151,606
Allowance for credit losses	(230,009)	(178,252)
Loans held for investment, net	4,811,099	3,973,354
Accounts receivable, net	2,959	8,196
Other assets	10,842	18,210
Total assets of consolidated VIEs	$5,030,908	$4,203,632
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$2,916	$2,894
Accrued interest payable	22,179	13,498
Accrued expenses and other liabilities	11,222	17,825
Notes issued by securitization trusts	2,740,656	2,165,577
Funding debt	1,872,624	1,656,400
Total liabilities of consolidated VIEs	4,649,597	3,856,194
Total net assets of consolidated VIEs	$381,311	$347,438

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Revenue
Merchant network revenue	$188,357	$134,019	$334,307	$247,168
Card network revenue	39,269	29,117	72,745	55,825
Total network revenue	227,626	163,136	407,052	302,993
Interest income	288,346	155,321	551,025	292,123
Gain on sales of loans	52,702	59,607	86,987	123,202
Servicing income	22,436	21,494	42,593	42,864
Total revenue, net	$591,110	$399,558	$1,087,657	$761,182
Operating expenses
Loss on loan purchase commitment	$53,630	$38,422	$88,496	$74,032
Provision for credit losses	120,880	106,689	220,576	170,939
Funding costs	84,617	43,751	158,548	68,817
Processing and servicing	90,203	66,508	165,874	120,867
Technology and data analytics	119,833	156,747	252,798	301,708
Sales and marketing	161,265	188,334	308,131	352,207
General and administrative	132,777	158,639	273,111	319,611
Restructuring and other	56	—	1,721	—
Total operating expenses	763,261	759,090	1,469,255	1,408,181
Operating loss	$(172,151)	$(359,532)	$(381,598)	$(646,999)
Other income, net	4,549	35,527	43,256	71,545
Loss before income taxes	$(167,602)	$(324,005)	$(338,342)	$(575,454)
Income tax (benefit) expense	(700)	(1,568)	343	(1,748)
Net loss	$(166,902)	$(322,437)	$(338,685)	$(573,706)
Other comprehensive income (loss)
Foreign currency translation adjustments	$13,824	$4,522	$1,926	$(17,024)
Unrealized gain (loss) on securities available for sale, net	4,853	3,069	6,206	(2,459)
Gain (loss) on cash flow hedges	(614)	—	149	—
Net other comprehensive income (loss)	18,063	7,591	8,281	(19,483)
Comprehensive loss	$(148,839)	$(314,846)	$(330,404)	$(593,189)
Per share data:
Net loss per share attributable to common stockholders for Class A and Class B
Basic	$(0.54)	$(1.10)	$(1.11)	$(1.96)
Diluted	$(0.54)	$(1.10)	$(1.11)	$(1.96)
Weighted average common shares outstanding
Basic	307,571,602	293,683,331	305,705,637	292,306,300
Diluted	307,571,602	293,683,331	305,705,637	292,306,300

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of June 30, 2023	296,846,217	$3	$5,140,850	$(2,591,247)	$(15,423)	$2,534,183
Issuance of common stock upon exercise of stock options	495,350	—	3,625	—	—	3,625
Vesting of restricted stock units	3,740,320	—	—	—	—	—
Vesting of warrants for common stock	—	—	95,910	—	—	95,910
Stock-based compensation	—	—	151,162	—	—	151,162
Tax withholding on stock-based compensation	—	—	(36,515)	—	—	(36,515)
Foreign currency translation adjustments	—	—	—	—	(11,898)	(11,898)
Unrealized gain on securities available for sale	—	—	—	—	1,353	1,353
Gain on cash flow hedges	—	—	—	—	763	763
Net loss	—	—	—	(171,783)	—	(171,783)
Balance as of September 30, 2023	301,081,887	$3	$5,355,032	$(2,763,030)	$(25,205)	$2,566,800
Issuance of common stock upon exercise of stock options	1,922,621	—	17,419	—	—	17,419
Issuance of common stock, employee share purchase plan	333,847	—	4,137	—	—	4,137
Vesting of restricted stock units	2,195,991	—	—	—	—	—
Vesting of warrants for common stock	—	—	114,705	—	—	114,705
Stock-based compensation	—	—	119,821	—	—	119,821
Tax withholding on stock-based compensation	—	—	(39,159)	—	—	(39,159)
Foreign currency translation adjustments	—	—	—	—	13,824	13,824
Unrealized gain on securities available for sale	—	—	—	—	4,853	4,853
Loss on cash flow hedges	—	—	—	—	(614)	(614)
Net loss	—	—	—	(166,902)	—	(166,902)
Balance as of December 31, 2023	305,534,346	$3	$5,571,955	$(2,929,932)	$(7,142)	$2,634,884

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

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(338,685)	$(573,706)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	220,576	170,939
Amortization of premiums and discounts on loans, net	(87,979)	(68,853)
Gain on sales of loans	(86,987)	(123,202)
Changes in fair value of assets and liabilities	(4,912)	(11,035)
Amortization of commercial agreement assets	43,114	43,114
Amortization of debt issuance costs	12,758	1,752
Amortization of discount on securities available for sale	(23,122)	(14,923)
Commercial agreement warrant expense	210,615	236,796
Stock-based compensation	202,523	241,583
Depreciation and amortization	66,643	43,886
Other	15,660	1,136
Change in operating assets and liabilities:
Purchases of loans held for sale	(2,244,895)	(3,323,750)
Proceeds from the sale of loans held for sale	2,262,184	3,428,673
Accounts receivable, net	(116,487)	(63,416)
Other assets	(41,669)	(13,727)
Accounts payable	31,203	(4,098)
Payable to third-party loan owners	80,715	55,995
Accrued interest payable	8,963	5,903
Accrued expenses and other liabilities	(36,995)	(10,400)
Net cash provided by operating activities	173,223	22,667
Cash flows from investing activities
Purchases and origination of loans held for investment	(10,333,489)	(6,535,457)
Proceeds from the sale of loans held for investment	2,976,941	702,987
Principal repayments and other loan servicing activity	6,536,313	4,628,825
Additions to property, equipment and software	(74,564)	(65,401)
Purchases of securities available for sale	(193,322)	(105,629)
Proceeds from maturities and repayments of securities available for sale	482,029	798,149
Other investing cash inflows/(outflows)	(34,669)	1,588
Net cash used in investing activities	(640,761)	(574,938)
Cash flows from financing activities
Proceeds from funding debt	6,439,713	3,367,729
Payment of debt issuance costs	(16,280)	(4,773)
Principal repayments of funding debt	(6,291,324)	(2,147,035)
Proceeds from issuance of notes and residual trust certificates by securitization trusts	1,101,828	250,000
Principal repayments of notes issued by securitization trusts	(528,279)	(559,383)
Proceeds from exercise of common stock options and warrants and contributions to ESPP	25,167	8,246
Repurchases of common stock	—	(109)
Payments of tax withholding for stock-based compensation	(75,674)	(45,320)
Net cash provided by financing activities	655,151	869,355
Effect of exchange rate changes on cash, cash equivalents and restricted cash	421	(3,098)
Net increase in cash, cash equivalents and restricted cash	188,034	313,986
Cash, cash equivalents and restricted cash, beginning of period	1,259,944	1,550,807
Cash, cash equivalents and restricted cash, end of period	$1,447,978	$1,864,793

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2023	2022
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	1,036,719	1,440,333
Restricted cash	411,259	424,460
Total cash, cash equivalents and restricted cash	$1,447,978	$1,864,793

	Six Months Ended December 31,
	2023	2022
Supplemental disclosures of cash flow information
Cash payments for interest expense	$142,449	$55,900
Cash paid for operating leases	8,251	8,244
Cash paid for income taxes	571	212
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	68,460	43,647
Right of use assets obtained in exchange for operating lease liabilities	—	494

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

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts in the interim condensed consolidated financial statements and the accompanying notes. Material estimates that are particularly susceptible to significant change relate to determination of the allowance for credit losses, capitalized internal-use software development costs, valuation allowance for deferred tax assets, loss on loan purchase commitment, the fair value of servicing assets and liabilities, discount on self-originated loans, the evaluation for impairment of intangible assets and goodwill, the fair value of available for sale debt securities including retained interests in our securitization trusts, the fair value of residual certificates issued by our securitization trusts held by third parties, and stock-based compensation, including the fair value of warrants issued to nonemployees. We base our estimates on historical experience, current events, and other factors we believe to be reasonable under the circumstances. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results will be materially affected.

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

Recent Accounting Pronouncements Not Yet Adopted

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance modifies the existing annual and interim segment reporting disclosures. The purpose of the update is to enable investors to better understand an entity’s overall performance and assess potential future cash flows, primarily through enhanced disclosure requirements on significant segment expenses. The ASU is effective for fiscal years beginning after December 15, 2023 and should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are in the process of evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments require disclosure of specific categories in the rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold and further disaggregation of income taxes paid for individually significant jurisdictions. The ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are in the process of evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

3.   Revenue

The following table presents our revenue disaggregated by revenue source (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Merchant network revenue	$188,357	$134,019	$334,307	$247,168
Card network revenue	39,269	29,117	72,745	55,825
Interest income	288,346	155,321	551,025	292,123
Gain on sales of loans	52,702	59,607	86,987	123,202
Servicing income	22,436	21,494	42,593	42,864
Total revenue, net	$591,110	$399,558	$1,087,657	$761,182

Merchant Network Revenue — Revenue from Contracts with Customers

Merchant network revenue primarily consists of merchant fees. Merchant partners (or integrated merchants) are generally charged a fee based on gross merchandise volume (“GMV”) processed through the Affirm platform. The fees vary depending on the individual arrangement between us and each merchant and on the terms of the product offering. The fee is recognized at the point in time the merchant successfully confirms the transaction, which is when the terms of the executed merchant agreement are fulfilled.

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

For the three and six months ended December 31, 2023 and 2022, there were no merchants that exceeded 10% of total revenue.

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

Interest Income

Interest income consisted of the following components (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Contractual interest income on unpaid principal balance	$248,083	$125,858	$474,374	$231,996
Amortization of discount on loans	51,024	38,838	96,142	77,807
Amortization of premiums on loans	(4,183)	(4,580)	(8,163)	(8,954)
Interest receivable charged-off, net of recoveries	(6,578)	(4,795)	(11,328)	(8,726)
Total interest income	$288,346	$155,321	$551,025	$292,123

We accrue interest income using the effective interest method, which includes the amortization of any discounts or premiums on loan receivables created upon the purchase of a loan from our originating bank partners or upon the origination of a loan. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of December 31, 2023 and June 30, 2023, the balance of loans held for investment on non-accrual status was $0.9 million and $1.8 million, respectively.

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

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Unpaid principal balance	$5,276,809	$4,451,324
Accrued interest receivable	55,499	41,079
Premiums on loans held for investment	7,404	7,135
Less: Discount due to loss on loan purchase commitment	(59,833)	(51,190)
Less: Discount due to loss on directly originated loans	(41,041)	(45,145)
Less: Fair value adjustment on loans acquired through business combination	(26)	(241)
Total loans held for investment	$5,238,812	$4,402,962

Loans held for investment includes loans originated through our originating bank partners and directly originated loans. The majority of the loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $5.9 billion and $10.5 billion during the three and six months ended December 31, 2023 and $4.4 billion and $7.9 billion during the three and six months ended December 31, 2022, respectively.

These loans have a variety of lending terms as well as maturities ranging from one to sixty months. Given that our loan portfolio focuses on one product segment, unsecured consumer installment loans, we generally evaluate the entire portfolio as a single homogeneous loan portfolio and make merchant or program specific adjustments as necessary.

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

The following table presents an analysis of the credit quality, by ITACs score, of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination on loans held for investment and loans held for sale (in thousands) as of December 31, 2023:

	December 31, 2023
	Amortized Costs Basis by Fiscal Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
96+	$2,317,427	$673,456	$18,542	$963	$15	$10	$3,010,413
94 – 96	1,135,744	273,060	1,506	43	14	7	1,410,374
90 – 94	206,747	30,972	777	16	2	4	238,518
<90	17,968	588	694	4	2	—	19,256
No score (1)	303,489	168,422	29,480	3,089	165	157	504,802
Total amortized cost basis	$3,981,375	$1,146,498	$50,999	$4,115	$198	$178	$5,183,363

(1)This balance represents loan receivables in markets without sufficient data currently available for use by the Affirm scoring methodology including loan receivables originated in Canada.

The following table presents net charge-offs by fiscal year of origination (in thousands) as of December 31, 2023:

	December 31, 2023
	Net Charge-offs by Fiscal Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
Current period charge-offs	(13,946)	(142,605)	(5,398)	(409)	(73)	(45)	(162,476)
Current period recoveries	134	6,364	4,065	522	25	51	11,161
Current period net charge-offs	(13,812)	(136,241)	(1,333)	113	(48)	6	(151,315)

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

	December 31, 2023	June 30, 2023
Non-delinquent loans	$4,919,077	$4,183,248
4 – 29 calendar days past due	136,005	92,876
30 – 59 calendar days past due	52,381	36,399
60 – 89 calendar days past due	39,048	28,171
90 – 119 calendar days past due(1)	36,852	21,271
Total amortized cost basis	$5,183,363	$4,361,965

(1)Includes $36.5 million and $20.9 million of loan receivables as of December 31, 2023 and June 30, 2023, respectively, that are 90 days or more past due, but are not on nonaccrual status.

We maintain an allowance for credit losses at a level sufficient to absorb expected credit losses based on evaluating known and inherent risks in our loan portfolio. The allowance for credit losses reflects our estimate of expected lifetime credit losses, which consider the remaining contractual term, historical credit losses, consumer payment trends, estimated recoveries, and future payment expectations as of each balance sheet date. Adjustments to the allowance each period for changes in our estimate of lifetime expected credit losses are recognized in earnings through the provision for credit losses presented on our interim condensed consolidated statements of operations and comprehensive loss. When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged against the allowance for credit losses. Loans are charged off in accordance with our charge-off policy, as the contractual principal becomes 120 days past due. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses.

The following table details activity in the allowance for credit losses, including charge-offs, recoveries and provision for loan losses (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Balance at beginning of period	$232,068	$153,025	$204,531	$155,392
Provision for loan losses	116,160	103,066	208,988	164,935
Charge-offs	(91,633)	(81,562)	(162,476)	(152,598)
Recoveries of charged-off receivables	5,609	7,571	11,161	14,371
Balance at end of period	$262,204	$182,100	$262,204	$182,100

Loan Modifications for Borrowers Experiencing Financial Difficulty

We have a loan modification program for eligible borrowers if they have at least one outstanding loan with Affirm and certain other eligibility criteria are met. We consider a borrower to be experiencing financial difficulty when a loan is between 30 and 120 days past due at the time of modification. The objective of the loan modification program is to offer borrowers assistance during times of financial stress, increase recovery rates, and minimize losses.

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

The following tables present the amortized cost basis of loans excluding accrued interest receivable that were modified for borrowers experiencing financial difficulty during the three and six months ended December 31, 2023, by type of modification (in thousands):

	Three Months Ended December 31, 2023
	Payment Deferral	Loan Re-amortization	Total	% of Total Loan Receivables Outstanding
Loans receivables	7,367	408	7,775	0.15%

	Six Months Ended December 31, 2023
	Payment Deferral	Loan Re-amortization	Total	% of Total Loan Receivables Outstanding
Loans receivables	12,457	701	13,158	0.25%

With respect to borrowers who received payment deferrals during the three and six months ended December 31, 2023, the length of each deferral period was one month.

With respect to borrowers who received loan re-amortization during the three and six months ended December 31, 2023, the payment amount was reduced by half and the term of the loan was extended between one month and twelve months.
We closely monitor the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. We hold an allowance for credit losses for modified loans classified as held for investment. Our allowance estimate considers whether a loan has been modified due to a borrower experiencing financial difficulty and the increased likelihood that such loan may become delinquent or charge-off in the future. During the payment deferral process, the loans are made current, and payment schedules for these loans are updated according to the deferral terms.

The following table presents the delinquency status as of December 31, 2023 (in thousands), by amortized cost basis excluding accrued interest receivable, of loan receivables that have been modified within the last 12 months where the borrower was experiencing financial difficulty at the time of modification:

	December 31, 2023
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$6,742	$280	$7,022
4 – 29 calendar days past due	2,667	142	2,809
30 – 59 calendar days past due	1,354	109	1,463
60 – 89 calendar days past due	952	96	1,048
90 – 119 calendar days past due	990	87	1,077
Total amortized cost basis	$12,705	$714	$13,419

With respect to modifications during the last 12 months where the borrower was experiencing financial difficulty at the time of modification, the amortized cost basis of loans which have been charged off as of December 31, 2023, is immaterial.

5. Acquisitions

There were no acquisitions accounted for as business combinations completed in the six months ended December 31, 2023 and 2022.

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

6.   Balance Sheet Components

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, affiliate network partners and servicing fees due from third-party loan owners. For each of these groups, we evaluate accounts receivable to determine management’s current estimate of expected credit losses based on historical experience and future expectations and record an allowance for credit losses. Our allowance for credit losses with respect to accounts receivable was $12.1 million and $12.9 million as of December 31, 2023 and June 30, 2023, respectively.

Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Internally developed software	$499,655	$377,301
Leasehold improvements	20,927	20,214
Computer equipment	10,441	10,187
Furniture and equipment	6,643	6,503
Total property, equipment and software, at cost	$537,666	$414,205
Less: Accumulated depreciation and amortization	(167,812)	(124,070)
Total property, equipment and software, net	$369,854	$290,135

Depreciation and amortization expense on property, equipment and software was $36.5 million and $62.5 million for the three and six months ended December 31, 2023, respectively, and $15.6 million and $29.1 million for the three and six months ended December 31, 2022, respectively.

No impairment losses related to property, equipment and software were recorded during the three and six months ended December 31, 2023 and 2022.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the six months ended December 31, 2023 were as follows (in thousands):

Balance as of June 30, 2023	$542,571
Adjustments (1)	(1,415)
Balance as of December 31, 2023	$541,156

(1)Adjustments to goodwill during the six months ended December 31, 2023 primarily pertained to foreign currency translation adjustments.

During the three and six months ended December 31, 2023, we recognized goodwill impairment losses of $1.0 million included in general and administrative expenses within the interim condensed consolidated statement of operations and comprehensive loss. No impairment losses related to goodwill were recorded during the three and six months ended December 31, 2022.

Intangible assets consisted of the following (in thousands):

	December 31, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$38,129	$(35,846)	$2,283	0.3
Developed technology	39,626	(36,938)	2,688	0.2
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks and domains, definite	1,481	(1,088)	393	1.4
Trademarks, licenses and domains, indefinite	11,695	—	11,695	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,769	$(86,362)	$17,407

	June 30, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$38,129	$(27,637)	$10,492	0.6
Developed technology	39,626	(30,653)	8,973	0.6
Assembled workforce	12,490	(9,983)	2,507	0.3
Trademarks and domains, definite	1,481	(990)	491	1.7
Trademarks, licenses and domains, indefinite	11,621	—	11,621	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,697	$(69,263)	$34,434

Amortization expense for intangible assets was $2.9 million and $17.1 million for the three and six months ended December 31, 2023, respectively, and $7.4 million and $14.8 million for the three and six months ended December 31, 2022, respectively. No impairment losses related to intangible assets were recorded during the three and six months ended December 31, 2023 and 2022.

The expected future amortization expense of these intangible assets as of December 31, 2023 is as follows (in thousands):

2024 (remaining six months)	$3,794
2025	1,396
2026	157
2027	15
2028 and thereafter	—
Total amortization expense	$5,362

Commercial Agreement Assets

In November 2021, we granted warrants in connection with our commercial agreements with certain subsidiaries of Amazon.com, Inc. (“Amazon”). The warrants were granted in exchange for certain performance provisions and the benefit of acquiring new users. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested upon grant. The asset was valued based on the fair value of the warrants and represents the probable future economic benefit to be realized over the approximate three year term of the commercial agreement at the grant date. For the three and six months ended December 31, 2023, we recognized amortization expense of $10.4 million and $20.9 million, respectively, and $10.5 million and $20.9 million for the three and six months ended December 31, 2022, respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense. Refer to Note 14. Stockholders’ Equity for further discussion of the warrants.

In January 2021, we recognized an asset in connection with a commercial agreement with an enterprise partner, in which we granted stock appreciation rights in exchange for the benefit of acquiring access to the partner's consumers. This asset represents the probable future economic benefit to be realized over the three-year expected benefit period and is valued based on the fair value of the stock appreciation rights on the grant date. We initially recognized an asset of $25.9 million associated with the fair value of the stock appreciation rights. During the three and six months ended December 31, 2023, we recorded amortization expense of $2.1 million and $4.2 million, respectively, related to the asset which is now fully amortized. During the three and six months ended December 31, 2022, we recorded amortization expense related to the asset of $2.1 million and $4.2 million, respectively.

In July 2020, we recognized an asset in connection with a commercial agreement with Shopify Inc. (“Shopify”), in which we granted warrants in exchange for the opportunity to acquire new merchant partners. This asset represents the probable future economic benefit to be realized over the expected benefit period and is valued based on the fair value of the warrants on the grant date. We recognized an asset of $270.6 million associated with the fair value of the warrants, which were fully vested as of December 31, 2023. The expected benefit period of the asset was initially estimated to be four years, and the remaining useful life of the asset is reevaluated each reporting period. During fiscal year 2022, the remaining expected benefit period was extended by two years upon the execution of an amendment to the commercial agreement with Shopify which extended the term of the agreement. During the three and six months ended December 31, 2023, we recorded amortization expense related to the commercial agreement asset of $9.0 million and $18.1 million, respectively, and $9.1 million and $18.1 million for the three and six months ended December 31, 2022, respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

Other Assets

    Other assets consisted of the following (in thousands):

	December 31, 2023	June 30, 2023
Processing reserves	$70,202	$60,039
Prepaid payroll taxes for stock-based compensation	70,201	14,336
Equity securities, at cost	37,805	43,172
Fixed term deposit	35,077	—
Prepaid expenses	33,030	35,626
Operating lease right-of-use assets	25,049	30,171
Derivative instruments	22,763	50,545
Foreign deferred tax asset	22,657	23,270
Other assets	39,260	21,455
Total other assets	$356,044	$278,614

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands)

	December 31, 2023	June 30, 2023
Accrued expenses	$53,443	$50,704
Operating lease liability	45,525	52,557
Collateral held for derivative instruments	23,266	53,267
Other liabilities	28,038	24,355
Total accrued expenses and other liabilities	$150,272	$180,883

7. Leases

We lease facilities under operating leases with various expiration dates through 2030. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from nine months to one year. As of December 31, 2023, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to seven years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. The cash collateral and deposits for the letters of credit have been recognized as restricted cash in the interim condensed consolidated balance sheets and totaled $8.9 million and $9.7 million as of December 31, 2023 and June 30, 2023, respectively.

No impairment charge was incurred related to leases during the three months ended December 31, 2023. During the six months ended December 31, 2023, we decided to sublease a portion of our leased office space in San Francisco, resulting in an impairment charge of $0.8 million included in general and administrative expense on our interim consolidated statements of operations and comprehensive loss. No impairment charges were incurred in the three and six months ended December 31, 2022.

Operating lease expense is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Operating lease expense (1)	$2,946	$3,672	$5,932	$7,516

(1)Lease expenses for our short-term leases were immaterial for the periods presented.

We have subleased a portion of our leased facilities. Sublease income totaled $1.2 million and $2.1 million during the three and six months ended December 31, 2023, respectively, and $0.9 million and $1.7 million during the three and six months ended December 31, 2022, respectively.

Lease term and discount rate information are summarized as follows:

December 31, 2023
Weighted average remaining lease term (in years)	3.5
Weighted average discount rate	4.9%

As of December 31, 2023, future minimum lease payments are as follows (in thousands):

2024 (remaining six months)	$8,245
2025	16,317
2026	15,371
2027	2,680
2028	2,737
Thereafter	4,951
Total lease payments	50,301
Less imputed interest	(4,776)
Present value of total lease liabilities	$45,525

8.   Commitments and Contingencies

Repurchase Obligation

Under the normal terms of our whole loan sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representations and warranties is identified. Generally, a breach in representations and warranties could occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. This amount was not material as of December 31, 2023.

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

Kusnier v. Affirm Holdings, Inc.

On December 8, 2022, plaintiff Mark Kusnier filed a putative class action lawsuit against Affirm, Max Levchin, and Michael Linford in the U.S. District Court for the Northern District of California (the “Kusnier action”). On May 5, 2023, plaintiffs Kusnier and Chris Meinsen filed their first amended complaint alleging that the defendants (i) caused Affirm to make materially false and/or misleading statements and/or failed to disclose that Affirm’s BNPL service facilitated excessive consumer debt (including with respect to certain for-profit educational institutions), regulatory arbitrage, and data harvesting; (ii) made false and/or misleading statements about certain public regulatory actions; and (iii) made false and/or misleading statements about whether Affirm’s business model was vulnerable to interest rate changes. On December 20, 2023, the Court granted Affirm’s motion to dismiss the first amended complaint with leave to amend. On January 19, 2024, plaintiffs filed their second amended complaint, which contains only the allegations from the first amended complaint relating to false and/or misleading statements about whether Affirm’s business model was vulnerable to interest rate changes. In light of the above, plaintiffs assert that Affirm violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that Levchin and Linford violated Section 20(a) of the Exchange Act. Plaintiffs seek class certification, unspecified compensatory and punitive damages, and costs and expenses. Affirm filed its motion to dismiss the second amended complaint on February 2, 2024.

Quiroga v. Levchin, et al.

On March 29, 2023, plaintiff John Quiroga filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of California (the “Quiroga action”) against Affirm, as a nominal defendant, and certain of Affirm’s current officers and directors as defendants based on allegations substantially similar to those in the Kusnier action at the time of filing. The Quiroga complaint purports to assert claims on Affirm’s behalf for contribution under the federal securities laws, breaches of fiduciary duty, unjust enrichment, and waste of corporate assets, and seeks corporate reforms, unspecified damages and restitution, and fees and costs. On May 1, 2023, the action was stayed by agreement of the parties. The stay can be lifted at the request of either party or upon certain conditions relating to the resolution of the Kusnier action.

Jeffries v. Levchin, et al.

On May 24, 2023, plaintiff Sabrina Jeffries filed a shareholder derivative lawsuit in the U.S. District Court for the Northern District of California (the “Jeffries action”) against Affirm, as a nominal defendant, and certain of Affirm's current officers and directors as defendants based on allegations substantially similar to those in the Kusnier and Quiroga actions at the time of filing. The Jeffries complaint purports to assert claims on Affirm's behalf for breach of fiduciary duties, making false statements under federal securities law, unjust enrichment, waste of corporate assets, and aiding and abetting breach of fiduciary duties, and seeks unspecified damages, equitable relief, and fees and costs. On August 15, 2023, the action was stayed by agreement of the parties. The stay can be lifted at the request of either party or upon certain conditions relating to the resolution of the Kusnier action.

Vallieres v. Levchin, et al.

On September 14, 2023, plaintiff Michael Vallieres filed a shareholder derivative lawsuit in the U.S. District Court for the District of Delaware against Affirm, as a nominal defendant, and certain of Affirm’s current officers and directors as defendants based on allegations substantially similar to those in the Kusnier, Quiroga, and Jeffries actions at the time of filing. The Vallieres complaint purports to assert claims on Affirm's behalf for breach of fiduciary duties, gross management, abuse of control, unjust enrichment, and contribution, and seeks unspecified damages, equitable relief, and fees and costs. On November 30, 2023, the case was stayed by agreement of the parties.

We have determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described above, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Amounts accrued as of

December 31, 2023 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.

9.   Debt

Debt encompasses funding debt, convertible senior notes and our revolving credit facility.

Funding Debt

Funding debt and its aggregate future maturities consists of the following (in thousands):

December 31, 2023
2024	$1,947
2025	324,264
2026	1,228,445
2027	—
2028	23,060
Thereafter	346,635
Total	$1,924,351
Deferred debt issuance costs	(17,679)
Total funding debt, net of deferred debt issuance costs	$1,906,672

Secured Borrowing Facilities

U.S.

Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. Each trust entered into a credit agreement and security agreement with a third-party as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are classified as funding debt on the interim condensed consolidated balance sheets and proceeds from the borrowings can only be used for the purposes of facilitating loan funding and origination, with advance rates ranging from 82% to 86% of the total collateralized balance. These warehouse credit facility trusts, which have been classified as VIEs, are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm. These revolving facilities mature between fiscal years 2024 and 2031 and generally permit borrowings up to 12 months prior to the final maturity date of each respective facility. As of December 31, 2023, the aggregate commitment amount of these facilities was $5.1 billion on a revolving basis, of which $1.5 billion was drawn, with $3.6 billion remaining available. Certain loans originated by us or purchased from the originating bank partners are pledged as collateral for borrowings in our facilities. The unpaid principal balance of these loans totaled $1.8 billion and $1.7 billion as of December 31, 2023 and June 30, 2023, respectively.

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

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of December 31, 2023, we were in compliance with all applicable covenants in the agreements.

International

Additionally, we have various credit facilities utilized to finance the origination of loan receivables in Canada. Similar to our warehouse credit facilities, borrowings under these agreements are classified as funding debt on the interim condensed consolidated balance sheets, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by Canadian loan receivables pledged to the respective facility as collateral, mature between fiscal years 2025 and 2029, and bear interest based on benchmark rates plus a spread ranging from 1.25% to 4.50%.

As of December 31, 2023, the aggregate commitment amount of these facilities was $668.7 million on a revolving basis, of which $409.2 million was drawn, with $259.5 million remaining available. The unpaid principal balance of loans pledged to these facilities totaled $492.4 million and $412.8 million as of December 31, 2023 and June 30, 2023, respectively.

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth at the Affirm Canada subsidiary level or the Affirm Holdings level. As of December 31, 2023, we were in compliance with all applicable covenants in the agreements.

Sales and Repurchase Agreements

We entered into certain sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. The repurchase agreements each have an initial term of three months and subject to mutual agreement by Affirm and the counterparty, we may enter into one or more repurchase date extensions, each for an additional three-month term at market interest rates on such extension date. As of December 31, 2023, the interest rates were 7.59% for both the senior pledged securities and the residual certificate pledged securities. We had $1.9 million and $11.0 million in debt outstanding under our repurchase agreements classified within funding debt on the interim condensed consolidated balance sheets as of December 31, 2023 and June 30, 2023, respectively. The debt will be amortized through regular principal and interest payments on the pledged securities. The outstanding debt relates to $10.0 million and $18.9 million in pledged securities disclosed within securities available for sale at fair value on the interim condensed consolidated balance sheets as of December 31, 2023 and June 30, 2023, respectively.

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

On December 6, 2023, the Board of Directors authorized the repurchase of up to $800 million in aggregate principal amount of the 2026 Notes. This authorization succeeds the $800 million repurchase authorization approved by the Board of Directors on June 7, 2023, which expired on December 31, 2023. As of December 31, 2023, we have not executed any repurchases under the June 2023 authorization. Note repurchases under the December 2023 authorization may be made from time to time through December 31, 2024 through open market purchases, privately negotiated purchases, purchase plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Rule 10b5-1”), or through a combination thereof. Repurchases are subject to available liquidity, general market and economic conditions, alternate uses for the capital, and other factors, and there is no minimum principal amount of 2026 Notes that the Company is obligated to repurchase.

The convertible senior notes outstanding as of December 31, 2023 consisted of the following (in thousands):

	Principal Amount	Unamortized Discount and Issuance Cost	Net Carrying Amount
Convertible senior notes	$1,425,900	$(9,948)	$1,415,952

The 2026 Notes do not bear interest. We recognized $0.9 million and $1.7 million during the three and six months ended December 31, 2023, respectively, and $1.1 million and $2.1 million during the three and six months ended December 31, 2022, respectively, of interest expense related to the amortization of debt discount and issuance costs in the interim condensed consolidated statement of operations and comprehensive loss within other income, net. As of December 31, 2023, the remaining life of the 2026 Notes is approximately 35 months.

Revolving Credit Facility

On February 4, 2022, we entered into a revolving credit agreement with a syndicate of commercial banks for a $165.0 million unsecured revolving credit facility. On May 16, 2022, we increased unsecured revolving commitments under the facility to $205.0 million. This facility bears interest at a rate equal to, at our option, either (a) a Secured Overnight Financing Rate (“SOFR”) rate determined by reference to the forward-looking term SOFR rate for the interest period, plus an applicable margin of 1.85% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the U.S. prime rate and (iii) the one-month forward-looking term SOFR rate plus 1.00% per annum, in each case, plus an applicable margin of 0.85% per annum. The revolving credit agreement has a final maturity date of February 4, 2025. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.20% per annum on the undrawn balance available. There are no borrowings outstanding under the facility as of December 31, 2023.

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

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs (in thousands):

	December 31, 2023
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$2,141,791	$1,901,604	$240,187
Securitizations	2,889,117	2,747,993	141,124
Total consolidated VIEs	$5,030,908	$4,649,597	$381,311

	June 30, 2023
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$1,930,641	$1,686,359	$244,282
Securitizations	2,272,991	2,169,835	103,156
Total consolidated VIEs	$4,203,632	$3,856,194	$347,438

Unconsolidated VIEs

Our transactions with unconsolidated VIEs include securitization trusts where we did not retain significant economic exposure through our variable interests and therefore we determined that we are not the primary beneficiary as of December 31, 2023.

The following information pertains to unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary (in thousands):

	December 31, 2023
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$646,792	$604,250	$42,542	$32,076
Total unconsolidated VIEs	$646,792	$604,250	$42,542	$32,076

	June 30, 2023
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$380,547	$367,788	$12,759	$19,149
Total unconsolidated VIEs	$380,547	$367,788	$12,759	$19,149

Maximum exposure to losses represents our exposure through our continuing involvement as servicer and through our retained interests. For unconsolidated VIEs, this includes $32.4 million in retained notes and residual trust certificates disclosed within securities available for sale at fair value in our interim condensed consolidated balance sheets and $0.3 million related to our net servicing liabilities disclosed within our interim condensed consolidated balance sheets as of December 31, 2023.

Additionally, we may experience a loss due to future repurchase obligations resulting from breaches in representations and warranties in our securitization and third-party sale agreements. This amount was not material as of December 31, 2023.

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

See Note 13. Fair Value of Financial Assets and Liabilities for additional information on the fair value sensitivity of the notes receivable and residual trust certificates. Additionally, as of December 31, 2023, we have pledged certain of our retained beneficial interests as collateral in a sale and repurchase agreement as described in Note 9. Debt.

11.   Investments

Marketable Securities

Marketable securities include certain investments classified as cash and cash equivalents and securities available for sale, at fair value, and consist of the following as of each date presented within the interim condensed consolidated balance sheets (in thousands):

	December 31, 2023	June 30, 2023
Cash and cash equivalents:
Money market funds	$77,591	$97,129
Commercial paper	58,827	54,402
Agency bonds	—	60,865
Securities available for sale:
Certificates of deposit	82,213	97,224
Corporate bonds	232,571	256,772
Commercial paper	73,356	266,193
Agency bonds	45,812	84,276
Municipal bonds	3,974	—
Government bonds
Non-US	5,256	9,151
US	438,476	441,096
Securitization notes receivable and certificates (1)	32,411	18,913
Other	—	1,028
Total marketable securities:	$1,050,487	$1,387,049

(1)Some of these securities have been pledged as collateral in connection with sale and repurchase agreements as discussed within Note 9. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of December 31, 2023 and June 30, 2023 were as follows (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$82,216	$21	$(24)	$—	$82,213
Corporate bonds	233,846	327	(1,602)	—	232,571
Commercial paper (1)	132,168	22	(7)	—	132,183
Agency bonds	45,820	54	(62)	—	45,812
Municipal bonds	3,928	46	—	—	3,974
Government bonds
Non-US	5,307	—	(51)	—	5,256
US	439,688	136	(1,348)	—	438,476
Securitization notes receivable and certificates (2)	33,284	11	(221)	(663)	32,411
Total securities available for sale	$976,257	$617	$(3,315)	$(663)	$972,896

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$97,399	$11	$(186)	$—	$97,224
Corporate bonds	260,627	55	(3,910)	—	256,772
Commercial paper (1)	320,882	34	(321)	—	320,595
Agency bonds (1)	145,312	62	(233)	—	145,141
Government bonds
Non-US	9,330	—	(179)	—	9,151
US	444,858	28	(3,790)	—	441,096
Securitization notes receivable and certificates (2)	19,841	—	(475)	(453)	18,913
Other	1,028	—	—	—	1,028
Total securities available for sale	$1,299,277	$190	$(9,094)	$(453)	$1,289,920

(1)Commercial paper and agency bonds include $58.8 million and $115.3 million as of December 31, 2023 and June 30, 2023, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)Approximately $10.0 million of these securities have been pledged as collateral in connection with sale and repurchase agreements as discussed within Note 9. Debt.

As of December 31, 2023 and June 30, 2023, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of December 31, 2023 and June 30, 2023, are as follows (in thousands):

	December 31, 2023
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$53,028	$(24)	$—	$—	$53,028	$(24)
Corporate bonds	47,851	(65)	119,415	(1,537)	167,266	(1,602)
Commercial paper	35,051	(7)	—	—	35,051	(7)
Agency bonds	31,223	(62)	—	—	31,223	(62)
Government bonds
Non-US	3,131	(27)	2,124	(24)	5,255	(51)
US	266,913	(598)	43,824	(750)	310,737	(1,348)
Total securities available for sale (1)	$437,197	$(783)	$165,363	$(2,311)	$602,560	$(3,094)

	June 30, 2023
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$63,489	$(186)	$—	$—	$63,489	$(186)
Corporate bonds	92,171	(834)	131,762	(3,076)	223,933	(3,910)
Commercial paper	164,037	(321)	—	—	164,037	(321)
Agency bonds	44,214	(233)	—	—	44,214	(233)
Government bonds
Non-US	3,061	(58)	6,089	(121)	9,150	(179)
US	292,333	(2,395)	67,606	(1,395)	359,939	(3,790)
Total securities available for sale (1)	$659,305	$(4,027)	$205,457	$(4,592)	$864,762	$(8,619)

(1)The number of positions with unrealized losses for which an allowance for credit losses has not been recorded totaled 81 and 142 as of December 31, 2023 and June 30, 2023, respectively.

The length of time to contractual maturities of securities available for sale as of December 31, 2023 and June 30, 2023 were as follows (in thousands):

	December 31, 2023
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$82,216	$82,213	$—	$—	$82,216	$82,213
Corporate bonds	135,936	135,289	97,910	97,282	233,846	232,571
Commercial paper (1)	132,168	132,183	—	—	132,168	132,183
Agency bonds	32,644	32,623	13,176	13,189	45,820	45,812
Municipal bonds	—	—	3,928	3,974	3,928	3,974
Government bonds
Non-US	2,149	2,125	3,158	3,131	5,307	5,256
US	325,072	324,727	114,616	113,749	439,688	438,476
Securitization notes receivable and certificates (2)	—	—	33,284	32,411	33,284	32,411
Total securities available for sale	$710,185	$709,160	$266,072	$263,736	$976,257	$972,896

	June 30, 2023
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$97,399	$97,224	$—	$—	$97,399	$97,224
Corporate bonds	173,523	171,634	87,104	85,138	260,627	256,772
Commercial paper (1)	320,882	320,595	—	—	320,882	320,595
Agency bonds (1)	130,176	130,165	15,136	14,976	145,312	145,141
Government bonds
Non-US	4,063	3,996	5,267	5,155	9,330	9,151
US	308,179	306,656	136,679	134,440	444,858	441,096
Securitization notes receivable and certificates (2)	—	—	19,841	18,913	19,841	18,913
Other	—	—	1,028	1,028	1,028	1,028
Total securities available for sale	$1,034,222	$1,030,270	$265,055	$259,650	$1,299,277	$1,289,920

(1)Commercial paper and agency bonds include $58.8 million and $115.3 million as of December 31, 2023 and June 30, 2023, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)Based on weighted average life of expected cash flows as of December 31, 2023 and June 30, 2023.

Gross proceeds from matured or redeemed securities were $0.3 billion and $0.7 billion for the three and six months ended December 31, 2023, respectively, and $0.5 billion and $2.2 billion for the three and six months ended December 31, 2022, respectively.

For available for sale securities realized gains and losses from portfolio sales were not material for the three and six months ended December 31, 2023 and 2022, respectively.
Non-marketable Equity Securities

Equity investments without a readily determinable fair value held at cost were $37.8 million and $43.2 million as of December 31, 2023 and June 30, 2023, respectively, and are included in other assets within the interim condensed consolidated balance sheets.

During the three and six months ended December 31, 2023, we recognized an impairment of $14.1 million within other income, net in the interim consolidated statements of operations in connection with one of our non-marketable equity security investments. We determined an impairment indicator existed upon receiving a tender offer to repurchase all outstanding equity securities at a substantial discount relative to the cost basis of our investment. We determined the tender offer price was a reasonable estimate of fair value and therefore we recognized an impairment equal to the difference between our costs basis and the implied fair value based on the tender offer price. We did not record any impairment for the three and six months ended December 31, 2022.

There have been no upward or downward adjustments due to observable changes in orderly transactions for the three and six months ended December 31, 2023 and 2022.

Fixed Term Deposits

Fixed term deposits were $35.1 million as of December 31, 2023 and consist of interest bearing deposits held at financial institutions with an original maturities greater than three months but no more than twelve months. These deposits are carried at cost, which approximates fair value, and are included in other assets within the interim condensed consolidated balance sheets. We did not have any fixed term deposits as of June 30, 2023.

12.   Derivative Financial Instruments

The following table summarizes the total fair value, including interest accruals, and outstanding notional amounts of derivative instruments as of December 31, 2023 and June 30, 2023 (in thousands):

	December 31, 2023			June 30, 2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts - cash flow hedges	$450,000	$162	$(73)	$800,000	$751	$—
Derivatives not designated as hedges
Interest rate contracts	928,969	22,601	—	2,102,944	49,794	—
Total gross derivative assets/liabilities	$1,378,969	$22,763	$(73)	$2,902,944	$50,545	$—

The following table summarizes the impact of the cash flow hedges on Accumulated Other Comprehensive Income (“AOCI”) (in thousands):

	Three Months Ended December 31, 2023	Six Months Ended December 31, 2023
Balance at beginning of period	1,514	751
Changes in fair value	(103)	911
Amounts reclassified into earnings (1)	(511)	(762)
Balance at end of period (2)	$900	$900

(1)The amounts reclassified into earnings are presented in the interim consolidated statements of income within funding costs.
(2)Over the next 12 months, we expect to reclassify $1.8 million of net derivative gains included in AOCI into funding costs within our interim consolidated statements of operations and comprehensive loss.

The following table summarizes the impact of the derivative instruments on income and indicates where within the interim consolidated statements of operations and comprehensive loss such impact is reported (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Location of gains (losses) where the effects of derivatives are recorded
The effects of cash flow hedging
Funding costs	511	—	762	—
The effects of derivatives not designated in hedging relationships
Other income, net	(5,708)	6,845	(1,729)	37,510

13.   Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and June 30, 2023 (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$77,591	$—	$—	$77,591
Commercial paper	—	58,827	—	58,827
Securities, available for sale:
Certificates of deposit	—	82,213	—	82,213
Corporate bonds	—	232,571	—	232,571
Commercial paper	—	73,356	—	73,356
Agency bonds	—	45,812	—	45,812
Municipal bonds	—	3,974	—	3,974
Government bonds:
Non-U.S.	—	5,256	—	5,256
U.S.	—	438,476	—	438,476
Securitization notes receivable and residual trust certificates	—	—	32,411	32,411
Servicing assets	—	—	365	365
Derivative instruments	—	22,763	—	22,763
Risk sharing asset	—	—	16,690	16,690
Total assets	$77,591	$963,248	$49,466	$1,090,305
Liabilities:
Servicing liabilities	$—	$—	$2,531	$2,531
Performance fee liability	—	—	1,594	1,594
Profit share liability	—	—	1,544	1,544
Derivative instruments	—	73	—	73
Risk sharing liability	—	—	512	512
Total liabilities	$—	$73	$6,181	$6,254

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$97,129	$—	$—	$97,129
Commercial paper	—	54,402	—	54,402
Agency bonds	—	60,865	—	60,865
Securities, available for sale:
Certificates of deposit	—	97,224	—	97,224
Corporate bonds	—	256,772	—	256,772
Commercial paper	—	266,193	—	266,193
Agency bonds	—	84,276	—	84,276
Government bonds:
Non-U.S.	—	9,151	—	9,151
U.S.	—	441,096	—	441,096
Securitization notes receivable and residual trust certificates	—	—	18,913	18,913
Other	—	—	1,028	1,028
Servicing assets	—	—	880	880
Derivative instruments	—	50,545	—	50,545
Total assets	$97,129	$1,320,524	$20,821	$1,438,474
Liabilities:
Servicing liabilities	$—	$—	$1,392	$1,392
Performance fee liability	—	—	1,581	1,581
Residual trust certificates, held by third-parties	—	—	125	125
Profit share liability	—	—	1,832	1,832
Total liabilities	$—	$—	$4,930	$4,930

As of December 31, 2023 and June 30, 2023, there were no transfers between levels.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Marketable Securities

As of December 31, 2023, we held marketable securities classified as cash and cash equivalents and available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Derivative Instruments

As of December 31, 2023 and June 30, 2023, we used a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risks associated with variable interest rates. These derivative instruments are classified as Level 2 within the fair value hierarchy, and the fair value is estimated by using third-party pricing models, which contain certain assumptions based on readily observable market-based inputs. We validate the valuation output on a monthly basis. Refer to Note 12. Derivative Financial Instruments in the notes to the interim condensed consolidated financial statements for further details on our derivative instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Unobservable Inputs (Level 3)

We evaluate our assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them each reporting period. Since our servicing assets and liabilities, performance fee liability, securitization notes and residual trust certificates, profit share liability, and risk sharing arrangements do not trade in an active market with readily observable prices, we use significant unobservable inputs to measure fair value and have classified as level 3 within the fair value hierarchy. This determination requires significant judgments to be made.

Servicing Assets and Liabilities

We sold loans with an unpaid principal balance of $3.1 billion and $5.2 billion for the three and six months ended December 31, 2023, respectively, and $2.1 billion and $4.1 billion for the three and six months ended December 31, 2022, respectively, for which we retained servicing rights.

As of December 31, 2023 and June 30, 2023, we serviced loans which we sold with a remaining unpaid principal balance of $5.2 billion and $4.1 billion, respectively.

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

We earned $22.4 million and $42.6 million of servicing income for the three and six months ended December 31, 2023, respectively, and $21.5 million and $42.9 million for the three and six months ended December 31, 2022, respectively.

As of December 31, 2023 and June 30, 2023, the aggregate fair value of the servicing assets was measured at $0.4 million and $0.9 million, respectively, and presented within other assets on the interim condensed consolidated balance sheets. As of December 31, 2023 and June 30, 2023, the aggregate fair value of the servicing liabilities was measured at $2.5 million and $1.4 million, respectively, and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Fair value at beginning of period	$569	$1,142	$880	$1,192
Initial transfers of financial assets	—	404	—	433
Subsequent changes in fair value	(204)	(453)	(515)	(532)
Fair value at end of period	$365	$1,093	$365	$1,093

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Fair value at beginning of period	$1,851	$3,152	$1,392	$2,673
Initial transfers of financial liabilities	1,702	2,207	3,091	4,195
Subsequent changes in fair value	(1,022)	(1,679)	(1,952)	(3,188)
Fair value at end of period	$2,531	$3,680	$2,531	$3,680

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of December 31, 2023 and June 30, 2023:

		December 31, 2023
	Unobservable Input	Minimum	Maximum	Weighted Average (3)
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.92%	2.31%	0.92%
	Gross default rate (2)	2.76%	7.11%	4.18%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.92%	2.31%	2.30%
	Gross default rate (2)	7.07%	19.37%	12.50%

		June 30, 2023
	Unobservable Input	Minimum	Maximum	Weighted Average (3)
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.92%	2.31%	0.93%
	Gross default rate (2)	2.15%	11.20%	3.36%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.92%	2.31%	2.27%
	Gross default rate (2)	9.50%	21.54%	13.64%

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
(3)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	December 31, 2023	June 30, 2023
Servicing assets
Gross default rate assumption:
Gross default rate increase of 25%	$—	$—
Gross default rate increase of 50%	$—	$(1)
Adequate compensation assumption:
Adequate compensation increase of 10%	$(178)	$(382)
Adequate compensation increase of 20%	$(356)	$(764)
Discount rate assumption:
Discount rate increase of 25%	$(11)	$(29)
Discount rate increase of 50%	$(21)	$(55)
Servicing liabilities
Gross default rate assumption:
Gross default rate increase of 25%	$(14)	$(9)
Gross default rate increase of 50%	$(28)	$(19)
Adequate compensation assumption:
Adequate compensation increase of 10%	$4,207	$2,798
Adequate compensation increase of 20%	$8,414	$5,597
Discount rate assumption:
Discount rate increase of 25%	$(48)	$(19)
Discount rate increase of 50%	$(93)	$(38)

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

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Fair value at beginning of period	$1,427	$1,763	$1,581	$1,710
Purchases of loans	493	572	869	1,051
Settlements paid	(508)	(501)	(992)	(501)
Subsequent changes in fair value	182	42	136	(384)
Fair value at end of period	$1,594	$1,876	$1,594	$1,876

Significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability are the discount rate, refund rate, and default rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of December 31, 2023 and June 30, 2023:

	December 31, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.53%	4.65%	2.91%

	June 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.79%	3.34%	2.86%

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

The following table summarizes the activity related to the fair value of the residual trust certificates held by third-parties (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Fair value at beginning of period	$93	$308	$125	$377
Repayments	(77)	(78)	(115)	(177)
Subsequent changes in fair value	(16)	12	(10)	42
Fair value at end of period	$—	$242	$—	$242

Retained Beneficial Interests in Unconsolidated VIEs

As of December 31, 2023, we held notes receivable and residual trust certificates with an aggregate fair value of $32.4 million in connection with unconsolidated securitizations. The balances correspond to the 5% economic risk retention we are required to maintain as the securitization sponsor.

These assets are measured at fair value using a discounted cash flow model, and presented within securities available for sale at fair value on the interim condensed consolidated balance sheets. Changes in the fair value, other than declines in fair value due to credit recognized as an allowance, are reflected in other comprehensive income on the interim condensed consolidated statements of operations and comprehensive loss. Declines in fair value due to credit are reflected in other income, net on the interim condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the activity related to the fair value of the notes and residual trust certificates (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Fair value at beginning of period	$13,983	$41,503	$18,913	$51,678
Additions	22,187	—	22,187	—
Cash received (due to payments or sales)	(4,094)	(9,063)	(9,355)	(18,835)
Change in unrealized gain (loss)	80	138	265	(510)
Accrued interest	439	295	611	748
Reversal of (impairment on) securities available for sale	(184)	(107)	(210)	(315)
Fair value at end of period	$32,411	$32,766	$32,411	$32,766

Significant unobservable inputs used for our Level 3 fair value measurement of the notes and residual trust certificates are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the notes receivable and residual trust certificates as of December 31, 2023 and June 30, 2023:

	December 31, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	6.21%	30.56%	7.70%
Loss rate	0.83%	10.68%	2.29%
Prepayment rate	5.85%	22.80%	15.53%

	June 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	5.72%	29.84%	7.30%
Loss rate	1.25%	14.96%	3.02%
Prepayment rate	5.90%	29.90%	18.10%

(1)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the notes receivable and residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

	December 31, 2023	June 30, 2023
Discount rate assumption:
Discount rate increase of 25%	$(112)	$(218)
Discount rate increase of 50%	$(223)	$(429)
Loss rate assumption:
Loss rate increase of 25%	$(65)	$(165)
Loss rate increase of 50%	$(96)	$(243)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$(11)	$(30)
Prepayment rate decrease of 50%	$(23)	$(59)

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

The following table summarizes the activity related to the fair value of the profit share liability (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
Fair value at beginning of period	$1,079	$1,876	$1,832	$1,987
Facilitation of loans	1,160	2,342	2,088	3,475
Actual performance	(1,166)	612	506	(2,264)
Subsequent changes in fair value	471	(1,133)	(2,882)	499
Fair value at end of period	$1,544	$3,697	$1,544	$3,697

Significant unobservable inputs used for our Level 3 fair value measurement of the profit share liability are the discount rate and estimated program profitability. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of December 31, 2023 and June 30, 2023:

	December 31, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	30.00%	30.00%	30.00%
Program profitability	0.73%	0.73%	0.73%

	June 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	30.00%	30.00%	30.00%
Program profitability	1.13%	1.13%	1.13%

(1)Unobservable inputs were weighted by relative fair value

Risk Sharing Arrangements

In connection with certain capital funding arrangements with third party loan buyers, we have entered into risk sharing agreements where we may be required to make a payment to the loan buyer or are entitled to receive a payment from the loan buyer, depending on the actual versus expected loan performance as contractually agreed to with the counterparty, and subject to a cap based on a percentage of the principal balance of loans sold. Loan performance is evaluated at a cohort level based on the month loans were sold. Through December 31, 2023 we have sold $2.4 billion unpaid principal balance of loans under these risk sharing arrangements, of which our maximum exposure to losses is $49.1 million.This amount includes our maximum potential loss with respect to risk sharing liabilities and the fair value of risk sharing assets of $16.7 million, as of December 31, 2023.

We account for these arrangements as derivatives measured at fair value with gains and losses recognized in Gain on sale of loans in our interim condensed consolidated statements of operations and comprehensive loss. For each counterparty, we have recognized a net asset or net liability based on the estimated fair value of future payments we expect to receive from or make to the counterparty. As of December 31, 2023, we held assets and liabilities related to these arrangements of $16.7 million and $0.5 million, respectively. As of June 30, 2023, we estimated that the fair value of risk sharing liabilities was $0 based on the limited time passed and available loan performance since entering into these agreements. We did not have any risk sharing arrangements where we had recognized an asset as of June 30, 2023.

As of December 31, 2023, we estimated the fair value of future settlements using a discounted cash flow model. Significant assumptions used in the valuation of our risk sharing assets and liabilities include the discount rate, loss rate and the prepayment rate.

The following table summarizes the activity related to the fair value of the risk sharing assets (in thousands):

	Three Months Ended December 31, 2023	Six Months Ended December 31, 2023
Fair value at beginning of period	$3,814	$—
Initial transfers of financial assets	10,749	14,563
Subsequent changes in fair value	2,127	2,127
Fair value at end of period	$16,690	$16,690

The following table summarizes the activity related to the fair value of the risk sharing liabilities (in thousands):

	Three Months Ended December 31, 2023	Six Months Ended December 31, 2023
Fair value at beginning of period	$471	$—
Initial transfers of financial liabilities	—	—
Subsequent changes in fair value	41	512
Fair value at end of period	$512	$512

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the risk sharing arrangements as of December 31, 2023:

		December 31, 2023
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount rate	20.00%	20.00%	20.00%
	Loss rate	3.78%	4.38%	3.93%
	Prepayment rate	30.00%	30.00%	30.00%
Risk sharing liabilities	Discount rate	20.00%	20.00%	20.00%
	Loss rate	3.21%	5.16%	4.22%

(1)Unobservable inputs were weighted by principal balance of loans sold under each cohort

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the risk sharing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

December 31, 2023
Risk sharing assets
Prepayment rate assumption:
Prepayment rate increase of 25%	$333,353
Prepayment rate increase of 50%	$553,624
Loss rate assumption:
Loss rate increase of 25%	$(3,798,898)
Loss rate increase of 50%	$(7,544,925)
Discount rate assumption:
Discount rate increase of 25%	$(785,903)
Discount rate increase of 50%	$(1,503,080)
Risk sharing liabilities
Loss rate assumption:
Loss rate increase of 25%	$12,074,277
Loss rate increase of 50%	$24,443,524
Discount rate assumption:
Discount rate increase of 25%	$20,586
Discount rate increase of 50%	$39,584

Financial Assets and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial assets and liabilities not recorded at fair value as of December 31, 2023 and June 30, 2023 (in thousands):

	December 31, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale (1)	$29	$—	$29	$—	$29
Loans held for investment, net	4,976,608	—	—	5,182,331	5,182,331
Other assets (1)	43,846	—	43,846	—	43,846
Total assets	$5,020,483	$—	$43,875	$5,182,331	$5,226,206
Liabilities:
Convertible senior notes, net (2)	$1,415,952	$—	$1,170,514	$—	$1,170,514
Notes issued by securitization trusts	2,740,656	—	—	2,376,548	2,376,548
Funding debt (3)	1,924,351	—	—	1,779,365	1,779,365
Total liabilities	$6,080,959	$—	$1,170,514	$4,155,913	$5,326,427

	June 30, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale (1)	$76	$—	$76	$—	$76
Loans held for investment, net	4,198,431	—	—	4,397,931	4,397,931
Other assets (1)	9,325	—	9,325	—	9,325
Total assets	$4,207,832	$—	$9,401	$4,397,931	$4,407,332
Liabilities:
Convertible senior notes, net (2)	$1,414,208	$—	$1,053,866	$—	$1,053,866
Notes issued by securitization trusts	2,165,577	—	—	1,748,772	1,748,772
Funding debt (3)	1,775,698	—	—	1,777,635	1,777,635
Total liabilities	$5,355,483	$—	$1,053,866	$3,526,407	$4,580,273

(1)Amortized cost approximates fair value for loans held for sale and other assets.
(2)The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.
(3)As of December 31, 2023 and June 30, 2023, debt issuance costs in the amount of $17.7 million and $10.9 million, respectively, was included within funding debt.

14.   Stockholders’ Equity

Common Stock

We had shares of common stock reserved for issuance as follows:

	December 31, 2023	June 30, 2023
Available outstanding under equity compensation plans	49,070,029	52,572,230
Available for future grant under equity compensation plans	47,301,240	37,245,232
Total	96,371,269	89,817,462

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

In November 2021, we granted warrants to purchase 22,000,000 shares of common stock in connection with our commercial agreements with Amazon. 7,000,000 of the warrant shares have an exercise price of $0.01 per share and a term of 3.5 years, while the remaining 15,000,000 warrant shares have an exercise price of $100 per share and a term of 7.5 years. We valued the warrants at the grant date using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero; years to maturity of 3.5 and 7.5 years, respectively; volatility of 45%; and a risk-free rate of 0.93% and 1.47%, respectively. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested at the grant date. Refer to Note 6. Balance Sheet Components for more information on the asset and related amortization during the period. The remaining grant-date fair value of the warrants will be recognized within our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions. During the three and six months ended December 31, 2023, a total of $125.1 million and $231.5 million, respectively, was recognized within sales and marketing expense which included $10.4 million and $20.9 million, respectively, in amortization expense of the commercial agreement asset and $114.7 million and $210.6 million, respectively, in expense based upon the grant-date fair value of the warrant shares that vested. During the three and six months ended December 31, 2022, a total of $138.6 million and $257.7 million, respectively, was recognized within sales and marketing expense which included $10.5 million and $20.9 million, respectively, in amortization expense of the commercial agreement asset and $128.1 million and $236.8 million, respectively, in expense based upon the grant-date fair value of the warrant shares that vested.

15.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and restricted stock units (“RSUs”) to employees, officers, directors, and consultants. As of December 31, 2023, the maximum number of shares of common stock which may be issued under the Plan is

161,051,508 Class A shares. As of December 31, 2023 and June 30, 2023, there were 47,301,240 and 37,245,232 shares of Class A common stock, respectively, available for future grants under the Plan.

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

The following table summarizes our stock option activity for the six months ended December 31, 2023:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2023	18,505,138	$14.34	6.07
Granted	1,743,514	23.35
Exercised	(2,438,297)	8.68
Forfeited, expired or cancelled	(637,348)	30.13
Balance as of December 31, 2023	17,173,007	15.47	6.05
Vested and exercisable, December 31, 2023	13,010,688	$11.99	5.16	$486,871
Vested and exercisable, and expected to vest thereafter(1) December 31, 2023	16,838,199	$15.26	5.99	$575,677

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

The weighted-average grant date fair value of options granted during the six months ended December 31, 2023 was $16.10. As of December 31, 2023, unrecognized compensation expense related to unvested stock options was approximately $48.2 million, which is expected to be recognized over a remaining weighted-average period of 2.7 years.

When an employee exercises stock options, we collect and remit taxes on the employee’s behalf to applicable taxing authorities. As of December 31, 2023 and June 30, 2023, the balance of equity exercise taxes payable was $5.0 million and $3.4 million, respectively, which is included in accounts payable on the interim condensed consolidated balance sheets.

Value Creation Award

In November 2020, the Company’s Board of Directors approved a long-term, multi-year performance-based stock option grant providing Mr. Levchin with the opportunity to earn the right to purchase up to 12,500,000 shares of the Company’s Class A common stock (the “Value Creation Award”). We recognize stock-based compensation on these awards based on the grant date fair value using an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. During the three and six months ended December 31, 2023, we incurred stock-based compensation expense of $19.5 million and $39.1 million, respectively, associated with the Value Creation Award as a component of general and administrative expense within the interim condensed consolidated statements of operations and comprehensive loss. During the three and six months ended December 31, 2022, we incurred stock-based compensation expense of $27.5 million and $55.0 million, respectively.

As of December 31, 2023, unrecognized compensation expense related to the Value Creation Award was approximately $73.8 million, which is expected to be recognized over a remaining weighted-average period of 2.0 years.

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

In September 2023, we modified the vesting terms of approximately 5,300 RSU grants that vested on a monthly basis. Pursuant to the modified vesting schedule, these RSU grants will now vest on a quarterly basis. The modification resulted in the recognition of a one-time expense acceleration of $28.1 million within general and administrative expense in our interim condensed statements of operations in connection with the transition to a quarterly vesting schedule.

The following table summarizes our RSU activity during the six months ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2023	21,653,196	$26.99
Granted	8,345,388	19.23
Vested	(9,135,493)	26.14
Forfeited, expired or cancelled	(1,466,069)	28.23
Non-vested at December 31, 2023	19,397,022	$23.96

As of December 31, 2023, unrecognized compensation expense related to unvested RSUs was approximately $377.3 million, which is expected to be recognized over a remaining weighted-average period of 1.8 years.

2020 Employee Stock Purchase Plan

On November 18, 2020, our Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum effort towards the success of the Company and that of its affiliates. A total of 13.5 million shares of Class A common stock are reserved and available for issuance under the ESPP and 1.4 million shares have been issued as of December 31, 2023. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year. At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP at the first day of the offering period, which represents the grant date. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
General and administrative	$61,939	$66,659	$132,123	$133,999
Technology and data analytics	22,567	48,534	57,703	91,962
Sales and marketing	4,305	5,549	9,770	13,677
Processing and servicing	1,353	1,033	2,927	1,945
Total stock-based compensation in operating expenses	90,164	121,775	202,523	241,583
Capitalized into property, equipment and software, net	29,657	22,443	68,460	43,647
Total stock-based compensation	$119,821	$144,218	$270,983	$285,230

16.   Restructuring and other

On February 8, 2023, we committed to a restructuring plan (the “February 2023 Plan”) designed to manage our operating expenses in response to current macroeconomic conditions and ongoing business prioritization efforts. As part of the Plan, we reduced our workforce by approximately 500 employees, representing approximately 19% of our employees and incurred lease exit costs related to vacating a portion of our San Francisco office.
Restructuring and other consisted of $0.1 million and $1.7 million of employee severance pay and related costs primarily related to our other exit and disposal activities for the three and six months ended December 31, 2023, respectively.
Our restructuring accrual activity for the six months ended December 31, 2023 is summarized as follows (in thousands):

	February 2023 Restructuring Plan	Other Exit and Disposal Activities (1)
Accrued restructuring costs, June 30, 2023	$308	$2,116
Additions	210	1,679
Cash paid	(378)	(3,738)
Adjustments	(89)	—
Accrued restructuring costs, December 31, 2023	$51	$57

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

For the three and six months ended December 31, 2023, we recorded income tax expense (benefit) of $(0.7) million and $0.3 million, respectively, which was primarily attributable to deferred taxes recognized by certain foreign subsidiaries, various U.S state and other foreign income taxes, and the tax amortization of certain intangibles. For the three and six months ended December 31, 2022, we recorded income tax expense (benefit) of $(1.6) million and $(1.7) million, respectively, which was primarily attributable to the effects of foreign income taxes on our Canadian subsidiary and partially offset by various U.S state and other foreign income taxes, as well as the tax amortization of certain intangibles.

As of December 31, 2023, we continue to recognize a full valuation allowance against our U.S. federal and state and certain foreign net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by us for the prior three fiscal years. The presence of a three-year cumulative loss limits the ability to consider other subjective evidence, such as our expectations of future taxable income and projections for growth.

18.   Net Loss per Share Attributable to Common Stockholders

The following table presents basic and diluted net loss per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Three Months Ended December 31,		Six months ended December 31,
	2023		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(135,588)	$(31,314)	$(273,697)	$(64,988)
Net loss attributable to common stockholders - basic and diluted	$(135,588)	$(31,314)	$(273,697)	$(64,988)
Denominator:
Weighted average shares of common stock - basic	249,866,191	57,705,411	247,045,485	58,660,152
Weighted average shares of common stock - diluted	249,866,191	57,705,411	247,045,485	58,660,152
Net loss per share:
Basic	$(0.54)	$(0.54)	$(1.11)	$(1.11)
Diluted	$(0.54)	$(0.54)	$(1.11)	$(1.11)

	Three Months Ended December 31,		Six months ended December 31,
	2022		2022
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(256,451)	$(65,986)	$(455,739)	$(117,967)
Net loss attributable to common stockholders - basic and diluted	$(256,451)	$(65,986)	$(455,739)	$(117,967)
Denominator:
Weighted average shares of common stock - basic	233,581,678	60,101,653	232,201,361	60,104,939
Weighted average shares of common stock - diluted	233,581,678	60,101,653	232,201,361	60,104,939
Net loss per share:
Basic	$(1.10)	$(1.10)	$(1.96)	$(1.96)
Diluted	$(1.10)	$(1.10)	$(1.96)	$(1.96)

The following common stock equivalents, presented based on amounts outstanding, were excluded from the calculation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of December 31,
	2023	2022
Restricted stock units	19,397,022	22,878,534
Stock options, including early exercise of options	17,173,007	19,392,346
Common stock warrants	5,875,592	6,178,730
Employee stock purchase plan shares	221,266	1,121,878
Total	42,666,887	49,571,488

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
Our point-of-sale solutions allow consumers to pay for purchases in fixed amounts without deferred interest, late fees, or penalties. We empower consumers to pay over time rather than paying for a purchase entirely upfront. This increases consumers’ purchasing power and gives them more control and flexibility. Our platform facilitates both true 0% APR payment options and interest-bearing loans. On the merchant side, we offer commerce enablement, demand generation, and customer acquisition tools. Our solutions empower merchants to more efficiently promote and sell their products, optimize their customer acquisition strategies, and drive incremental sales. We also provide valuable product-level data and insights — information that merchants cannot easily get elsewhere — to better inform their strategies. Finally, our consumer app unlocks the full suite of Affirm products for a delightful end-to-end consumer experience. Consumers can use our app to apply for installment loans, and upon approval, they can use the Affirm Card digitally online or in-stores to complete a purchase. Additionally, consumers can manage the pre and post purchase split of Affirm Card transactions into loan, manage payments, open a high-yield savings account, and access a personalized marketplace.
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

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Total revenue, net	$591,110	$399,558	$191,552	48%	$1,087,657	$761,182	$326,475	43%
Total operating expenses	763,261	759,090	4,171	1%	1,469,255	1,408,181	61,074	4%
Operating loss	$(172,151)	$(359,532)	$187,381	(52)%	$(381,598)	$(646,999)	$265,401	(41)%
Other income, net	4,549	35,527	(30,978)	(87)%	43,256	71,545	(28,289)	(40)%
Loss before income taxes	$(167,602)	$(324,005)	$156,403	(48)%	$(338,342)	$(575,454)	$237,112	(41)%
Income tax (benefit) expense	(700)	(1,568)	868	(55)%	343	(1,748)	2,091	(120)%
Net loss	$(166,902)	$(322,437)	$155,535	(48)%	$(338,685)	$(573,706)	$235,021	(41)%
Our Financial Model

Our Revenue Model
From merchants, we earn a fee when we help them convert a sale and facilitate a transaction. We have two loan product offerings: Pay-in-4 and Core loans. Pay-in-4 is a short-term payment plan with four biweekly 0% APR installments, while Core loans include all monthly interest-bearing installment loans and 0% APR installment loans. While merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering, we generally earn larger merchant fees on our 0% APR financing products. For both the three and six months ended December 31, 2023, Pay-in-4 represented 16% of total GMV facilitated through our platform while 0% APR Core loans represented 11%. For the three and six months ended December 31, 2022, Pay-in-4 represented 23% and 21% of total GMV facilitated through our platform, respectively, while 0% APR Core loans represented 10% and 13%, respectively.
From consumers, we earn interest income on the simple interest loans that we originate or purchase from our originating bank partners. Interest rates charged to our consumers vary depending on the transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. Because our consumers are never charged deferred or compounding interest, late fees, or penalties on the loans, we are not incentivized to profit from our consumers’ hardships. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from one of our originating bank partners or the origination of a loan. For the three and six months ended December 31, 2023, interest bearing loans represented 73% and 74% of total GMV facilitated through our platform, respectively. For the three and six months ended December 31, 2022, interest bearing loans represented 67% and 66% of total GMV facilitated through our platform, respectively.
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
Our Loan Origination and Servicing Model
When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model. Once approved for the loan, the consumer then selects their preferred repayment option. A portion of these loans are funded and issued by our originating bank partners, which include Cross River Bank, an FDIC-insured New Jersey state-chartered bank, Celtic Bank, an FDIC-insured Utah state-chartered industrial bank, and Lead Bank, an FDIC-insured Missouri state-chartered bank. These partnerships allow us to benefit from our partners’ ability to originate loans under their banking licenses while complying with various federal, state, and other laws. Under this arrangement, we must comply with our originating bank partners' credit policies and underwriting procedures, and our originating bank partners maintain ultimate authority to decide whether to originate a loan or not. When an originating bank partner originates a loan, it funds the loan through its own funding sources and may subsequently offer and sell the loan to us. Pursuant to our agreements with these partners, we are obligated to purchase the loans facilitated through our platform that such partner offers us and our obligation is secured by cash deposits. To date, we have purchased all of the loans facilitated through our platform and originated by our originating bank partners. When we purchase a loan from an originating bank partner, the purchase price is equal to the outstanding principal balance of the loan, plus a fee and any accrued interest. The originating bank partner also retains an interest in the loans purchased by us through a loan performance fee that is payable by us on the aggregate principal amount of a loan that is paid by a consumer. See Note 13. Fair Value of Financial Assets and Liabilities in the notes to the interim condensed consolidated financial statements for more information on the performance fee liability.

We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada and across several states in the U.S. through our consolidated subsidiaries. For the three and six months ended December 31, 2023, we directly originated approximately $1.3 billion, or 17%, and $2.2 billion, or 17%, respectively, of loans compared to approximately $1.1 billion, or 19%, and $1.9 billion, or 19%, of loans for the three and six months ended December 31, 2022, respectively.
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
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. While we have continued to improve our equity capital efficiency, the percentage of our equity capital as a percentage of our total platform portfolio slightly increased from approximately 5% as of June 30, 2023, to approximately 6% as of December 31, 2023. The increase was due to an increase in on-balance sheet loans, and a lower percentage of our on balance sheet loans funded through securitizations, which generally require a lower percentage of equity capital compared to our warehouse credit facilities. This shift in our funding mix is in response to the current market environment given our ability to allocate loans to warehouse credit facilities with better economic terms at a given time to support the growth of our business while optimizing cost of funds. The mix of on-balance sheet and off-balance sheet funding is a function of how we choose to allocate loan volume, which is determined by the economic arrangements and supply of capital available to us, both of which may also impact our results in any given period.
Mix of Business on Our Platform
The shifts in merchant volumes and products offered in any period affects our operating results. This mix impacts GMV, revenue, our financial results, and our key operating metric performance for that period. Differences in loan product mix result in varying loan durations, APR, and mix of 0% APR and interest-bearing financings.
Product and economic terms of commercial agreements vary among our merchants. For example, our low average order value (“AOV”) products generally benefit from shorter duration, but also have lower revenue as a percentage of GMV when compared to high AOV products. Merchant mix shifts are driven in part by the products offered by the merchant, the economic terms negotiated with the merchant, merchant-side activity relating to the marketing of their products, whether or not the merchant is fully integrated within our network, and general economic conditions affecting consumer demand. Our revenue as a percentage of GMV in any given period varies across products. As such, as we continue to expand our network to include more merchants and product offerings, including Affirm Card, revenue as a percentage of GMV may vary. In addition, our commercial agreement with Shopify to offer Shop Pay Installments powered by Affirm, our Pay-in-4 and Affirm Card offerings may continue to impact the mix of our shorter duration, low AOV products. Differences in the mix of high versus low AOV may also impact our results. For example, we expect that transactions per active consumer may increase while revenue as a percentage of GMV may decline in the medium term to the extent that a greater portion of our GMV comes from Pay-in-4, Affirm Card and other low-AOV offerings.
Seasonality
We experience seasonal fluctuations in our business as a result of consumer spending patterns, including Affirm Card, which we expect to mimic the seasonality of our general business in the near term. Historically, our GMV has been the strongest during the second quarter of our fiscal year due to increases in retail commerce during the holiday season. Adverse events that occur during our second fiscal quarter could have a disproportionate effect on our financial results for the fiscal year.
Macroeconomic Environment
We regularly monitor the direct and indirect impacts of the current macroeconomic conditions on our business, financial condition, and results of operations. Starting in fiscal 2023, the macroeconomic environment began to present a number of challenges to our business. In response to continued inflationary pressure, the U.S. Federal Reserve rapidly raised the federal funds interest rate from March 2022 through July 2023, and there is no certainty as to whether and to what extent it will further raise the federal funds interest rate in future periods or for how long the current federal funds interest rate will remain in effect. Simultaneously, economic uncertainty and the prospect of economic recession has impacted consumer spending. These challenges have affected, and may continue to affect, our business and results of operations in the following ways:

•Deceleration in consumer demand: During fiscal 2023, we experienced a deceleration in consumer demand for discretionary items, which adversely impacted GMV growth. Continued economic uncertainty, inflationary pressures, and a higher interest rate environment may further negatively impact consumer demand in future periods.

•Increased borrowing costs: Due to the elevated interest rate environment, our costs of borrowing have increased, resulting in higher transaction costs. Should the interest rate environment remain elevated, we may continue to experience higher transaction costs.

•Volatile capital markets: In fiscal year 2024 to date, capital markets have shown improvement against recent periods, which has been evidenced by substantial additions across our funding channels due to our strong loan performance. However, despite these improvements, uncertainties remain in the macroeconomic environment, especially with regard to persistent inflation and the potential for increased unemployment rates. To address these uncertainties, we leverage our diverse funding channels and counterparties, which contribute to our resilience across various macroeconomic conditions and economic cycles.

•Managing delinquency rates: We continue to optimize our underwriting to manage delinquency rates. As of December 31, 2023, our 30-day delinquency rates for monthly installment loans and our allowance rates for loan losses were comparable to those experienced as of December 31, 2022. We believe that credit performance has normalized and delinquency trends and are now performing consistent with normal seasonal behavior. In the future, on a comparative basis, delinquencies may slightly increase given our current favorable credit performance.

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
From time to time, regulatory agencies for our bank partners may re-evaluate the information we are required to collect from consumers in order to facilitate loans through our platform. Any change in the nature or amount of personal information that we are required to collect from consumers may cause some consumers to choose not to complete their purchases — or purchase less frequently — with us, which may adversely impact our conversion rates, and, as a result, adversely impact our revenue, GMV, and other of our key operating metrics.
Key Operating Metrics

We focus on several key operating metrics to measure the performance of our business and help determine our strategic direction. In addition to revenue, net loss, and other results under U.S. GAAP, the following tables set forth key operating metrics we use to evaluate our business.

	Three Months Ended December 31,			Six Months Ended December 31,
	2023	2022	% Change	2023	2022	% Change
	(in billions)
Gross merchandise volume (GMV)	$7.5	$5.7	32%	$13.1	$10.0	30%
GMV
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the three and six months ended December 31, 2023, GMV was $7.5 billion and $13.1 billion, respectively, which represented an increase of approximately 32% and 30%, respectively, as compared to the same periods in 2022. Overall, the increase in GMV was primarily driven by the expansion of our active merchant base and increases in active consumers and average transactions per consumer. The increase in GMV for the three and six months ended December 31, 2023 also reflected increased consumer demand at our largest merchant partners by GMV and increased consumer demand in our travel and ticketing and general merchandise categories.
For the three and six months ended December 31, 2023, our top five merchants and platform partners represented approximately 48% and 46%, respectively, of total GMV, as compared to 48% and 43%, respectively, for the three and six months ended December 31, 2022. GMV attributable to Amazon during both the three and six months ended December 31, 2023 represented 21% of total GMV, compared to 23% and 20%, respectively, for the same periods in 2022.

	December 31, 2023	December 31, 2022	% Change
	(in thousands, except per consumer data)
Active consumers	17,610	15,615	13%
Transactions per active consumer	4.4	3.5	25%

Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who engages in at least one transaction on our platform during the 12 months prior to the measurement date.
As of December 31, 2023, we had approximately 17.6 million active consumers, which represented an increase of 13% compared to approximately 15.6 million active consumers as of December 31, 2022. The increase was primarily due to a high retention rate of existing consumers and the acquisition of new consumers through an expanding active merchant base, Affirm Card (our direct to consumer product) and platform partnerships.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date.
As of December 31, 2023, we had approximately 4.4 transactions per active consumer, an increase of 25% compared to December 31, 2022. This was primarily due to platform growth and a higher frequency of repeat users driven by consumer engagement.

Results of Operations

The following tables set forth selected interim condensed consolidated statements of operations and comprehensive loss data for each of the periods presented:

	Three Months Ended December 31,				Six Months Ended December 31,
	2023	2022	$	%	2023	2022	$	%
	(in thousands, except percentages)
Revenue
Merchant network revenue	$188,357	$134,019	$54,338	41%	$334,307	$247,168	$87,139	35%
Card network revenue	39,269	29,117	10,152	35%	72,745	55,825	16,920	30%
Total network revenue	227,626	163,136	64,490	40%	407,052	302,993	104,059	34%
Interest income (1)	288,346	155,321	133,025	86%	551,025	292,123	258,902	89%
Gain on sales of loans (1)	52,702	59,607	(6,905)	(12)%	86,987	123,202	(36,215)	(29)%
Servicing income	22,436	21,494	942	4%	42,593	42,864	(271)	(1)%
Total revenue, net	$591,110	$399,558	$191,552	48%	$1,087,657	$761,182	$326,475	43%
Operating expenses (2)
Loss on loan purchase commitment	$53,630	$38,422	$15,208	40%	$88,496	$74,032	$14,464	20%
Provision for credit losses	120,880	106,689	14,191	13%	220,576	170,939	49,637	29%
Funding costs	84,617	43,751	40,866	93%	158,548	68,817	89,731	130%
Processing and servicing	90,203	66,508	23,695	36%	165,874	120,867	45,007	37%
Technology and data analytics	119,833	156,747	(36,914)	(24)%	252,798	301,708	(48,910)	(16)%
Sales and marketing	161,265	188,334	(27,069)	(14)%	308,131	352,207	(44,076)	(13)%
General and administrative	132,777	158,639	(25,862)	(16)%	273,111	319,611	(46,500)	(15)%
Restructuring and other	56	—	56	NM*	1,721	—	1,721	NM*
Total operating expenses	763,261	759,090	4,171	1%	1,469,255	1,408,181	61,074	4%
Operating loss	$(172,151)	$(359,532)	$187,381	(52)%	$(381,598)	$(646,999)	$265,401	(41)%
Other income, net	4,549	35,527	(30,978)	(87)%	43,256	71,545	(28,289)	(40)%
Loss before income taxes	$(167,602)	$(324,005)	$156,403	(48)%	$(338,342)	$(575,454)	$237,112	(41)%
Income tax (benefit) expense	(700)	(1,568)	868	(55)%	343	(1,748)	2,091	(120)%
Net loss	$(166,902)	$(322,437)	$155,535	(48)%	$(338,685)	$(573,706)	$235,021	(41)%
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

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)
Balance at the beginning of the period	$89,862	$57,477	$96,576	$42,780
Additions from loans purchased or originated, net of refunds	78,676	72,650	131,096	143,044
Amortization of discount	(51,024)	(38,838)	(96,142)	(77,807)
Unamortized discount released on loans sold	(17,450)	(13,779)	(30,510)	(28,953)
Impact of foreign currency translation	836	320	(120)	(1,234)
Balance at the end of the period	$100,900	$77,830	$100,900	$77,830

(2) Amounts include stock-based compensation as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2023	2022	2023	2022
	(in thousands)
General and administrative	$61,939	$66,659	$132,123	$133,999
Technology and data analytics	22,567	48,534	57,703	91,962
Sales and marketing	4,305	5,549	9,770	13,677
Processing and servicing	1,353	1,033	2,927	1,945
Total stock-based compensation in operating expenses	90,164	121,775	202,523	241,583
Capitalized into property, equipment and software, net	29,657	22,443	68,460	43,647
Total stock-based compensation	$119,821	$144,218	$270,983	$285,230
Comparison of the Three and Six Months Ended December 31, 2023 and 2022

Merchant network revenue
Merchant network revenue is impacted by both GMV and the mix of loans originated on our platform as merchant fees vary based on loan characteristics. In particular, merchant network revenue as a percentage of GMV typically increases with longer-term, non interest-bearing loans with higher AOVs, and decreases with shorter-term, interest-bearing loans with lower AOVs.
Merchant network revenue increased by $54.3 million, or 41%, and $87.1 million, or 35%, for the three and six months ended December 31, 2023, respectively, compared to the same period in 2022. The increase is primarily attributed to an increase of $1.8 billion and $3.1 billion in GMV for the three and six months ended December 31, 2023, compared to the same period in 2022. The increase in GMV is a result of the expansion of our active merchant base and consumers, reaching approximately 279,000 and 17.6 million, respectively, as of December 31, 2023, up from approximately 243,000 and 15.6 million, respectively, as of December 31, 2022. Additionally, the average transactions per consumer increased from 3.5 as of December 31, 2022 to 4.4 as of December 31, 2023. The increase in consumers and average transactions per consumer is partially offset by a decrease in AOVs. For the three and six months ended December 31, 2023, AOV was $287 and $292, respectively, down from $307 and $317 for the same period in fiscal 2022. The decrease in AOV is due to the diversification of our merchant base and our initiative to drive repeat usage of our platform beyond one-time high AOV purchases.
Card network revenue
Card network revenue increased by $10.2 million, or 35%, and $16.9 million, or 30%, for the three and six months ended December 31, 2023, respectively, compared to the same period in 2022. Card network revenue growth is correlated with the growth of GMV processed by our issuer processors. As such, the increase is primarily driven by $2.2 billion and $3.9 billion of GMV processed through our issuer processors, an increase of 52% and 44% for the three and six months ended December 31, 2023, respectively, as compared to the same period in 2022. This was driven by increased card activity through Affirm Card and our single use virtual debit cards, as well as growth in existing and new merchants utilizing our agreement with card-issuing partners as a means of integrating Affirm services, which grew from approximately 1,200 merchants as of December 31, 2022 to 1,500 merchants as of December 31, 2023. Card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
Interest income
Interest income increased by $133.0 million, or 86%, and $258.9 million, or 89%, for the three and six months ended December 31, 2023, respectively, compared to the same period in 2022. Generally, interest income is correlated with the changes in the average balance of loans held for investment, which increased by 54% to $4.9 billion and 61% to $4.7 billion for the three and six months ended December 31, 2023, respectively, compared to the same period in 2022. The increase in loans held for investment on our interim consolidated balance sheet is in response to the current market environment and our ability to allocate loans to warehouse credit facilities and on balance sheet asset-backed securities transactions with better economic terms to optimize cost of funds. As a result of the increase in loans held for investment on our interim condensed consolidated balance sheet, interest income from interest-bearing loans increased from $125.9 million and $232.0 million for the three and six months ended December 31, 2022, respectively, to $248.1 million and $474.4 million for three and six months ended December 31, 2023, respectively. This increase was partially due to an increase in volume of interest bearing loans which increased to 73% of total GMV for both the three and six months ended December 31, 2023, compared to 67% and 66%, respectively, of total GMV in the same periods in 2022, in addition to recent pricing initiatives, including the increase of the maximum APR and merchant-subsidized low APR loans replacing previously non-interest bearing loans.
Gain on sales of loans
Gain on sales of loans decreased by $6.9 million, or 12%, and $36.2 million, or 29%, for the three and six months ended December 31, 2023 compared to the same period in 2022. The decrease was driven by higher benchmark interest rates, which impacted pricing terms on loan sales during the period. The decrease was partially offset by an increase in loan sale volume to third-party loan buyers. We sold loans with an unpaid principal balance of $3.1 billion and $5.2 billion, respectively, for the three and six months ended December 31, 2023 compared to $2.1 billion and $4.1 billion for the same period in 2022.
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
Servicing income increased by $0.9 million, or 4%, for the three months ended December 31, 2023, compared to the same period in 2022. The increase was primarily due to an increase in net servicing fee revenue which is calculated as a percentage of the unpaid principal balance of loans owned by third-party loan owners. The average unpaid principal balance of loans owned by third-party loan owners increased from $4.7 billion during the three months ended December 31, 2022, to $4.9 billion during the three months ended December 31, 2023. The increase was partially offset by a $0.6 million decrease in fair value adjustments related to servicing assets and liabilities during the three months ended December 31, 2023, compared to the same period in 2022.
Servicing income decreased by $0.3 million, or 1%, for the six months ended December 31, 2023, respectively, compared to the same period in 2022. The decrease was primarily due to a $1.3 million decrease in fair value adjustments related to servicing assets and liabilities during the six months ended December 31, 2023, compared to the same period in 2022. The decrease was partially offset by an increase in net servicing fee revenue which is calculated as a percentage of the unpaid principal balance of loans owned by third-party loan owners. The average unpaid principal balance of loans owned by third-party loan owners increased by 1% during the six months ended December 31, 2023, compared to the same period in 2022.
Loss on loan purchase commitment
We purchase certain loans from our originating bank partners that are processed through our platform and put back to us by our originating bank partners. Under the terms of the agreements with our originating bank partners, we are generally required to pay the principal amount plus accrued interest for such loans. In certain instances, our originating bank partners may originate loans with zero or below market interest rates that we are required to purchase. In these instances, we may be required to purchase the loan for a price in excess of the fair market value of such loans, which results in a loss. These losses are recognized as loss on loan purchase commitment in our interim condensed consolidated statements of operations and comprehensive loss. These costs are incurred on a per loan basis.
Loss on loan purchase commitment increased by $15.2 million, or 40%, and $14.5 million, or 20%, for the three and six months ended December 31, 2023, respectively, compared to the same period in 2022. This increase was primarily due to an increase in total loans purchased. During the three and six months ended December 31, 2023, we purchased $5.9 billion and $10.5 billion, respectively, of loans from our originating bank partners, compared to $4.4 billion and $7.9 billion, respectively, in the same period in 2022, representing an increase of 34% and 32%, respectively.
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
Provision for credit losses increased by $14.2 million, or 14%, and $49.6 million, or 29%, for the three and six months ended December 31, 2023, respectively, compared to the same period in 2022, driven by growth in the volume of loans held for investment and partially offset by improvements in credit quality of loans outstanding. Loans held for investment as of December 31, 2023 was $5.2 billion, an increase of $1.6 billion, or 43%, as compared to the same period in 2022. The allowance for credit losses as a percentage of loans held for investment was 5.0% as of both December 31, 2023 and 2022 and 4.6% as of June 30, 2023. The increase in the allowance rate from June 30, 2023 is primarily driven by changes in the loan mix, including holding a higher percentage of seasoned and longer term loans on our balance sheet as of December 31, 2023.
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
Funding costs increased by $40.9 million, or 93%, and $89.7 million, or 130%, for the three and six months ended December 31, 2023, respectively, compared to the same period in 2022. The increase was primarily due to higher benchmark interest rates and an increase of funding debt and notes issued by securitization trusts during the three and six months ended December 31, 2023. The average total of funding debt from warehouses and securitizations for the three and six months ended December 31, 2023 was $4.4 billion and $4.2 billion, respectively, compared to $2.9 billion and $2.7 billion during the same period in 2022, an increase of $1.5 billion, or 53%, and $1.6 billion, or 58%, respectively. The increase was also attributable to a larger volume of on-balance sheet loans being retained during the period. The average on-balance sheet loan balance was $4.9 billion and $4.7 billion for the three and six months ended December 31, 2023, respectively, an increase of 54% and 60% compared to $3.2 billion and $3.0 billion during the same periods in 2022, respectively.
Processing and servicing

Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense, salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead.
Processing and servicing expense increased by $23.7 million, or 36%, and $45.0 million, or 37%, for the three and six months ended December 31, 2023, respectively, compared to the same period in 2022. This increase was driven primarily by an increase in payment processing fees of $13.1 million, or 39%, and $24.7 million, or 39%, for the three and six months ended December 31, 2023, respectively, related to increased payment volume. Additionally, during the three and six months ended December 31, 2023, our platform fees increased by $12.6 million, or 119%, and $20.4 million, or 114%, respectively, due to an increase in volume with a large enterprise partner.
Technology and data analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering, product, and credit and analytics employees, as well as the amortization of internally-developed software and technology intangible assets, and our infrastructure and hosting costs.
Technology and data analytics expense decreased by $36.9 million, or 24%, and $48.9 million, or 16%, for the three and six months ended December 31, 2023, respectively, compared to the same period in 2022. The decrease is primarily driven by a decrease of $43.9 million, or 47%, and $62.0 million, or 35%, in stock-based compensation and payroll and personnel-related costs for the three and six months ended December 31, 2023, respectively, compared to the same period in 2022, due to higher capitalized expenses related to internally-developed software and a reduction in headcount. Additionally, data infrastructure and hosting costs decreased by $11.5 million, or 35%, and $19.7 million, or 31%, for the three and six months ended December 31, 2023, respectively, compared to the same period in 2022, due to cost improvements achieved as a result improved contractual terms with several key vendors. The decrease is partially offset by amortization of internally-developed software and intangible assets which increased by $17.3 million, or 86%, and $29.0 million, or 74%, for the three and six months ended December 31, 2023, respectively, compared to the same period in 2022, as a result of an increase in the number of capitalized projects. Capitalized projects grew by 95% from approximately 390 projects as of December 31, 2022 to 760 projects as of December 31, 2023.
Sales and marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, as well as costs of general marketing and promotional activities, promotional event programs, sponsorships, and allocated overhead.

Sales and marketing expense decreased by $27.1 million, or 14%, and $44.1 million, or 13%, during the three and six months ended December 31, 2023, respectively, compared to the same period in 2022. The decrease was primarily driven by Amazon warrant expense which decreased from $138.5 million and $257.7 million for the three and six months ended December 31, 2022, respectively, to $125.1 million and $231.5 million for the three and six months ended December 31, 2023, respectively, due to a lower number of new users to the Amazon program in the current period, which is the basis for a portion of the warrant expense. Additionally, personnel-related costs decreased by $8.0 million, or 40%, and $17.9 million, or 43%, for the three and six months ended December 31, 2023, respectively, compared to the same period in 2022 as a result of our reduction in force and cost management plans. Brand and consumer marketing decreased by $4.8 million, or 53%, and $4.6 million, or 37%, for the three and six months ended December 31, 2023, respectively, compared to the same period in 2022, primarily due to a reduced number of paid brand marketing campaigns and brand partnerships.
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
General and administrative expense decreased by $25.9 million, or 16%, and $46.5 million, or 15%, during the three and six months ended December 31, 2023, respectively, compared to the same period in 2022. The decrease was primarily due to a $11.8 million, or 10%, and $15.1 million, or 6%, decrease in payroll and personnel-related costs during the three and six months ended December 31, 2023, respectively, compared to the same period in 2022, as a result of our reduction in force and cost management plans. Additionally insurance expense decreased by $2.4 million, or 45%, and $4.4 million, or 42%, driven by a rate reduction during policy renewals for the three and six months ended December 31, 2023, respectively, compared to the same period in 2022.
Restructuring and other
Restructuring and other for the three and six months ended December 31, 2023 increased by $0.1 million and $1.7 million, respectively, compared to the same period in 2022. The associated restructuring and other expenses during the three and six months ended December 31, 2023 primarily related to employee severance and other employment termination benefits offered in connection with the wind down of our returns management platform, Returnly.
Other (expense) income, net
Other income, net includes interest earned on our money market funds included in cash and cash equivalents and restricted cash, interest earned on securities available for sale, impairment or other adjustments to the cost basis of non-marketable equity securities held as cost, gains and losses on derivative agreements not designated within a hedging relationship, amortization of convertible debt issuance cost as well as gains (losses) on extinguishment, revolving credit facility issuance costs, fair value adjustments related to contingent liabilities, and other income or expense arising from activities that are unrelated to our primary business.
Other income, net, decreased by $31.0 million, or 87%, and $28.3 million, or 40%, during the three and six months ended December 31, 2023, respectively, compared to the same period in 2022. Derivative instruments not designated in a hedge accounting relationship generated losses of $5.7 million and $1.7 million for the three and six months ended December 31, 2023, compared to gains of $6.8 million and $37.5 million for the same period in 2022. Losses on derivative instruments during the three and six months ended December 31, 2023 were partially offset by an increase in interest income from cash and investments, which was $22.6 million and $45.0 million during three and six months ended December 31, 2023 compared to $16.5 million and $28.4 million during the same period in 2022.
During the three months ended December 31, 2023 we recognized a $14.1 million impairment expense for one of our non-marketable equity investments held at cost compared to no impairment losses incurred in the prior periods. The impairment loss was partially offset by other income of $2.5 million and $12.5 million, during the three and six months ended December 31, 2023, respectively, related to the wind-down of the Returnly business and our partnership with a third-party return provider.

During the comparable periods, we recognized gains due to fair value adjustments for a contingent liability associated with the acquisition of Paybright of $12.1 million and $9.3 million, for the three and six months ended December 31, 2022, respectively. This contingent liability was settled in June 2023, and therefore, no comparable gains were recognized during the most recent three and six month period ending December 31, 2023.
Liquidity and Capital Resources

Sources and Uses of Funds
We maintain a capital-efficient model through a diverse set of funding sources. When we originate a loan directly or purchase a loan originated by our originating bank partners, we often utilize warehouse credit facilities with certain lenders to finance our lending activities or loan purchases. We sell the loans we originate or purchase from our originating bank partners to whole loan buyers and securitization investors through forward flow arrangements and securitization transactions, and earn servicing fees from continuing to act as the servicer on the loans. We proactively manage the allocation of loans on our platform across various funding channels based on several factors including, but not limited to, internal risk limits and policies, capital market conditions and channel economics. With high interest rates and inflation, our excess funding capacity and committed and long-term relationships with a diverse group of existing funding partners help provide flexibility as we optimize our funding to support the growth in loan volume.
Our principal sources of liquidity are cash and cash equivalents, available for sale securities, available capacity from warehouse and revolving credit facilities, revolving securitizations, forward flow loan sale arrangements, and certain cash flows from our operations. As of December 31, 2023, we had $2.0 billion in cash and cash equivalents and available for sale securities, $3.8 billion in available funding debt capacity, excluding our purchase commitments from third party loan buyers, and $205.0 million in borrowing capacity available under our revolving credit facility. We believe our principal sources of liquidity are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months.
The following table summarizes our cash, cash equivalents and investments in debt securities (in thousands):

	December 31, 2023	June 30, 2023
Cash and cash equivalents (1)	$1,036,719	$892,027
Investments in short-term debt securities (2)	650,333	915,003
Investments in long-term debt securities (2)	263,736	259,650
Cash, cash equivalent and investments in debt securities	$1,950,788	$2,066,680

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

Funding Debt
Our funding debt as of December 31, 2023 primarily includes warehouse credit facilities and sale and repurchase agreements. A detailed description of each of our borrowing arrangements is included in Note 9. Debt in the notes to the interim condensed consolidated financial statements. The following table summarizes our funding debt facilities as of December 31, 2023.

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2024	$200,000	$1,947
2025	1,013,938	324,264
2026	3,076,771	1,228,445
2027	—	—
2028	226,055	23,060
Thereafter	1,226,900	346,635
Total	$5,743,664	$1,924,351
U.S.
Our warehouse credit facilities allow us to borrow up to an aggregate of $5.1 billion, mature between 2024 and 2031 and subject to covenant compliance, generally permit borrowings up to 12 months prior to the final maturity date. As of December 31, 2023, we have drawn an aggregate of $1.5 billion on our warehouse credit facilities. As of December 31, 2023, we were in compliance with all applicable covenants in the agreements.
International
We use various credit facilities to finance the origination of loan receivables in Canada. Similar to our U.S. warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by Canadian loan receivables pledged to the respective facility as collateral, mature between 2025 and 2029. As of December 31, 2023, the aggregate commitment amount of these facilities was $668.7 million on a revolving basis, of which $409.2 million was drawn.
Sale and Repurchase Agreements
We have various sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. These agreements have an initial term of three months and subject to mutual agreement by Affirm and the counterparty, we may enter into one or more repurchase date extensions, each for an additional three month term at market interest rates on such extension date. We had $1.9 million and $11.0 million in debt outstanding under our sale and repurchase agreements disclosed within funding debt on the interim consolidated balance sheets as of December 31, 2023 and June 30, 2023, respectively.
Other Funding Sources
Securitizations
In connection with asset-backed securitizations, we sponsor and establish trusts (deemed to be VIEs) to ultimately purchase loans facilitated by our platform. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. We consolidate securitization VIEs when we are deemed to be the primary beneficiary and therefore have the power to direct the activities that most significantly affect the VIEs’ economic performance and a variable interest that could potentially be significant to the VIE. Where we consolidate the securitization trusts, the loans held in the securitization trusts are included in loans held for investment, and the notes sold to third-party investors are recorded in notes issued by securitization trusts in the interim condensed consolidated balance sheets. Refer to Note

10. Securitization and Variable Interest Entities in the notes to the interim condensed consolidated financial statements for further details.
Revolving Credit Facility
In February 2022, we entered into a revolving credit agreement for a $165.0 million unsecured revolving credit facility, maturing on February 4, 2025, which was subsequently amended to increase the unsecured revolving commitments to $205.0 million. As of December 31, 2023, there were no borrowings outstanding under the facility. The facility contains certain covenants and restrictions, including certain financial maintenance covenants. As of December 31, 2023, we were in compliance with all applicable covenants in the agreements. Refer to Note 9. Debt in the notes to the interim condensed consolidated financial statements for further details on our revolving credit facility.
Forward Flow Loan Sale Arrangements
We have forward flow loan sale arrangements that facilitate the sale of whole loans across a diverse third party investor base. Forward flow arrangements are generally fixed term in nature, with term lengths ranging between one to three years, during which we periodically sell loans to each counterparty based on the terms of our negotiated agreement.
Cash Flow Analysis

The following table provides a summary of cash flow data during the periods indicated:

	Six Months Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	173,223	22,667
Net cash provided used in investing activities	(640,761)	(574,938)
Net cash provided by financing activities	655,151	869,355
Cash Flows from Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
For the six months ended December 31, 2023, net cash provided by operating activities of $173.2 million stemmed from a positive adjustment for non-cash items of $568.9 million, offset by a net loss of $338.7 million and an unfavorable change in our operating assets net of operating liabilities of $57.0 million. The positive adjustment for non-cash items primarily consisted of provision for credit losses of $220.6 million, which increased by $49.6 million as a result of the growth in the volume of loans held for investment, commercial agreement assets of $210.6 million and stock-based compensation of $202.5 million. The change in operating assets net of operating liabilities was primarily a result of a decrease of our purchase and sale of loans held for sale activities. We purchased loans of $2.2 billion, which was offset by proceeds from loan sales of $2.3 billion, which decreased by $87.6 million compared to the same period in 2022.
For the six months ended December 31, 2022, net cash provided by operating activities was $22.7 million stemmed from a favorable change in net proceeds from sale and purchase of loans of $104.9 million and a positive adjustment for non-cash items of $521.2 million, offset by a net loss of $573.7 million and change in our operating assets net of operating liabilities of $75.2 million. The change in operating assets net of operating liabilities was primarily a result of our purchase and sale of loans held for sale activities. We purchased loans of $3.3 billion, which was offset by proceeds from loan sales of $3.4 billion. The positive adjustment for non-cash items was primarily driven by commercial agreement assets of $236.8 million, provision for credit losses of $170.9 million, and stock-

based compensation of $241.6 million, which saw an increase resulting from incremental compensation recognized from award modifications and increased headcount.
Cash Flows from Investing Activities
For the six months ended December 31, 2023, net cash used in investing activities of $640.8 million was primarily attributable to purchases and origination of loans held for investment of $10.3 billion, partially offset by the repayments of loans and proceeds from sale of loans of $9.5 billion and proceeds from maturities and repayments of securities available for sale of $482.0 million. Loan repayments and sale of loans of $9.5 billion during the period represented an increase of $4.2 billion, compared to the same period in 2022, due in part to shifting of the length of loan terms on our balance sheet netted off by higher average balance of loans held for investment compared to the same period in 2022. During the period we originated loans of $2.2 billion and purchased loans of $8.2 billion, representing a combined increase of $3.8 billion compared to the same period in 2022.
For the six months ended December 31, 2022, net cash used in investing activities of $574.9 million was primarily attributable to purchases and origination of loans held for investment of $6.5 billion, partially offset by loan repayments and sale of loans of $5.3 billion and net proceeds from maturities of securities available for sale of $692.5 million. During the period, we originated loans of $1.9 billion and purchased loans of $4.7 billion.
Cash Flows from Financing Activities
For the six months ended December 31, 2023, net cash provided by financing activities of $655.2 million, was primarily attributable to net cash inflows from the issuance and repayment of notes and certificates issued for the securitization trust of $573.5 million, and net cash inflows related to the repayment of funding debt of $148.4 million. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring warehouse credit facility activity, which involves securing new warehouse credit facilities and extending existing warehouse credit facilities and a higher interest rate environment. Additionally, we paid taxes related to RSU vesting of $75.7 million.
For the six months ended December 31, 2022, net cash provided by financing activities of $869.4 million, was primarily attributable to net cash inflows from funding debt of $1.2 billion, partially offset by net cash outflows from the issuance and repayment of notes and certificates issued by securitization trust of $309.4 million. Our payments of debt issuance costs were in the normal course of business and reflective of our recurring warehouse credit facility activity, which involves securing new warehouse credit facilities and extending existing warehouse credit facilities. Finally, we paid taxes related to RSU vesting of $45.3 million.
Contractual Obligations

There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and six months ended December 31, 2023 from the commitments and contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations,” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, which was filed with the SEC on August 25, 2023.
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

For unconsolidated securitization transactions where Affirm is the sponsor and risk retention holder, Affirm could experience a loss of up to 5% of both the senior notes and residual trust certificates. In the unlikely event principal payments on the loans backing any off-balance sheet securitization are insufficient to pay holders of senior notes and residual trust certificates, including any retained interests held by Affirm, then any amounts we contributed to the securitization reserve accounts may be depleted. Refer to Note 10. Securitization and Variable Interest Entities in the notes to the interim condensed consolidated financial statements for further details.

As of December 31, 2023, the aggregate outstanding balance of loans held by third-party investors and off balance sheet securitizations was $5.2 billion.
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP and requires us to make certain estimates and judgments that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because certain of these accounting policies require significant judgment, our actual results may differ materially from our estimates. To the extent that there are differences between our estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations, and cash flows may be affected. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during the three and six months ended December 31, 2023.
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
Interest Rate Risk
Our securities available for sale at fair value as of December 31, 2023 included $914.1 million of marketable debt securities with maturities greater than three months. An increase in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative, liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be significant.
Continued volatility in interest rates and inflation, which may persist longer than previously expected, may adversely impact our customers’ spending levels and ability and willingness to pay outstanding amounts owed to us. Higher interest rates may lead to higher payment obligations on our future credit products but also for consumers’ other financial commitments, including their mortgages, credit cards, and other types of loans. Therefore, prolonged higher interest rates may lead to increased delinquencies, charge-offs, and allowances for loans and interest receivable, which could have an adverse effect on our operating results.
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
We maintain an interest rate risk management program which measures and manages the potential volatility of earnings that may arise from changes in interest rates. We use interest rate derivatives to mitigate the effects of changes in interest rates on our variable rate debt which eliminates some, but not all, of the interest rate risk. Some of these contracts are designated as cash flow hedges for accounting purposes. For those contracts designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in other comprehensive income (loss) and is reclassified into funding costs in the same period the hedged transaction affects earnings. Factoring in the interest rate risk management program and the repricing of investment securities, as of December 31, 2023, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $40.0 million adverse impact on our cash flows associated with our market risk sensitive instruments over the next 12 months. This measure projects the changes in cash flows associated with all assets and liabilities, including derivatives, based on contractual market rate-based repricing conditions over a twelve-month time horizon. It considers forecasted business growth and anticipated future funding mix.

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

As of December 31, 2023 and June 30, 2023, we were exposed to credit risk on $5.2 billion and $4.4 billion, respectively, of loans held on our interim condensed consolidated balance sheet. Loan receivables are diversified geographically. As of both December 31, 2023 and June 30, 2023, approximately 11% of loan receivables related to customers residing in the state of California. No other states or provinces exceeded 10%.

We are also exposed to credit risk in the event of nonperformance by the financial institutions holding our cash and the issuers of our cash equivalents and available for sale securities. We maintain our cash deposits and cash equivalents in highly-rated, federally-insured financial institutions in excess of federally insured limits. We manage this risk by conducting business with well-established financial institutions, diversifying our counterparties and having guidelines regarding credit rating and investment maturities to safeguard liquidity. Although, we are not substantially dependent on a single financing source and have not historically experienced any credit losses related to these financial institutions, recently there has been instability at certain financial institutions and there can be no assurances that such instability may not continue or become more widespread in the future. If multiple financing sources were to be unable to fulfill their funding obligations to us, it could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans
During the quarter ended December 31, 2023, the following directors and officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K Item 408, as follows:

On December 13, 2023, Libor Michalek, our President and a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement that is intended to satisfy the affirmative defense conditions of Exchange Act Rule

10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Michalek’s Rule 10b5-1 Trading Plan provides for the exercise of up to 600,000 employee stock options and sale of the underlying shares of our Class A common stock pursuant to one or more limit orders from March 13, 2024 until January 31, 2025, or earlier if all transactions under the trading arrangement are completed.

On December 14, 2023, Katherine Adkins, our Chief Legal Officer and Chief Compliance Officer, adopted a Rule 10b5-1 Trading Plan. Ms. Adkins’ Rule 10b5-1 Trading Plan provides for the sale of up to 335,000 shares of our Class A common stock, including the sale of underlying shares upon the exercise of employee stock options, pursuant to one or more limit orders from March 14, 2024 until July 31, 2024, or earlier if all transactions under the trading arrangement are completed.

On December 14, 2023, Keith Rabois, a member of our Board of Directors, adopted a Rule 10b5-1 Trading Plan. Mr. Rabois’ Rule 10b5-1 Trading Plan provides for the sale of up to 55,655 shares of our Class A common stock from March 14, 2024 until August 30, 2024, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the quarter ended December 31, 2023.

On December 15, 2023, the Company entered into a Rule 10b5-1 Trading Plan. The Company’s 10b5-1 Trading Plan provides for the repurchase of up to $400 million aggregate principal amount of the Company’s 0% Senior Convertible Notes due 2026 from February 1, 2024 until April 30, 2024, or earlier if all transactions under the trading arrangement are completed.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Amended and Restated Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of October 27, 2023*					X
10.1	Amendment No. 1 to Loan Sale Agreement, dated as of October 27, 2023, by and between Celtic Bank Corporation and Affirm, Inc.					X
10.2	Amendment No. 1 to Marketing and Servicing Agreement, dated as of October 27, 2023, by and between Celtic Bank Corporation and Affirm, Inc.					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

AFFIRM HOLDINGS, INC.

Date: February 8, 2024	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Linford
Michael Linford
Chief Financial Officer
(Principal Financial Officer)