Form 10-Q
period 2024-03-31
Affirm Holdings, Inc.
filed 2024-05-08
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024

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

As of May 3, 2024, the number of shares of the registrant’s Class A common stock outstanding was 263,837,691 and the number of shares of the registrant’s Class B common stock outstanding was 45,286,948.

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

Part I - Financial Information

Item 1. Financial Statements

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	March 31, 2024	June 30, 2023
Assets
Cash and cash equivalents	$1,272,760	$892,027
Restricted cash	346,931	367,917
Securities available for sale at fair value	781,402	1,174,653
Loans held for sale	127	76
Loans held for investment	5,461,407	4,402,962
Allowance for credit losses	(289,088)	(204,531)
Loans held for investment, net	5,172,319	4,198,431
Accounts receivable, net	293,388	199,085
Property, equipment and software, net	401,535	290,135
Goodwill	535,818	542,571
Intangible assets	15,288	34,434
Commercial agreement assets	118,703	177,672
Other assets	263,155	278,614
Total assets	$9,201,426	$8,155,615
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$35,224	$28,602
Payable to third-party loan owners	129,730	53,852
Accrued interest payable	22,816	13,498
Accrued expenses and other liabilities	150,162	180,883
Convertible senior notes, net	1,385,891	1,414,208
Notes issued by securitization trusts	3,240,871	2,165,577
Funding debt	1,613,272	1,764,812
Total Liabilities	6,577,966	5,621,432
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 263,249,743 shares issued and outstanding as of March 31, 2024; 3,030,000,000 shares authorized, 237,230,381 shares issued and outstanding as of June 30, 2023	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 45,288,458 shares issued and outstanding as of March 31, 2024; 140,000,000 authorized, 59,615,836 shares issued and outstanding as of June 30, 2023	1	1
Additional paid in capital	5,704,626	5,140,850
Accumulated deficit	(3,063,868)	(2,591,247)
Accumulated other comprehensive loss	(17,301)	(15,423)
Total stockholders’ equity	2,623,460	2,534,183
Total liabilities and stockholders’ equity	$9,201,426	$8,155,615

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

	March 31, 2024	June 30, 2023
Assets of consolidated VIEs, included in total assets above
Restricted cash	$156,736	$203,872
Loans held for investment	5,269,390	4,151,606
Allowance for credit losses	(243,167)	(178,252)
Loans held for investment, net	5,026,223	3,973,354
Accounts receivable, net	2,960	8,196
Other assets	11,791	18,210
Total assets of consolidated VIEs	$5,197,710	$4,203,632
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$2,856	$2,894
Accrued interest payable	22,710	13,498
Accrued expenses and other liabilities	11,989	17,825
Notes issued by securitization trusts	3,240,871	2,165,577
Funding debt	1,601,516	1,656,400
Total liabilities of consolidated VIEs	4,879,942	3,856,194
Total net assets of consolidated VIEs	$317,768	$347,438

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Revenue
Merchant network revenue	$159,292	$119,013	$493,599	$366,181
Card network revenue	35,676	29,469	108,421	85,294
Total network revenue	194,968	148,482	602,020	451,475
Interest income	315,712	178,270	866,737	470,393
Gain on sales of loans	40,183	32,813	127,170	156,015
Servicing income	25,294	21,413	67,887	64,277
Total revenue, net	576,157	380,978	1,663,814	1,142,160
Operating expenses
Loss on loan purchase commitment	44,143	31,224	132,639	105,256
Provision for credit losses	122,443	66,438	343,019	237,377
Funding costs	90,449	51,188	248,997	120,005
Processing and servicing	88,209	65,229	254,083	186,096
Technology and data analytics	124,828	161,792	377,626	463,500
Sales and marketing	132,950	140,942	441,081	493,149
General and administrative	128,721	139,266	401,832	458,877
Restructuring and other	5,203	34,934	6,924	34,934
Total operating expenses	736,946	691,013	2,206,201	2,099,194
Operating loss	$(160,789)	$(310,035)	$(542,387)	$(957,034)
Other income, net	27,743	103,522	70,999	175,067
Loss before income taxes	$(133,046)	$(206,513)	$(471,388)	$(781,967)
Income tax (benefit) expense	890	(836)	1,233	(2,584)
Net loss	$(133,936)	$(205,677)	$(472,621)	$(779,383)
Other comprehensive income (loss)
Foreign currency translation adjustments	$(10,879)	$31	$(8,953)	$(16,993)
Unrealized gain (loss) on securities available for sale, net	(30)	4,520	6,176	2,061
Gain (loss) on cash flow hedges	750	(257)	899	(257)
Net other comprehensive income (loss)	(10,159)	4,294	(1,878)	(15,189)
Comprehensive loss	$(144,095)	$(201,383)	$(474,499)	$(794,572)
Per share data:
Net loss per share attributable to common stockholders for Class A and Class B
Basic	$(0.43)	$(0.69)	$(1.53)	$(2.65)
Diluted	$(0.43)	$(0.69)	$(1.53)	$(2.65)
Weighted average common shares outstanding
Basic	312,626,728	297,204,715	307,995,889	293,915,268
Diluted	312,626,728	297,204,715	307,995,889	293,915,268

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of June 30, 2023	296,846,217	$3	$5,140,850	$(2,591,247)	$(15,423)	$2,534,183
Issuance of common stock upon exercise of stock options	495,350	—	3,625	—	—	3,625
Vesting of restricted stock units	3,740,320	—	—	—	—	—
Vesting of warrants for common stock	—	—	95,910	—	—	95,910
Stock-based compensation	—	—	151,162	—	—	151,162
Tax withholding on stock-based compensation	—	—	(36,515)	—	—	(36,515)
Foreign currency translation adjustments	—	—	—	—	(11,898)	(11,898)
Unrealized gain on securities available for sale	—	—	—	—	1,353	1,353
Gain on cash flow hedges	—	—	—	—	763	763
Net loss	—	—	—	(171,783)	—	(171,783)
Balance as of September 30, 2023	301,081,887	$3	$5,355,032	$(2,763,030)	$(25,205)	$2,566,800
Issuance of common stock upon exercise of stock options	1,922,621	—	17,419	—	—	17,419
Issuance of common stock, employee share purchase plan	333,847	—	4,137	—	—	4,137
Vesting of restricted stock units	2,195,991	—	—	—	—	—
Vesting of warrants for common stock	—	—	114,705	—	—	114,705
Stock-based compensation	—	—	119,821	—	—	119,821
Tax withholding on stock-based compensation	—	—	(39,159)	—	—	(39,159)
Foreign currency translation adjustments	—	—	—	—	13,824	13,824
Unrealized gain on securities available for sale	—	—	—	—	4,853	4,853
Loss on cash flow hedges	—	—	—	—	(614)	(614)
Net loss	—	—	—	(166,902)	—	(166,902)
Balance as of December 31, 2023	305,534,346	$3	$5,571,955	$(2,929,932)	$(7,142)	$2,634,884
Issuance of common stock upon exercise of stock options	233,328	—	1,154	—	—	1,154
Vesting of restricted stock units	2,770,527	—	—	—	—	—
Vesting of warrants for common stock	—	—	95,974	—	—	95,974
Stock-based compensation	—	—	108,056	—	—	108,056
Tax withholding on stock-based compensation	—	—	(72,513)	—	—	(72,513)
Foreign currency translation adjustments	—	—	—	—	(10,879)	(10,879)
Unrealized loss on securities available for sale	—	—	—	—	(30)	(30)
Gain on cash flow hedges	—	—	—	—	750	750
Net loss	—	—	—	(133,936)	—	(133,936)
Balance as of March 31, 2024	308,538,201	$3	$5,704,626	$(3,063,868)	$(17,301)	$2,623,460

(1)The share amounts listed above combine Class A and Class B stock.

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

(1)The share amounts listed above combine Class A and Class B stock.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(472,621)	$(779,383)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for credit losses	343,019	237,377
Amortization of premiums and discounts on loans, net	(137,683)	(103,468)
Gain on sales of loans	(127,170)	(156,015)
Gain on extinguishment of debt	(5,359)	(89,841)
Changes in fair value of assets and liabilities	(3,645)	(10,017)
Amortization of commercial agreement assets	58,969	64,202
Amortization of debt issuance costs	18,888	13,198
Amortization of discount on securities available for sale	(32,280)	(23,711)
Commercial agreement warrant expense	306,588	330,718
Stock-based compensation	279,598	348,372
Depreciation and amortization	103,655	91,355
Other	22,174	294
Change in operating assets and liabilities:
Purchases of loans held for sale	(3,136,368)	(4,719,789)
Proceeds from the sale of loans held for sale	3,163,048	4,838,250
Accounts receivable, net	(105,766)	(1,784)
Other assets	58,181	(3,292)
Accounts payable	6,622	(3,618)
Payable to third-party loan owners	75,878	(27,196)
Accrued interest payable	9,613	8,028
Accrued expenses and other liabilities	(43,966)	(45,288)
Net cash provided by operating activities	381,375	(31,608)
Cash flows from investing activities
Purchases and origination of loans held for investment	(15,557,208)	(9,622,289)
Proceeds from the sale of loans held for investment	4,180,019	1,093,894
Principal repayments and other loan servicing activity	10,314,290	7,199,568
Acquisition, net of cash and restricted cash acquired	—	(16,051)
Additions to property, equipment and software	(121,040)	(95,917)
Purchases of securities available for sale	(461,242)	(566,261)
Proceeds from maturities and repayments of securities available for sale	891,875	1,127,785
Other investing cash inflows/(outflows)	(34,210)	3,375
Net cash used in investing activities	(787,516)	(875,896)
Cash flows from financing activities
Proceeds from funding debt	8,825,076	5,048,803
Payment of debt issuance costs	(19,188)	(17,407)
Principal repayments of funding debt	(8,964,832)	(4,195,110)
Extinguishment of convertible debt	(25,560)	(206,567)
Proceeds from issuance of notes and residual trust certificates by securitization trusts	1,601,828	750,000
Principal repayments of notes issued by securitization trusts	(528,279)	(584,634)
Proceeds from exercise of common stock options and warrants and contributions to ESPP	26,321	8,909
Repurchases of common stock	—	(109)
Payments of tax withholding for stock-based compensation	(148,186)	(63,489)
Net cash provided by financing activities	767,180	740,396
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,292)	(2,207)
Net increase in cash, cash equivalents and restricted cash	359,747	(169,315)
Cash, cash equivalents and restricted cash, beginning of period	1,259,944	1,550,807
Cash, cash equivalents and restricted cash, end of period	$1,619,691	$1,381,492

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2024	2023
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	1,272,760	972,477
Restricted cash	346,931	409,015
Total cash, cash equivalents and restricted cash	$1,619,691	$1,381,492

	Nine Months Ended March 31,
	2024	2023
Supplemental disclosures of cash flow information
Cash payments for interest expense	$228,496	$104,923
Cash paid for operating leases	11,947	8,328
Cash paid for income taxes	588	378
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	99,441	62,760
Right of use assets obtained in exchange for operating lease liabilities	—	494

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

1.   Business Description

Affirm Holdings, Inc. (“Affirm,” the “Company,” “we,” “us,” or “our”), headquartered in San Francisco, California, provides consumers with a simpler, more transparent, and flexible alternative to traditional payment options. Our mission is to deliver honest financial products that improve lives. Through our next-generation commerce platform, agreements with originating banks, and capital markets partners, we enable consumers to confidently pay for a purchase over time. When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model, and once approved, the consumer selects their preferred repayment option. Loans are directly originated or funded and issued by our originating bank partners.

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

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts in the interim condensed consolidated financial statements and the accompanying notes. Material estimates that are particularly susceptible to significant change relate to determination of the allowance for credit losses, capitalized internal-use software development costs, valuation allowance for deferred tax assets, loss on loan purchase commitment, the fair value of servicing assets and liabilities, discount on self-originated loans, the evaluation for impairment of intangible assets and goodwill, the fair value of available for sale debt securities including retained interests in our securitization trusts, the fair value of residual certificates issued by our securitization trusts held by third parties, the fair value of risk sharing arrangements, and stock-based compensation, including the fair value of warrants issued to nonemployees. We base our estimates on historical experience, current events, and other factors we believe to be reasonable under the circumstances. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results will be materially affected.

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

Recent Accounting Pronouncements Not Yet Adopted

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The new guidance modifies the existing annual and interim segment reporting disclosures. The purpose of the update is to enable investors to better understand an entity’s overall performance and assess potential future cash flows, primarily through enhanced disclosure requirements on significant segment expenses. The ASU is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are in the process of evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

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

3.   Revenue

The following table presents our revenue disaggregated by revenue source (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Merchant network revenue	$159,292	$119,013	$493,599	$366,181
Card network revenue	35,676	29,469	108,421	85,294
Interest income	315,712	178,270	866,737	470,393
Gain on sales of loans	40,183	32,813	127,170	156,015
Servicing income	25,294	21,413	67,887	64,277
Total revenue, net	$576,157	$380,978	$1,663,814	$1,142,160

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

For the three and nine months ended March 31, 2024 and 2023, there were no merchants that exceeded 10% of total revenue.

Card Network Revenue — Revenue from Contracts with Customers

We have agreements with card-issuing partners to facilitate the issuance of physical and virtual debit cards to be used by consumers at checkout. Prior to purchase, consumers can apply at Affirm.com or via the Affirm app and, upon approval, use a physical or virtual card to complete their purchase online or in-store. The card is funded at the time a transaction is authorized using cash held by the card-issuing partner in a reserve fund. Eligible consumers can also use the Affirm Card, a debit card issued by a card-issuing partner to pay in full, via their linked bank account, or pay later, by using a unique post-purchase feature that allows them to instantly convert any eligible debit transaction into an installment loan. Where applicable, our originating bank partner, or wholly-owned subsidiaries, then originates a loan to the consumer after the transaction is confirmed by the merchant. The merchant is charged interchange fees for each successful debit card transaction, and a portion of this revenue is shared with us by our card-issuing partners.

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

Interest Income

Interest income consisted of the following components (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Contractual interest income on unpaid principal balance	$273,581	$147,759	$747,955	$379,755
Amortization of discount on loans	53,960	39,130	150,102	116,937
Amortization of premiums on loans	(4,256)	(4,515)	(12,419)	(13,469)
Interest receivable charged-off, net of recoveries	(7,573)	(4,104)	(18,901)	(12,830)
Total interest income	$315,712	$178,270	$866,737	$470,393

We accrue interest income using the effective interest method, which includes the amortization of any discounts or premiums on loan receivables created upon the purchase of a loan from our originating bank partners or upon the origination of a loan. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of March 31, 2024 and June 30, 2023, the balance of loans held for investment on non-accrual status was $1.1 million and $1.8 million, respectively.

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

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Unpaid principal balance	$5,496,615	$4,451,324
Accrued interest receivable	60,459	41,079
Premiums on loans held for investment	7,546	7,135
Less: Discount due to loss on loan purchase commitment	(63,416)	(51,190)
Less: Discount due to loss on directly originated loans	(39,777)	(45,145)
Less: Fair value adjustment on loans acquired through business combination	(20)	(241)
Total loans held for investment	$5,461,407	$4,402,962

Loans held for investment includes loans originated through our originating bank partners and directly originated loans. The majority of the loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $5.1 billion and $15.6 billion during the three and nine months ended March 31, 2024 and $3.7 billion and $11.7 billion during the three and nine months ended March 31, 2023, respectively.

Our portfolio consists of interest bearing and non interest bearing consumer loans with original term lengths of up to sixty months. Given that our loan portfolio focuses on one product segment, unsecured consumer installment loans, we generally evaluate the entire portfolio as a single homogeneous loan portfolio and make merchant or program specific adjustments as necessary.

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

The following table presents an analysis of the credit quality, by ITACs score, of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination on loans held for investment and loans held for sale (in thousands) as of March 31, 2024:

	March 31, 2024
	Amortized Costs Basis by Fiscal Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
96+	$2,846,025	$335,055	$13,557	$310	$10	$5	$3,194,962
94 – 96	1,350,713	101,257	776	12	2	4	1,452,764
90 – 94	233,729	11,630	424	3	1	1	245,788
<90	13,614	197	459	2	1	—	14,273
No score (1)	356,211	116,349	19,539	931	124	134	493,288
Total amortized cost basis	$4,800,292	$564,488	$34,755	$1,258	$138	$144	$5,401,075

(1)This balance represents loan receivables in markets without sufficient data currently available for use by the Affirm scoring methodology including loan receivables originated in Canada.

The following table presents net charge-offs by fiscal year of origination (in thousands) as of March 31, 2024:

	March 31, 2024
	Net Charge-offs by Fiscal Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
Current period charge-offs	(63,706)	(191,087)	(6,192)	(508)	(101)	(63)	(261,657)
Current period recoveries	2,235	11,057	6,159	833	46	76	20,406
Current period net charge-offs	(61,471)	(180,030)	(33)	325	(55)	13	(241,251)

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

	March 31, 2024	June 30, 2023
Non-delinquent loans	$5,148,965	$4,183,248
4 – 29 calendar days past due	130,766	92,876
30 – 59 calendar days past due	48,586	36,399
60 – 89 calendar days past due	37,475	28,171
90 – 119 calendar days past due(1)	35,283	21,271
Total amortized cost basis	$5,401,075	$4,361,965

(1)Includes $35.3 million and $20.9 million of loan receivables as of March 31, 2024 and June 30, 2023, respectively, that are 90 days or more past due, but are not on nonaccrual status.

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

The following table details activity in the allowance for credit losses, including charge-offs, recoveries and provision for loan losses (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Balance at beginning of period	$262,204	$182,100	$204,531	$155,392
Provision for loan losses	116,820	61,480	325,808	225,962
Charge-offs	(99,181)	(75,820)	(261,657)	(227,886)
Recoveries of charged-off receivables	9,245	8,576	20,406	22,868
Balance at end of period	$289,088	$176,336	$289,088	$176,336

Loan Modifications for Borrowers Experiencing Financial Difficulty

We have a loan modification program for borrowers experiencing financial difficulty if certain eligibility criteria are met. A loan is evaluated for modification program eligibility when a borrower self-reports financial hardship, either when a borrower contacts us directly or upon making contact with the borrower to determine eligibility when a loan payment is past due. The objectives of the loan modification program are to offer borrowers assistance during times of financial stress, increase collections, and minimize losses.

We have two primary loan modification strategies: payment deferrals and loan re-amortization. A payment deferral provides the borrower relief by extending the due date for the next payment due. While a borrower may obtain more than one deferral, the total deferral period may not exceed three months. A loan re-amortization provides the borrower relief by lowering monthly payments through extending the term length of the loan; however, the total remaining term may not exceed twenty-four months. In addition, the total interest due from the consumer will not exceed the initial total interest due prior to modification, and a loan may not be re-amortized more than once.

The following tables present the amortized cost basis of loans excluding accrued interest receivable that were modified for borrowers experiencing financial difficulty during the three and nine months ended March 31, 2024 and March 31, 2023, by type of modification (in thousands):

	Three Months Ended March 31,
	2024	2023
Payment Deferral	$32,383	$2,902
Loan Re-amortization	1,047	40
Total	$33,430	$2,942
% of Total Loan Receivables Outstanding	0.62%	0.08%

	Nine Months Ended March 31,
	2024	2023
Payment Deferral	$56,161	$5,280
Loan Re-amortization	1,543	79
Total	$57,704	$5,359
% of Total Loan Receivables Outstanding	1.07%	0.14%

With respect to borrowers who received payment deferrals during the three and nine months ended March 31, 2024, the length of each deferral period was one month.

With respect to borrowers who received a loan re-amortization during the three and nine months ended March 31, 2024, the payment amount was reduced by half and the term of the loan was extended between one month and twelve months.

During the modification process, the loans are made current, and payment schedules for these loans are updated according to the modified terms. We closely monitor the performance of loans that are modified for borrowers experiencing financial difficulty to understand the effectiveness of our modification efforts. We hold an allowance for credit losses for modified loans classified as held for investment. Our allowance estimate considers whether a loan has been modified, the delinquency status of the loan on the date of modification, and the increased likelihood that such loan may become delinquent or charge-off in the future.

The following table presents the delinquency status as of March 31, 2024 and March 31, 2023, by amortized cost basis excluding accrued interest receivable, of loan receivables that have been modified within the last 12 months where the borrower was experiencing financial difficulty at the time of modification (in thousands):

	March 31, 2024
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$31,221	$771	$31,992
4 – 29 calendar days past due	12,751	369	13,120
30 – 59 calendar days past due	6,095	225	6,320
60 – 89 calendar days past due	3,751	87	3,838
90 – 119 calendar days past due	2,715	95	2,810
Total amortized cost basis	$56,533	$1,547	$58,080

	March 31, 2023
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$3,713	$47	$3,760
4 – 29 calendar days past due	691	13	704
30 – 59 calendar days past due	441	8	449
60 – 89 calendar days past due	343	6	349
90 – 119 calendar days past due	292	9	301
Total amortized cost basis	$5,480	$83	$5,563

With respect to modifications during the 12 months preceding March 31, 2024 and March 31, 2023, respectively, where the borrower was experiencing financial difficulty at the time of modification, the amortized cost basis of loans which have been charged off was $8.0 million and $1.9 million, respectively.

5. Acquisitions

During the three and nine months ended March 31, 2024 there were no acquisitions accounted for as business combinations and there was one acquisition accounted for during the same period in 2023.

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

The transaction costs associated with the acquisition were immaterial for the three months ended March 31, 2023 and approximately $1.7 million for the nine months ended March 31, 2023, which were included in general and administrative expense in the interim consolidated statements of operations and comprehensive loss.

6.   Balance Sheet Components

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, affiliate network partners and servicing fees due from third-party loan owners. For each of these groups, we evaluate accounts receivable to determine management’s current estimate of expected credit losses based on historical experience and future expectations and record an allowance for credit losses. Our allowance for credit losses with respect to accounts receivable was $13.7 million and $12.9 million as of March 31, 2024 and June 30, 2023, respectively.

Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Internally developed software	$564,007	$377,301
Leasehold improvements	20,947	20,214
Computer equipment	10,253	10,187
Furniture and equipment	8,835	6,503
Total property, equipment and software, at cost	$604,042	$414,205
Less: Accumulated depreciation and amortization	(202,507)	(124,070)
Total property, equipment and software, net	$401,535	$290,135

Depreciation and amortization expense on property, equipment and software was $43.2 million and $105.7 million for the three and nine months ended March 31, 2024, respectively, and $23.9 million and $53.0 million for the three and nine months ended March 31, 2023, respectively.

No impairment losses related to property, equipment and software were recorded during the three and nine months ended March 31, 2024 and 2023.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the nine months ended March 31, 2024 were as follows (in thousands):

Balance as of June 30, 2023	$542,571
Adjustments (1)	(6,753)
Balance as of March 31, 2024	$535,818

(1)Adjustments to goodwill during the nine months ended March 31, 2024 primarily pertained to foreign currency translation adjustments.

No impairment losses were recorded during the three months ended March 31, 2024. During the nine months ended March 31, 2024, we recognized goodwill impairment losses of $1.0 million included in general and administrative expenses on our interim condensed consolidated statement of operations and comprehensive loss. No impairment losses related to goodwill were recorded during the three and nine months ended March 31, 2023.

Intangible assets consisted of the following (in thousands):

	March 31, 2024
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,935	$(36,259)	$1,676	0.2
Developed technology	39,501	(38,191)	1,310	0.1
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks and domains, definite	1,460	(1,124)	336	1.2
Trademarks, licenses and domains, indefinite	11,616	—	11,616	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,352	$(88,064)	$15,288

	June 30, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$38,129	$(27,637)	$10,492	0.6
Developed technology	39,626	(30,653)	8,973	0.6
Assembled workforce	12,490	(9,983)	2,507	0.3
Trademarks and domains, definite	1,481	(990)	491	1.7
Trademarks, licenses and domains, indefinite	11,621	—	11,621	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,697	$(69,263)	$34,434

Amortization expense for intangible assets was $2.0 million and $19.0 million for the three and nine months ended March 31, 2024, respectively, and $23.6 million and $38.4 million for the three and nine months ended March 31, 2023, respectively. No impairment losses related to intangible assets were recorded during the three and nine months ended March 31, 2024 and 2023.

The expected future amortization expense of these intangible assets as of March 31, 2024 is as follows (in thousands):

2024 (remaining three months)	$1,784
2025	1,368
2026	155
2027	15
2028 and thereafter	—
Total amortization expense	$3,322

Commercial Agreement Assets

In November 2021, we granted warrants in connection with our commercial agreements with certain subsidiaries of Amazon.com, Inc. (“Amazon”). The warrants were granted in exchange for certain performance provisions and the benefit of acquiring new users. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested upon grant. The asset was valued based on the fair value of the warrants and represents the probable future economic benefit to be realized over the expected benefit period. The expected benefit period of the asset was initially estimated to be approximately three years. During the three and nine months ended March 31, 2024 the remaining expected benefit period was extended by one year upon the renewal of the commercial agreement, which extended the agreement term. For the three and nine months ended March 31, 2024, we recognized amortization expense of $6.9 million and $27.8 million, respectively, and $10.2 million and $31.1 million for the three and nine months ended March 31, 2023, respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense. Refer to Note 14. Stockholders’ Equity for further discussion of the warrants.

In January 2021, we recognized an asset in connection with a commercial agreement with an enterprise partner, in which we granted stock appreciation rights in exchange for the benefit of acquiring access to the partner's consumers. The asset was valued at $25.9 million based on the fair value of the stock appreciation rights on the grant date and represents the probable future economic benefit to be realized over the three-year expected benefit period. During the three months ended March 31, 2024, the expected benefit period ended and the asset has been fully amortized. We recorded amortization expense of $4.2 million during the nine months ended March 31, 2024 and amortization expense of $2.0 million and $6.2 million for the three and nine ended March 31, 2023, respectively.

In July 2020, we recognized an asset in connection with a commercial agreement with Shopify Inc. (“Shopify”), in which we granted warrants in exchange for the opportunity to acquire new merchant partners. This asset represents the probable future economic benefit to be realized over the expected benefit period and is valued based on the fair value of the warrants on the grant date. We recognized an asset of $270.6 million associated with the fair value of the warrants, which were fully vested as of March 31, 2024. The expected benefit period of the asset was initially estimated to be four years, and the remaining useful life of the asset is reevaluated each reporting period. During fiscal year 2022, the remaining expected benefit period was extended by two years upon the execution of an amendment to the commercial agreement with Shopify which extended the term of the agreement. During the three and nine months ended March 31, 2024, we recorded amortization expense related to the commercial agreement asset of $8.9 million and $27.0 million, respectively, and $8.8 million and $26.9 million for the three and nine months ended March 31, 2023, respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

Other Assets

    Other assets consisted of the following (in thousands):

	March 31, 2024	June 30, 2023
Processing reserves	$26,230	$60,039
Equity securities, at cost	37,805	43,172
Fixed term deposit	35,303	—
Prepaid expenses	25,909	35,626
Prepaid payroll taxes for stock-based compensation	25,892	14,336
Risk sharing asset	25,025	—
Operating lease right-of-use assets	24,035	30,171
Derivative instruments	21,482	50,545
Foreign deferred tax asset	21,204	23,270
Other receivables	19,265	17,214
Other assets	1,005	4,241
Total other assets	$263,155	$278,614

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands)

	March 31, 2024	June 30, 2023
Accrued expenses	$60,766	$50,704
Operating lease liability	43,072	52,557
Collateral held for derivative instruments	21,240	53,267
Other liabilities	25,084	24,355
Total accrued expenses and other liabilities	$150,162	$180,883

7. Leases

We lease facilities under operating leases with various expiration dates through 2030. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from nine months to one year. As of March 31, 2024, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to seven years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. The cash collateral and deposits for the letters of credit have been recognized as restricted cash in the interim condensed consolidated balance sheets and totaled $8.8 million and $9.7 million as of March 31, 2024 and June 30, 2023, respectively.

No impairment charge was incurred related to leases during the three months ended March 31, 2024. During the nine months ended March 31, 2024, we decided to sublease a portion of our leased office space in San Francisco, resulting in an impairment charge of $0.8 million included in general and administrative expense on our interim consolidated statements of operations and comprehensive loss. No impairment charges were incurred in the three and nine months ended March 31, 2023.

Operating lease expense is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Operating lease expense (1) (2)	$2,894	$8,325	$8,826	$15,841

(1)Lease expenses for our short-term leases were immaterial for the three and nine months ended March 31, 2024.
(2)During the three and nine months ended March 31, 2023, we incurred charges of $4.7 million, within restructuring and other, on our interim consolidated statements of operations, related to a reduction to our ROU lease assets which were attributed to certain leased space we were no longer utilizing for our business operations.

We have subleased a portion of our leased facilities. Sublease income totaled $1.3 million and $3.3 million during the three and nine months ended March 31, 2024, respectively, and $0.9 million and $2.6 million during the three and nine months ended March 31, 2023, respectively.

Lease term and discount rate information are summarized as follows:

March 31, 2024
Weighted average remaining lease term (in years)	3.4
Weighted average discount rate	5.0%

As of March 31, 2024, future minimum lease payments are as follows (in thousands):

2024 (remaining three months)	$4,091
2025	16,746
2026	15,838
2027	3,069
2028	3,294
Thereafter	4,393
Total lease payments	47,431
Less imputed interest	(4,359)
Present value of total lease liabilities	$43,072

8.   Commitments and Contingencies

Repurchase Obligation

Under the normal terms of our whole loan sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representations and warranties is identified. Generally, a breach in representations and warranties could occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. This amount was not material as of March 31, 2024.

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

We have determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described above, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Amounts accrued as of March 31, 2024 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.

9.   Debt

Debt encompasses funding debt, convertible senior notes and our revolving credit facility.

Funding Debt

Funding debt and its aggregate future maturities consists of the following (in thousands):

March 31, 2024
2024	$—
2025	297,777
2026	1,003,628
2027	—
2028	12,038
Thereafter	315,351
Total	$1,628,794
Deferred debt issuance costs	(15,522)
Total funding debt, net of deferred debt issuance costs	$1,613,272

Secured Borrowing Facilities

U.S.

Through trusts, we entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. Each trust entered into a credit agreement and security agreement with a third-party as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are classified as funding debt on the interim condensed consolidated balance sheets and proceeds from the borrowings can only be used for the purposes of facilitating loan funding and origination, with advance rates ranging from 82% to 86% of the total collateralized balance. These warehouse credit facility trusts, which have been classified as VIEs, are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm. These revolving facilities mature between fiscal years 2025 and 2031 and generally permit borrowings up to 12 months prior to the final maturity date of each respective facility. As of March 31, 2024, the aggregate commitment amount of these facilities was $5.1 billion on a revolving basis, of which $1.2 billion was drawn, with $3.8 billion remaining available. Certain loans originated by us or purchased from the originating bank partners are pledged as collateral for borrowings in our facilities. The unpaid principal balance of these loans totaled $1.5 billion and $1.7 billion as of March 31, 2024 and June 30, 2023, respectively.

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

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of March 31, 2024, we were in compliance with all applicable covenants in the agreements.

International

Additionally, we have various credit facilities utilized to finance the origination of loan receivables in Canada. Similar to our warehouse credit facilities, borrowings under these agreements are classified as funding debt on the interim condensed consolidated balance sheets, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by Canadian loan receivables pledged to the respective facility as collateral, mature between fiscal years 2026 and 2030, and bear interest based on benchmark rates plus a spread ranging from 1.25% to 4.50%.

As of March 31, 2024, the aggregate commitment amount of these facilities was $590.0 million on a revolving basis, of which $385.2 million was drawn, with $204.8 million remaining available. The unpaid principal balance of loans pledged to these facilities totaled $474.6 million and $412.8 million as of March 31, 2024 and June 30, 2023, respectively.

These agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth at the Affirm Canada subsidiary level or the Affirm Holdings level. As of March 31, 2024, we were in compliance with all applicable covenants in the agreements.

Sales and Repurchase Agreements

We entered into certain sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. The repurchase agreements each have an initial term of three months and subject to mutual agreement by Affirm and the counterparty, we may enter into one or more repurchase date extensions, each for an additional three-month term at market interest rates on such extension date. As of March 31, 2024, the obligation under the sales and repurchase agreements was fully paid down and no securities were pledged as collateral. As of June 30, 2023, we had $11.0 million in debt outstanding under our repurchase agreements classified within funding debt on the interim condensed consolidated balance sheets. The outstanding debt relates to $18.9 million in pledged securities disclosed within securities available for sale at fair value on the interim condensed consolidated balance sheets as of June 30, 2023.

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

On December 6, 2023, the Board of Directors authorized the repurchase of up to $800 million in aggregate principal amount of the 2026 Notes. This authorization succeeds the $800 million repurchase authorization approved by the Board of Directors on June 7, 2023. Note repurchases under the December 2023 authorization may be made from time to time through December 31, 2024 through open market purchases, privately negotiated purchases, purchase plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Rule 10b5-1”), or through a combination thereof. Repurchases are subject to available liquidity, general market and economic conditions, alternate uses for the capital, and other factors, and there is no minimum principal amount of 2026 Notes that the Company is obligated to repurchase.

As of March 31, 2024, we paid $25.5 million in cash for the repurchase of $31.1 million aggregate principal amount of our 2026 Notes under the December 2023 authorization. The carrying amount of the extinguished 2026 Notes was approximately $30.9 million resulting in a $5.4 million gain on early extinguishment of debt, which is reported as a component of other income, net within our interim consolidated statement of operations and comprehensive loss. The repurchased 2026 Notes were received and canceled.

The convertible senior notes outstanding as of March 31, 2024 consisted of the following (in thousands):

	Principal Amount	Unamortized Discount and Issuance Cost	Net Carrying Amount
Convertible senior notes	$1,394,775	$(8,884)	$1,385,891

The 2026 Notes do not bear interest. We recognized $0.9 million and $2.6 million during the three and nine months ended March 31, 2024, respectively, and $1.0 million and $3.1 million during the three and nine months ended March 31, 2023, respectively, of interest expense related to the amortization of debt discount and issuance costs in the interim condensed consolidated statement of operations and comprehensive loss within other income, net. As of March 31, 2024, the remaining life of the 2026 Notes is approximately 32 months.

Revolving Credit Facility

On February 4, 2022, we entered into a revolving credit agreement with a syndicate of commercial banks for a $165.0 million unsecured revolving credit facility. On May 16, 2022, we increased unsecured revolving commitments under the facility to $205.0 million. This facility bears interest at a rate equal to, at our option, either (a) a Secured Overnight Financing Rate (“SOFR”) rate determined by reference to the forward-looking term SOFR rate for the interest period, plus an applicable margin of 1.85% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the U.S. prime rate and (iii) the one-month forward-looking term SOFR rate plus 1.00% per annum, in each case, plus an applicable margin of 0.85% per annum. The revolving credit agreement has a final maturity date of February 4, 2025. The facility contains certain covenants and restrictions, including certain financial maintenance covenants, and requires payment of a monthly unused commitment fee of 0.20% per annum on the undrawn balance available. There are no borrowings outstanding under the facility as of March 31, 2024.

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

For each securitization, the residual trust certificates represent the right to receive excess cash on the loans each collection period after all fees and required distributions have been made to the note holders on the related payment date. As of March 31, 2024, for consolidated securitization VIEs, we retained 100% of the residual trust certificates issued by the securitization trust. In addition to the retained residual trust certificates, our continued involvement includes loan servicing responsibilities over the life of the underlying loans.

We defer and amortize debt issuance costs for consolidated securitization trusts on a straight-line basis over the expected life of the notes.

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs (in thousands):

	March 31, 2024
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$1,862,584	$1,627,800	$234,784
Securitizations	3,335,126	3,252,142	82,984
Total consolidated VIEs	$5,197,710	$4,879,942	$317,768

	June 30, 2023
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$1,930,641	$1,686,359	$244,282
Securitizations	2,272,991	2,169,835	103,156
Total consolidated VIEs	$4,203,632	$3,856,194	$347,438

Unconsolidated VIEs

Our transactions with unconsolidated VIEs include securitization trusts where we did not retain significant economic exposure through our variable interests and therefore we determined that we are not the primary beneficiary as of March 31, 2024.

The following information pertains to unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary (in thousands):

	March 31, 2024
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$455,657	$444,479	$11,178	$23,570
Total unconsolidated VIEs	$455,657	$444,479	$11,178	$23,570

	June 30, 2023
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$380,547	$367,788	$12,759	$19,149
Total unconsolidated VIEs	$380,547	$367,788	$12,759	$19,149

Maximum exposure to losses represents our exposure through our continuing involvement as servicer and through our retained interests. For unconsolidated VIEs, this includes $23.8 million in retained notes and residual trust certificates disclosed within securities available for sale at fair value in our interim condensed consolidated balance sheets and $0.2 million related to our net servicing liabilities disclosed within our interim condensed consolidated balance sheets as of March 31, 2024.

Additionally, we may experience a loss due to future repurchase obligations resulting from breaches in representations and warranties in our securitization and third-party sale agreements. This amount was not material as of March 31, 2024.

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

11.   Investments

Marketable Securities

Marketable securities include certain investments classified as cash and cash equivalents and securities available for sale, at fair value, and consist of the following as of each date presented within the interim condensed consolidated balance sheets (in thousands):

	March 31, 2024	June 30, 2023
Cash and cash equivalents:
Money market funds	$435,828	$97,129
Commercial paper	38,602	54,402
Agency bonds	—	60,865
Securities available for sale:
Certificates of deposit	30,216	97,224
Corporate bonds	250,829	256,772
Commercial paper	93,268	266,193
Agency bonds	22,984	84,276
Municipal bonds	3,929	—
Government bonds
Non-US	5,211	9,151
US	351,149	441,096
Securitization notes receivable and certificates (1)	23,816	18,913
Other	—	1,028
Total marketable securities:	$1,255,832	$1,387,049

(1)As of June 30, 2023, these securities had been pledged as collateral in connection with sale and repurchase agreements. As of March 31, 2024, the obligation under the sales and repurchase agreements was fully paid down. As such, no securities were pledged as collateral as discussed within Note 9. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of March 31, 2024 and June 30, 2023 were as follows (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$30,211	$7	$(2)	$—	$30,216
Corporate bonds	252,008	130	(1,309)	—	250,829
Commercial paper (1)	131,937	4	(71)	—	131,870
Agency bonds	23,094	3	(113)	—	22,984
Municipal bonds	3,906	23	—	—	3,929
Government bonds
Non-US	5,262	—	(51)	—	5,211
US	352,649	12	(1,512)	—	351,149
Securitization notes receivable and certificates (2)	24,208	297	(146)	(543)	23,816
Total securities available for sale	$823,275	$476	$(3,204)	$(543)	$820,004

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$97,399	$11	$(186)	$—	$97,224
Corporate bonds	260,627	55	(3,910)	—	256,772
Commercial paper (1)	320,882	34	(321)	—	320,595
Agency bonds (1)	145,312	62	(233)	—	145,141
Government bonds
Non-US	9,330	—	(179)	—	9,151
US	444,858	28	(3,790)	—	441,096
Securitization notes receivable and certificates (2)	19,841	—	(475)	(453)	18,913
Other	1,028	—	—	—	1,028
Total securities available for sale	$1,299,277	$190	$(9,094)	$(453)	$1,289,920

(1)Commercial paper and agency bonds include $38.6 million and $115.3 million as of March 31, 2024 and June 30, 2023, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)As of June 30, 2023, these securities had been pledged as collateral in connection with sale and repurchase agreements. As of March 31, 2024, the obligation under the sales and repurchase agreements was fully paid down. As such, no securities were pledged as collateral as discussed within Note 9. Debt.

As of March 31, 2024 and June 30, 2023, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of March 31, 2024 and June 30, 2023, are as follows (in thousands):

	March 31, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$9,305	$(2)	$—	$—	$9,305	$(2)
Corporate bonds	77,747	(201)	106,181	(1,108)	183,928	(1,309)
Commercial paper	111,089	(71)	—	—	111,089	(71)
Agency bonds	18,847	(113)	—	—	18,847	(113)
Government bonds
Non-US	3,090	(38)	2,121	(13)	5,211	(51)
US	267,043	(875)	44,239	(637)	311,282	(1,512)
Total securities available for sale (1)	$487,121	$(1,300)	$152,541	$(1,758)	$639,662	$(3,058)

	June 30, 2023
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$63,489	$(186)	$—	$—	$63,489	$(186)
Corporate bonds	92,171	(834)	131,762	(3,076)	223,933	(3,910)
Commercial paper	164,037	(321)	—	—	164,037	(321)
Agency bonds	44,214	(233)	—	—	44,214	(233)
Government bonds
Non-US	3,061	(58)	6,089	(121)	9,150	(179)
US	292,333	(2,395)	67,606	(1,395)	359,939	(3,790)
Total securities available for sale (1)	$659,305	$(4,027)	$205,457	$(4,592)	$864,762	$(8,619)

(1)The number of positions with unrealized losses for which an allowance for credit losses has not been recorded totaled 102 and 142 as of March 31, 2024 and June 30, 2023, respectively.

The length of time to contractual maturities of securities available for sale as of March 31, 2024 and June 30, 2023 were as follows (in thousands):

	March 31, 2024
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$30,211	$30,216	$—	$—	$30,211	$30,216
Corporate bonds	127,805	127,416	124,203	123,413	252,008	250,829
Commercial paper (1)	131,937	131,870	—	—	131,937	131,870
Agency bonds	9,796	9,791	13,298	13,193	23,094	22,984
Municipal bonds	—	—	3,906	3,929	3,906	3,929
Government bonds
Non-US	2,134	2,121	3,128	3,090	5,262	5,211
US	285,154	284,573	67,495	66,576	352,649	351,149
Securitization notes receivable and certificates (2)	—	—	24,208	23,816	24,208	23,816
Total securities available for sale	$587,037	$585,987	$236,238	$234,017	$823,275	$820,004

	June 30, 2023
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$97,399	$97,224	$—	$—	$97,399	$97,224
Corporate bonds	173,523	171,634	87,104	85,138	260,627	256,772
Commercial paper (1)	320,882	320,595	—	—	320,882	320,595
Agency bonds (1)	130,176	130,165	15,136	14,976	145,312	145,141
Government bonds
Non-US	4,063	3,996	5,267	5,155	9,330	9,151
US	308,179	306,656	136,679	134,440	444,858	441,096
Securitization notes receivable and certificates (2)	—	—	19,841	18,913	19,841	18,913
Other	—	—	1,028	1,028	1,028	1,028
Total securities available for sale	$1,034,222	$1,030,270	$265,055	$259,650	$1,299,277	$1,289,920

(1)Commercial paper and agency bonds include $38.6 million and $115.3 million as of March 31, 2024 and June 30, 2023, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)Based on weighted average life of expected cash flows as of March 31, 2024 and June 30, 2023.

Gross proceeds from matured or redeemed securities were $0.5 billion and $1.2 billion for the three and nine months ended March 31, 2024, respectively, and $0.7 billion and $2.9 billion for the three and nine months ended March 31, 2023, respectively.

For available for sale securities realized gains and losses from portfolio sales were not material for the three and nine months ended March 31, 2024 and 2023, respectively.

Non-marketable Equity Securities

Equity investments without a readily determinable fair value held at cost less impairment and observable price changes were $37.8 million and $43.2 million as of March 31, 2024 and June 30, 2023, respectively, and are included in other assets within the interim condensed consolidated balance sheets.

We did not record any impairment during the three months ended March 31, 2024 and recognized an impairment of $14.1 million for the nine months ended March 31, 2024 within other income, net in the interim consolidated statements of operations in connection with one of our non-marketable equity security investments. We determined an impairment indicator existed upon receiving a tender offer to repurchase all outstanding equity securities at a substantial discount relative to the cost basis of our investment. We determined the tender offer price was a reasonable estimate of fair value and therefore we recognized an impairment equal to the difference between our costs basis and the implied fair value based on the tender offer price. We did not record any impairment for the three and nine months ended March 31, 2023.

There have been no upward or downward adjustments due to observable changes in orderly transactions for the three and nine months ended March 31, 2024 and 2023.

Fixed Term Deposits

Fixed term deposits were $35.3 million as of March 31, 2024 and consist of interest bearing deposits held at financial institutions with an original maturities greater than three months but no more than twelve months. These deposits are carried at cost, which approximates fair value, and are included in other assets within the interim condensed consolidated balance sheets. We did not have any fixed term deposits as of June 30, 2023.

12.   Derivative Financial Instruments

The following table summarizes the total fair value, including interest accruals, and outstanding notional amounts of derivative instruments as of March 31, 2024 and June 30, 2023 (in thousands):

	March 31, 2024			June 30, 2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts - cash flow hedges	$100,000	$2	$—	$800,000	$751	$—
Derivatives not designated as hedges
Interest rate contracts	888,307	21,480	—	2,102,944	49,794	—
Total gross derivative assets/liabilities	$988,307	$21,482	$—	$2,902,944	$50,545	$—

The following table summarizes the impact of the cash flow hedges on Accumulated Other Comprehensive Income (“AOCI”) (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Balance at beginning of period	900	—	751	—
Changes in fair value	1,085	(303)	1,996	(303)
Amounts reclassified into earnings (1)	(335)	46	(1,097)	46
Balance at end of period (2)	$1,650	$(257)	$1,650	$(257)

(1)The amounts reclassified into earnings are presented in the interim consolidated statements of income within funding costs.
(2)Over the next 12 months, we expect to reclassify $1.0 million of net derivative gains included in AOCI into funding costs within our interim consolidated statements of operations and comprehensive loss.

The following table summarizes the impact of the derivative instruments on income and indicates where within the interim consolidated statements of operations and comprehensive loss such impact is reported (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Location of gains (losses) where the effects of derivatives are recorded
The effects of cash flow hedging
Funding costs	335	(46)	1,097	(46)
The effects of derivatives not designated in hedging relationships
Other income, net	4,671	(3,691)	2,942	33,819

13.   Fair Value of Financial Assets and Liabilities
Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and June 30, 2023 (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$435,828	$—	$—	$435,828
Commercial paper	—	38,602	—	38,602
Securities, available for sale:
Certificates of deposit	—	30,216	—	30,216
Corporate bonds	—	250,829	—	250,829
Commercial paper	—	93,268	—	93,268
Agency bonds	—	22,984	—	22,984
Municipal bonds	—	3,929	—	3,929
Government bonds:
Non-U.S.	—	5,211	—	5,211
U.S.	—	351,149	—	351,149
Securitization notes receivable and residual trust certificates	—	—	23,816	23,816
Servicing assets	—	—	220	220
Derivative instruments	—	21,482	—	21,482
Risk sharing asset	—	—	25,026	25,026
Total assets	$435,828	$817,670	$49,062	$1,302,560
Liabilities:
Servicing liabilities	$—	$—	$2,492	$2,492
Performance fee liability	—	—	1,516	1,516
Profit share liability	—	—	1,136	1,136
Risk sharing liability	—	—	607	607
Total liabilities	$—	$—	$5,751	$5,751

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$97,129	$—	$—	$97,129
Commercial paper	—	54,402	—	54,402
Agency bonds	—	60,865	—	60,865
Securities, available for sale:
Certificates of deposit	—	97,224	—	97,224
Corporate bonds	—	256,772	—	256,772
Commercial paper	—	266,193	—	266,193
Agency bonds	—	84,276	—	84,276
Government bonds:
Non-U.S.	—	9,151	—	9,151
U.S.	—	441,096	—	441,096
Securitization notes receivable and residual trust certificates	—	—	18,913	18,913
Other	—	—	1,028	1,028
Servicing assets	—	—	880	880
Derivative instruments	—	50,545	—	50,545
Total assets	$97,129	$1,320,524	$20,821	$1,438,474
Liabilities:
Servicing liabilities	$—	$—	$1,392	$1,392
Performance fee liability	—	—	1,581	1,581
Residual trust certificates, held by third-parties	—	—	125	125
Profit share liability	—	—	1,832	1,832
Total liabilities	$—	$—	$4,930	$4,930

As of March 31, 2024 and June 30, 2023, there were no transfers between levels.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Marketable Securities

As of March 31, 2024, we held marketable securities classified as cash and cash equivalents and available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Derivative Instruments

As of March 31, 2024 and June 30, 2023, we used a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risks associated with variable interest rates. These derivative instruments are classified as Level 2 within the fair value hierarchy, and the fair value is estimated by using third-party pricing models, which contain certain assumptions based on readily observable market-based inputs. We validate the valuation output on a monthly basis. Refer to Note 12. Derivative Financial Instruments in the notes to the interim condensed consolidated financial statements for further details on our derivative instruments.

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

Servicing Assets and Liabilities

We sold loans with an unpaid principal balance of $2.1 billion and $7.3 billion for the three and nine months ended March 31, 2024, respectively, and $1.7 billion and $5.8 billion for the three and nine months ended March 31, 2023, respectively, for which we retained servicing rights.

As of March 31, 2024 and June 30, 2023, we serviced loans which we sold with a remaining unpaid principal balance of $4.7 billion and $4.1 billion, respectively.

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

We earned $25.3 million and $67.9 million of servicing income for the three and nine months ended March 31, 2024, respectively, and $21.4 million and $64.3 million for the three and nine months ended March 31, 2023, respectively.

As of March 31, 2024 and June 30, 2023, the aggregate fair value of the servicing assets was measured at $0.2 million and $0.9 million, respectively, and presented within other assets on the interim condensed consolidated balance sheets. As of March 31, 2024 and June 30, 2023, the aggregate fair value of the servicing liabilities was measured at $2.5 million and $1.4 million, respectively, and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Fair value at beginning of period	$365	$1,093	$880	$1,192
Initial transfers of financial assets	—	—	—	433
Subsequent changes in fair value	(145)	(322)	(660)	(854)
Fair value at end of period	$220	$771	$220	$771

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Fair value at beginning of period	$2,531	$3,680	$1,392	$2,673
Initial transfers of financial liabilities	1,085	1,954	4,176	6,149
Subsequent changes in fair value	(1,124)	(1,960)	(3,076)	(5,148)
Fair value at end of period	$2,492	$3,674	$2,492	$3,674

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of March 31, 2024 and June 30, 2023:

		March 31, 2024
	Unobservable Input	Minimum	Maximum	Weighted Average (3)
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.92%	2.31%	0.92%
	Gross default rate (2)	2.32%	10.13%	3.81%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.92%	2.31%	2.30%
	Gross default rate (2)	12.22%	22.19%	15.17%

		June 30, 2023
	Unobservable Input	Minimum	Maximum	Weighted Average (3)
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.92%	2.31%	0.93%
	Gross default rate (2)	2.15%	11.20%	3.36%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.92%	2.31%	2.27%
	Gross default rate (2)	9.50%	21.54%	13.64%

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
(3)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	March 31, 2024	June 30, 2023
Servicing assets
Gross default rate assumption:
Gross default rate increase of 25%	$—	$—
Gross default rate increase of 50%	$—	$(1)
Adequate compensation assumption:
Adequate compensation increase of 10%	$(114)	$(382)
Adequate compensation increase of 20%	$(229)	$(764)
Discount rate assumption:
Discount rate increase of 25%	$(6)	$(29)
Discount rate increase of 50%	$(12)	$(55)
Servicing liabilities
Gross default rate assumption:
Gross default rate increase of 25%	$(19)	$(9)
Gross default rate increase of 50%	$(38)	$(19)
Adequate compensation assumption:
Adequate compensation increase of 10%	$3,998	$2,798
Adequate compensation increase of 20%	$7,996	$5,597
Discount rate assumption:
Discount rate increase of 25%	$(51)	$(19)
Discount rate increase of 50%	$(98)	$(38)

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

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Fair value at beginning of period	$1,594	$1,876	$1,581	$1,710
Purchases of loans	424	337	1,293	1,388
Settlements paid	(493)	(997)	(1,485)	(1,498)
Subsequent changes in fair value	(9)	481	127	97
Fair value at end of period	$1,516	$1,697	$1,516	$1,697

Significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability are the discount rate, refund rate, and default rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of March 31, 2024 and June 30, 2023:

	March 31, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	8.50%	10.00%	9.91%
Refund rate	1.50%	1.50%	1.50%
Default rate	1.47%	4.65%	2.92%

	June 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.79%	3.34%	2.86%

(1)Unobservable inputs were weighted by remaining principal balances

Residual Trust Certificates Held by Third-Parties in Consolidated VIEs

Residual trust certificates held by third-party investor(s) are measured at fair value, using a discounted cash flow model, and presented within accrued expenses and other liabilities on the interim condensed consolidated balance sheets. Any changes in the fair value of the liability are reflected in other income, net, on the interim condensed consolidated statements of operations and comprehensive loss. As of March 31, 2024, we no longer have any residual trust certificates held by third parties.

The following table summarizes the activity related to the fair value of the residual trust certificates held by third-parties (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Fair value at beginning of period	$—	$242	$125	$377
Repayments	—	(71)	(115)	(248)
Subsequent changes in fair value	—	7	(10)	49
Fair value at end of period	$—	$178	$—	$178

Retained Beneficial Interests in Unconsolidated VIEs

As of March 31, 2024, we held notes receivable and residual trust certificates with an aggregate fair value of $23.8 million in connection with unconsolidated securitizations. The balances correspond to the 5% economic risk retention we are required to maintain as the securitization sponsor.

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

The following table summarizes the activity related to the fair value of the notes and residual trust certificates (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Fair value at beginning of period	$32,411	$32,766	$18,913	$51,678
Additions	—	—	22,187	—
Cash received (due to payments or sales)	(9,697)	(8,012)	(19,052)	(26,847)
Change in unrealized gain (loss)	360	374	625	(136)
Accrued interest	622	249	1,233	997
Reversal of (impairment on) securities available for sale	120	(143)	(90)	(458)
Fair value at end of period	$23,816	$25,235	$23,816	$25,235

Significant unobservable inputs used for our Level 3 fair value measurement of the notes and residual trust certificates are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the notes receivable and residual trust certificates as of March 31, 2024 and June 30, 2023:

	March 31, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	5.97%	20.69%	8.43%
Loss rate	0.72%	10.78%	5.61%
Prepayment rate	8.10%	32.00%	27.96%

	June 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	5.72%	29.84%	7.30%
Loss rate	1.25%	14.96%	3.02%
Prepayment rate	5.90%	29.90%	18.10%

(1)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the notes receivable and residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

	March 31, 2024	June 30, 2023
Discount rate assumption:
Discount rate increase of 25%	$(269)	$(218)
Discount rate increase of 50%	$(526)	$(429)
Loss rate assumption:
Loss rate increase of 25%	$(584)	$(165)
Loss rate increase of 50%	$(785)	$(243)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$13	$(30)
Prepayment rate decrease of 50%	$27	$(59)

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

The following table summarizes the activity related to the fair value of the profit share liability (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
Fair value at beginning of period	$1,544	$3,697	$1,832	$1,987
Facilitation of loans	521	1,045	2,609	4,520
Actual performance	(2,634)	(3,890)	(2,128)	(6,154)
Subsequent changes in fair value	1,705	1,338	(1,177)	1,837
Fair value at end of period	$1,136	$2,190	$1,136	$2,190

Significant unobservable inputs used for our Level 3 fair value measurement of the profit share liability are the discount rate and estimated program profitability. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of March 31, 2024 and June 30, 2023:

	March 31, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	30.00%	30.00%	30.00%
Program profitability	0.02%	0.02%	0.62%

	June 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	30.00%	30.00%	30.00%
Program profitability	1.13%	1.13%	1.13%

(1)Unobservable inputs were weighted by relative fair value

Risk Sharing Arrangements

In connection with certain capital funding arrangements with third party loan buyers, we have entered into risk sharing agreements where we may be required to make a payment to the loan buyer or are entitled to receive a payment from the loan buyer, depending on the actual versus expected loan performance as contractually agreed to with the counterparty, and subject to a cap based on a percentage of the principal balance of loans sold. Loan performance is evaluated at a cohort level based on the month loans were sold. Through March 31, 2024 we have sold $3.1 billion unpaid principal balance of loans under these risk sharing arrangements, of which our maximum exposure to losses is $63.9 million. This amount includes our maximum potential loss with respect to risk sharing liabilities and the fair value of risk sharing assets of $25.0 million, as of March 31, 2024.

We account for these arrangements as derivatives measured at fair value with gains and losses recognized in Gain on sale of loans in our interim condensed consolidated statements of operations and comprehensive loss. For each counterparty, we have recognized a net asset or net liability based on the estimated fair value of future payments we expect to receive from or make to the counterparty. As of March 31, 2024, we held assets and liabilities related to these arrangements of $25.0 million and $0.6 million, respectively. As of June 30, 2023, we estimated that the fair value of risk sharing liabilities was $0 based on the limited time passed and available loan performance since entering into these agreements. We did not have any risk sharing arrangements where we had recognized an asset as of June 30, 2023.

As of March 31, 2024, we estimated the fair value of future settlements using a discounted cash flow model. Significant assumptions used in the valuation of our risk sharing assets and liabilities include the discount rate, loss rate and the prepayment rate.

The following table summarizes the activity related to the fair value of the risk sharing assets (in thousands):

	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2024
Fair value at beginning of period	$16,690	$—
Initial transfers of financial assets	6,317	20,880
Subsequent changes in fair value	2,019	4,146
Fair value at end of period	$25,026	$25,026

The following table summarizes the activity related to the fair value of the risk sharing liabilities (in thousands):

	Three Months Ended March 31, 2024	Nine Months Ended March 31, 2024
Fair value at beginning of period	$512	$—
Subsequent changes in fair value	95	607
Fair value at end of period	$607	$607

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the risk sharing arrangements as of March 31, 2024:

		March 31, 2024
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount rate	20.00%	20.00%	20.00%
	Loss rate	2.91%	4.46%	3.51%
	Prepayment rate	25.28%	32.85%	29.27%
Risk sharing liabilities	Discount rate	20.00%	20.00%	20.00%
	Loss rate	3.67%	5.31%	4.40%

(1)Unobservable inputs were weighted by principal balance of loans sold under each cohort

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the risk sharing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

March 31, 2024
Risk sharing assets
Prepayment rate assumption:
Prepayment rate increase of 25%	$380
Prepayment rate increase of 50%	$745
Loss rate assumption:
Loss rate increase of 25%	$(5,290)
Loss rate increase of 50%	$(10,503)
Discount rate assumption:
Discount rate increase of 25%	$(1,036)
Discount rate increase of 50%	$(1,985)
Risk sharing liabilities
Loss rate assumption:
Loss rate increase of 25%	$16,980
Loss rate increase of 50%	$32,886
Discount rate assumption:
Discount rate increase of 25%	$(18)
Discount rate increase of 50%	$(36)

Financial Assets and Liabilities Not Recorded at Fair Value

The following tables present the fair value hierarchy for financial assets and liabilities not recorded at fair value as of March 31, 2024 and June 30, 2023 (in thousands):

	March 31, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale (1)	$127	$—	$127	$—	$127
Loans held for investment, net	5,172,319	—	—	5,430,783	5,430,783
Other assets (1)	43,510	—	43,510	—	43,510
Total assets	$5,215,955	$—	$43,636	$5,430,783	$5,474,419
Liabilities:
Convertible senior notes, net (2)	$1,385,891	$—	$1,159,407	$—	$1,159,407
Notes issued by securitization trusts	3,240,871	—	—	3,251,699	3,251,699
Funding debt (3)	1,628,794	—	—	1,628,794	1,628,794
Total liabilities	$6,255,556	$—	$1,159,407	$4,880,493	$6,039,900

	June 30, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale (1)	$76	$—	$76	$—	$76
Loans held for investment, net	4,198,431	—	—	4,397,931	4,397,931
Other assets (1)	9,325	—	9,325	—	9,325
Total assets	$4,207,832	$—	$9,401	$4,397,931	$4,407,332
Liabilities:
Convertible senior notes, net (2)	$1,414,208	$—	$1,053,866	$—	$1,053,866
Notes issued by securitization trusts	2,165,577	—	—	1,748,772	1,748,772
Funding debt (3)	1,775,698	—	—	1,777,635	1,777,635
Total liabilities	$5,355,483	$—	$1,053,866	$3,526,407	$4,580,273

(1)Amortized cost approximates fair value for loans held for sale and other assets.
(2)The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.
(3)As of March 31, 2024 and June 30, 2023, debt issuance costs in the amount of $15.5 million and $10.9 million, respectively, was included within funding debt.

14.   Stockholders’ Equity

Common Stock

We had shares of common stock reserved for issuance as follows:

	March 31, 2024	June 30, 2023
Available outstanding under equity compensation plans	47,046,429	52,572,230
Available for future grant under equity compensation plans	46,340,448	37,245,232
Total	93,386,877	89,817,462

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

In November 2021, we granted warrants to purchase 22,000,000 shares of common stock in connection with our commercial agreements with Amazon. 7,000,000 of the warrant shares have an exercise price of $0.01 per share and a term of 3.5 years, while the remaining 15,000,000 warrant shares have an exercise price of $100 per share and a term of 7.5 years. We valued the warrants at the grant date using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero; years to maturity of 3.5 and 7.5 years, respectively; volatility of 45%; and a risk-free rate of 0.93% and 1.47%, respectively. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested at the grant date. Refer to Note 6. Balance Sheet Components for more information on the asset and related amortization during the period. The remaining grant-date fair value of the warrants will be recognized within our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions. During the three and nine months ended March 31, 2024, a total of $102.9 million and $334.4 million, respectively, was recognized within sales and marketing expense which included $6.9 million and $27.8 million, respectively, in amortization expense of the commercial agreement asset and $96.0 million and $306.6 million, respectively, in expense based upon the grant-date fair value of the warrant shares that vested. During the three and nine months ended March 31, 2023, a total of $104.1 million and $361.8 million, respectively, was recognized within sales and marketing expense which included $10.2 million and $31.1 million, respectively, in amortization expense of the commercial agreement asset and $93.9 million and $330.7 million, respectively, in expense based upon the grant-date fair value of the warrant shares that vested.

15.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and restricted stock units (“RSUs”) to employees, officers, directors, and consultants. As of March 31, 2024, the maximum number of shares of common stock which may be issued under the Plan is

161,051,508 Class A shares. As of March 31, 2024 and June 30, 2023, there were 46,340,448 and 37,245,232 shares of Class A common stock, respectively, available for future grants under the Plan.

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

The following table summarizes our stock option activity for the nine months ended March 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2023	18,505,138	$14.34	6.07
Granted	1,743,514	23.35
Exercised	(2,652,162)	8.43
Forfeited, expired or cancelled	(710,223)	27.60
Balance as of March 31, 2024	16,886,267	15.64	5.84
Vested and exercisable, March 31, 2024	13,232,885	$12.65	5.05	$344,173
Vested and exercisable, and expected to vest thereafter(1) March 31, 2024	16,651,803	$15.49	5.79	$388,823

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

The weighted-average grant date fair value of options granted during the nine months ended March 31, 2024 was $16.10. As of March 31, 2024, unrecognized compensation expense related to unvested stock options was approximately $41.7 million, which is expected to be recognized over a remaining weighted-average period of 2.6 years.

When an employee exercises stock options, we collect and remit taxes on the employee’s behalf to applicable taxing authorities. As of March 31, 2024 and June 30, 2023, the balance of equity exercise taxes payable was $10.9 million and $3.4 million, respectively, which is included in accounts payable on the interim condensed consolidated balance sheets.

Value Creation Award

In November 2020, the Company’s Board of Directors approved a long-term, multi-year performance-based stock option grant providing Mr. Levchin with the opportunity to earn the right to purchase up to 12,500,000 shares of the Company’s Class A common stock (the “Value Creation Award”). We recognize stock-based compensation on these awards based on the grant date fair value using an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. During the three and nine months ended March 31, 2024, we incurred stock-based compensation expense of $13.3 million and $52.4 million, respectively, associated with the Value Creation Award as a component of general and administrative expense within the interim condensed consolidated statements of operations and comprehensive loss. During the three and nine months ended March 31, 2023, we incurred stock-based compensation expense of $20.3 million and $75.2 million, respectively.

As of March 31, 2024, unrecognized compensation expense related to the Value Creation Award was approximately $60.5 million, which is expected to be recognized over a remaining weighted-average period of 1.8 years.

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

The following table summarizes our RSU activity during the nine months ended March 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2023	21,653,196	$26.99
Granted	11,700,953	25.46
Vested	(13,596,243)	26.61
Forfeited, expired or cancelled	(2,097,744)	27.35
Non-vested at March 31, 2024	17,660,162	$26.23

As of March 31, 2024, unrecognized compensation expense related to unvested RSUs was approximately $413.2 million, which is expected to be recognized over a remaining weighted-average period of 1.9 years.

2020 Employee Stock Purchase Plan

On November 18, 2020, our Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum effort towards the success of the Company and that of its affiliates. A total of 13.5 million shares of Class A common stock are reserved and available for issuance under the ESPP and 1.4 million shares have been issued as of March 31, 2024. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year. At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP at the first day of the offering period, which represents the grant date. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
General and administrative	$51,947	$54,789	$184,070	$188,788
Technology and data analytics	21,105	45,040	78,808	137,002
Sales and marketing	3,858	5,840	13,628	19,517
Processing and servicing	165	1,120	3,092	3,065
Total stock-based compensation in operating expenses	77,075	106,789	279,598	348,372
Capitalized into property, equipment and software, net	30,981	19,113	99,441	62,760
Total stock-based compensation	$108,056	$125,902	$379,039	$411,132

16.   Restructuring and other

During the three and nine months ended March 31, 2024, we incurred exit and disposal costs in connection with certain actions we have taken to manage our operating expenses in response to the current macroeconomic conditions and ongoing business prioritization efforts.
In February 2023, we committed to a restructuring plan (the “February 2023 Plan”) that included reducing our workforce and vacating a portion of our San Francisco office. As of March 31, 2024, the February 2023 Plan is completed and we do not expect future costs or payments related to the plan.
Exit and disposal costs were $5.2 million and $6.9 million for the three and nine months ended March 31, 2024, respectively. Exit and disposal costs were $34.9 million for both the three and nine months ended March 31, 2023, primarily relating to the February 2023 Plan.
Our restructuring and other exit and disposal cost accrual activity for the nine months ended March 31, 2024 is summarized as follows (in thousands):

	February 2023 Plan	Other Exit and Disposal Activities (1)
Accrued restructuring and other costs, June 30, 2023	$308	$2,116
Additions	210	6,829
Cash paid	(378)	(8,314)
Adjustments	(140)	—
Accrued restructuring and other costs, March 31, 2024	$—	$631

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

For the three and nine months ended March 31, 2024, we recorded income tax expense (benefit) of $0.9 million and $1.2 million, respectively, which was primarily attributable to deferred taxes recognized by certain foreign subsidiaries, various U.S state and other foreign income taxes, and the tax amortization of certain intangibles. For the three and nine months ended March 31, 2023, we recorded income tax expense (benefit) of $(0.8) million and $(2.6) million, respectively, which was primarily attributable to the effects of foreign income taxes on our Canadian subsidiary and partially offset by various U.S state and other foreign income taxes, as well as the tax amortization of certain intangibles.

As of March 31, 2024, we continue to recognize a full valuation allowance against our U.S. federal and state and certain foreign net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by us for the prior three fiscal years. The presence of a three-year cumulative loss limits the ability to consider other subjective evidence, such as our expectations of future taxable income and projections for growth.

18.   Net Loss per Share Attributable to Common Stockholders

The following table presents basic and diluted net loss per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Three Months Ended March 31,		Nine months ended March 31,
	2024		2024
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(114,116)	$(19,820)	$(388,902)	$(83,719)
Net loss attributable to common stockholders - basic and diluted	$(114,116)	$(19,820)	$(388,902)	$(83,719)
Denominator:
Weighted average shares of common stock - basic	266,363,196	46,263,532	253,437,891	54,557,998
Weighted average shares of common stock - diluted	266,363,196	46,263,532	253,437,891	54,557,998
Net loss per share:
Basic	$(0.43)	$(0.43)	$(1.53)	$(1.53)
Diluted	$(0.43)	$(0.43)	$(1.53)	$(1.53)

	Three Months Ended March 31,		Nine months ended March 31,
	2023		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(164,093)	$(41,584)	$(620,015)	$(159,368)
Net loss attributable to common stockholders - basic and diluted	$(164,093)	$(41,584)	$(620,015)	$(159,368)
Denominator:
Weighted average shares of common stock - basic	237,116,053	60,088,662	233,815,676	60,099,592
Weighted average shares of common stock - diluted	237,116,053	60,088,662	233,815,676	60,099,592
Net loss per share:
Basic	$(0.69)	$(0.69)	$(2.65)	$(2.65)
Diluted	$(0.69)	$(0.69)	$(2.65)	$(2.65)

The following common stock equivalents, presented based on amounts outstanding, were excluded from the calculation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of March 31,
	2024	2023
Restricted stock units	17,660,162	22,335,174
Stock options, including early exercise of options	16,886,267	19,581,724
Common stock warrants	5,760,721	6,036,813
Employee stock purchase plan shares	214,364	640,075
Total	40,521,514	48,593,786

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Total revenue, net	$576,157	$380,978	$195,179	51%	$1,663,814	$1,142,160	$521,654	46%
Total operating expenses	736,946	691,013	45,933	7%	2,206,201	2,099,194	107,007	5%
Operating loss	$(160,789)	$(310,035)	$149,246	(48)%	$(542,387)	$(957,034)	$414,647	(43)%
Other income, net	27,743	103,522	(75,779)	(73)%	70,999	175,067	(104,068)	(59)%
Loss before income taxes	$(133,046)	$(206,513)	$73,467	(36)%	$(471,388)	$(781,967)	$310,579	(40)%
Income tax (benefit) expense	890	(836)	1,726	(206)%	1,233	(2,584)	3,817	(148)%
Net loss	$(133,936)	$(205,677)	$71,741	(35)%	$(472,621)	$(779,383)	$306,762	(39)%
Our Financial Model

Our Revenue Model
From merchants, we earn a fee when we help them convert a sale and facilitate a transaction. We have two loan product offerings: Pay-in-4 and Core loans. Pay-in-4 is a short-term payment plan with four biweekly 0% APR installments, while Core loans include all monthly interest-bearing installment loans and 0% APR installment loans. While merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering, we generally earn larger merchant fees on our 0% APR financing products. For the three and nine months ended March 31, 2024, Pay-in-4 represented 14% and 15%, respectively, of total GMV facilitated through our platform while 0% APR Core loans represented 13% and 11%, respectively. For the three and nine months ended March 31, 2023, Pay-in-4 represented 16% and 19% of total GMV facilitated through our platform, respectively, while 0% APR Core loans represented 15% and 14%, respectively.
From consumers, we earn interest income on the simple interest loans that we originate or purchase from our originating bank partners. Interest rates charged to our consumers vary depending on the transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. Because our consumers are never charged deferred or compounding interest, late fees, or penalties on the loans, we are not incentivized to profit from our consumers’ hardships. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from one of our originating bank partners or the origination of a loan. For both the three and nine months ended March 31, 2024, interest bearing loans represented 72% of total GMV facilitated through our platform. For the three and nine months ended March 31, 2023, interest bearing loans represented 69% and 67% of total GMV facilitated through our platform, respectively.
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

We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada and across several states in the U.S. through our consolidated subsidiaries. For the three and nine months ended March 31, 2024, we directly originated approximately $1.1 billion, or 17%, and $3.3 billion, or 17%, respectively, of loans compared to approximately $0.9 billion, or 19%, and $2.8 billion, or 19%, of loans for the three and nine months ended March 31, 2023, respectively.
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
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. While we have continued to improve our equity capital efficiency, the percentage of our equity capital as a percentage of our total platform portfolio slightly increased from approximately 5% as of June 30, 2023, to approximately 6% as of March 31, 2024. The increase of less than half a percent was due to an increase in loans retained on our balance sheet, which may be funded through on-balance sheet securitizations and warehouse credit facilities. This funding mix reflects our ongoing strategy to optimize the balance between income and profitability, loan growth volume and cost of funds. The mix of on-balance sheet and off-balance sheet funding is a function of how we choose to allocate loan volume, which is determined by the economic arrangements and supply of capital available to us, both of which may also impact our results in any given period.
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
Macroeconomic Environment
We regularly monitor the direct and indirect impacts of the current macroeconomic conditions on our business, financial condition, and results of operations. Starting in fiscal 2023, the macroeconomic environment began to present a number of challenges to our business. In response to continued inflationary pressure, the U.S. Federal Reserve rapidly raised the federal funds interest rate from March 2022 through July 2023, and there is no certainty as to whether and to what extent the federal funds interest rate will remain at current levels, increase or decrease in future periods. Simultaneously, economic uncertainty and the prospect of economic recession has impacted consumer spending. These challenges have affected, and may continue to affect, our business and results of operations in the following ways:

•Deceleration in consumer demand: Since fiscal 2023, we continue to experience a deceleration in consumer demand for discretionary items, which has adversely impacted GMV growth. Continued economic uncertainty, inflationary pressures, and a higher interest rate environment may further negatively impact consumer demand in future periods.

•Increased borrowing costs: Due to the elevated interest rate environment, our costs of borrowing have increased, resulting in higher transaction costs. Should the interest rate environment remain elevated, we may continue to experience higher transaction costs.

•Volatile capital markets: During fiscal 2024, capital markets have shown improvement against recent periods, which has been evidenced by substantial additions across our funding channels due to our strong loan performance. However, despite these improvements, uncertainties remain in the macroeconomic environment, especially with regard to persistent inflation and the potential for increased unemployment rates. To address these uncertainties, we leverage our diverse funding channels and counterparties, which contribute to our resilience across various macroeconomic conditions and economic cycles.

Consumer Credit Optimization and Loan Performance

We continue to optimize our underwriting and take other actions to manage consumer loan repayment, increase collections and minimize losses. For example, we offer loan modifications to borrowers experiencing financial difficulty to provide greater flexibility for consumers to repay their obligations, through payment deferrals or loan re-amortizations. These loan modification programs also impact our delinquency rates, and such impact can vary over time. As disclosed in Note 4 - “Loans Held for Investment and Allowance for Credit Losses”, during the three months ended March 31, 2024, we expanded the eligibility of our loan modification programs, which resulted in a modest benefit to delinquency rates for loans held for investment as of March 31, 2024. As we continue to evaluate the effectiveness of these programs, we may modify, expand, or contract the usage of these programs, which may impact our delinquency rates in future periods.

As of March 31, 2024, taking into account the loan modifications discussed above, our 30-day delinquency rates for monthly installment loans were comparable to our delinquency rates as of March 31, 2023. However, our allowance rates for loan losses as of March 31, 2024 increased over our allowance rates as of March 31, 2023 due primarily to adjustments in our credit criteria in light of increasing interest income generated by our loans. In future fiscal quarters, on a comparative basis, delinquency rates may vary with seasonal trends as well as due to other actions, including underwriting and profitability optimizations and the level of loan modifications implemented in the current or preceding fiscal quarters.

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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2024	2023	% Change	2024	2023	% Change
	(in billions)
Gross merchandise volume (GMV)	$6.3	$4.6	36%	$19.4	$14.7	32%
GMV
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the three and nine months ended March 31, 2024, GMV was $6.3 billion and $19.4 billion, respectively, which represented an increase of approximately 36% and 32%, respectively, as compared to the same periods in 2023. Overall, the increase in GMV was primarily driven by the expansion of our active merchant base and increases in active consumers and average transactions per consumer. The increase in GMV for the three and nine months ended March 31, 2024 also reflected increased consumer demand at our largest merchant partners by GMV and increased consumer demand in our travel and ticketing and general merchandise categories.
For the three and nine months ended March 31, 2024, our top five merchants and platform partners represented approximately 42% and 45%, respectively, of total GMV, as compared to 40% and 42%, respectively, for the three and nine months ended March 31, 2023. GMV attributable to Amazon during the three and nine months ended March 31, 2024 represented 20% of total GMV. GMV attributable to Amazon during the three months ended March 31, 2023 represented less than 30% of total GMV.

	March 31, 2024	March 31, 2023	% Change
	(in thousands, except per consumer data)
Active consumers	18,134	16,006	13%
Transactions per active consumer	4.6	3.6	27%
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who engages in at least one transaction on our platform during the 12 months prior to the measurement date.
As of March 31, 2024, we had approximately 18.1 million active consumers, which represented an increase of 13% compared to approximately 16.0 million active consumers as of March 31, 2023. The increase was primarily due to a high retention rate of existing consumers and the acquisition of new consumers through an expanding active merchant base, Affirm Card (our direct to consumer product) and platform partnerships.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date.
As of March 31, 2024, we had approximately 4.6 transactions per active consumer, an increase of 27% compared to March 31, 2023. This was primarily due to platform growth and a higher frequency of repeat users driven by consumer engagement.

Results of Operations

The following tables set forth selected interim condensed consolidated statements of operations and comprehensive loss data for each of the periods presented:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Revenue
Merchant network revenue	$159,292	$119,013	$40,279	34%	$493,599	$366,181	$127,418	35%
Card network revenue	35,676	29,469	6,207	21%	108,421	85,294	23,127	27%
Total network revenue	194,968	148,482	46,486	31%	602,020	451,475	150,545	33%
Interest income (1)	315,712	178,270	137,442	77%	866,737	470,393	396,344	84%
Gain on sales of loans (1)	40,183	32,813	7,370	22%	127,170	156,015	(28,845)	(18)%
Servicing income	25,294	21,413	3,881	18%	67,887	64,277	3,610	6%
Total revenue, net	576,157	380,978	195,179	51%	1,663,814	1,142,160	521,654	46%
Operating expenses (2)
Loss on loan purchase commitment	44,143	31,224	12,919	41%	132,639	105,256	27,383	26%
Provision for credit losses	122,443	66,438	56,005	84%	343,019	237,377	105,642	45%
Funding costs	90,449	51,188	39,261	77%	248,997	120,005	128,992	107%
Processing and servicing	88,209	65,229	22,980	35%	254,083	186,096	67,987	37%
Technology and data analytics	124,828	161,792	(36,964)	(23)%	377,626	463,500	(85,874)	(19)%
Sales and marketing	132,950	140,942	(7,992)	(6)%	441,081	493,149	(52,068)	(11)%
General and administrative	128,721	139,266	(10,545)	(8)%	401,832	458,877	(57,045)	(12)%
Restructuring and other	5,203	34,934	(29,731)	(85)%	6,924	34,934	(28,010)	(80)%
Total operating expenses	736,946	691,013	45,933	7%	2,206,201	2,099,194	107,007	5%
Operating loss	$(160,789)	$(310,035)	$149,246	(48)%	$(542,387)	$(957,034)	$414,647	(43)%
Other income, net	27,743	103,522	(75,779)	(73)%	70,999	175,067	(104,068)	(59)%
Loss before income taxes	$(133,046)	$(206,513)	$73,467	(36)%	$(471,388)	$(781,967)	$310,579	(40)%
Income tax (benefit) expense	890	(836)	1,726	(206)%	1,233	(2,584)	3,817	(148)%
Net loss	$(133,936)	$(205,677)	$71,741	(35)%	$(472,621)	$(779,383)	$306,762	(39)%

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in thousands)
Balance at the beginning of the period	$100,900	$77,830	$96,576	$42,780
Additions from loans purchased or originated, net of refunds	69,545	58,909	200,641	201,953
Amortization of discount	(53,960)	(39,130)	(150,102)	(116,937)
Unamortized discount released on loans sold	(12,493)	(8,203)	(43,003)	(37,156)
Impact of foreign currency translation	(779)	(17)	(899)	(1,251)
Balance at the end of the period	$103,213	$89,389	$103,213	$89,389

(2) Amounts include stock-based compensation as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024	2023	2024	2023
	(in thousands)
General and administrative	$51,947	$54,789	$184,070	$188,788
Technology and data analytics	21,105	45,040	78,808	137,002
Sales and marketing	3,858	5,840	13,628	19,517
Processing and servicing	165	1,120	3,092	3,065
Total stock-based compensation in operating expenses	77,075	106,789	279,598	348,372
Capitalized into property, equipment and software, net	30,981	19,113	99,441	62,760
Total stock-based compensation	$108,056	$125,902	$379,039	$411,132
Comparison of the Three and Nine Months Ended March 31, 2024 and 2023

Merchant network revenue
Merchant network revenue is impacted by both GMV and the mix of loans originated on our platform as merchant fees vary based on loan characteristics. In particular, merchant network revenue as a percentage of GMV typically increases with longer-term, non interest-bearing loans with higher AOVs, and decreases with shorter-term, interest-bearing loans with lower AOVs.
Merchant network revenue increased by $40.3 million, or 34%, and $127.4 million, or 35%, for the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023. The increase is primarily attributed to an increase of $1.7 billion and $4.7 billion in GMV for the three and nine months ended March 31, 2024, compared to the same period in 2023. The increase in GMV is a result of continued growth of our active merchant base and consumers, reaching approximately 292 thousand and 18.1 million, respectively, as of March 31, 2024, up from approximately 246 thousand and 16.0 million, respectively, as of March 31, 2023. Additionally, the average transactions per consumer increased from 3.6 as of March 31, 2023 to 4.6 as of March 31, 2024. The increase in consumers and average transactions per consumer is partially offset by a decrease in AOVs. For the three and nine months ended March 31, 2024, AOV was $293 and $292, respectively, down from $323 and $319, respectively, for the same period in fiscal 2023. The decrease in AOV is due to the diversification of our merchant base and our initiative to drive repeat usage of our platform beyond one-time high AOV purchases.
Card network revenue
Card network revenue increased by $6.2 million, or 21%, and $23.1 million, or 27%, for the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023. Card network revenue growth is correlated with the growth of GMV processed by our issuer processors. As such, the increase is primarily driven by

$2.0 billion and $5.9 billion of GMV processed through our issuer processors, an increase of 41% and 43% for the three and nine months ended March 31, 2024, respectively, as compared to the same period in 2023. This was driven by increased card activity through Affirm Card and our single use virtual debit cards, as well as growth in existing and new merchants utilizing our agreement with card-issuing partners as a means of integrating Affirm services, which grew from approximately 1,200 merchants as of March 31, 2023 to 1,700 merchants as of March 31, 2024. Card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
Interest income
Interest income increased by $137.4 million, or 77%, and $396.3 million, or 84%, for the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023. Generally, interest income is correlated with the changes in the average balance of loans held for investment, which increased by 44% to $5.4 billion and 56% to $4.9 billion for the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023. The increase in loans held for investment on our interim consolidated balance sheet is in response to the current market environment and our ability to allocate loans to warehouse credit facilities and on balance sheet asset-backed securities transactions with better economic terms to optimize cost of funds. As a result of the increase in loans held for investment on our interim condensed consolidated balance sheet, interest income from interest-bearing loans increased from $147.8 million and $379.8 million for the three and nine months ended March 31, 2023, respectively, to $273.6 million and $748.0 million for three and nine months ended March 31, 2024, respectively. This increase was partially due to an increase in volume of interest bearing loans which increased to 72% of total GMV for both the three and nine months ended March 31, 2024, compared to 69% and 67%, respectively, of total GMV in the same period in 2023, in addition to recent pricing initiatives, including the increase of the maximum APR and merchant-subsidized low APR loans replacing previously non-interest bearing loans.
Gain on sales of loans
Gain on sales of loans increased by $7.4 million, or 22%, for the three months ended March 31, 2024 compared to the same period in 2023. The increase was primarily driven by an increase in loan sales volume to third-party loan buyers and the initial recognition, at fair value of risk sharing assets incurred upon loan sale, and was partially offset by the impact of higher benchmark rates on pricing mechanics. We sold loans with an unpaid principal balance of $2.1 billion for the three months ended March 31, 2024 compared to $1.7 billion for the same period in 2023.
Gain on sales of loans decreased by $28.8 million, or 18%, for the nine months ended March 31, 2024 compared to the same period in 2023. The decrease was driven by higher benchmark interest rates, which impacted pricing terms on loan sales during the period. The decrease was partially offset by an increase in loan sale volume to third-party loan buyers, and the initial recognition, at fair value of risk sharing assets incurred upon loan sale. We sold loans with an unpaid principal balance of $7.3 billion for the nine months ended March 31, 2024 compared to $5.8 billion for the same period in 2023.
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
Servicing income increased by $3.9 million, or 18%, and $3.6 million, or 6%, for the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023. The increase was primarily due to an increase in net servicing fee revenue which is calculated as a percentage of the unpaid principal balance of loans owned by third-party loan owners. The average unpaid principal balance of loans owned by third-party loan owners increased from $4.5 billion and $4.6 billion during the three and nine months ended March 31, 2023, respectively, to $5.1 billion and $4.7 billion, respectively, during the same period in 2024, an increase of 13% and 3%, respectively. The increase was partially offset by fair value adjustments related to servicing assets and liabilities, resulting in a $0.7 million and $1.9 million lower gain during the three and nine months ended March 31, 2024, compared to the same period in 2023.
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
Loss on loan purchase commitment increased by $12.9 million, or 41%, and $27.4 million, or 26%, for the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023. This increase was primarily due to an increase in total loans purchased. During the three and nine months ended March 31, 2024, we purchased $5.1 billion and $15.6 billion, respectively, of loans from our originating bank partners, compared to $3.7 billion and $11.7 billion, respectively, in the same period in 2023, representing an increase of 37% and 34%, respectively.
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
Provision for credit losses increased by $56.0 million, or 85%, and $105.6 million, or 45%, for the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023, driven by growth in the volume of loans held for investment. Loans held for investment as of March 31, 2024 was $5.5 billion, an increase of $1.7 billion, or 45%, as compared to the same period in 2023. The allowance for credit losses as a percentage of loans held for investment was 5.3% as of March 31, 2024, 5.0% as of December 31, 2023, and 4.7% as of March 31, 2023. The increase in the allowance rate from March 31, 2023 is primarily driven by adjustments in our credit criteria in light of increasing interest income generated by our loans and changes in the loan mix, including holding a higher percentage of seasoned and longer term loans on our balance sheet as of March 31, 2024.
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
Funding costs increased by $39.3 million, or 77%, and $129.0 million, or 107%, for the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023. The increase was primarily due to higher benchmark interest rates and an increase of funding debt and notes issued by securitization trusts during the three and nine months ended March 31, 2024. The average total of funding debt from warehouses and securitizations for the three and nine months ended March 31, 2024 was $4.8 billion and $4.4 billion, respectively, compared to $3.2 billion and $2.8 billion during the same period in 2023, an increase of $1.5 billion, or 46%, and $1.6 billion, or 55%, respectively. The increase was also attributable to a larger volume of on-balance sheet loans being retained during the period. The average on-balance sheet loan balance was $5.4 billion and $4.9 billion for the three and nine months ended March 31, 2024, respectively, an increase of 44% and 56% compared to $3.7 billion and $3.2 billion during the same periods in 2023, respectively.
Processing and servicing

Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense, salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead.
Processing and servicing expense increased by $23.0 million, or 35%, and $68.0 million, or 37%, for the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023. This increase was driven primarily by an increase in payment processing fees of $16.7 million, or 47%, and $41.4 million, or 42%, for the three and nine months ended March 31, 2024, respectively, related to increased payment volume. Additionally, during the three and nine months ended March 31, 2024, our platform fees increased by $9.7 million, or 107%, and $30.1 million, or 111%, respectively, due to an increase in volume with a large enterprise partner. The increase was partially offset by a $2.9 million, or 50%, and $4.0 million, or 23%, decrease in personnel-related costs, for the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023 as a result of our reduction in force and cost management plans.
Technology and data analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering, product, and credit and analytics employees, as well as the amortization of internally-developed software and technology intangible assets, and our infrastructure and hosting costs.
Technology and data analytics expense decreased by $37.0 million, or 23%, and $85.9 million, or 19%, for the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023. The decrease is primarily driven by a decrease of $40.4 million, or 44%, and $102.4 million, or 38%, in stock-based compensation and payroll and personnel-related costs for the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023, due to higher capitalized compensation costs related to internally-developed software and a reduction in headcount. Additionally, data infrastructure and hosting costs decreased by $6.0 million, or 23%, and $25.7 million, or 28%, for the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023, due to cost optimization initiatives as a result of improved contractual terms with several key vendors. The decrease is partially offset by amortization of internally-developed software which increased by $7.0 million, or 19%, and $36.0 million, or 48%, for the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023, as a result of an increase in the number of capitalized projects. Capitalized projects grew by 86% from approximately 470 projects as of March 31, 2023 to 880 projects as of March 31, 2024.

Sales and marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, as well as costs of general marketing and promotional activities, promotional event programs, sponsorships, and allocated overhead.
Sales and marketing expense decreased by $8.0 million, or 6%, and $52.1 million, or 11% during the three and nine months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily driven by a decrease of $4.4 million, or 28%, and $22.2 million, or 39%, in payroll and personnel-related costs during the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023, as a result of our reduction in force and cost management plans. Amazon warrant expense decreased by $1.2 million, or 1%, and $27.4 million, or 8%, during the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023. The decrease is primarily due to the renewal of the commercial partnership agreement in February 2024, which extended the amortization of the commercial agreement asset, as well as a decrease in the number of new users to the Amazon program in the current period, which is the basis for a portion of the warrant expense. Additionally, amortization of intangible assets decreased by $5.2 million, or 90%, and $1.0 million, or 10%, respectively, for the three and nine months ended March 31, 2024, compared to the same period in 2023, as a result of one-time acceleration of amortization of Returnly’s intangibles assets related to the wind down of our returns management platform during the three months ended March 31, 2023.
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
General and administrative expense decreased by $10.5 million, or 8%, and $57.0 million, or 12%, during the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023. The decrease was primarily due to a $5.6 million, or 5%, and $20.7 million, or 6%, decrease in payroll and personnel-related costs during the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023, as a result of our reduction in force and cost management plans. Additionally insurance expense decreased by $2.0 million, or 40%, and $6.4 million, or 41%, driven by a rate reduction during policy contract renewals for the three and nine months ended March 31, 2024, respectively, compared to the same period in 2023. Software subscription and license costs decreased by $1.9 million, or 20%, and $4.0 million, or 14%, during the three and nine months ended March 31, 2024, respectively, and development service costs decreased by $3.9 million, or 50%, during the nine months ended March 31, 2024 compared to the same period in 2023, primarily as a result of efficiency improvements, contract renegotiations, and discontinuance of some software and subscriptions.
Restructuring and other
Restructuring and other for the three and nine months ended March 31, 2024 decreased by $29.7 million and $28.0 million, respectively, compared to the same period in 2023. The restructuring and other expenses during the three and nine months ended March 31, 2024 included employee severance and related costs as a result of certain exit and disposal activities. The restructuring and other expenses during the three and nine months ended March 31, 2023 primarily related to the February 2023 Plan, which is complete. We do not expect future costs or payments related to the plan.
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

Other income, net, decreased by $75.8 million, or 73%, and $104.1 million, or 59%, during the three and nine months ended March 31, 2024 compared to the same period in 2023. The decrease was primarily driven by a decrease in our convertible note repurchases. We repurchased convertible notes with a principal balance of $30.9 million and $299.1 million as of March 31, 2024 and 2023, respectively, resulting in a gain on the early extinguishment of our convertible debt of $5.4 million and $89.8 million, respectively, a reduction of $84.4 million year-over-year. Additionally, derivative instruments not designated in a hedge accounting relationship generated gains of $4.7 million and $2.9 million for the three and nine months ended March 31, 2024, compared to losses of $3.7 million and gains of $33.8 million for the same period in 2023. The decrease was partially offset by other income of $10.5 million during the nine months ended March 31, 2024, primarily related to the wind-down of the Returnly business and our partnership with a third-party return provider.
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
Our principal sources of liquidity are cash and cash equivalents, available for sale securities, available capacity from warehouse and revolving credit facilities, revolving securitizations, forward flow loan sale arrangements, and certain cash flows from our operations. As of March 31, 2024, we had $2.1 billion in cash and cash equivalents and available for sale securities, $4.0 billion in available funding debt capacity, excluding our purchase commitments from third party loan buyers, and $205.0 million in borrowing capacity available under our revolving credit facility. We believe our principal sources of liquidity are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months.
The following table summarizes our cash, cash equivalents and investments in debt securities (in thousands):

	March 31, 2024	June 30, 2023
Cash and cash equivalents (1)	$1,272,760	$892,027
Investments in short-term debt securities (2)	547,385	915,003
Investments in long-term debt securities (2)	234,017	259,650
Cash, cash equivalent and investments in debt securities	$2,054,162	$2,066,680

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

Funding Debt
Funding debt as of March 31, 2024 primarily includes our warehouse credit facilities. A detailed description of each of our borrowing arrangements is included in Note 9. Debt in the notes to the interim condensed consolidated financial statements. The following table summarizes our funding debt facilities as of March 31, 2024.

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2024	$200,000	$—
2025	1,000,000	297,777
2026	3,070,362	1,003,628
2027	—	—
2028	12,038	12,038
Thereafter	1,382,573	315,351
Total	$5,664,973	$1,628,794
U.S.
Our warehouse credit facilities allow us to borrow up to an aggregate of $5.1 billion, mature between 2025 and 2031 and subject to covenant compliance, generally permit borrowings up to 12 months prior to the final maturity date. As of March 31, 2024, we have drawn an aggregate of $1.2 billion on our warehouse credit facilities. As of March 31, 2024, we were in compliance with all applicable covenants in the agreements.
International
We use various credit facilities to finance the origination of loan receivables in Canada. Similar to our U.S. warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by Canadian loan receivables pledged to the respective facility as collateral, mature between 2026 and 2030. As of March 31, 2024, the aggregate commitment amount of these facilities was $590.0 million on a revolving basis, of which $385.2 million was drawn.
Sale and Repurchase Agreements
We entered into various sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. These agreements have an initial term of three months and subject to mutual agreement by Affirm and the counterparty, we may enter into one or more repurchase date extensions, each for an additional three month term at market interest rates on such extension date. As of March 31, 2024, the obligation under the sales and repurchase agreements was fully paid down and no securities were pledged as collateral. We had $11.0 million in debt outstanding under our sale and repurchase agreements disclosed within funding debt on the interim consolidated balance sheets as of June 30, 2023.
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

Revolving Credit Facility
In February 2022, we entered into a revolving credit agreement for a $165.0 million unsecured revolving credit facility, maturing on February 4, 2025, which was subsequently amended to increase the unsecured revolving commitments to $205.0 million. As of March 31, 2024, there were no borrowings outstanding under the facility. The facility contains certain covenants and restrictions, including certain financial maintenance covenants. As of March 31, 2024, we were in compliance with all applicable covenants in the agreements. Refer to Note 9. Debt in the notes to the interim condensed consolidated financial statements for further details on our revolving credit facility.
Forward Flow Loan Sale Arrangements
We have forward flow loan sale arrangements that facilitate the sale of whole loans across a diverse third party investor base. Forward flow arrangements are generally fixed term in nature, with term lengths ranging between one to three years, during which we periodically sell loans to each counterparty based on the terms of our negotiated agreement.
Cash Flow Analysis

The following table provides a summary of cash flow data during the periods indicated:

	Nine Months Ended March 31,
	2024	2023
	(in thousands)
Net cash provided by (used in) operating activities	381,375	(31,608)
Net cash used in investing activities	(787,516)	(875,896)
Net cash provided by financing activities	767,180	740,396
Cash Flows from Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
Net cash provided by operating activities was $381.4 million for the nine months ended March 31, 2024. Net loss of $472.6 million was adjusted for the add back of net non-cash items of $826.8 million, and net changes in our operating assets and liabilities of $27.2 million. The net changes in operating assets and liabilities decreased compared to prior period primarily related to $91.8 million decrease in net purchase and sale of loans held for sale, a $104.0 million decrease in accounts receivable, partially offset by $61.5 million increase in other assets, a $10.2 million increase in accounts payable, and a $103.1 million increase in payable to third-party loan owners.
Net cash used in operating activities was $31.6 million for the nine months ended March 31, 2023. Net loss of $779.4 million was adjusted for the add back of net non-cash items of $702.5 million, and net changes in our operating assets net of operating liabilities of $45.3 million. The net changes in operating assets net of operating liabilities increased compared to prior period primarily related to $118.9 million increase in net purchase and sale of loans held, and a $40.7 million increase in accounts receivable, partially offset by $31.3 million decrease in other assets, a $73.8 million decrease in accrued expenses and other liabilities, and a $13.1 million decrease in payable to third-party loan owners.

Cash Flows from Investing Activities
Net cash used in investing activities was $787.5 million for the nine months ended March 31, 2024, which consisted of outflows related to $15.6 billion of purchases and origination of loans held for investment, including originated and purchased loans of $3.2 billion and $12.4 billion, respectively, during the period, $461.2 million of purchases of securities available for sale, and $121.0 million of our investment in purchases of property, equipment and software. Inflows related to $10.3 billion of principal repayments of loans, $4.2 billion of proceeds from sale of loans held for investment, and $891.9 million of proceeds from maturities of securities available for sale.
Net cash used in investing activities was $875.9 million for the nine months ended March 31, 2023, which consisted of outflows related to $9.6 billion of purchases and origination of loans held for investment, including originated and purchased loans of $2.7 billion and $6.9 billion, respectively, during the period, $566.3 million of purchases of securities available for sale, and $95.9 million of our investment in purchases of property, equipment and software of . Inflows related to $7.2 billion of principal repayments of loans, $1.1 billion of proceeds from sale of loans, and $1.1 billion of proceeds from maturities and repayments of securities available for sale.
Cash Flows from Financing Activities
Net cash provided by financing activities was $767.2 million for the nine months ended March 31, 2024, primarily consisted of net cash inflows of $1.1 billion from the new issuance and repayment of notes and residual trust certificates issued by securitization trusts. This was partially offset by net cash outflows of $158.9 million related to borrowing and repayment of funding debt.
Net cash provided by financing activities was $740.4 million for the nine months ended March 31, 2023, primarily consisted of net cash inflows of $165.4 million from the new issuance and repayment of notes and residual trust certificates issued by securitization trusts and by net cash inflows of $836.3 million related to borrowing and repayment of funding debt. This was partially offset by net cash outflows of $206.6 million related to the extinguishment of a portion of our 2026 Notes.
Contractual Obligations

There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and nine months ended March 31, 2024 from the commitments and contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations,” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2023, which was filed with the SEC on August 25, 2023.
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

As of March 31, 2024, the aggregate outstanding balance of loans held by third-party investors and off balance sheet securitizations was $4.7 billion.
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP and requires us to make certain estimates and judgments that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because certain of these accounting policies require significant judgment, our actual results may differ materially from our estimates. To the extent that there are differences between our estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations, and cash flows may be affected. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during the three and nine months ended March 31, 2024.
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
Interest Rate Risk
Our securities available for sale at fair value as of March 31, 2024 included $781.4 million of marketable debt securities with maturities greater than three months. An increase in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative, liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be significant.
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
We maintain an interest rate risk management program which measures and manages the potential volatility of earnings that may arise from changes in interest rates. We use interest rate derivatives to mitigate the effects of changes in interest rates on our variable rate debt which eliminates some, but not all, of the interest rate risk. Some of these contracts are designated as cash flow hedges for accounting purposes. For those contracts designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in other comprehensive income (loss) and is reclassified into funding costs in the same period the hedged transaction affects earnings. Factoring in the interest rate risk management program and the repricing of investment securities, as of March 31, 2024, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $45.0 million adverse impact on our cash flows associated with our market risk sensitive instruments over the next 12 months. This measure projects the changes in cash flows associated with all assets and liabilities, including derivatives, based on contractual market rate-based repricing conditions over a twelve-month time horizon. It considers forecasted business growth and anticipated future funding mix.

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

As of March 31, 2024 and June 30, 2023, we were exposed to credit risk on $5.5 billion and $4.4 billion, respectively, of loans held on our interim condensed consolidated balance sheet. Loan receivables are diversified geographically. As of both March 31, 2024 and June 30, 2023, approximately 11% of loan receivables related to customers residing in the state of California. No other states or provinces exceeded 10%.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans
During the quarter ended March 31, 2024, no directors and officers, as defined in Rule 16a-1(f) of the Exchange Act, adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Second Amendment to Amended and Restated Installment Financing Services Agreement, dated as of February 2, 2024, by and between Affirm, Inc., Amazon.com Services LLC and Amazon Payments, Inc.*					X
10.2	Amended and Restated Customer Installment Program Agreement, dated March 18, 2024, by and between Shopify Inc. and Affirm, Inc.*					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

AFFIRM HOLDINGS, INC.

Date: May 8, 2024	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Linford
Michael Linford
Chief Financial Officer
(Principal Financial Officer)