Form 10-K
period 2024-06-30
Affirm Holdings, Inc.
filed 2024-08-28
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2024

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

As of December 31, 2023, the aggregate market value of the registrant’s Class A common stock held by non-affiliates was approximately $12.5 billion. As of August 23, 2024, the number of shares of the registrant’s Class A common stock outstanding was 267,435,252 and the number of shares of the registrant's Class B common stock outstanding was 43,681,472.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2024, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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
•our ability to attract new merchant partners and commerce platforms and grow our relationships with existing merchant partners and commerce platforms;
•our ability to compete successfully in a highly competitive and evolving industry;
•our ability to attract new consumers and retain and grow our relationships with our existing consumers;
•our expectations regarding the development, innovation, introduction of, and demand for, our products;
•our ability to successfully maintain our relationship with existing originating bank partners and card issuing bank partners and engage additional originating bank partners and card issuing bank partners;
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

PART I
ITEM 1. BUSINESS

Company Overview

Affirm was founded in 2012 with a mission to deliver honest financial products that improve lives. We are building the next generation payment network. We believe that by using modern technology, strong engineering talent, and a mission-driven approach, we can reinvent payments and commerce. Our solutions, which are built on trust and transparency, are designed to make it easier for consumers to spend responsibly and with confidence, easier for merchants and commerce platforms to convert sales and grow, and easier for commerce to thrive.

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

We believe that our technology, underwriting, and risk management are key competitive advantages. Our proprietary technology’s ability to price and assess risk at a transaction level provides a unique advantage compared to legacy payment and credit systems. Our approach to risk management is core to our business model and has led to lower fraud rates, higher approval rates compared to traditional credit underwriting models, and lower credit losses. Our models have been built on extensive data points, including data from approximately 215 million loans. Furthermore, our risk management models are designed to continuously improve over time, becoming more precise and efficient with each transaction powered by our platform.

What this means for consumers is increased purchasing power with more control and flexibility. By utilizing our unique risk model predicated on sophisticated machine learning algorithms, proprietary data, and product-level underwriting, we can serve consumers across the credit spectrum and price risk across transaction types. Consumers on our platform represent a broad cross-section of society.

For merchants, Affirm’s commerce solutions help drive growth by enhancing demand generation and consumer acquisition. Our platform is explicitly designed and engineered to integrate with a wide range of merchants. This is a point of differentiation for us, as we can accommodate and partner with merchants to serve their payment needs across a wide variety of industries, size, average order value (“AOV”), or consumer profile. As of June 30, 2024, we had approximately 303 thousand active merchants, ranging from small businesses to large enterprises, direct-to-consumer brands, brick-and-mortar stores, and companies with an omni-channel presence. As used herein, “merchants” may reference merchants and/or e-commerce platforms. Our merchants span a diverse range of industries, including sporting goods and outdoors, home and lifestyle, travel and ticketing, electronics, fashion and beauty, equipment and auto, and general merchandise.

We have three main loan product offerings: Pay-in-4, 0% annual percentage rate (“APR”) monthly installment loans and interest-bearing monthly installment loans. Pay-in-4 is a short-term payment plan with four biweekly 0% APR installments.

Our business model is designed to align with the interests of both consumers and merchants.

From merchants, we typically earn a fee when we help them convert a sale and facilitate a transaction. Merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering; we generally earn larger merchant fees on 0% APR financing products. For fiscal year ended June 30, 2024, Pay-in-4 and 0% APR installment loans represented 15% and 11%, respectively, of total gross merchandise volume (“GMV”) facilitated through our platform. For fiscal year ended June 30, 2023, Pay-in-4 and 0% APR installment loans represented 19% and 13%, respectively, of total GMV facilitated through our platform. This revenue model incentivizes us to help our merchants convert sales and increase AOV through the commerce and technology solutions offered by our platform.

From consumers, we earn interest income on the interest bearing installment loans that we originate or purchase from our originating bank partners. Interest rates charged to our consumers vary depending on several factors including transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. Because consumers are not charged deferred or compounding interest or late fees, we are not incentivized to profit from our consumers’ mistakes or misfortunes. For the fiscal years ended June 30, 2024 and 2023, interest-bearing monthly installment loans represented 74% and 68%, respectively, of total GMV.

We also facilitate the issuance of virtual cards directly to consumers through our App, allowing them to shop with merchants that are not integrated with Affirm. Similarly, we also facilitate the issuance of the Affirm Card, a debit card that can be used physically or virtually and which allows consumers to link a bank account to pay in full, or apply to pay over time for their purchase through the Affirm App. Merchants may also elect to use the virtual card as a method to facilitate the offering of installment loans to allow their customers to pay over time. Merchants are charged an interchange fee for each successful card transaction, and a portion of this revenue is shared with us by our card-issuing partners.

For the fiscal year ended June 30, 2024 we have facilitated consumer purchases of $26.6 billion in GMV.

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

•Consumer first borrowing. Our products make it easy for consumers to apply for a loan and be approved instantaneously. Consumers receive either 0% APR bi-weekly or monthly installments, where they pay no interest, or interest-bearing monthly installment loans, where they pay fixed amounts of interest that do not compound. We underwrite each transaction individually and do not charge late fees. Our proprietary risk model has consistently outperformed traditional credit models, enabling us to better help eligible consumers finance their purchases. Under this model, consumers do not pay more than what they agreed to at checkout, even if they miss or are late on a payment.

•Affirm Marketplace. Our Affirm App and website provide tailored and exclusive offers from merchants based on consumers’ preferences. Consumers can apply at affirm.com or via the Affirm App and, upon approval, receive a single-use virtual card to use online or in-store. During the fiscal year ended June 30, 2024, 23% of our transactions occurred on the Affirm marketplace.

•Affirm Card. Affirm Card allows consumers to link a bank account to pay in full, or apply to pay over time through the Affirm App. Users can take advantage of an in-app post-purchase feature that allows them to instantly apply to convert any eligible debit transaction into an installment loan. Consumers can also apply for a pre-purchase installment loan via the Affirm App and, upon approval, use the Affirm Card online or in-store to complete their purchase. Consumers can transact either via a physical debit card or a virtual debit card.

•Affirm Money Account. Through the Affirm app and in partnership with Cross River Bank, we offer an FDIC-insured, high-yield savings account, with no minimum deposit requirements or fees.

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

•Analytics. We provide merchants with insightful analytics that help them understand how their various products are performing and other key insights to optimize conversion and consumer acquisition costs.

•Client success support. Our high-touch client success team partners with our merchants to analyze performance and provides custom recommendations to optimize AOVs and conversion rates.

•Affirm app and marketplace. Merchants also have access to Affirm’s app, which provides a marketplace that allows them to efficiently reach consumers through featured placements and personalized advertisements.

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

•Our costs decrease as a percentage of GMV as our consumer ecosystem expands. For example, the additional data we have on repeat consumers enables us to make better underwriting decisions and therefore generally results in lower provision for credit losses and processing and servicing expenses from repeat consumers than from first time consumers. For the fiscal years ended June 30, 2024 and 2023, 92% and 88%, respectively, of the transactions facilitated through our platform were driven by repeat consumers.

•Improved expense efficiency enables us to create even more compelling offers for consumers and merchants, in turn attracting more consumers and merchants to our network.

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

Better outcomes generated by our proprietary risk models

We believe our risk model informs our ability to better assess risk. Unlike legacy payment and credit systems, we can assess and price risk at a transaction level, rather than relying solely on a static consumer credit score. We believe our proprietary risk model has translated this advantage into the ability to facilitate a greater volume of transactions from a wider and more diverse segment of consumers. The greater accuracy of our risk model also generally benefits our provision for credit losses on loans we retain.

Our continuously learning risk model benefits from increasing scale. As data from new transactions are incorporated into our risk algorithms, we are able to more effectively assess a given credit profile.

Our ability to quickly assess, price, and manage risk enables us to generate high quality assets that attract funding sources and generate predictable servicing and interest income as consumers repay over time. Our risk model is designed to comply with our originating bank partners’ credit policies and underwriting procedures and has been proven to lead to lower fraud rates and higher approval rates compared to traditional credit underwriting models.

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

Our Competition

Our primary competition consists of: legacy payment methods, such as credit and debit cards, including those provided by card issuing banks such as Synchrony, J.P. Morgan Chase, Citibank, Bank of America, Capital One, Bread Financial, and American Express; technology solutions provided by payment companies such as Visa and MasterCard; mobile wallets such as PayPal; and other pay-over-time solutions offered by companies such as Block and Klarna as well as new pay-over-time offerings by legacy financial and payments companies, including those mentioned above. Additionally, some merchants are increasingly offering proprietary pay-over-time options to customers, and in some cases, these are presented parallel to our offerings at checkout.

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

Expand solutions for merchants and consumers

•Innovate on new consumer product solutions. We plan to continue to innovate and bring new financial products to market for consumers.

•Increase merchant feature functionality. As we continue to help merchants increase conversion rates, AOVs, and customer satisfaction, we plan to build new tools to help them optimize their customer acquisition strategies and achieve even greater results.

Increase Consumer Transaction Frequency and In-store Usage

We have demonstrated how our solutions can successfully enable and accelerate commerce for larger and considered purchases. We aim to continue driving repeat use of our platform as we serve consumers beyond their initial purchase via our consumer-centric tools and offerings, and the increased diversity of merchants on our network. We believe expanding into consumers’ daily and in-store spending will be key in driving repeat usage and will position us to increase engagement with both consumers and merchants. Affirm Card is an important component of this strategy because consumers using Affirm Card to date often have a higher transaction frequency per user and greater in-store usage. If successful, we believe that this strategy will lead to increased transaction volume on our platform, as well as the expansion of our consumer and merchant network. As of June 30, 2024, we had approximately 4.9 transactions per active consumer, an increase of approximately 26% compared to June 30, 2023 and an increase of 64% compared to June 30, 2022.

Expand consumer reach

We will continue marketing to increase brand awareness with consumers and highlight the value of our platform. We believe this will attract new consumers to try Affirm as a payment option. As we add more consumers to our network, we expect our models to become more efficient and robust, allowing us to provide our platform (and the loans it facilitates) to a growing spectrum of consumers. The more consumers that we serve, the better our systems understand how to identify responsible consumers, and the more consumers we can acquire and approve.

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

•Increase the number of our merchant partnerships. We believe we have the opportunity to significantly increase the number of integrated merchants on our network through both our dedicated sales team and platform partner and merchant acquirer partnerships. Additionally, simple, direct API integration means bringing on new merchants can be a seamless process. As we continue to generate results for merchants, we believe more will join our platform in order to offer Affirm as an option to their customers.

Expand to new markets

Our platform is broadly available to merchants and eligible consumers in the United States and Canada. We will continue to evaluate expanding our platform to new markets, including the United Kingdom (“U.K.”) where we expect to begin facilitating loans by the end of fiscal 2025. Merchants and consumers anywhere can benefit from a more transparent, fair, and honest way to engage in commerce, and we see an opportunity to generate value in many new markets around the world through our platform.

Our Technology

Our products are built on a cloud-first platform engineered for data aggregation, schematization, management, and decisioning, which enables our products to leverage years of deep behavioral, financial, shopping, and payment data across our platform, from fraud and pricing, to personalization and repayment. Our vertically integrated technology powers a rich data landscape across products, which drives increased efficiency that helps to unlock greater scale. Increasing scale powers a flywheel that further drives incremental data capture and improves the efficiency of each transaction, and that efficiency allows us to more finely price transactions, measure risk, deliver value to our consumers, and personalize consumer experiences.

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

•Credit check capabilities. Our risk model takes five top-of-mind data inputs from the user and turns them into a total of over 500 data points in order to assess the credit risk of new consumers. Our algorithms model out the repayment probability on a month-to-month basis, and combine these probabilities with the term length, purchase size, merchant, and item being purchased, in order to price and score risk. In the vast majority of cases, we can complete these checks and calculations in a matter of seconds, automating the underwriting process pursuant to our originating bank partners’ underwriting policies. We use application and transaction data to train our model, including data from approximately 215 million loans.

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

•Designed for continued innovation and flexibility. Our deep technological talent and capabilities have enabled us to strategically build core systems (including our own ledger) and infrastructure in-house, allowing us to gain what we believe is a significant competitive advantage as we continue to innovate and iterate, and develop new capabilities across multiple disciplines. The flexibility of our custom-built technological infrastructure means we can incorporate new merchants, platforms, data sources, models, capital partnerships, and other elements without necessarily adding significant overhead.

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

Sales and Marketing

Our marketing strategy includes brand marketing, communications, and co-marketing campaigns that we collaborate on with merchants and partners. We have historically relied on the strength of our merchant relationships and positive user experience to develop our brand and grow our network. We have achieved significant merchant and consumer adoption without investing heavily in sales and marketing. We are focused on the effectiveness of sales and marketing spending. We also utilize dedicated sales teams to grow our merchant base in the United States and Canada, and leverage strategic partnerships with other platforms to expand our merchant and consumer base.

Seasonality

We experience seasonal fluctuations in our business as a result of consumer spending patterns, including Affirm Card, which we expect to mimic the seasonality of our general business in the near term. Historically, our GMV has been the strongest during our fiscal second quarter due to increases in retail commerce during the holiday season and our loan delinquencies are at their lowest during our fiscal third and fourth quarter, as consumer savings benefit from tax refunds. Adverse events that occur during our second fiscal quarter could have a disproportionate effect on our financial results for the fiscal year.

Human Capital Resources

Our employees

As of June 30, 2024, we had a total of 2,006 employees, primarily located in the United States. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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

Diversity, equity, and inclusion

We believe that diversity, equity, and inclusion (“DEI”) are important as we scale and build our high-performing team. Our Diversity and Inclusion Steering Committee (“DISC”) is an internal committee made up of senior leaders from across Affirm. DISC’s overarching purpose is to partner with the DEI team, to advance the DEI mission and strengthen Affirm’s culture. This entails creating an environment where individuals from all backgrounds can thrive.

We annually publish our DEI Report, which discloses certain demographic information relating to our team and outlines our DEI goals, our progress toward them, our areas for improvement, and where we expect to focus our efforts. The 2024 report is available at: www.affirm.com/diversity-inclusion. This website has been provided for convenience only, and the contents of the report and information found on, or accessible through, our website are not a part of, and are not incorporated into, this Annual Report on Form 10-K.

Our board of directors’ role in human capital resource management

Our board of directors believes that human capital management is an important component of our continued growth and success, and is helpful to our ability to attract, retain, and develop talented and skilled employees. We pride ourselves on a culture that respects co-workers and values concern for others. Management regularly reports to our board of directors on human capital management topics, including corporate culture, safety, diversity and inclusion, employee development, and compensation and benefits. Our board of directors provides input on important decisions, including with respect to safety, talent retention and development.

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

Regulatory Environment

We operate in a rapidly evolving regulatory environment and are subject to extensive regulation, both directly and indirectly, by way of our partnership with our originating bank partners, under U.S. federal law, the laws of Canada, and the United Kingdom, and the laws of the states and provinces in which we operate, among others. These laws cover all aspects of our business and include privacy laws, consumer protection laws, and contractual obligations. We could become subject to additional legal or regulatory requirements if laws or regulations change in the jurisdictions in which we operate. These could include the need to obtain new and different types of licenses in order to conduct our business, such as for lending, brokering, servicing, collections, or money transmission. For more information on the risks relating to our regulatory environment, see the section titled “Risk Factors – Risks Related to Our Regulatory Environment.”

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

State and provincial licensing requirements and regulation

Our operations must satisfy the laws and standards of each individual U.S. state and territory, Canadian province and U.K. country in which we operate. This means that when individual states, territories or provinces differ in how they allow financing to be provided and used, we must operate consistently in accordance with the most comprehensive requirements.

Our policies and practices approach these requirements with the goal of managing the long-term viability and flexibility of our business model. As such, we have established a business model pursuant to which we may originate loans directly through our platform under our lending, servicing, and brokering licenses across various jurisdictions in the U.S., Canada, and U.K., and we may also purchase loans originated by our originating bank partners through our platform. Substantially all of the loans facilitated through our platform in the U.S. are originated through Celtic Bank, an FDIC-insured Utah state-chartered industrial bank, and Lead Bank, an FDIC-insured Missouri state-chartered bank..

Certain states, provinces, and localities have adopted laws regulating and requiring licensing, registration, notice filing, or other approval by parties that engage in certain activity regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances, debt collection or servicing, and/or purchasing or selling consumer loans. We have also received inquiries from regulatory agencies regarding requirements to obtain licenses from or register with those jurisdictions, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. We are also subject to licensing requirements, supervision, and examination by applicable regulatory authorities in the jurisdictions in which we may service loans, solicit or offer loans, or originate loans directly through our platform, and we have obtained or are in the process of obtaining necessary licenses in the jurisdictions in which we do so. Licensing statutes vary from state to state and prescribe different requirements, including but not limited to: restrictions on loan origination and servicing practices (including limits on the type, amount, and manner of fees), solicitation activities, interest rate limits, disclosure requirements, periodic examination requirements, surety bond and minimum specified net worth requirements, periodic financial reporting requirements, notification requirements for changes in principal officers, stock ownership or corporate control, restrictions on advertising, and requirements that loan forms be submitted for review. The application of state and provincial licensing requirements to our business model is not always clear, and while we believe we are in material compliance as of June 30, 2024 with applicable licensing requirements, regulators may request or require that we obtain additional licenses or other authorizations in the future, which may subject our business to additional restrictions or requirements.

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

Money transmission

Through our wholly-owned subsidiary, Affirm Payments, LLC (“Affirm Payments”), we hold licenses to operate as a money transmitter (or its equivalent) in certain states and jurisdictions of the U.S. Affirm Payments is actively seeking additional licenses and certifications of this nature, but there can be no assurance we will be able to obtain them or the timeline with which this will happen. As a licensed money transmitter, we have obligations and restrictions with respect to the investments of consumer funds, recurrent reporting, and bonding. If found to have violated the laws or regulations covered under our licenses, we could be subject to liability and/or additional restrictions. These include, but are not limited to, being forced to cease doing business with residents of certain states or territories, forced to change our business practices, or required to obtain additional licenses or regulatory approvals. Any of the aforementioned scenarios could impose substantial costs and or harm our business.

    United Kingdom regulatory oversight

In addition to the U.S. and Canada, we intend to provide a similar service in the U.K. through our U.K. subsidiary, Affirm U.K. Limited (f.k.a. Skytech Capital Ltd). Affirm U.K. Limited is authorized and regulated by the U.K. Financial Conduct Authority (“FCA”) and carries out regulated activity in the U.K. The FCA has statutory objectives that direct how it operates. The FCA’s strategic objective is to ensure that the relevant markets function well. The FCA’s operational objectives are (a) securing an appropriate degree of protection for consumers, (b) protecting and enhancing the integrity of the U.K. financial system, and (c) promoting effective competition in the interests of consumers. The FCA regulates and supervises some or all of Affirm U.K. Limited’s consumer credit activities. The FCA adopts a pre-emptive approach to supervision based on making forward-looking judgments about a firm’s business model, product strategy and how the business is run. The FCA has a range of supervisory tools available to it, including (but not limited to) meetings with management, desk-based reviews, making recommendations and on-site inspections. The laws and regulations applicable to the industry are subject to interpretation and change and we continue to monitor this on an ongoing basis.

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

In addition, many states and local jurisdictions have consumer protection laws analogous to, or in addition to, the federal laws listed above, such as usury laws, state debt collection practices laws, and requirements regarding loan disclosures and terms, credit discrimination, credit reporting, money transmission, recordkeeping, the arranging of loans made by third parties, and unfair or deceptive business practices. We are also subject to data protection laws and regulations, such as the EU General Data Protection Regulation (“GDPR”), Canada’s Personal Information Protection and Electronic Documents Act, the U.K.’s Data Protection Act of 2018 and similar state laws such as the California Consumer Privacy Act (the “CCPA”), which includes limitations and requirements surrounding the use, disclosure, and other processing of certain personal information about California residents.

We are also subject to regulation by the Consumer Financial Protection Bureau (“CFPB”) under the Dodd-Frank Act and other acts described herein, and we are subject to the CFPB’s supervision and enforcement authority with respect to our compliance with these requirements as a facilitator, servicer, acquirer, or originator of consumer credit. As such, the CFPB has in the past requested reports concerning our organization, business conduct, markets, and activities, and we expect that the CFPB will continue to do so from time to time in the future. Additionally, the

CFPB’s supervision of us enables it, among other things, to conduct comprehensive and rigorous examinations to assess our compliance with consumer financial protection laws, which could result in investigations, enforcement actions, regulatory fines and mandated changes to our business products, policies and procedures.

The CFPB, through its supervision and enforcement authority, could increase our compliance costs, potentially hinder our ability to respond to marketplace changes, impose requirements to alter products and services that would make them less attractive to consumers and impair our ability to offer products and services profitably. The CFPB is authorized to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties which, for 2022, range from $6,323 per day for minor violations of federal consumer financial laws (including the CFPB’s own rules) to $31,616 per day for reckless violations and $1,264,622 per day for knowing violations. The CFPB monetary penalty amounts are adjusted annually for inflation.

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

On May 22, 2024, the CFPB issued an Interpretive Rule, “Truth in Lending (Regulation Z); Use of Digital User Accounts to Access Buy Now, Pay Later Loans,” under the Truth in Lending Act (the “Interpretive Rule”) that extended to Buy Now, Pay Later (BNPL) providers certain dispute and refund requirements applicable to credit card providers. The Interpretive Rule is an interpretation of existing law that “does not impose any new or revise any existing recordkeeping, reporting, or disclosure requirements,” thereby applying to past operations. The Interpretive Rule may result in operational and compliance challenges and new litigation risks and scrutiny by federal and state regulators. The Interpretive Rule was effective on July 30, 2024. The CFPB has not provided any additional guidance since the Interpretive Rule was issued.

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

Intellectual Property

Intellectual property and proprietary rights are important to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand. However, these laws, agreements, and procedures provide only limited protection. As of June 30, 2024, we owned 23 registered trademarks and 2 trademark applications in the United States, 99 registered trademarks and 19 trademark applications in various foreign jurisdictions, and 22 issued patents, 39 pending patent applications in the United States, and 60 pending patent applications in various foreign jurisdictions.

Although we take steps to protect our intellectual property and proprietary rights, we cannot be certain that the steps we have taken will be sufficient or effective to prevent the unauthorized access, use, copying, or the reverse engineering of our technology and other proprietary information, including by third parties who may use our technology or other proprietary information to develop services that compete with ours.

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

Item 1A. Risk Factors

Investing in our Class A common stock involves a high degree of risk. You should consider carefully the material factors, risks and uncertainties described below that make an investment in our Company speculative or risky, together with all of the other information in this Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the accompanying notes included elsewhere in this Form 10-K, before deciding whether to invest in shares of our Class A common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties of which we are currently unaware or that we currently deem immaterial may also become important factors that adversely affect our business. If any of the following risks actually occur, our business, financial condition, operating results, and future prospects could be materially and adversely affected. In that event, the market price of our Class A common stock could decline, and you could lose part or all of your investment.

Risk Factor Summary

The risks and uncertainties to which our business is subject, include, but are not limited to, the following:

•If we are unable to attract commercial partners (as defined below), retain our existing commercial partners, and grow and develop our relationships with new and existing commercial partners, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

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

•We rely on a small number of commercial partners, and the loss of any of these significant relationships would adversely affect our business, results of operations, financial condition, and future prospects.

•The success of our business depends on our ability to work with originating bank partners to enable effective underwriting of loans facilitated through our platform and accurately price credit risk. We currently rely on Celtic Bank and Lead Bank to originate substantially all of the loans facilitated through our platform. In addition, we currently rely on a single card issuing bank partner, Evolve Bank & Trust, to issue the Affirm Card. If any of our agreements with Celtic Bank, Lead Bank and/or Evolve Bank & Trust are terminated, and we are unable to replace such agreements, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

•We may not be able to sustain our revenue and GMV growth rates, or our growth rate of related key operating metrics, in the future.

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

•To the extent we seek to execute acquisitions, strategic investments, alliances, divestitures or other transactions, we may be unable to achieve the strategic objectives of these transactions, and such transactions may be disruptive to our ongoing operations.

•Expansion into new international geographies, including the U.K., presents a variety of challenges and risks.

•The loss of the services of our Founder and Chief Executive Officer, as well as our inability to attract and retain highly skilled employees, could materially and adversely affect our business, results of operations, financial condition, and future prospects.

•We have a history of operating losses and may not achieve sustained profitability.

•Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

•Litigation, regulatory actions and compliance issues could subject us to fines, penalties, judgments, remediation costs, requirements resulting in increased expenses, and reputational harm.

•Further increases in market interest rates and/or prolonged periods of elevated interest rates could have an adverse effect on our business.

•Our revenue is impacted, to a significant extent, by the general economy, the creditworthiness of the U.S. consumer and the financial performance of our commercial partners.

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

•Our business is subject to extensive regulation, examination, oversight, and supervision in a variety of areas, all of which are subject to change and uncertain interpretation. Changing federal, state and local laws and regulations, as well as changing regulatory enforcement policies and priorities, including changes that may result from changes in the political landscape, may negatively impact our business, results of operations, financial condition, and future prospects.

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

Risks Related to Our Business and Industry

If we are unable to attract additional merchant partners, e-commerce platforms and payment platforms (collectively, our “commercial partners”), retain our existing commercial partners, and grow and develop our relationships with new and existing commercial partners, our business, results of operations, financial condition, and future prospects would be materially and adversely affected, as could the market price of our Class A common stock.

We derive a significant portion of our revenue from our relationships with commercial partners and the transactions they process through our platform, and as more commercial partners are integrated into our network, there are more reasons for consumers to shop with us.

Our ability to retain and grow our relationships with our commercial partners depends on the willingness of commercial partners to partner with us. The attractiveness of our platform to commercial partners depends upon, among other things and as applicable: the size of our consumer base; our brand and reputation; the amount of fees that we charge; our ability to sustain our value proposition to commercial partners for consumer acquisition by demonstrating higher conversion at checkout and increased AOV; the attractiveness to commercial partners of our technology and data-driven platform; services and products offered by competitors; and our ability to perform under, and maintain, our commercial agreements. Furthermore, having a diversified mix of commercial partners is important to mitigate risk associated with changing consumer spending behavior, economic conditions and other factors that may affect a particular type of commercial partner or industry.

Our continued success also is dependent on our ability to successfully grow and develop relationships with our commercial partners, particularly early-stage relationships with large e-commerce retailers and platforms such as Amazon and Apple Pay. The pace of development, integration and rollout of these early-stage relationships is often unpredictable and is generally not within our control. Many of our agreements with our commercial partners are non-exclusive and lack any transaction volume commitments. Accordingly, these commercial partners may have, or may enter into in the future, similar agreements with our competitors, which could adversely affect our ability to drive the level of transaction volume and revenue growth that we seek to achieve or to otherwise satisfy the high expectations of our investors and financial analysts relating to those relationships. While some of our agreements with our commercial partners have provided for a period of exclusivity, those periods may be limited in duration, and we may not be able to negotiate extensions of those exclusivity periods on reasonable terms, if at all. If an exclusivity period with a commercial partner lapses, we may experience a decrease in GMV with the commercial partner, which may adversely impact our results of operations. In addition, our agreements with our commercial partners generally have terms that range from approximately 12 months to 36 months (with a majority auto-renewing), and some of our partners can terminate these agreements without cause upon 30 to 90 days’ prior written notice. We may, therefore, be compelled to renegotiate our agreements with commercial partners from time to time, possibly upon terms significantly less favorable to us than the terms included in our existing agreements with those commercial partners.

If we are unable to attract new consumers and retain and grow our relationships with our existing consumers, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

Our revenue is derived from consumer transaction volume, so our success depends on our ability to generate repeat use and increased transaction volume from existing consumers and to attract new consumers to our platform. Our ability to retain and grow our relationships with consumers depends on the willingness of consumers to use our platform and products. The attractiveness of our platform to consumers depends upon, among other things: the number and variety of commercial partners and the mix of products available through our platform; the manner in which consumers may use our products, including the ease of use relative to competitor products and the extent of information we require consumers to provide to use our products; our brand and reputation; consumer experience and satisfaction, including the trustworthiness of our services; consumer trust and perception of our solutions; technological innovation; and services and products offered by competitors. If we fail to retain our relationship with existing consumers, if we do not attract new consumers to our platform and products, or if we do not continually expand usage and volume from consumers on our platform, our business, results of operations, financial condition, and prospects would be materially and adversely affected.

We operate in a highly competitive industry, and our inability to compete successfully would materially and adversely affect our business, results of operations, financial condition, and future prospects.

We operate in a highly competitive and dynamic industry. Our technology platform faces competition from a variety of players, including those who enable transactions and commerce via digital payments. Our primary competition consists of: legacy payment methods, such as credit and debit cards, including those provided by card issuing banks such as Synchrony, J.P. Morgan Chase, Citibank, Bank of America, Capital One, Bread Financial and American Express; technology solutions provided by payment companies such as Visa and MasterCard; mobile wallets such as PayPal; other pay-over-time solutions offered by companies such as Block and Klarna; and pay-over-time offerings by legacy financial and payments companies, including those mentioned above. Additionally, some merchants are increasingly offering proprietary pay-over-time options to consumers. We expect competition to intensify in the future, especially as the pay-over-time industry has low barriers to entry, both as emerging technologies continue to enter the marketplace and as large financial incumbents increasingly seek to innovate the services that they offer to compete with our platform. Technological advances and the continued growth of e-commerce activities have increased consumers’ accessibility to products and services and led to the expansion of competition in digital payment options such as pay-over-time solutions. Our pay-over-time offerings are increasingly be presented alongside competitor options, including merchants’ proprietary pay-over-time options, at checkout, and we expect this trend to continue.

Some of our competitors, particularly the credit card issuing banks set forth above, are substantially larger than we are and have longer operating histories than we do, which gives those competitors advantages we do not have, such as more diversified products, a broader consumer and merchant base, greater brand recognition and brand loyalty, the ability to reach more consumers, the ability to cross sell their products, operational efficiencies, the ability to cross-subsidize their offerings through their other business lines, more versatile technology platforms, broad-based local distribution capabilities, and lower-cost funding. In addition, because many of our competitors are large financial institutions that fund themselves through low-cost insured deposits and continue to own the loans that they originate, they have certain revenue and funding opportunities not available to us.

Increased competition could result in the need for us to alter the pricing we offer to commercial partners or consumers. If we are unable to successfully compete, the demand for our platform and products could stagnate or substantially decline, and we could fail to retain or grow the number of consumers or commercial partners using our platform, which would reduce the attractiveness of our platform to other consumers and commercial partners, and which would materially and adversely affect our business, results of operations, financial condition, and future prospects.

We rely on a small number of commercial partners, and the loss of any of these significant relationships would adversely affect our business, results of operations, financial condition, and future prospects.

As discussed in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and as may be updated from time to time in the Company’s future periodic reports and other filings with the SEC, a single commercial partner, or a small number of commercial partners, may represent a disproportionately large amount of our revenue and/or GMV during any given fiscal period. The loss of, or decrease in business with, any one of our significant commercial partner relationships, such as with Amazon or Shopify, due to a lapse in exclusivity or otherwise, would adversely affect our business. To the extent that any commercial partner constitutes a material portion of our total revenue or GMV for a fiscal period for which financial results are being reported in a Quarterly Report on Form 10-Q or Annual Report on Form 10-K, we will disclose the respective percentage contribution in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for that period.

The concentration of a significant portion of our business and transaction volume with a limited number of commercial partners, or type of partner or industry, exposes us disproportionately to any of those commercial partners choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance of those partners or industry or to any events, circumstances, or risks affecting such partners or industry. In addition, a material modification in the production levels (including supply chain issues impacting component parts of products sold by our commercial partners) and/or financial operations of any significant commercial partner could affect the results of our operations, financial condition, and future prospects.

We currently rely on a small number of originating bank partners, including Celtic Bank and Lead Bank (“Primary Originating Banks”), to originate substantially all of the loans facilitated through our platform and a single issuing bank partner, Evolve Bank & Trust (“Card Issuing Bank”), to issue the Affirm Card. If our relationship with any of our Primary Originating Banks or our Card Issuing Bank terminates, or if any Primary Originating Bank or our Card Issuing Bank were to suspend, limit, or cease its operations or loan origination activities, as applicable, for any reason, and we are unable to engage another originating bank partner or card issuing bank partner on a timely basis or at all, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

As of the end of fiscal 2024, we relied on two Primary Originating Banks to originate a majority of the loans facilitated through our platform and to comply with various federal, state, and other laws, with the balance of the loans facilitated on our platform being originated directly under our lending, servicing, and brokering licenses in Canada and across various states in the United States through our consolidated subsidiaries. Our Primary Originating Banks originate substantially all partner bank originated loans facilitated through our platform. In addition, as of the end of fiscal 2024, we relied on a single Card Issuing Bank to issue the Affirm Card. During the fourth quarter of fiscal 2024, we began accelerating the execution of an existing strategy of identifying and engaging new card issuing bank partners in order to diversify our sources of card issuances.

Each of our Primary Originating Banks and our Card Issuing Bank handles a variety of consumer and commercial financing programs. The Celtic Bank loan program agreement had an initial three-year term that expired in calendar year 2023. The term automatically renewed for an additional one-year term and will continue to automatically renew in one-year terms thereafter unless either party provides notice of its intent not to renew. The Lead Bank loan program agreement has an initial three-year term which will expire in calendar year 2026. The term will automatically renew for additional one-year terms thereafter unless either party provides notice of its intent not to renew. The Evolve Bank loan program agreement has an initial two-year term that expired in calendar year 2023. The term automatically renewed for an additional one-year term and will continue to automatically renew in one-year terms thereafter unless either party provides notice of its intent not to renew. In addition, upon the occurrence of certain early termination events, either we or any of our Primary Originating Banks or Card Issuing Bank may terminate the respective agreement immediately upon the occurrence of certain termination events.

Our agreements with our Primary Originating Banks and Card Issuing Bank do not prohibit those banks from working with our competitors or from offering competing services, and each of those banks currently offer loan programs or other issuing services, as applicable, through other competing platforms. Each Primary Originating Bank and Card Issuing Bank could decide not to work with us for any reason upon termination of the applicable agreement, could make working with us cost-prohibitive, or could decide to enter into an exclusive or more favorable relationship with one or more of our competitors. In addition, each Primary Originating Bank and Card Issuing Bank may not perform as expected under our respective agreement. We could in the future have disagreements or disputes with our Primary Originating Banks or Card Issuing Bank, which could negatively impact or threaten our relationship with other banks with whom we may seek to partner. For a further discussion of our relationship with our Primary Originating Banks, particularly the regulations applicable to this relationship, see “Business — Regulatory Environment.”

If any of our Primary Originating Banks or our Card Issuing Bank were to suspend, limit, or cease its operations or loan origination activities, as applicable, for any reason, or if our relationship with any Primary Originating Bank or our Card Issuing Bank were to otherwise terminate for any reason (including, but not limited to, its failure to comply with regulatory actions), we may need to implement an additional substantially similar arrangement with another bank, obtain additional state licenses, or curtail our operations. If we need to enter into alternative arrangements with a different bank to replace our existing arrangement, we may not be able to negotiate a comparable alternative arrangement in a timely manner or at all. In addition, with respect to our Primary Originating Banks, transitioning loan originations to a new bank may result in delays in the issuance of loans or, if our platform becomes inoperable, may result in the inability to facilitate loans through our platform. If we are unable to enter into an alternative arrangement with different banks to fully replace or supplement our relationship with any Primary Originating Bank, we would potentially need to obtain additional state licenses to enable us to originate loans directly, as well as comply with other state and federal laws, which would be costly and time consuming, and there can be no assurances that any such licenses could be obtained in a timely manner or at all. Moreover, with respect to our Card Issuing Bank, transitioning card issuance activities to a new bank may result in the need to replace existing virtual or physical cards, which may disrupt or delay consumer transactions.

We may not be able to sustain our revenue and GMV growth rates, or our growth rate of related key operating metrics, in the future.

There can be no assurance that our revenue and GMV will continue to grow as they have in prior periods, and we expect our revenue and GMV growth rates to decline in future periods. Many factors may contribute to declines in our revenue and GMV growth rates, including increased competition, slowing demand for our products from existing and new consumers, transaction volume and mix (particularly with our significant commercial partners), lower sales by our commercial partners (particularly those with whom we have significant relationships), general economic conditions, a failure by us to continue capitalizing on growth opportunities (including entry into new geographic markets), changes in the regulatory environment and the maturation of our business, among others. The revenue, GMV or key operating metrics for any prior quarterly or annual period should not be relied on as an indication of our future performance. If our revenue and GMV growth rates decline, we may not achieve sustained profitability, and our business, financial condition, results of operations and the price of our Class A common stock would be adversely affected.

The success and growth of our business depends upon our ability to continuously innovate and develop new products and technologies.

Our solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products, such as the Affirm Card, which offers pay-over-time functionality in the Affirm App, is complex, and we seek to build our own technology using the latest in artificial intelligence and machine learning (“AI/ML”), cloud-based technologies, and other tools to differentiate our products and technologies. In addition, our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. We operate in an industry experiencing rapid technological change and frequent product introductions. We may not be able to make technological improvements as quickly as demanded by our consumers and commercial partners, or we may not be able to accurately predict the demand or growth of our technological investments, which could harm our ability to attract consumers and commercial partners and have a material and adverse effect on our business, results of operations, financial condition, and future prospects. In addition, we may not be able to effectively implement new technology-driven products and services, including the Affirm Card, as quickly as competitors or be successful in marketing these products and services to consumers and commercial partners. Moreover, the profile of potential consumers using our new products and technologies also may not be as attractive as the profile of the consumers that we currently serve or have served in the past, which may lead to higher levels of delinquencies or defaults than we have historically experienced. If we are unable to successfully and timely innovate and continue to deliver a superior commercial partner and consumer experience, we could experience reputational damage and decreased demand for our products and technologies and our growth, business, results of operations, financial condition, and future prospects could be materially and adversely affected.

Further, we use AI/ML in many aspects of our business, including fraud, credit risk analysis, consumer support and product personalization. The AI/ML models that we use are trained using various data sets. If the AI/ML models are incorrectly designed, the data we use to train them is incomplete, inadequate, or biased in some way, or we do not have sufficient rights to use the data on which our AI/ML models rely, the performance of our products, services, and business, as well as our reputation, could suffer or we could incur liability through the violation of laws, third-party privacy, or other rights, or contracts to which we are a party. For instance, discrepancies between the data signals used in the AI/ML model training data set and our online decisioning environment for our risk model may lead to incorrect decisions and errors in certain scenarios. Steps taken to prevent errors in the future may not be sufficient to prevent other discrepancies from arising in the future.

Our failure to accurately predict the demand or growth of our new products and technologies also could have a material and adverse effect on our business, results of operations, financial condition, and future prospects. New products and technologies are inherently risky, due to, among other things, risks associated with: the product or technology not working, or not working as expected; consumer and commercial partner acceptance; technological outages or failures; increased regulatory scrutiny; and the failure to meet consumer and commercial partner expectations. As a result of these risks, we could experience increased claims, reputational damage, or other adverse effects, which could be material. The profile of potential consumers using our new products and technologies also may not be as attractive as the profile of the consumers that we currently serve or have served in the past, which may lead to higher levels of delinquencies or defaults than we have historically experienced. Additionally, we can provide no assurance that we will be able to develop, commercially market, and achieve acceptance of our new products and technologies. In addition, our investment of resources to develop new products and technologies and make changes or updates to our platform may either be insufficient or result in expenses that exceed the revenue actually generated from these new products. Failure to accurately predict demand or growth with respect to our new products and technologies could have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

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

We cannot guarantee that these funding arrangements will continue to be available on favorable terms or at all, and our funding strategy may change over time and depends on the availability of such funding arrangements. Disruptions in the credit markets or other factors, such as the current inflationary environment, elevated interest rates and increasing recessionary concerns, could adversely affect the availability, diversity, cost, and terms of our funding arrangements.

Since the beginning of March 2023, there have been public reports of instability at certain financial institutions. Despite the steps taken to date by U.S. and foreign agencies and institutions, the follow-on effects of this instability and the potential impact of further instability are unknown and may lead to disruptions to the businesses and operations of our funding sources. Although we are not substantially dependent on a single financing source, if multiple financing sources were to be unable to fulfill their funding obligations to us, it could have a material adverse effect on our financial condition, results of operations and cash flows.

In addition, our funding sources may reassess their exposure to our industry and either curtail access to uncommitted financing capacity, fail to renew or extend facilities, or impose higher costs to access our funding. Further, our debt financing and loan sale forward flow facilities are generally fixed term in nature, with term lengths ranging between one to three years, during which we have access to committed and uncommitted capital pursuant to such facilities. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, we would need to secure additional sources of funding or reduce our operations significantly. The availability and diversity of our funding arrangements depends on various factors and are subject to numerous risks, many of which are outside of our control.

The agreements governing our funding arrangements require us to comply with certain covenants. A breach of such covenants or other events of default under our funding agreements could result in the reduction or termination of our access to such funding, could increase our cost of such funding or, in some cases, could give our lenders the right to require repayment of the loans prior to their scheduled maturity. Certain of these covenants are tied to our consumer default rates, which may be significantly affected by factors, such as economic downturns, inflationary conditions, elevated interest rates and/or general economic conditions, that are beyond our control and beyond the control of individual consumers. In addition, our revolving credit facility contains (a) certain covenants and restrictions that limit our and our subsidiaries’ ability to, among other things: incur additional debt; create liens on certain assets; pay dividends on or make distributions in respect of their capital stock or make other restricted payments; consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; and enter into certain transactions with their affiliates, and (b) certain financial maintenance covenants that require us and our subsidiaries to not exceed a specified leverage ratio, to maintain a minimum tangible net worth, and to maintain a minimum level of unrestricted cash while any borrowings under the revolving credit facility are outstanding.

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

Traditional lenders rely on credit bureau scores and require large amounts of information to approve a loan. We believe that one of our competitive advantages is the ability of our risk model, deployed in accordance with our originating bank partners’ credit model and their underwriting guidelines when loans are made, to efficiently score and price credit risk within seconds at point-of-sale based on five top-of-mind data inputs. However, these inputs may be inaccurate or may not accurately reflect a consumer’s creditworthiness or credit risk. In addition, our ability to enable the effective underwriting of the loans we originate directly or purchase from our originating bank partners and accurately price credit risk (and, as a result, the performance of such loans) is significantly dependent on the ability of our proprietary, learning-based scoring system, and the underlying data, to quickly and accurately evaluate a consumer’s credit profile and risk of default. The information we use in developing the risk model and price risk may be inaccurate or incomplete as a result of error or fraud, both of which may be difficult to detect and avoid.

Numerous factors, many of which can be unexpected or beyond our control, can adversely affect a consumer’s credit risk and our risks. There may be risks that exist, or that develop in the future, including market risks, economic risks, and other external events, that we have not appropriately anticipated, identified, or mitigated, such as risks from inadequate or failed processes, people or systems, natural disasters, and compliance, reputational, or legal matters, both as they relate directly to us as well as that relate to third parties with whom we contract or otherwise do business. Any changes to our risk model may be ineffective and the performance of our risk model may decline. If our risk model does not effectively and accurately model the credit risk of potential loans facilitated through our platform, greater than expected losses may result on such loans and, as a result, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

In addition, if the risk model we use contains errors or is otherwise ineffective, our reputation and relationships with consumers, our funding sources, our originating bank partners, and our commercial partners could be harmed, we may be subject to liability, and our ability to access our funding sources may be inhibited. Our ability to attract consumers to our platform and to build trust in our platform and products is significantly dependent on our ability to effectively evaluate consumer credit profiles and likelihoods of default. If any of the credit risk or fraud models we use contain programming or other errors or is ineffective or the data provided by consumers or third parties is incorrect or stale, or if we are unable to obtain accurate data from consumers or third parties (such as credit reporting agencies), the loan pricing and approval process through our platform could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans. This could damage our reputation and relationships with consumers, our funding sources, our originating bank partners, and our commercial partners, which could have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

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

Since fiscal 2023, we have retained more loans on our balance sheet than we have historically, and these loans are funded through our consolidated securitizations and warehouse lines. For these loans and any future loans facilitated through our platform that we purchase from our originating bank partners that may be held for investment on our balance sheet, we bear the entire credit risk in the event of consumer default with respect to these loans. In addition, non-performance, or even significant underperformance, of the loan receivables that we own could have an adverse effect on our business.

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

In addition, in connection with certain capital funding arrangements with third-party loan buyers, we have entered into risk sharing agreements where we may be required to make a payment to the loan buyer if actual losses on the loans sold exceed agreed-upon expected losses, subject to a cap based on a percentage of the principal balance of loans sold. Refer to “Note 13. Fair Value of Financial Assets and Liabilities” for additional information. If the loans subject to any existing or future risk sharing agreements underperform the expectations set forth in those agreements, we would be required to make payments under the agreements in proportion to the loan underperformance, which may have a material adverse effect on our business, results of operations, financial condition, and our relationships with existing and prospective third-party loan buyers.

Any acquisitions, strategic investments, alliances, divestitures and other transactions could fail to achieve strategic objectives, disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations.

In pursuing our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, joint ventures and other transactions. We have in the past acquired or invested in, and we continue to seek to acquire or invest in, businesses, technologies, or other assets that we believe could complement or expand our business. The identification, evaluation, and negotiation of potential acquisition or strategic investment or other transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, consummating and integrating favorable transaction opportunities. In addition to transaction and opportunity costs, these transactions involve large challenges and risks, whether or not such transactions are completed, any of which could harm our business and negatively impact our results of operations, including risks that:

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

Furthermore, we have in the past, and may in the future, also choose to divest certain businesses or product lines. If we decide to sell assets or a business, we may have difficulty obtaining terms acceptable to us in a timely manner, or at all. Additionally, we may experience difficulty separating out portions of, or entire, businesses, incur loss of revenue or experience negative impact on margins, or we may not achieve the desired strategic and financial benefits. Such potential transactions may also delay achievement of our strategic objectives, cause us to incur additional expenses, disrupt consumer or employee relationships, and expose us to unanticipated or ongoing obligations and liabilities, including as a result of our indemnification obligations. Further, during the pendency of a divestiture, we may be subject to risks such as a decline in the business to be divested, loss of employees, consumers, or suppliers and the risk that the transaction may not close, any of which would have a material adverse effect on the business to be divested and our retained business. If a divestiture is not completed for any reason, we may not be able to find another buyer on the same terms, and we may have incurred significant costs without the corresponding benefit.

Further expansion of our operations internationally will subject us to new challenges and risks.

We currently operate in the United States, Canada, the United Kingdom, Spain and Poland (we do not currently facilitate loans in the United Kingdom, Spain or Poland, though we expect to begin facilitating loans in the

United Kingdom during fiscal 2025) and may further expand our business internationally in the future. Managing new and existing international operations, including our planned commencement of facilitating loans in the U.K., requires us to comply with new regulatory frameworks and additional resources and controls. International expansion subjects our business to risks associated with international operations, including:

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
•     compliance with multiple, potentially conflicting, and changing governmental laws and regulations, including banking, anti-money laundering, securities, employment, tax, privacy, data protection laws and regulations, such as the EU General Data Protection Regulation (GDPR), and climate disclosure frameworks, such as the Corporate Sustainability Reporting Directive (CSRD);
•    compliance with financial system regulations, including the U.K. Financial Conduct Authority;
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
In addition to the risks of various taxing jurisdictions stated above, the Organisation for Economic Co-operation and Development (“OECD”) continues to put forth various initiatives, including a framework to implement a global minimum corporate tax of 15% for certain multinational enterprises with global revenues and profits above certain thresholds (referred to as “Pillar Two”). While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. As of June 30, 2024, based on the countries in which we do business that have enacted legislation, we do not currently expect Pillar Two to have a material impact on our financial statements. However, this may change as other countries enact similar legislation and further guidance is released.

As a result of these risks, we may not be successful in managing our existing international operations, and our future international expansion efforts, including our planned commencement of facilitating loans in the U.K., also may not be successful.

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

Our future success is aided by our ability to identify, hire, develop, motivate, and retain highly qualified personnel for all areas of our organization, in particular, a highly experienced sales force, data scientists, and engineers. Competition for these types of highly skilled employees is extremely intense, particularly in the San Francisco Bay Area. Trained and experienced personnel are in high demand and may be in short supply. Many of the companies with which we compete for experienced employees have greater resources than we do and may be able to offer more attractive terms of employment. In addition, we invest significant time and expense in training our employees, which increases their value to competitors that may seek to recruit them. We may not be able to attract, develop, and maintain the skilled workforce necessary to operate our business, and labor expenses may increase as a result of a shortage in the supply of qualified personnel. If we are unable to maintain and build our highly experienced sales force, or are unable to continue to attract experienced engineering and technology personnel, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

We maintain a remote working environment. Over time such remote operations may decrease the cohesiveness of our teams and our ability to maintain our culture, both of which contribute to our success. Additionally, a remote working environment may impede our ability to undertake new business projects, foster a creative environment, hire new team members, and retain existing team members. Such effects may adversely affect the productivity of our team members and overall operations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

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

We incurred net losses of approximately $517.8 million, $985.3 million and $707.4 million for the fiscal years ended June 30, 2024, 2023, and 2022 respectively. As of June 30, 2024 and June 30, 2023, our accumulated deficit was approximately $3.1 billion and $2.6 billion, respectively. Our operating expenses may increase in the future as we seek to continue to grow our business, attract consumers, merchants, funding sources, and additional originating bank partners, and further enhance and develop our products and platform. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisitions. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

We have been profitable on a non-GAAP adjusted operating income basis each completed fiscal quarter since the fourth quarter of fiscal 2023. In August 2024, we announced that, based on our then-current forecast, we expected to achieve operating income profitability on a GAAP basis in our fourth quarter of fiscal 2025. Our ability to operate our business profitably on a GAAP operating income basis is subject to many risks and uncertainties, including the potential for incurring operating expense increases and/or other charges and expenses not reflected in that forecast. If we are not able to achieve operating income profitability on a GAAP basis by that date, or if we do not operate the business on a consistently profitable basis thereafter, our reputation may be harmed and the market price of our Class A common stock could be materially and adversely impacted.

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

We experience seasonal fluctuations in our business as a result of consumer spending and savings patterns. Historically, our GMV has been the strongest during the second quarter of our fiscal year due to increases in retail commerce during the holiday season. Despite these higher GMV levels, in fiscal 2024, 2023 and 2022, we generated less in period revenue as a percentage of GMV during our second fiscal quarter due to the comparatively higher proportion of interest bearing loans originated in the latter half of the period, which typically results in lower merchant network revenue, which is recognized in period, and higher levels of interest income, which is recognized over a longer time horizon. In addition, historically, our loan delinquencies are at their lowest during our fiscal third and fourth quarter, as consumer savings benefit from tax refunds. We expect these seasonal patterns to continue in future periods, and any adverse events that occur during our second fiscal quarter could have a disproportionate effect on our financial results for the fiscal year.

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

In the ordinary course of business, we have been named as a defendant in various legal actions, including arbitrations and other litigation. In addition, we are currently a defendant in a putative securities class action, Kusnier v. Affirm Holdings, Inc., et al., and three related derivative actions, Quiroga v. Levchin, et al., Jeffries v. Levchin, et al., and Vallieres v. Levchin, et al. For more information, see Note 8. Commitments and Contingencies of the accompanying notes to our consolidated financial statements.

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

From time to time, we are involved in, or the subject of, reviews, requests for information, regulatory examinations, investigations, and proceedings (both formal and informal) by state and federal governmental agencies, both domestic and abroad, including banking regulators, the FTC, the CFPB, and the SEC, regarding our business activities and related disclosure practices and our qualifications to conduct our business in certain jurisdictions, which could subject us to fines, penalties, obligations to change our business and/or disclosure practices, and other requirements resulting in increased expenses and diminished earnings. Our involvement in any such matter also could cause harm to our reputation and divert management attention from the operation of our business, even if the matters are ultimately determined in our favor. Moreover, any settlement, or any consent order or adverse judgment, in connection with any formal or informal proceeding or investigation by a government agency, may prompt litigation or additional investigations or proceedings as other litigants or other government agencies begin independent reviews of the same or similar activities.

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

In March 2022, in response to inflationary conditions, the U.S. Federal Reserve began raising the federal funds interest rate and continued to do so through July 2023, with the federal funds interest rate remaining elevated compared to March 2022 rates as of August 2024. Elevated interest rates have had, and may continue to have, an adverse impact on the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of consumers to remain current on their obligations and, therefore, lead to increased delinquencies, defaults, consumer bankruptcies and charge-offs, and decreasing recoveries, all of which could have an adverse effect on our business. Certain of our funding arrangements bear a variable interest rate. Given the fixed interest rates charged on the loans originated on our platform, in the event that variable interest rates rise across the market, our interest margin earned in these funding arrangements would be reduced. Dramatic increases in interest rates may make these forms of funding nonviable. In addition, certain of our loan sale agreements are repriced on a recurring basis using a mechanism tied to interest rates. To reduce our exposure to broad changes in prevailing interest rates, we maintain an interest rate hedging program which eliminates some, but not all, of the interest rate risk.

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

In our asset-backed securitizations, warehouse credit facilities, and forward flow agreements, we make numerous representations and warranties concerning the characteristics of the loans we pledge and/or sell (depending on the type of facility), including representations and warranties that the loans meet certain eligibility requirements of those facilities and investors. If those representations and warranties are incorrect, we may be required to repurchase certain of the financed loans. Failure to repurchase so-called “ineligible loans” when required could constitute an event of default under our financing agreements and lead to the potential termination of the applicable facility. We can provide no assurance, however, that we would have adequate cash or other qualifying assets available to make such repurchases. Such repurchases could be limited in scope, relating to small pools of loans, or larger in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, it would have a material adverse effect on our business, results of operations, financial condition, and future prospects.

Our revenue is impacted, to a significant extent, by the general economy, the creditworthiness of the U.S. consumer and the financial performance of our commercial partners.

Our business, the consumer financial services industry, and our commercial partners’ businesses are sensitive to macroeconomic conditions. Economic factors such as interest rates, changes in monetary and related policies, market volatility, inflationary conditions, student loan obligations, consumer confidence, and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions or a significant deterioration in economic conditions, including the current inflationary environment and possibility of a recession, reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified consumers to take out loans. Such conditions are also likely to affect the ability and willingness of consumers to pay amounts owed under the loans facilitated through our platform, each of which would have an adverse effect on our business, results of operations, financial condition, and future prospects.

The generation of new loans facilitated through our platform, and the transaction fees and other fee income due to us associated with such loans, depends upon sales of products and services by our commercial partners. Our commercial partners’ sales may decrease or fail to increase as a result of factors outside of their control, such as the macroeconomic conditions referenced above, or business conditions affecting a particular commercial partner, industry vertical, or region. Weak economic conditions also could extend the length of our commercial partners’ sales cycles and cause consumers to delay making (or not make) purchases of our commercial partners’ products and services. The decline of sales by our commercial partners for any reason will generally result in lower credit sales and, therefore, lower loan volume and associated fee income for us.

In addition, if a commercial partner closes some or all of its locations, ceases its e-commerce operations, or becomes subject to a voluntary or involuntary bankruptcy proceeding (or if there is a perception that it may become subject to a bankruptcy proceeding), consumers may have less incentive to pay their outstanding balances on loans facilitated through our platform, which could result in higher charge-off rates than anticipated. Moreover, if the financial condition of a commercial partner deteriorates significantly or a commercial partner becomes subject to a bankruptcy proceeding, we may not be able to recover amounts due to us from the commercial partner.

We are subject to both natural and man-made events that may unexpectedly disrupt our operations and adversely impact our business.

Our systems and operations are vulnerable to damage or interruption from earthquakes, wildfires, floods, heatwaves, hurricanes, tornadoes, severe winter weather and other natural disasters (including those caused by climate change), power losses, telecommunications failures, strikes, health pandemics, such as the COVID-19 pandemic, and similar events. For example, a significant natural disaster in the San Francisco Bay Area or any other location in which we have offices or facilities or employees working remotely, such as an earthquake, wildfire, heatwave, flood, hurricane, tornado or severe winter storm, could have a material adverse effect on our business, results of operations, financial condition, and future prospects, and our insurance coverage may be insufficient to compensate us for losses that may occur. In addition, strikes, wars, terrorism, and other geopolitical unrest could cause disruptions in our business and lead to interruptions, delays, or loss of critical data. If a natural disaster, power outage, connectivity issue, or other event occurs that impacts our employees' ability to work remotely, our business and results of operations could be adversely affected. We may not have sufficient protection or recovery plans in certain circumstances, such as a significant natural disaster, and our business interruption insurance may be insufficient to compensate us for losses that may occur.

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

Personal loans facilitated through our platform are not secured by any collateral, not guaranteed or insured by any third party, and not backed by any governmental authority in any way. Therefore, if we purchase the loans from our originating bank partners after they are originated, we are limited in our ability to collect on these loans if a consumer is unwilling or unable to repay them. A consumer’s ability to repay their loans can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card, and other loans resulting from increases in base lending rates or structured increases in payment obligations. If a consumer neglects his or her payment obligations on a loan facilitated through our platform or chooses not to repay his or her loan entirely, it will have an adverse effect on our business, results of operations, financial condition, future prospects, and cash flows.

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

There is risk of fraudulent activity associated with our platform, originating bank partners, card issuing banks, consumers, and third parties handling consumer information. Our resources, technologies, and fraud prevention tools may be insufficient to accurately detect and prevent fraud. We are obligated to repurchase the loans facilitated through our platform in certain cases of confirmed identity theft. The level of fraud related charge-offs on the loans facilitated through our platform could be adversely affected if fraudulent activity were to significantly increase.

We bear the risk of consumer fraud in a transaction involving us, a consumer, and a commercial partner, and we generally have no recourse to the commercial partner to collect the amount owed by the consumer. Significant amounts of fraudulent cancellations or chargebacks could adversely affect our business or financial condition. High profile fraudulent activity or significant increases in fraudulent activity could also lead to regulatory intervention, negative publicity, and the erosion of trust from our consumers and commercial partners, and could materially and adversely affect our business, results of operations, financial condition, future prospects, and cash flows.

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

Regulators, investor advocacy groups, certain institutional investors, investment funds, stockholders, consumers and other market participants have focused increasingly on the environmental, social and governance (“ESG”) or “sustainability” practices of companies. These parties have placed increased importance on the implications of the social cost of their investments. We may incur additional costs and require additional resources as we prepare for enhanced climate disclosure requirements from regulators, such as California and the SEC, and as we otherwise evolve our ESG strategy, practices and related disclosures. If our ESG strategy, practices and related disclosures, including the impact of our business on climate change, do not meet (or are viewed as not meeting) regulator, investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and employee retention may be negatively impacted.

Additional Risks Related to Our Reliance on Third Parties

Our results depend on prominent presentation, integration, and support of our platform by our commercial partners.

We depend on our commercial partners, which generally accept most major credit cards and other forms of payment (which may include pay-over-time solutions offered by our competitors), to present our platform as a payment option and to integrate our platform into their website or in their store, such as by prominently featuring our platform on their websites or in their stores and not just as an option at website checkout. We may not have any recourse against commercial partners if they do not prominently present our platform as a payment option or if they more prominently present solutions offered by our competitors. In addition, as we add new commercial partners, it could take a significant amount of time for these commercial partners, particularly larger platforms such as Apple Pay, to fully integrate our platform and for these commercial partners’ consumers to accept our pay-over-time solution. The failure by our commercial partners to effectively present, integrate, and support our platform would have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

If our commercial partners fail to fulfill their obligations to consumers or comply with applicable law, we may incur remediation costs.

Although our commercial partners are obligated to fulfill their contractual commitments to consumers and to comply with applicable law, including in marketing our products, from time to time, they might not, or a consumer might allege that they did not. This, in turn, can result in claims or defenses against our originating bank partners and us, or a loan purchaser, or in loans being uncollectible due to the Federal Trade Commission’s Holder in Due Course Rule (“Holder Rule”), or equivalent state laws. The Holder Rule requires the inclusion of a specific notice in consumer credit contracts evidencing debts arising from purchase money loan transactions. The notice provides that the holder of the consumer credit contract is subject to all claims and defenses which the debtor could assert against the seller of goods or services obtained with the proceeds of the consumer credit contract. In those cases, we may decide that it is beneficial to remediate the situation, either through assisting the consumers to get a refund, working with our originating bank partners to modify the terms of the loan or reducing the amount due, making a payment to the consumer, or otherwise. Historically, the cost of remediation has not been material to our business, but we make no assurance that it will not be in the future.

Our third-party supplier relationships subject us to a variety of risks, and the failure of third parties to comply with legal or regulatory requirements or to provide various services that are important to our operations could have an adverse effect on our business, results of operations, financial condition, and future prospects.

We have significant third-party partners that, among other things, provide us with financial, technology, and other services to support our products and other activities, including, for example, credit ratings and reporting, cloud-based data storage and other IT solutions, and payment processing. The CFPB has issued guidance stating that institutions under its supervision may be held responsible for the actions of the companies with which they contract. Accordingly, we could be adversely impacted to the extent our third-party partners fail to comply with the legal requirements applicable to the particular products or services being offered.

In some cases, third-party partners are the sole source, or one of a limited number of sources, of the services they provide to us. For example, we are solely reliant on our agreement with our cloud computing web services provider for the provision of cloud infrastructure services to support our platform. In addition, we rely on a single third-party partner to provide a number of issuing and processing services across several of our products.

Most of our third-party partner agreements are terminable by the third party on little or no notice, and if our current third-party partners were to terminate their agreements with us or otherwise stop providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms (or at all). If any third-party partner fails to provide the services we require, fails to meet contractual requirements (including compliance with applicable laws and regulations), fails to maintain adequate data privacy controls and electronic security systems, or suffers a cyber-attack or other security breach, such as the Evolve Bank & Trust cybersecurity incident reported in June 2024, we could be subject to CFPB, FTC and other federal and state regulatory enforcement actions, claims from third parties, including our consumers, and suffer economic and reputational harm that could have an adverse effect on our business. Further, we may incur significant costs to resolve any such disruptions in service, which could adversely affect our business.

For example, certain installment loans are originated by our originating bank partners and then disbursed to merchants via single-use virtual cards facilitated through our partnership with an issuer processor. This issuer processor issues single-use virtual cards through Evolve Bank & Trust, its issuing bank partner, which allow loans facilitated through our platform to be processed over the card network. Such loans facilitated through our platform can be used at merchants where we are not integrated at checkout, allowing consumers to complete purchases with virtual cards just as they would with a standard credit or debit card. In the event that our issuer processor becomes unable or unwilling to facilitate the disbursements to merchants and we are unable to reach an agreement with another third-party partner, such loans would no longer be able to be facilitated through our platform.

For certain transactions, we partially rely on card issuers, payment processors, or third-party payment networks. If we fail to comply with the applicable requirements set forth in our agreements with Visa and other such counterparties, such counterparties may seek to fine us, suspend us, or terminate our registrations, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

For certain transactions, we partially rely on card issuers, payment processors, or third-party payment networks, and must pay a fee for their services. From time to time, payment networks, such as Visa, may increase the interchange fees that they charge for each transaction using one of their cards. The payment processors and payment networks routinely update and modify their requirements. Changes in the requirements, including changes to risk management and collateral requirements, may impact our ongoing cost of doing business and we may not, in every circumstance, be able to pass through such costs to our merchants or associated participants. Furthermore, if we do not comply with the payment processors’ or payment networks’ requirements (e.g., their rules, bylaws, and charter documentation), the payment processors or payment networks, as applicable, could seek to fine us, suspend us or terminate our registrations that allow us to process transactions on their networks. The termination of our registration due to failure to comply with the applicable requirements of Visa or other payment networks or payment processors, or any changes in the payment networks’ or payment processors’ rules that would impair our registration, could require us to stop providing payment services to Visa or other payment networks or payment processors, which could have a material adverse effect on our business, results of operations, financial condition, and future prospects.

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

We use vendors, such as our cloud computing web services provider, virtual card processing companies, and third-party software providers (including companies that provide our risk scoring models), in the operation of our platform. The satisfactory performance, reliability, and availability of our technology and our underlying network and infrastructure are critical to our operations and reputation and the ability of our platform to attract new and retain existing commercial partners and consumers. We rely on these vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses or malicious attempts to harm or compromise these systems, criminal acts, and similar events. We may also be harmed if data, technology, or software becomes non-compliant with existing regulations or industry standards, becomes subject to third-party claims of intellectual property infringement, misappropriation, or other violation, is breached by unauthorized third parties, or malfunctions or functions in a way we did not anticipate. If our arrangement with a vendor is terminated or if there is a lapse of service or damage to its systems or facilities, we could experience interruptions in our ability to operate our platform. We also may experience increased costs and difficulties in replacing that vendor and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. Any interruptions or delays in our platform availability, whether as a result of a failure to perform on the part of a vendor, any damage to one of our vendor’s systems or facilities, the termination of any of our third-party vendor agreement, software failures, our or our vendor’s error, natural disasters, terrorism, other man-made problems, security breaches, whether accidental or willful, or other factors, could harm our relationships with our merchants and consumers and also harm our reputation.

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

Our business involves the collection, storage, use, disclosure, processing, transfer, and other handling (collectively, “processing”) of a wide variety of information, including personally identifiable information, for various purposes in our business, including to help support the integrity of our services and to provide features and functionality to our consumers and commercial partners. The processing of the information we acquire in connection with our consumers’ and commercial partners’ use of our services, particularly on our internet applications for consumers, is subject to numerous privacy, data protection, cybersecurity, and other laws and regulations in the United States and foreign jurisdictions. The automated nature of our business and our reliance on digital technologies may make us an attractive target for, and potentially vulnerable to, cyber-attacks, computer malware, computer viruses, social engineering (including phishing and ransomware attacks), general hacking, physical or electronic break-ins, or similar disruptions. In addition, our remote working environment may exacerbate these risks.

While we and our third-party partners have taken steps to protect the confidential, proprietary, and sensitive information to which we have access and to prevent data loss, our security measures or those of our third-party partners could be breached, such as the Evolve Bank & Trust cybersecurity incident reported in June 2024, resulting in the loss of, or unauthorized access to, our or our consumers’ data, our intellectual property, or other confidential, proprietary, or sensitive business information and could expose us to liability related to the loss of the information, time-consuming and expensive litigation, potential regulatory scrutiny and negative publicity.

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

Our ability to compete effectively is dependent in part upon our ability to obtain, maintain, protect, and enforce our intellectual property and other proprietary rights, including with respect to our proprietary technology, and to obtain licenses to use the intellectual property and proprietary rights of others. We rely on a combination of patents, trademarks, service marks, copyrights, trade secrets, domain names, and agreements with employees and third parties to protect our intellectual property and other proprietary rights. We also enter into agreements containing obligations of confidentiality with each party that has or may have had access to proprietary information, know-how, or trade secrets owned or held by us. Nonetheless, the steps we take to obtain, maintain, protect, and enforce our intellectual property and other proprietary rights may be inadequate. For example, our competitors and other third parties may design around or independently develop similar technology or otherwise duplicate or mimic our services or products such that we would not be able to successfully assert our intellectual property or other proprietary rights against them. We cannot assure that any future patent, trademark, or service mark registrations will be issued for our pending or future applications or that any of our current or future patents, copyrights, trademarks, or service marks (whether registered or unregistered) will be valid, enforceable, sufficiently broad in scope, provide adequate protection of our intellectual property or other proprietary rights, or provide us with any competitive advantage.

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

In addition, the U.S., Canadian and other international governments (including the U.K. upon our commencement of facilitating loans in that jurisdiction), states, and provinces may pass new laws, or may amend existing laws, to further regulate the consumer finance industry or loans of the type provided through our platform, or to reduce the finance charges or other fees that may be imposed with respect to consumer loans. This could make the provision and collection of consumer loans more difficult or costly, which may negatively impact our business.

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

New laws or regulations could also require us to incur significant expenses and devote significant management attention to ensure compliance. For example, in May 2024, the CFPB issued an interpretive rule that extended certain provisions of Subpart B and Subpart G of Regulation Z to “lenders that issue digital user accounts used to access credit, including to those lenders that market loans as ‘Buy Now, Pay Later’ (BNPL).” However, the interpretive rule is an interpretation of existing law that “does not impose any new or revise any existing recordkeeping, reporting, or disclosure requirements,” thereby applying to past operations. Our failure to comply (or to ensure that our agents and third-party service providers comply) with these laws or regulations may result in litigation or enforcement actions, the penalties for which could include: revocation of licenses; fines and other monetary penalties; civil and criminal liability; substantially reduced payments by borrowers; modification of the original terms of loans, permanent forgiveness of debt, or inability to, directly or indirectly, collect all or a part of the principal of or interest on loans; and increased purchases of loan receivables for loans originated by our originating bank partners and indemnification claims.

We are subject to the regulatory and enforcement authority of the CFPB as a facilitator, servicer, acquirer or originator of consumer credit. As such, the CFPB has in the past requested reports concerning our organization, business conduct, markets, and activities, and we expect that the CFPB will continue to do so from time to time in the future. In addition, we are now supervised by the CFPB. The CFPB’s supervision of us enables it, among other things, to conduct comprehensive and rigorous examinations to assess our compliance with consumer financial protection laws, which could result in investigations, enforcement actions, regulatory fines and mandated changes to our business products, policies and procedures. The CFPB, through its supervision and enforcement authority, could increase our compliance costs, potentially hinder our ability to respond to marketplace changes, impose requirements to alter products and services that would make them less attractive to consumers and impair our ability to offer products and services profitably. For further discussion on the CFPB's enforcement authority, see “Business — Regulatory Environment — U.S. federal consumer protection requirements.”

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

Our originating bank partners are subject to increasingly demanding regulatory requirements. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit their operations significantly and control the methods by which they conduct business. In addition, compliance with laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance requirements. In particular, regulatory requirements affect our originating bank partners’ lending practices and investment practices, among other aspects of their businesses, and restrict transactions between us and our originating bank partners. For example, from time to time, regulatory agencies for our bank partners may re-evaluate the information we are required to collect from consumers in order to facilitate loans through our platform. Any change in the nature or amount of personal information that we are required to collect from consumers may cause some consumers to choose not to complete their purchases — or purchase less frequently — with us, which may adversely impact our conversion rates, and, as a result, adversely impact our revenue, GMV, and other of our key operating metrics. These requirements may constrain the operations of our originating bank partners, and the adoption of new laws and changes to, or repeal of, existing laws may have a further impact on our business.

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

We regularly use vendors and subcontractors as part of our business. We also depend on our substantial ongoing business relationships with our originating bank partners, commercial partners, and other third parties. These types of third-party relationships, including with our originating bank partners, are subject to increasingly demanding regulatory requirements and oversight by federal bank regulators (such as the Federal Reserve Board, the Office of the Comptroller of the Currency, and the Federal Deposit Insurance Corporation), the CFPB, state and international regulators.

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

Our failure, or the failure of any third party with whom we work, to comply with privacy and data protection laws could result in potentially significant regulatory investigations and government actions, litigation, fines, or sanctions, consumer, funding source, bank partner, or commercial partner actions, and damage to our reputation and brand, all of which could have a material adverse effect on our business. Complying with privacy and data protection laws and regulations may cause us to incur substantial operational costs or require us to change our business practices. We may not be successful in our efforts to achieve compliance either due to internal or external factors, such as resource allocation limitations or a lack of vendor cooperation. We have in the past, and may in the future, receive complaints or notifications from third parties alleging that we have violated applicable privacy and data protection laws and regulations. Non-compliance could result in proceedings against us by governmental entities, consumers, data subjects, or others. We may also experience difficulty retaining or obtaining new consumers in these jurisdictions due to the legal requirements, compliance cost, potential risk exposure, and uncertainty for these entities, and we may experience significantly increased liability with respect to these consumers pursuant to the terms set forth in our engagements with them.

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

If our controls designed to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations are ineffective in ensuring compliance with all such laws and regulations, our failure to comply with these laws and regulations could result in a breach and termination of our agreements with our originating bank partners or criticism by international or state governmental agencies, which would have a material adverse effect on our business, results of operations, financial condition, and future prospects.

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

Further, as of June 30, 2024, Max Levchin, our Founder, Chairman and Chief Executive Officer, had voting control over approximately 43.1% of the voting power of our outstanding capital stock. As a stockholder, Mr. Levchin is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.

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

In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including: variations in our quarterly or annual results of operations; additions or departures of key management personnel; the loss of an originating bank partner or key funding sources or commercial partner; adverse economic conditions resulting in decreased consumer demand; the growth and development of key commercial partner relationships, including our relationship with Amazon; material cybersecurity incidents; and changes in our earnings estimates (if provided). Also, the publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry, adverse announcements by us or others and developments affecting us, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, actions by institutional stockholders, and increases in market interest rates that may lead investors in our shares to demand a higher yield, could result in the significant decrease of the market price of shares of our Class A common stock.

Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares that we may file for ourselves or our stockholders. In addition, as of June 30, 2024, we had stock options and restricted stock units outstanding that, if fully exercised or settled, would result in the issuance of an aggregate of 47,622,117 shares of our Class A common stock. All of the shares of our Class A common stock issuable upon the exercise of stock options and settlement of restricted stock units, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.

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

In the future, we may attempt to obtain financing or to further increase our capital resources by issuing additional shares of our Class A common stock or securities convertible into shares of our Class A common stock or offering debt or other securities. We could also issue shares of our Class A common stock or securities convertible into our Class A common stock or debt or other securities in connection with acquisitions or other strategic transactions. In addition, as we did when we initially formed our partnership with Shopify and when we entered into the Amended and Restated Installment Financing Services Agreement with Amazon, we may issue additional shares of our Class A common stock or securities convertible into shares of Class A common stock as a means of initiating, developing, strengthening or preserving key commercial partner relationships. Issuing additional shares of our Class A common stock or securities convertible into shares of our Class A common stock or debt or other securities may dilute the economic and voting rights of our existing stockholders and would likely reduce the market price of our Class A common stock both upon issuance and conversion, in the case of securities convertible into shares of our Class A common stock. Upon liquidation, holders of debt securities and preferred shares, if issued, and lenders with respect to other borrowings would receive a distribution on our distributable assets prior to the holders of our common stock. Debt securities convertible into equity securities could be subject to adjustments in the conversion ratio pursuant to which certain events may increase the number of equity securities issuable upon conversion. Preferred shares, if issued, could have a preference with respect to liquidating distribution or preferences with respect to dividend payments that could limit our ability to pay dividends to the holders of our common stock. Our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, which may adversely affect the amount, timing, and nature of our future offerings. As a result, holders of our Class A common stock bear the risk that our future offerings may reduce the market price of our Class A common stock and dilute their stockholdings in us.

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

Our amended and restated bylaws, to the fullest extent permitted by law, provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of us, (ii) any action asserting a claim of breach of a duty (including any fiduciary duty) owed by any of our current or former directors, officers, stockholders, employees or agents to us or our stockholders, (iii) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents arising out of or relating to any provision of the DGCL or our amended and restated certificate of incorporation or our amended and restated bylaws, or (iv) any action asserting a claim against us or any of our current or former directors, officers, stockholders, employees or agents governed by the internal affairs doctrine of the State of Delaware. This provision does not apply to suits brought to enforce any duty or liability created by the Securities Act, or rules and regulations thereunder.

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

Holders will have the right to require us to repurchase their 2026 Notes upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes to be repurchased, plus accrued and unpaid special interest, if any. In addition, upon conversion of the 2026 Notes, we will be required to make cash payments for each $1,000 in principal amount of 2026 Notes converted of at least the lesser of $1,000 and the sum of the daily conversion values as described in the indenture governing the 2026 Notes. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefore or pay cash with respect to the 2026 Notes being converted. In addition, our ability to repurchase the 2026 Notes or to pay cash upon conversions of the 2026 Notes may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2026 Notes at a time when the repurchase is required or to pay any cash payable on future conversions of the 2026 Notes would constitute a default under the indenture governing the 2026 Notes. A default under the indenture governing the 2026 Notes or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2026 Notes or make cash payments upon conversions thereof.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have established a cybersecurity program, informed by the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), that is designed to safeguard our information systems against cybersecurity threats. This program incorporates a variety of processes and cybersecurity tools designed to assess, identify and manage material risks from cybersecurity threats.

Those processes include automated and manual testing of our systems for vulnerabilities as well as monitoring and responding to suspicious activity. We use established cybersecurity risk frameworks to identify, measure and prioritize cybersecurity risks and develop corresponding cybersecurity controls and safeguards, and we have implemented a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents. Leveraging both internal and external resources, we conduct regular reviews and tests, including penetration testing as well as tabletop and red team exercises, to evaluate the effectiveness of our cybersecurity program, enhance our cybersecurity measures, and inform our planning. We periodically engage external auditors and consultants to assess our cybersecurity programs. We also maintain a risk-based approach to identifying and overseeing risks from cybersecurity threats associated with our use of third-party service providers.

In addition, we require Affirm employees to participate in cybersecurity awareness training. These training sessions are designed to enhance our employees’ awareness of cybersecurity threats and provide information about best practices to protect Affirm’s information systems. We require additional tailored cybersecurity training for certain employees based on their specific job responsibilities.

Our cybersecurity program is integrated with our overall risk management program through our Chief Information Security Officer’s (“CISO”) participation in governance structures such as the Risk Management Committee and Technology and Operational Risk Committee, and the incorporation of cybersecurity into the Company’s overall compliance and enterprise risk management programs.

As of the date of this Report, our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents.

Cybersecurity Governance

Our Board of Directors has delegated authority to its Audit Committee to oversee risks associated with cybersecurity threats. Members of the Audit Committee receive updates periodically from our CISO regarding cybersecurity risks. These updates include, among other topics, reviews of existing and newly identified cybersecurity risks, status updates on how management is addressing and/or mitigating those risks, information about cybersecurity incidents (if any), as well as updates regarding the status of key cybersecurity initiatives.

Our CISO is principally responsible for assessing and managing our cybersecurity risk management program, in partnership with leaders from our Technology, Information Security, Internal Audit, Legal and Compliance teams. Such individuals have an average of over 20 years of prior work experience in various roles involving technology, information security, auditing and compliance. These individuals, including the CISO, are informed about and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, our CISO then makes periodic reports to the Audit Committee regarding such matters.

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

Holders of Record

As of August 23, 2024, there were 252 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of August 23, 2024, there were 174 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends for the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fourth quarter of 2024.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (“Form 10-K”). You should review the section titled “Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context otherwise requires, all references in this Report to “Affirm,” the “Company,” “we,” “our,” “us,” or similar terms refer to Affirm Holdings, Inc. and its subsidiaries. A discussion regarding our financial condition and results of operations for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended June 30, 2023 compared to the fiscal year ended June 30, 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2023.
Overview

We are building the next generation payment network. We believe that by using modern technology, strong engineering talent, and a mission-driven approach, we can reinvent payments and commerce. Our solutions, which are built on trust and transparency, are designed to make it easier for consumers to spend responsibly and with confidence, easier for merchants and commerce platforms to convert sales and grow, and easier for commerce to thrive.
Our point-of-sale solutions allow consumers to pay for purchases in fixed amounts without deferred interest, late fees, or penalties. We empower consumers to pay over time rather than paying for a purchase entirely upfront. This increases consumers’ purchasing power and gives them more control and flexibility. Our platform facilitates both true 0% APR payment options and interest-bearing loans. On the merchant side, we offer commerce enablement, demand generation, and consumer acquisition tools. Our solutions empower merchants to more efficiently promote and sell their products, optimize their consumer acquisition strategies, and drive incremental sales. We also provide valuable product-level data and insights — information that merchants cannot easily get elsewhere — to better inform their strategies. Finally, for consumers, our app unlocks the full suite of Affirm products for a delightful end-to-end consumer experience. Consumers can use our app to apply for installment loans, and upon approval, they can use the Affirm Card digitally online or in-stores to complete a purchase. Additionally, consumers can manage the pre and post purchase split of Affirm Card transactions into loan, manage payments, open a high-yield savings account, and access a personalized marketplace.
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

	Year ended June 30,			2024 vs 2023		2023 vs 2022
	2024	2023	2022	$	%	$	%
	(in thousands, except percentages)
Total revenue, net	$2,322,999	$1,587,985	$1,349,292	$735,014	46%	$238,693	18%
Total operating expenses	2,938,846	2,788,847	2,215,340	149,999	5%	573,507	26%
Operating loss	$(615,847)	$(1,200,862)	$(866,048)	$585,015	(49)%	$(334,814)	39%
Other income, net	100,320	211,617	141,217	(111,297)	(53)%	70,400	50%
Loss before income taxes	$(515,527)	$(989,245)	$(724,831)	$473,718	(48)%	$(264,414)	36%
Income tax expense (benefit)	2,230	(3,900)	(17,414)	6,130	(157)%	13,514	(78)%
Net loss	$(517,757)	$(985,345)	$(707,417)	$467,588	(47)%	$(277,928)	39%
Our Financial Model

Our Revenue Model
We have three main loan product offerings: Pay-in-4, 0% annual percentage rate (“APR”) monthly installment loans and interest-bearing monthly installment loans. Pay-in-4 is a short-term payment plan with four biweekly 0% APR installments.
From merchants, we typically earn a fee when we help them convert a sale and facilitate a transaction. Merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering; we generally earn larger merchant fees on 0% APR financing products. For the years ended June 30, 2024, 2023, and 2022, Pay-in-4 represented 15%, 19%, and 22%, respectively, of total GMV facilitated through our platform while 0% APR installment loans represented 11%, 13%, and 21%, respectively.

From consumers, we earn interest income on the simple interest loans that we originate or purchase from our originating bank partners. Interest rates charged to our consumers vary depending on the transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. Because our consumers are never charged deferred or compounding interest, late fees, or penalties on the loans, we are not incentivized to profit from our consumers’ hardships. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from one of our originating bank partners or our direct origination of a loan. For the years ended June 30, 2024, 2023, and 2022, interest bearing loans represented 74%, 68%, and 58% of total GMV facilitated through our platform, respectively.
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
Our Loan Origination and Servicing Model
When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model. Once approved for the loan, the consumer then selects their preferred repayment option. A portion of these loans are funded and issued by our originating bank partners, which include Cross River Bank, an FDIC-insured New Jersey state-chartered bank, Celtic Bank, an FDIC-insured Utah state-chartered industrial bank, and Lead Bank, an FDIC-insured Missouri state-chartered bank. These partnerships allow us to benefit from our partners’ ability to originate loans under their banking licenses while complying with various federal, state, and other laws. Under this arrangement, we must comply with our originating bank partners' credit policies and underwriting procedures, and our originating bank partners maintain ultimate authority to decide whether to originate a loan or not. When an originating bank partner originates a loan, it funds the loan through its own funding sources and may subsequently offer and sell the loan to us. Pursuant to our agreements with these partners, we are obligated to purchase the loans facilitated through our platform that such partner offers us and our obligation is secured by cash deposits. To date, we have purchased all of the loans facilitated through our platform and originated by our originating bank partners. When we purchase a loan from an originating bank partner, the purchase price is equal to the outstanding principal balance of the loan, plus a fee and any accrued interest. The originating bank partner also retains an interest in the loans purchased by us through a loan performance fee that is payable by us on the aggregate principal amount of a loan that is paid by a consumer. See Note 13. Fair Value of Financial Assets and Liabilities of the accompanying notes to our consolidated financial statements for more information on the performance fee liability.

We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada and across several states in the U.S. through our consolidated subsidiaries. We directly originated approximately $4.5 billion, or 17%, $3.7 billion, or 18%, and $3.3 billion, or 16% of loans for the years ended June 30, 2024, 2023 and 2022, respectively.
We act as the servicer on all loans that we originate directly or purchase from our originating bank partners and earn a servicing fee on loans we sell to our funding sources. In the normal course of business, we do not sell the servicing rights on any of the loans. To allow for flexible staffing to support overflow and seasonal traffic, we partner with several sub-servicers to manage consumer care, first priority collections, and third-party collections in accordance with our policies and procedures.
Factors Affecting Our Performance
Our performance has been and may continue to be affected by many factors, including those identified below, as well as the factors discussed in the section titled “Risk Factors” in this Form 10-K.
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. As of June 30, 2024 and June 30, 2023, our equity capital as a percentage of our total platform portfolio has remained relatively unchanged at 5%. The mix of on-balance sheet and off-balance sheet funding is a function of how we choose to allocate loan volume, which is determined by the economic arrangements and supply of capital available to us, both of which may also impact our results in any given period.
Mix of Business on Our Platform
The shifts in merchant volumes and products offered in any period affect our operating results. These shifts impact GMV, revenue, our financial results, and our key operating metric performance for that period. Differences in loan product mix result in varying loan durations, APR, and mix of 0% APR and interest-bearing financings.
Product and economic terms of commercial agreements vary among our merchants, which may impact our results. For example, our low average order value (“AOV”) products generally benefit from shorter duration, but also have lower revenue as a percentage of GMV when compared to high AOV products. Merchant mix shifts are driven in part by the products offered by the merchant, the economic terms negotiated with the merchant, merchant-side activity relating to the marketing of their products, whether or not the merchant is fully integrated within our network, and general economic conditions affecting consumer demand. Our revenue as a percentage of GMV in any given period varies across products. As such, as we continue to expand our network to include more merchants and product offerings, revenue as a percentage of GMV may vary.

Additionally, our commercial agreements with our platform partners, along with the growing repeat usage of our Pay-in-4 and Affirm Card offerings, are driving an increase in low AOV transactions. As a result, while we expect that transactions per active consumer may increase, revenue as a percentage of GMV may decline in the medium term to the extent that a greater portion of our GMV comes from Pay-in-4, Affirm Card and other low-AOV offerings.
Seasonality
We experience seasonal fluctuations in our business as a result of consumer spending patterns, including Affirm Card, which we expect to mimic the seasonality of our general business in the near term. Historically, our GMV has been the strongest during our fiscal second quarter due to increases in retail commerce during the holiday season and our loan delinquencies are at their lowest during our fiscal third and fourth quarter, as consumer savings benefit from tax refunds. Adverse events that occur during our second fiscal quarter could have a disproportionate effect on our financial results for the fiscal year.
Macroeconomic Environment
We regularly monitor the direct and indirect impacts of the current macroeconomic conditions on our business, financial condition, and results of operations. Starting in fiscal 2023, the macroeconomic environment began to present a number of challenges to our business. In response to continued inflationary pressure, the U.S. Federal Reserve rapidly raised the federal funds interest rate from March 2022 through July 2023, and there is no certainty as to whether and to what extent the federal funds interest rate will remain at current levels, increase or decrease in future periods. Simultaneously, economic uncertainty and the prospect of economic recession has impacted consumer spending. These challenges have affected, and may continue to affect, our business and results of operations in the following ways:
•Shifts in consumer demand: Since fiscal 2023, we have experienced varying levels of consumer demand across different categories of merchandise. While there was an increase in overall consumer demand in fiscal 2024, we continued to experience decreased demand for certain discretionary items, which has impacted GMV growth in those categories. Continued economic uncertainty, inflationary pressures, and a higher interest rate environment may further negatively impact consumer demand in future periods.

•Increased borrowing costs: Our borrowing costs have remained elevated due to the interest rate environment, resulting in sustained higher transaction costs. Should the interest rate environment remain elevated, we may continue to experience higher transaction costs.

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

Consumer Credit Optimization and Loan Performance
We continue to optimize our underwriting and take other actions to manage consumer loan repayment, increase collections and minimize losses. For example, we offer loan modifications to borrowers experiencing financial difficulty to provide greater flexibility for consumers to repay their obligations, through payment deferrals or loan re-amortizations. A payment deferral extends the next payment due date, and while a consumer may receive more than one deferral, the total deferral period may not exceed three months. A loan re-amortization lowers the monthly payments by extending the term, which may not exceed twenty-four months.

These loan modification programs also impact our delinquency rates, and such impact can vary over time. As disclosed in Note 4. Loans Held for Investment and Allowance for Credit Losses of the accompanying notes to our consolidated financial statements during the year ended June 30, 2024, we expanded the eligibility of our loan modification programs, which resulted in a modest benefit to delinquency rates for loans held for investment as of June 30, 2024. As we continue to evaluate the effectiveness of these programs, we may modify, expand, or contract the usage of these programs, which may impact our delinquency rates in future periods.

As of June 30, 2024, taking into account the loan modifications discussed above, our 30-day delinquency rates for monthly installment loans were comparable to our delinquency rates as of June 30, 2023. However, our allowance rates for loan losses as of June 30, 2024 increased over our allowance rates as of June 30, 2023 due primarily to adjustments in our credit criteria in light of increasing interest income generated by our loans. In future fiscal quarters, on a comparative basis, delinquency rates may vary with seasonal trends as well as due to other actions, including underwriting and profitability optimizations and the level of loan modifications implemented in the current or preceding fiscal quarters.

Regulatory Developments
We are subject to the regulatory and enforcement authority of the Consumer Financial Protection Bureau (the “CFPB”) as a facilitator, servicer, acquirer or originator of consumer credit. As such, the CFPB has in the past requested reports concerning our organization, business conduct, markets, and activities, and we expect that the CFPB will continue to do so from time to time in the future. In addition, we are supervised by the CFPB, which enables it, among other things, to conduct comprehensive and rigorous examinations to assess our compliance with consumer financial protection laws, which in turn could result in matters requiring attention, enforcement investigations and actions, regulatory fines and mandated changes to our business products, policies and procedures.
On May 22, 2024, the CFPB issued the Truth in Lending Interpretive Rule, effective July 30, 2024, that extended to Buy Now, Pay Later (BNPL) providers certain dispute and refund requirements applicable to credit card providers. The Interpretive Rule is an interpretation of existing law, thereby applying to past operations. The Interpretive Rule may result in operational and compliance challenges and new litigation risks and scrutiny by federal and state regulators.
Key Operating Metrics

We focus on several key operating metrics to measure the performance of our business and help determine our strategic direction. In addition to revenue, net loss, and other results under U.S. GAAP, the following tables set forth key operating metrics we use to evaluate our business.

	Year ended June 30,
	2024	2023	2022
	(in billions)
Gross merchandise volume (GMV)	$26.6	$20.2	$15.5
GMV
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the year ended June 30, 2024, GMV was $26.6 billion, an increase of approximately 32% from $20.2 billion for the year ended June 30, 2023, and an increase of approximately 72% from $15.5 billion for the year ended June 30, 2022. Overall, the increase in GMV was driven by an increase in volume at our top five merchants and platform partners as well as overall increases in our active merchant base, active consumers and average transactions per consumer. The increase in GMV for the year ended June 30, 2024 also reflected increased consumer demand at our largest merchant partners by GMV and increased consumer demand in our travel and ticketing, electronics and general merchandise categories.
For the years ended June 30, 2024, 2023, and 2022, our top five merchants and platform partners represented approximately 47%, 42%, and 32%, respectively, of total GMV. For the year ended June 30, 2024,

GMV attributable to Amazon represented 21% of total GMV. For both the years ended June 30, 2023 and 2022, GMV attributable to Amazon represented less than 20% of total GMV.

	June 30, 2024	June 30, 2023	June 30, 2022
	(in thousands, except per consumer data)
Active consumers	18,713	16,469	13,980
Transactions per active consumer	4.9	3.9	3.0
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who engages in at least one transaction on our platform during the 12 months prior to the measurement date.
As of June 30, 2024, we had approximately 18.7 million active consumers, which represented an increase of 14% compared to approximately 16.5 million as of June 30, 2023, and 34% compared to approximately 14.0 million as of June 30, 2022. The increase was primarily due to a high retention rate of existing consumers and the acquisition of new consumers through an expanding active merchant base, Affirm Card and platform partnerships.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date.
As of June 30, 2024, we had approximately 4.9 transactions per active consumer, an increase of 26% compared to June 30, 2023 and an increase of 64% compared to June 30, 2022. The increase was primarily due to platform growth, a higher frequency of repeat users driven by consumer engagement and growth of Affirm Card active consumers. As of June 30, 2024, Affirm Card represented approximately 8% of the total number of transactions compared to approximately 2% as of June 30, 2023.

Results of Operations

The following tables set forth selected consolidated statements of operations and comprehensive loss data for each of the periods presented:

	Year ended June 30,			2024 vs 2023		2023 vs 2022
	2024	2023	2022	$ Change	% Change	$ Change	% Change
	(in thousands)
Revenue
Merchant network revenue	$674,607	$507,600	$458,511	$167,007	33%	$49,089	11%
Card network revenue	151,401	119,338	100,696	32,063	27%	18,642	19%
Total network revenue	826,008	626,938	559,207	199,070	32%	67,731	12%
Interest income (1)	1,204,355	685,217	527,880	519,138	76%	157,337	30%
Gain on sales of loans (1)	197,153	188,341	196,435	8,812	5%	(8,094)	(4)%
Servicing income	95,483	87,489	65,770	7,994	9%	21,719	33%
Total revenue, net	$2,322,999	$1,587,985	$1,349,292	$735,014	46%	$238,693	18%
Operating expenses (2)
Loss on loan purchase commitment	$180,395	$140,265	$204,081	$40,130	29%	$(63,816)	(31)%
Provision for credit losses	460,628	331,860	255,272	128,768	39%	76,588	30%
Funding costs	344,253	183,013	69,694	161,240	88%	113,319	163%
Processing and servicing	343,249	257,343	157,814	85,906	33%	99,529	63%
Technology and data analytics	501,857	615,818	418,643	(113,961)	(19)%	197,175	47%
Sales and marketing	576,405	638,280	532,343	(61,875)	(10)%	105,937	20%
General and administrative	525,291	586,398	577,493	(61,107)	(10)%	8,905	2%
Restructuring and other	6,768	35,870	—	(29,102)	(81)%	35,870	NM*
Total operating expenses	2,938,846	2,788,847	2,215,340	149,999	5%	573,507	26%
Operating loss	$(615,847)	$(1,200,862)	$(866,048)	$585,015	(49)%	$(334,814)	39%
Other income, net	100,320	211,617	141,217	(111,297)	(53)%	70,400	50%
Loss before income taxes	$(515,527)	$(989,245)	$(724,831)	$473,718	(48)%	$(264,414)	36%
Income tax expense (benefit)	2,230	(3,900)	(17,414)	6,130	(157)%	13,514	(78)%
Net loss	$(517,757)	$(985,345)	$(707,417)	$467,588	(47)%	$(277,928)	39%
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

	Year ended June 30,
	2024	2023	2022
	(in thousands)
Balance at the beginning of the period	$96,576	$42,780	$53,177
Additions from loans purchased or originated, net of refunds	268,441	259,720	366,900
Amortization of discount	(204,654)	(158,703)	(185,050)
Unamortized discount released on loans sold	(60,580)	(46,885)	(191,612)
Impact of foreign currency translation	(1,256)	(336)	(635)
Balance at the end of the period	$98,527	$96,576	$42,780
(2) Amounts include stock-based compensation as follows:

	Year ended June 30,
	2024	2023	2022
	(in thousands)
General and administrative	$228,334	$239,923	$248,797
Technology and data analytics	96,596	181,396	116,531
Sales and marketing	16,374	25,914	23,224
Processing and servicing	3,207	4,476	2,431
Total stock-based compensation in operating expenses	344,511	451,709	390,983
Capitalized into property, equipment and software, net	126,510	80,108	54,542
Total stock-based compensation	$471,021	$531,817	$445,525
Comparison of the Years Ended June 30, 2024 and 2023

Merchant Network Revenue
Merchant network revenue is impacted by both GMV and the mix of loans originated on our platform as merchant fees vary based on loan characteristics. In particular, merchant network revenue as a percentage of GMV typically increases with longer-term, non interest-bearing loans with higher AOVs, and decreases with shorter-term, interest-bearing loans with lower AOVs.
Merchant network revenue for the year ended June 30, 2024 increased by $167.0 million, or 33%, compared to the same period in 2023. The increase is primarily attributed to an increase of $6.4 billion or 32% in GMV for the year ended June 30, 2024. GMV increased from $20.2 billion as of June 30, 2023 to $26.6 billion as of June 30, 2024. The increase in GMV is a result of continued growth at our top five merchants and platform partners representing approximately 47% and 42% as of June 30, 2024 and 2023, respectively, as well as growth in our active merchant base and active consumers, reaching approximately 303 thousand and 18.7 million, respectively, as of June 30, 2024, up from approximately 254 thousand and 16.5 million, respectively, as of June 30, 2023. Additionally, the average transactions per active consumer increased from 3.9 as of June 30, 2023 to 4.9 as of June 30, 2024. The increase in consumers and average transactions per active consumer is partially offset by a decrease in AOVs. For the year ended June 30, 2024 AOV was $292 down from $318 for the same period in fiscal 2023. The decrease in AOV is due to the diversification of our merchant base and our initiative to drive repeat usage of our platform beyond one-time high AOV purchases.
Card Network Revenue
Card network revenue for the year ended June 30, 2024 increased by $32.1 million, or 27%, compared to the same period in 2023. Card network revenue growth is correlated with the growth of GMV processed by our issuer processors. As such, the increase is primarily driven by $8.2 billion of GMV processed through our issuer processors, an increase of 40% for the year ended June 30, 2024, as compared to the same period in 2023. This was driven by increased card activity through Affirm Card and our single use virtual debit cards, as well as growth in existing and new merchants utilizing our agreement with card-issuing partners as a means of integrating Affirm services, which grew from approximately 1,300 merchants as of June 30, 2023 to 1,900 merchants as of June 30, 2024. Card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
Interest Income
Interest income for the year ended June 30, 2024 increased by $519.1 million, or 76%, compared to the same period in 2023. Generally, interest income is correlated with the changes in the average balance of loans held for investment, which increased by 49% to $5.1 billion for the year ended June 30, 2024, compared to the same period in 2023. As a result, interest income from interest-bearing loans increased $481.8 million, or 86%, compared to the same period in 2023. This increase was partially due to an increase in the volume of interest bearing loans originated, which increased to 74% of total GMV for the year ended June 30, 2024, compared to 68% of total GMV in the same period in 2023, in addition to recent pricing initiatives, including the increase of the maximum APR and merchant-subsidized low APR loans replacing previously non-interest bearing loans.
Gain on Sale of Loans
Gain on sales of loans for the year ended June 30, 2024 increased by $8.8 million, or 5%, compared to the same period in 2023. The increase was driven by an increase in loan sale volume to third-party loan buyers. We sold loans with an unpaid principal balance of $10.2 billion for the year ended June 30, 2024, compared to $7.5 billion for the year ended June 30, 2023.
Servicing Income
Servicing income includes net servicing fee revenue and fair value adjustments for servicing assets and liabilities, and is recognized for loan portfolios sold to third-party loan buyers and for loans held within our off-balance sheet securitizations. Servicing fee revenue varies by contractual servicing fee arrangement and is earned as a percentage of the average unpaid principal balance of loans held by each counterparty where we have a servicing agreement. We reduce servicing income for certain fees we are required to pay per our contractual servicing arrangement.
With respect to fair value adjustments, we remeasure the fair value of servicing assets and liabilities each period and recognize the change in fair value in servicing income. We utilize a discounted cash flow approach to remeasure the fair value of servicing rights. Because we earn servicing income based on the outstanding principal balance of the portfolio, fair value adjustments are impacted by the timing and amount of loan repayments. As such, over the term of each loan portfolio sold, fair value adjustments for servicing assets will decrease servicing income and fair value adjustments for servicing liabilities will increase servicing income. We discuss our valuation methodology and significant Level 3 inputs for servicing assets and liabilities within Note 13. Fair Value of Financial Assets and Liabilities of the accompanying notes to our consolidated financial statements.

Servicing income for the year ended June 30, 2024 increased by $8.0 million, or 9%, compared to the same period in 2023. The increase was primarily due to an increase in net servicing fee revenue which is calculated as a percentage of the unpaid principal balance of loans owned by third-party loan owners. The average unpaid principal balance of loans owned by third-party loan owners increased from $4.5 billion during the year ended June 30, 2023 to $4.9 billion during the year ended June 30, 2024, an increase of 7%. The increase was partially offset by fair value adjustments related to servicing assets and liabilities, resulting in a $2.5 million lower gain during the year ended June 30, 2024, compared to the same period in 2023.

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
Loss on loan purchase commitment for the year ended June 30, 2024 increased by $40.1 million, or 29%, compared to the same period in 2023, primarily due to an increase in total loans purchased. During the year ended June 30, 2024, we purchased $21.5 billion of loans from our originating bank partners, compared to $16.2 billion in the same period in 2023, representing an increase of 33%.Additionally, discount rate assumption used to calculate the fair market value of loans increased during the period, which contributed to higher losses on loan purchase commitments.
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
Provision for credit losses increased by $128.8 million, or 39%, for the year ended June 30, 2024 compared to the same period in 2023, driven by growth in the volume of loans held for investment. Loans held for investment as of June 30, 2024 was $5.7 billion, an increase of $1.3 billion, or 29% as compared to the same period in 2023. The allowance for credit losses as a percentage of loans held for investment increased from 4.6% as of June 30, 2023 to 5.5% as of June 30, 2024. The increase in the allowance rate from June 30, 2023 is primarily driven by an increase in loans held on our balance sheet as well as adjustments in our credit criteria in light of increasing interest income generated by our loans and changes in the loan mix.
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
Funding costs for the year ended June 30, 2024 increased by $161.2 million or 88%, compared to the same period in 2023. The increase was primarily due to higher benchmark interest rates and an increase of funding debt and notes issued by securitization trusts during the year ended June 30, 2024. The average total of funding debt from warehouses and securitizations for the year ended June 30, 2024 was $4.5 billion compared to $2.5 billion during the same period in 2023, an increase of $2.0 billion, or 81%. The increase was also attributable to a larger volume of on-balance sheet loans being retained during the period. The average on-balance sheet loan balance was $5.1 billion for the year ended June 30, 2024, respectively, an increase of 49% compared to$3.4 billion during the same periods in 2023, respectively.

Processing and Servicing
Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense, salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead.
Processing and servicing expense for the year ended June 30, 2024 increased by $85.9 million, or 33%, compared to the same period in 2023. This increase was primarily driven by an increase in payment processing fees of $55.4 million, or 41%, related to increased payment volume for the year ended June 30, 2024. Additionally, our platform fees increased by $37.5 million, or 91%, for the year ended June 30, 2024 due to an increase in our volume with a large enterprise partner. The increase was partially offset by a $7.6 million, or 34%, decrease in personnel-related costs, for the year ended June 30, 2024 compared to the same period in 2023 as a result of our reduction in force and cost management plans.
Technology and Data Analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering, product, and credit and analytics employees, as well as the amortization of internally-developed software and technology intangible assets, and our infrastructure and hosting costs.
Technology and data analytics expense for the year ended June 30, 2024 decreased by $114.0 million or 19%, compared to the same period in 2023. The decrease is primarily driven by a decrease of $138.1 million, or 39%, in stock-based compensation and payroll and personnel-related costs for the year ended June 30, 2024, compared to the same period in 2023, due to higher capitalized compensation costs related to internally-developed software and a reduction in force. Additionally, data infrastructure and hosting costs decreased by $26.0 million, or 23%, for the year ended June 30, 2024 compared to the same period in 2023, due to cost optimization initiatives as a result of improved contractual terms with several key vendors. The decrease is partially offset by amortization of internally-developed software which increased by $44.0 million, or 40%, for the year ended June 30, 2024 compared to the same period in 2023, as a result of an increase in the number of capitalized projects. Capitalized projects grew by 36% from approximately 660 projects as of June 30, 2023 to 890 projects as of June 30, 2024.
Sales and Marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, costs of marketing and promotional activities.
Sales and marketing expense for the year ended June 30, 2024 decreased by $61.9 million or 10%, compared to the same period in 2023. The decrease was primarily driven by a decrease of $26.0 million, or 37%, in payroll and personnel-related costs during the year ended June 30, 2024 compared to the same period in 2023, as a result of our reduction in force and cost management plans. Amazon warrant expense decreased by $23.7 million, or 5%, during the year ended June 30, 2024 compared to the same period in 2023, primarily due to the renewal of the commercial partnership agreement in February 2024, which extended the amortization period of the commercial agreement asset, as well as a decrease in the number of new users to the Amazon program during the year ended June 30, 2024, which is the basis for a portion of the warrant expense. Additionally, amortization of intangible assets decreased by $8.1 million, or 46%, for the year ended June 30, 2024 compared to the same period in 2023, as a result of one-time acceleration of amortization of Returnly’s intangibles assets related to the wind down of our returns management platform during fiscal 2023.
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
General and administrative expense for the year ended June 30, 2024 decreased by $61.1 million or 10%, compared to the same period in 2023. The decrease was primarily due to a $28.5 million, or 6%, decrease in payroll and personnel-related costs compared to the same period in 2023, as a result of our reduction in force and cost management plans. Additionally, insurance expense decreased by $7.9 million, or 42%, driven by a rate reduction during policy contract renewals for the year ended June 30, 2024 compared to the same period in 2023. Software subscription and license costs decreased by $5.3 million, or 14%, during the year ended June 30, 2024 and development service costs decreased by $4.2 million, or 45%, during the year ended June 30, 2024 compared to the same period in 2023, primarily as a result of efficiency improvements, contract renegotiations, and discontinuance of certain software and subscriptions.
Restructuring and Other
Restructuring and other for the year ended June 30, 2024 decreased by $29.1 million compared to the same period in 2023. The restructuring and other expenses during the year ended June 30, 2024 included employee severance and related costs as a result of certain exit and disposal activities. The restructuring and other expenses during the year ended June 30, 2023 primarily related to the restructuring plan we committed to in February 2023, which is complete. We do not expect future costs or payments related to the plan.
Other Income, net
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
Other income, net decreased by $111.3 million, or 53%, during the year ended June 30, 2024, compared to the same period in 2023, primarily driven by a decrease in income related to our convertible note repurchases. We repurchased a portion of our 2026 convertible notes with a principal balance of $76.7 million and $299.1 million as of June 30, 2024 and 2023, respectively, resulting in a gain on repurchase of our convertible debt of $12.6 million and $89.8 million, respectively, a decrease of $77.2 million year-over-year. Additionally, income from derivative instruments not designated in a hedge accounting relationship decreased by $43.6 million year-over-year primarily driven by a decrease in the notional balance of the derivative instruments and less volatility in interest rates.
Income Tax Expense (Benefit)
The income tax expense / (benefit) for the year ended June 30, 2024 of $2.2 million changed from $(3.9) million for the same period in 2023, an overall increase to income tax expense (or decrease to income tax benefit) of $6.1 million, or 157%. This increase to income tax expense (decrease of income tax benefit) was primarily attributable to the increase in pretax book income in certain foreign jurisdictions for the year ended June 30, 2024 and its related income tax effects, whereas the income tax benefit recognized for the year ended June 30, 2023 was primarily attributable to the income tax effects of pretax book losses for that period in the same foreign jurisdictions.
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

Our principal sources of liquidity are cash and cash equivalents, available for sale securities, available capacity from warehouse and revolving credit facilities, securitization trusts, forward flow loan sale arrangements, and certain cash flows from our operations. As of June 30, 2024, we had $2.1 billion in cash and cash equivalents and available for sale securities, $3.8 billion in available funding debt capacity, excluding our purchase commitments from third-party loan buyers, and $330 million in borrowing capacity available under our revolving credit facility. We believe our principal sources of liquidity are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months.
The following table summarizes our cash, cash equivalents and investments in debt securities (in thousands):

	June 30, 2024	June 30, 2023
Cash and cash equivalents (1)	$1,013,106	$892,027
Investments in short-term debt securities (2)	865,766	915,003
Investments in long-term debt securities (2)	265,862	259,650
Cash, cash equivalent and investments in debt securities	$2,144,734	$2,066,680

(1)Cash and cash equivalents consist of checking, money market and savings accounts held at financial institutions and short-term highly liquid marketable securities, including money market funds, government bonds, and other corporate securities purchased with an original maturity of three months or less.
(2)Securities available for sale at fair value primarily consist of certificates of deposits, corporate bonds, commercial paper, and government bonds. Short-term securities have maturities less than or equal to one year, and long-term securities range from greater than one year to less than five years.

Funding Debt
Funding debt as of June 30, 2024 primarily includes our warehouse credit facilities and sale and repurchase agreements. A detailed description of each of our borrowing arrangements is included in Note 9. Debt in the notes to the consolidated financial statements. The following table summarizes our funding debt facilities as of June 30, 2024.

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2025	$1,000,000	$328,921
2026	2,775,000	939,969
2027	1,200,000	194,878
2028	409,520	207,038
2029	54,546	54,546
Thereafter	201,060	126,347
Total	$5,640,126	$1,851,699
U.S.
Our warehouse credit facilities allow us to borrow up to an aggregate of $5.0 billion, mature between 2025 and 2027 and subject to covenant compliance, generally permit borrowings from to 4 - 12 months prior to the final maturity date. As of June 30, 2024, we have drawn an aggregate of $1.4 billion on our warehouse credit facilities. As of June 30, 2024, we were in compliance with all applicable covenants in the agreements.

International
We use various credit facilities to finance the origination of loan receivables in Canada. Similar to our U.S. warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by Canadian loan receivables pledged to the respective facility as collateral, maturing between 2028 and 2030. As of June 30, 2024, the aggregate commitment amount of these facilities was $665.1 million on a revolving basis, of which $387.9 million was drawn.
Sale and Repurchase Agreements
We entered into various sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. These agreements have an initial term of three months and subject to mutual agreement by Affirm and the counterparty, we may enter into one or more repurchase date extensions, each for an additional three month term at market interest rates on such extension date. We had $34.5 million and $11.0 million in debt outstanding under our sale and repurchase agreements disclosed within funding debt on the consolidated balance sheets as of June 30, 2024 and June 30, 2023, respectively.
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
Revolving Credit Facility
On June 26, 2024, we entered into an amendment to our revolving credit agreement under the terms of which the aggregate commitment was increased to $330.0 million and the final maturity date was extended three years to June 26, 2027. As of June 30, 2024, there are no borrowings outstanding under the facility. The facility contains certain covenants and restrictions, including certain financial maintenance covenants. As of June 30, 2024, we were in compliance with all applicable covenants in the agreements. Refer to Note 9. Debt in the notes to the consolidated financial statements for further details on our revolving credit facility.

Forward Flow Loan Sale Arrangements
We have forward flow loan sale arrangements that facilitate the sale of whole loans across a diverse third-party investor base. Forward flow arrangements are generally fixed term in nature, with term lengths ranging between one to three years, during which we periodically sell loans to each counterparty based on the terms of our negotiated agreement.

Cash Flow Analysis

The following table provides a summary of cash flow data during the periods indicated:

	Year ended June 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$450,138	$12,181
Net cash used in investing activities	$(1,325,149)	$(1,653,070)
Net cash provided by financing activities	$913,149	$1,349,945
Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
Net cash provided by operating activities was $450.1 million for the year ended June 30, 2024. Net loss of $517.8 million was adjusted for the add back of net non-cash items increasing operating cash flows by $1.0 billion, offset by a net decrease in operating cash flows from net changes in our operating assets and liabilities of $63.0 million. The non-cash item adjustments are primarily attributable to $460.6 million provision for credit losses, $406.7 million commercial agreement warrant expense, $344.5 million stock-based compensation expense, and $169.0 million depreciation and amortization expense, which were partially offset by $197.2 million gain on sale of loans and $187.7 million amortization of premiums and discounts on loans. The net decrease in cash from changes in operating assets and liabilities was primarily driven by an increase of accounts receivable of $167.8 million, a decrease in accrued expenses and other liabilities of $55.2 million, which was partially offset by an increase in payable to third party loans owners of $105.8 million. In addition, cash used for the purchase and origination of loans held for sale was $4.2 billion, which was offset by cash proceeds generated from the sale of loans held for sale of $4.2 billion.
Net cash provided by operating activities was $12.2 million for the year ended June 30, 2023. Net loss of $985.3 million was adjusted for the add back of net non-cash items increasing operating cash flows by $967.4 million, and a net increase in operating cash flows from net changes in our operating assets and liabilities of $30.1 million. The non-cash item adjustments are primarily attributable to $331.9 million provision for credit losses, $421.9 million commercial agreement warrant expense, $451.7 million stock-based compensation expense, and $134.6 million depreciation and amortization expense, which were partially offset by $188.3 million gain on sale of loans and $141.1 million amortization of premiums and discounts on loans. The net increase in cash from changes in operating assets and liabilities was primarily driven by cash proceeds generated from the sale of loans held for sale of $6.2 billion which was offset by cash used for the purchase and origination of loans held for sale of $6.0 billion, an increase of accounts receivable of $67.7 million, a decrease in accrued expenses and other liabilities of $38.2 million, and a decrease in payable to third party loans owners of $17.5 million.
Investing Activities
Net cash used in investing activities was $1.3 billion for the year ended June 30, 2024, which consisted of outflows related to $21.5 billion of purchases and origination of loans held for investment, including originated and purchased loans of $4.3 billion and $17.2 billion, respectively, during the period, $1.0 billion of purchases of securities available for sale, and $159.3 million of property, equipment and software additions. Inflows related to $14.1 billion of principal repayments of loans, $6.1 billion of proceeds from sale of loans held for investment, and $1.1 billion of proceeds from maturities of securities available for sale.

Net cash used in investing activities was $1.7 billion for the year ended June 30, 2023, which consisted of outflows related to $13.6 billion of purchases and origination of loans held for investment, including originated and purchased loans of $3.6 billion and $10.0 billion, respectively, during the period, $1.1 billion of purchases of securities available for sale, and $120.8 million of our investment in purchases of property, equipment and software. Inflows related to $10.0 billion of principal repayments of loans, $1.6 billion of proceeds from sale of loans, and $1.5 billion of proceeds from maturities and repayments of securities available for sale.
Financing Activities
Net cash provided by financing activities was $0.9 billion for the year ended June 30, 2024, primarily consisted of net cash inflows of $1.1 billion from the new issuance and repayment of notes and residual trust certificates issued by securitization trusts as well as net cash inflows of $59.2 million related to borrowing and repayment of funding debt. This was partially offset by net cash outflows of $189.2 million related to taxes paid on vested RSUs.
Net cash provided by financing activities was $1.3 billion for the year ended June 30, 2023, primarily consisted of net cash inflows of $0.5 billion from the new issuance and repayment of notes and residual trust certificates issued by securitization trusts, and by net cash inflows of $1.1 billion related to borrowing and repayment of funding debt. This was partially offset by net cash outflows of $206.6 million related to the extinguishment of a portion of our 2026 Notes.
Contractual Obligations

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Funding debt	$1,851,699	$328,921	$1,134,847	$261,584	$126,347
Notes issued by securitization trusts	3,247,689	—	—	3,247,689	—
Operating lease commitments (1)	43,335	16,742	18,898	4,432	3,263
Purchase obligations (2)	575,927	111,008	198,395	198,143	68,381
Convertible senior notes (3)	1,349,207	—	1,349,207	—	—
Total	$7,067,857	$456,671	$2,701,347	$3,711,848	$197,991

(1)Operating lease amounts include minimum rental payments under our non-cancelable leases primarily for office facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases.
(2)Purchase obligations amounts primarily include minimum purchase commitments for cloud computing web services entered into in the ordinary course of business.
(3)The 2026 Notes have an aggregated principal balance of $1.3 billion and do not bear interest. The 2026 Notes mature on November 15, 2026.

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

As of June 30, 2024, the aggregate outstanding balance of loans held by third-party investors and off balance sheet securitizations was $5.1 billion.
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

In estimating the allowance for credit losses, management utilizes a migration analysis of delinquent and current loan receivables. Migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through various stages of delinquency and to charge-off. The analysis focuses on the pertinent factors underlying the quality of the loan portfolio. These factors include historical performance, the age of the receivable balance, seasonality, consumer credit-worthiness, changes in the size and composition of the loan portfolio, delinquency levels, bankruptcy filings and actual credit loss experience. We also take into consideration certain qualitative factors, in which we adjust our quantitative baseline using our best judgement to consider the inherent uncertainty regarding future economic conditions and consumer loan performance. For example, we consider the impact of current economic and environmental factors at the reporting date that did not exist over the period from which historical experience was used.

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
Interest Rate Risk
Our securities available for sale at fair value as of June 30, 2024 included $1.1 billion of marketable debt securities with maturities greater than three months. An increase in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be significant.

Continued volatility in interest rates and inflation, which may persist longer than previously expected, may adversely impact our consumers’ spending levels, and ability and willingness to pay outstanding amounts owed to us. Higher interest rates may lead to higher payment obligations on our future credit products but also for consumers’ other financial commitments, including their mortgages, credit cards, and other types of loans. Therefore, higher interest rates may lead to increased delinquencies, charge-offs, and allowances for loans and interest receivable, which could have an adverse effect on our operating results.
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
We maintain an interest rate risk management program which measures and manages the potential volatility of earnings that may arise from changes in interest rates. We use interest rate derivatives to mitigate the effects of changes in interest rates on our variable rate debt, which eliminates some, but not all, of the interest rate risk. Some of these contracts are designated as cash flow hedges for accounting purposes. For those contracts designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in other comprehensive income (loss) and is reclassified into funding costs in the same period the hedged transaction affects earnings. Factoring in the interest rate risk management program and the repricing of investment securities, as of June 30, 2024, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $50.0 million adverse impact on our cash flows associated with our market risk sensitive instruments over the next 12 months. This measure projects the changes in cash flows associated with all assets and liabilities, including derivatives, based on contractual market rate-based repricing conditions over a twelve-month time horizon. It considers forecasted business growth and anticipated future funding mix.
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

To monitor portfolio performance, we utilize a wide range of internal and external metrics to review user and loan populations. Each week, management reviews performance for each consumer segment, typically split by ITACs model score, financial product originated, age of loan, and delinquency status. Internal performance trendlines are measured against external factors such as unemployment, CPI, and consumer sentiment to determine what changes, if any, in risk strategy is warranted.

As of June 30, 2024 and June 30, 2023, we were exposed to credit risk on $5.7 billion and $4.4 billion, respectively, of loans held on our consolidated balance sheet. Loan receivables are diversified geographically. As of both June 30, 2024 and June 30, 2023, approximately 11% of loan receivables related to consumers residing in the state of California. No other states or provinces exceeded 10%. In addition, we have credit risk exposure in relation to certain off balance sheet loans sold to third parties where we have entered into risk sharing arrangements and through our retained interests in unconsolidated securitization trusts. As of June 30, 2024 and June 30, 2023, we have sold $4.2 billion and $0.4 billion, respectively, unpaid principal balance of loans which are subject to risk sharing arrangements, of which our maximum exposure to losses was $81.2 million and $8.2 million, respectively. This amount includes our maximum potential loss with respect to risk sharing liabilities of $47.3 million and the fair value of risk sharing assets of $33.9 million, as of June 30, 2024. The fair value of notes receivable and residual trust certificate retained interests in unconsolidated securitization trusts was $51.7 million and $18.9 million as of June 30, 2024 and June 30, 2023, respectively.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Affirm Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The allowance for credit losses (ACL) is a material estimate of the Company. In estimating the ACL, management utilizes a migration analysis of delinquent and current loan receivables. The analysis focuses on the pertinent factors underlying the quality of the loan portfolio. These factors include historical performance, the age of the receivable balance, customer credit-worthiness, changes in the size and composition of the loan portfolio, delinquency levels, and actual credit loss experience.
We identified the ACL for U.S. loans as a critical audit matter given the subjective nature and amount of judgment required in developing the estimate. Performing audit procedures to evaluate the reasonableness of the ACL required a high degree of auditor judgment, an increased extent of audit effort, credit specialists, and the need to involve more experienced audit professionals.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the allowance for credit losses included the following procedures, among others:
•We tested the design and effectiveness of controls over the ACL.
•We tested management’s process for estimating the ACL, which included involving our credit specialists to evaluate the appropriateness of the models and methodologies.
•We evaluated the accuracy and completeness of the data used to estimate the allowance for credit losses.

/s/ Deloitte & Touche LLP
San Francisco, California
August 28, 2024
We have served as the Company's auditor since 2020.

AFFIRM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	June 30, 2024	June 30, 2023
Assets
Cash and cash equivalents	$1,013,106	$892,027
Restricted cash	282,293	367,917
Securities available for sale at fair value	1,131,628	1,174,653
Loans held for sale	36	76
Loans held for investment	5,670,056	4,402,962
Allowance for credit losses	(309,097)	(204,531)
Loans held for investment, net	5,360,959	4,198,431
Accounts receivable, net	353,028	199,085
Property, equipment and software, net	427,686	290,135
Goodwill	533,439	542,571
Intangible assets	13,502	34,434
Commercial agreement assets	104,602	177,672
Other assets	299,340	278,614
Total assets	$9,519,619	$8,155,615
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$41,019	$28,602
Payable to third-party loan owners	159,643	53,852
Accrued interest payable	24,327	13,498
Accrued expenses and other liabilities	147,429	180,883
Convertible senior notes, net	1,341,430	1,414,208
Notes issued by securitization trusts	3,236,873	2,165,577
Funding debt	1,836,909	1,764,812
Total liabilities	6,787,630	5,621,432
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 267,305,456 shares issued and outstanding as of June 30, 2024; 3,030,000,000 shares authorized, 237,230,381 shares issued and outstanding as of June 30, 2023	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 43,747,575 shares issued and outstanding as of June 30, 2024; 140,000,000 authorized, 59,615,836 shares issued and outstanding as of June 30, 2023	1	1
Additional paid in capital	5,862,555	5,140,850
Accumulated deficit	(3,109,004)	(2,591,247)
Accumulated other comprehensive loss	(21,565)	(15,423)
Total stockholders’ equity	2,731,989	2,534,183
Total liabilities and stockholders’ equity	$9,519,619	$8,155,615

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

	June 30, 2024	June 30, 2023
Assets of consolidated VIEs, included in total assets above
Restricted cash	$145,829	$203,872
Loans held for investment	5,461,660	4,151,606
Allowance for credit losses	(242,991)	(178,252)
Loans held for investment, net	5,218,669	3,973,354
Accounts receivable, net	2,961	8,196
Other assets	10,676	18,210
Total assets of consolidated VIEs	$5,378,135	$4,203,632
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$2,830	$2,894
Accrued interest payable	24,220	13,498
Accrued expenses and other liabilities	11,115	17,825
Notes issued by securitization trusts	3,236,873	2,165,577
Funding debt	1,794,984	1,656,400
Total liabilities of consolidated VIEs	5,070,022	3,856,194
Total net assets of consolidated VIEs	$308,113	$347,438

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except share and per share amounts)

	Year ended June 30,
	2024	2023	2022
Revenue
Merchant network revenue	$674,607	$507,600	$458,511
Card network revenue	151,401	119,338	100,696
Total network revenue	826,008	626,938	559,207
Interest income	1,204,355	685,217	527,880
Gain on sales of loans	197,153	188,341	196,435
Servicing income	95,483	87,489	65,770
Total revenue, net	$2,322,999	$1,587,985	$1,349,292
Operating expenses
Loss on loan purchase commitment	$180,395	$140,265	$204,081
Provision for credit losses	460,628	331,860	255,272
Funding costs	344,253	183,013	69,694
Processing and servicing	343,249	257,343	157,814
Technology and data analytics	501,857	615,818	418,643
Sales and marketing	576,405	638,280	532,343
General and administrative	525,291	586,398	577,493
Restructuring and other	6,768	35,870	—
Total operating expenses	2,938,846	2,788,847	2,215,340
Operating loss	$(615,847)	$(1,200,862)	$(866,048)
Other income, net	100,320	211,617	141,217
Loss before income taxes	$(515,527)	$(989,245)	$(724,831)
Income tax expense (benefit)	2,230	(3,900)	(17,414)
Net loss	$(517,757)	$(985,345)	$(707,417)
Other comprehensive income (loss)
Foreign currency translation adjustments	$(13,655)	$(8,143)	$(5,900)
Unrealized gain (loss) on securities available for sale, net	6,857	(882)	(8,022)
Gain on cash flow hedges	656	751	—
Net other comprehensive loss	(6,142)	(8,274)	(13,922)
Comprehensive loss	$(523,899)	$(993,619)	$(721,339)
Per share data:
Net loss per share attributable to common stockholders for Class A and Class B
Basic	$(1.67)	$(3.34)	$(2.51)
Diluted	$(1.67)	$(3.34)	$(2.51)
Weighted average common shares outstanding
Basic	309,857,129	295,343,466	281,704,041
Diluted	309,857,129	295,343,466	281,704,041

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares (1)	Amount
Balance as of June 30, 2021	269,358,104	$3	$3,467,236	$(898,485)	$6,773	$2,575,527
Issuance of common stock upon exercise of stock options	13,565,397	—	69,876	—	—	69,876
Issuance of common stock in acquisition	488,097	—	42,109	—	—	42,109
Issuance of common stock, employee share purchase plan	149,137	—	3,613	—	—	3,613
Vesting of restricted stock units	3,815,156	—	—	—	—	—
Vesting of warrants for common stock	—	—	388,208	—	—	388,208
Repurchases of common stock	(10,518)	—	(86)	—	—	(86)
Stock-based compensation	—	—	445,525	—	—	445,525
Tax withholding on stock-based compensation	—	—	(185,178)	—	—	(185,178)
Foreign currency translation adjustments	—	—	—	—	(5,900)	(5,900)
Unrealized loss on securities available for sale	—	—	—	—	(8,022)	(8,022)
Net loss	—	—	—	(707,417)	—	(707,417)
Balance as of June 30, 2022	287,365,373	$3	$4,231,303	$(1,605,902)	$(7,149)	$2,618,255
Issuance of common stock upon exercise of stock options	947,792	—	4,593	—	—	4,593
Issuance of common stock in acquisition	—	—	13,674	—	—	13,674
Issuance of common stock, employee share purchase plan	954,475	—	11,482	—	—	11,482
Forfeiture of common stock related to acquisitions	(258,905)	—	—	—	—	—
Vesting of restricted stock units	7,849,919	—	—	—	—	—
Vesting of warrants for common stock	—	—	421,934	—	—	421,934
Repurchases of common stock	(12,437)	—	(109)	—	—	(109)
Stock-based compensation	—	—	531,817	—	—	531,817
Tax withholding on stock-based compensation	—	—	(73,844)	—	—	(73,844)
Foreign currency translation adjustments	—	—	—	—	(8,143)	(8,143)
Unrealized loss on securities available for sale	—	—	—	—	(882)	(882)
Unrealized gain on cash flow hedges	—	—	—	—	751	751
Net loss	—	—	—	(985,345)	—	(985,345)
Balance as of June 30, 2023	296,846,217	$3	$5,140,850	$(2,591,247)	$(15,423)	$2,534,183

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY, CONT.
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares (1)	Amount
Balance as of June 30, 2023	296,846,217	$3	$5,140,850	$(2,591,247)	$(15,423)	$2,534,183
Issuance of common stock upon exercise of stock options	2,826,973	—	22,922	—	—	22,922
Issuance of common stock, employee share purchase plan	578,222	—	10,217	—	—	10,217
Vesting of restricted stock units	10,801,619	—	—	—	—	—
Vesting of warrants for common stock	—	—	406,714	—	—	406,714
Stock-based compensation	—	—	471,021	—	—	471,021
Tax withholding on stock-based compensation	—	—	(189,169)	—	—	(189,169)
Foreign currency translation adjustments	—	—	—	—	(13,655)	(13,655)
Unrealized gain on securities available for sale	—	—	—	—	6,857	6,857
Unrealized gain on cash flow hedges	—	—	—	—	656	656
Net loss	—	—	—	(517,757)	—	(517,757)
Balance as of June 30, 2024	311,053,031	$3	$5,862,555	$(3,109,004)	$(21,565)	$2,731,989

(1)The share amounts listed above combine Class A and Class B stock.

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended June 30,
	2024	2023	2022
Cash flows from operating activities
Net loss	$(517,757)	$(985,345)	$(707,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for losses	460,628	331,860	255,272
Amortization of premiums and discounts on loans	(187,709)	(141,075)	(171,965)
Gain on sales of loans	(197,153)	(188,341)	(196,435)
Gain on extinguishment of debt	(12,638)	(89,841)	—
Changes in fair value of assets and liabilities	(2,776)	(15,883)	(101,789)
Amortization of commercial agreement assets	73,070	85,524	96,737
Amortization of debt issuance costs	24,546	20,535	16,152
Amortization of discount on securities available for sale	(22,799)	(36,060)	2,192
Commercial agreement warrant expense	406,714	421,934	254,679
Stock-based compensation	344,511	451,709	390,983
Depreciation and amortization	169,044	134,634	52,722
Impairment of right of use assets	752	1,244	362
Other	(25,331)	(8,825)	(73,154)
Change in operating assets and liabilities:
Purchases and origination of loans held for sale	(4,212,299)	(6,009,361)	(5,552,662)
Proceeds from the sale of loans held for sale	4,211,687	6,174,447	5,582,035
Accounts receivable, net	(167,757)	(67,690)	(62,700)
Other assets	31,228	(14,466)	(15,021)
Accounts payable	12,417	(5,038)	(24,686)
Payable to third-party loan buyers	105,791	(17,531)	21,304
Accrued interest payable	11,138	7,915	3,907
Accrued expenses and other liabilities	(55,169)	(38,165)	67,290
Net cash provided by (used in) operating activities	450,138	12,181	(162,194)
Cash flows from investing activities
Purchases and origination of loans held for investment	(21,488,547)	(13,586,251)	(10,362,048)
Proceeds from the sale of loans held for investment	6,058,799	1,582,501	1,898,607
Principal repayments and other loan servicing activity	14,147,034	10,028,452	8,121,583
Acquisition, net of cash and restricted cash acquired	—	(16,051)	(5,999)
Purchases of intangible assets	—	—	(25,415)
Additions to property, equipment and software	(159,296)	(120,775)	(86,290)
Purchases of securities available for sale	(986,071)	(1,082,147)	(1,841,380)
Proceeds from maturities and repayments of securities available for sale	1,136,937	1,537,495	311,035
Other investing cash inflows/(outflows)	(34,005)	3,706	(21,431)
Net cash used in investing activities	(1,325,149)	(1,653,070)	(2,011,338)
Cash flows from financing activities
Proceeds from funding debt	12,639,444	6,894,971	4,101,134
Proceeds from issuance of convertible debt, net	—	—	1,704,300
Proceeds from issuance of notes and certificates by securitization trust	2,350,000	1,150,000	999,394
Principal repayments of funding debt	(12,552,937)	(5,801,531)	(4,090,562)
Principal repayments of notes issued by securitization trust	(1,276,451)	(606,299)	(552,046)
Payment of debt issuance costs	(27,302)	(22,443)	(13,751)
Extinguishment of convertible debt	(63,561)	(206,567)	—
Proceeds from exercise of common stock options and warrants and contributions to ESPP	33,125	15,768	73,914
Payments of tax withholding for stock-based compensation	(189,169)	(73,845)	(185,178)
Repurchases of common stock	—	(109)	(86)
Net cash provided by financing activities	913,149	1,349,945	2,037,119
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,683)	81	(5,412)
Net increase (decrease) in cash, cash equivalents and restricted cash	35,455	(290,863)	(141,825)
Cash, cash equivalents and restricted cash, beginning of period	1,259,944	1,550,807	1,692,632
Cash, cash equivalents and restricted cash, end of period	$1,295,399	$1,259,944	$1,550,807
The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(in thousands)

	Year ended June 30,
	2024	2023	2022
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	1,013,106	892,027	1,255,171
Restricted cash	282,293	367,917	295,636
Total cash, cash equivalents and restricted cash	$1,295,399	$1,259,944	$1,550,807

	Year ended June 30,
	2024	2023	2022
Supplemental disclosures of cash flow information
Cash payments for interest expense	$318,235	$163,191	$51,524
Cash paid for operating leases	16,037	16,354	15,561
Cash paid for income taxes	1,187	808	220
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$126,510	$80,108	$54,542
Issuance of common stock in connection with settlement of contingent consideration liability	—	13,674	32,109
Securities retained under unconsolidated securitization transactions	58,507	—	54,997
Issuance of common stock in connection with acquisition	—	—	10,000
Right of use assets obtained in exchange for operating lease liabilities	—	494	4,604
Additions to property and equipment included in accrued expenses	—	—	107

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

Merchants partner with us to transform the consumer shopping experience and to acquire and convert consumers more effectively through our frictionless point-of-sale payment solutions. Consumers get the flexibility to buy now and make simple regular payments for their purchases and merchants see increased average order value, repeat purchase rates, and an overall more satisfied consumer base. Unlike legacy payment options and our competitors’ product offerings, which charge deferred or compounding interest and unexpected costs, we disclose up-front to consumers exactly what they will owe — no hidden fees, no deferred interest, no penalties.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Material estimates that are particularly susceptible to significant change relate to determination of the allowance for credit losses, capitalized internal-use software development costs, valuation allowance for deferred tax assets, loss on loan purchase commitment, discount on self-originated loans, the evaluation for impairment of intangible assets and goodwill, the fair value of available for sale debt securities including retained interests in our securitization trusts, the fair value of risk sharing arrangements, and stock-based compensation, including the fair value of warrants issued to nonemployees. We base our estimates on historical experience, current events, and other factors we believe to be reasonable under the circumstances. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results will be materially affected.

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

Securities Available for Sale

We hold certain investments in marketable debt securities and retained interests in our unconsolidated securitization trusts which are accounted for under ASC Topic 320, “Investments - Debt Securities” (“ASC 320”). We have classified these investments as available for sale, as defined within ASC 320. These investments are held at fair value with changes in fair value recorded in unrealized gain (loss) on securities available for sale, net within other comprehensive income (loss), excluding the portion relating to any credit loss. As of the end of each reporting period, management reviews each security where the fair value is less than the amortized cost to determine whether any portion of the decline in fair value is due to a credit loss and/or whether or not we intend to sell or will be required to sell such security before recovery of its amortized cost basis. The portion of any decline in fair value which management identifies as a credit loss will be recognized as an allowance for credit losses through other income (expense), net. To the extent management intends to sell or may be required to sell a security in an unrealized loss position, we 1) reverse any previously recorded allowance for credit losses with an offsetting entry to reduce the amortized cost basis of the security and 2) write-off any remaining portion of the amortized cost basis to equal its fair value, with this change recorded through other income (expense), net.

Interest income for available for sale securities is recorded within other income (expense), net.

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

Loans Held for Sale

We sell certain loans to third-party loan buyers and securitization trusts. A loan is classified as held for sale when the loan is identified as for sale to a third party loan buyer or to be sold to a securitization trust that is anticipated to be off balance sheet. Loans classified as held for sale are recorded at the lower of amortized cost or fair value. A loan that is initially designated as held for sale or held for investment may be reclassified when our intent for that loan changes. When a loan held for investment is reclassified to held for sale and reported at fair value, any allowance for the credit loss related to that loan is released and any fair value adjustment to record the loan at the lower of amortized cost or fair value is recorded. Our loans designated as held for sale are generally sold within one to three days of the balance sheet date. Fair value adjustments were not material for loans designated as held for sale as of June 30, 2024 and June 30, 2023.

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

Upon the sale of a loan to a third-party loan buyer or unconsolidated securitization trust in which we retain servicing rights, we may recognize a servicing asset or liability. A servicing asset or liability arises when our contractual servicing fee with a counterparty differs from the adequate compensation rate that would be required by a third party to service the same portfolio of assets, as defined by ASC 860. Servicing assets and liabilities are measured and recorded at fair value and are presented as a component of other assets or accrued expenses and other liabilities, respectively. The recognition of a servicing asset results in a corresponding increase to gain on sales of loans. The recognition of a servicing liability results in a corresponding decrease to gain on sales of loans. The servicing rights are remeasured at fair value each period, with the subsequent adjustment recognized in servicing income.

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

In addition, we may recognize a risk share asset or liability in accordance with ASC 860 in certain arrangements with a third-party loan buyer to make a payment to the loan buyer or are entitled to receive a payment from the loan buyer, depending on the actual versus expected loan performance as contractually agreed to with the counterparty, and subject to a cap based on a percentage of the principal balance of loans sold. The recognition of a risk share asset results in a corresponding increase to gain on sale of loans. The recognition of a risk share liability results in a corresponding decrease to gain on sales of loans. The risk share asset and liability are measured at fair value in accordance with ASC 820, “Fair Value Measurements and Disclosures” and remeasured each period based on the changes in inputs and assumptions for our expectation of future obligations. Subsequent remeasurement of the risk share asset and liability is recognized in gain on sale of loans on the consolidated statement of operations and comprehensive loss.

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

In estimating the allowance for credit losses, management utilizes a migration analysis of delinquent and current loan receivables. Migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through various stages of delinquency and to charge-off. The analysis focuses on the pertinent factors underlying the quality of the loan portfolio. These factors include historical performance, the age of the receivable balance, seasonality, customer credit-worthiness, changes in the size and composition of the loan portfolio, delinquency levels, bankruptcy filings and actual credit loss experience. We also take into consideration certain qualitative factors where we adjust our quantitative baseline using our best judgment to consider the inherent uncertainty regarding future economic conditions and consumer loan performance. For example, the Company considers the impact of current economic factors at the reporting date that did not exist over the period from which historical experience was used. As of June 30, 2024, we have considered the impact of Federal Reserve monetary policy, labor market trends and inflation.

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

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, affiliate network partners and servicing fees due from third-party loan owners. For each of these groups, we evaluate accounts receivable to determine management’s current estimate of expected credit losses based on historical experience and future expectations and record an allowance for credit losses. Our allowance for credit losses with respect to accounts receivable was $14.9 million and $12.9 million as of June 30, 2024 and June 30, 2023, respectively.

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

We capitalize costs to develop internally developed software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software or website will function and be used as intended. Capitalized internal-use software costs primarily include salaries and payroll-related costs for employees directly involved in the development efforts and fees paid to external consultants. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which range from three to five years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades. Capitalized internally developed software costs are included in property, equipment and software, and amortization expense is included in technology and data analytics expense in the consolidated statements of operations and comprehensive loss.

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

Sales and Marketing Costs

Sales and marketing costs include the expense related to warrants and other share-based payments granted to our enterprise partners. See Note 6. Balance Sheet Components for more information on these arrangements. Sales and marketing costs also include salaries and personnel-related costs, costs of marketing and promotional activities, and certain losses on loan origination for loans originated by our wholly-owned subsidiaries. A portion of these costs related to general marketing and promotional activities are considered advertising costs within the meaning of ASC Topic 720, “Other Expenses” (“ASC 720”), and are expensed as incurred. Advertising costs totaled $19.2 million, $22.6 million and $74.0 million for the years ended June 30, 2024, 2023, and 2022, respectively.

Derivative Instruments

We use derivative financial instruments (“derivatives”) to manage exposure to variable interest rates. Our primary objective in holding derivatives is to reduce the volatility in cash flows associated with our funding activities arising from changes in interest rates. We do not employ derivatives for trading or speculative purposes.

We use a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risk associated with variable interest rates. ASC Topic 815 “Derivatives and Hedging” (“ASC 815”) requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position at fair value. In accordance with ASC 815, we designate certain derivative instruments as cash flow hedges, while others are not designated as hedges. Certain of our derivative agreements provide for netting arrangements for contracts that settle with the same counterparty, however, we do not offset assets and liabilities under these arrangements for financial statement presentation purposes. As such, the fair values are presented gross within other assets and accrued expenses and other liabilities. Offsetting collateral received by or paid to the counterparty is presented gross within accrued expenses and other liabilities or other assets, as applicable, on the consolidated balance sheet. Cash flows associated with our derivative instruments are reported within cash flows from operating activities in the consolidated statements of cash flows.

Cash Flow Hedges

We have interest rate swaps designated as cash flow hedges in order to mitigate our exposure to changes in interest rates related to our funding activities. Swaps that qualify as cash flow hedges are documented and designated as such when we enter into the contracts. In accordance with our risk management policies, we structure our hedges with terms similar to that of the item being hedged. At inception of the hedge accounting relationship and on a quarterly basis, we formally assess whether derivatives designated as cash flow hedges are highly effective in offsetting changes to the forecasted cash flows of the hedged items.

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

See Note 12. Derivative Financial Instruments for additional information on our derivative assets and liabilities.

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

The fair value of stock-based awards, granted or modified, is determined on the grant date (or the modification date, if applicable) at fair value, using appropriate valuation techniques.

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

Upon exercise or vesting of a stock-based award, the tax effect of the difference, if any, between the cumulative compensation cost recognized for financial statement purposes and the deduction for income tax purposes, will be recognized as an income tax expense or benefit in the consolidated statement of operations and comprehensive loss.

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

Foreign Currency

We have wholly-owned foreign subsidiaries that use the local currency of their respective country as their functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenue, expenses, and gains or losses of these subsidiaries are translated into U.S. dollars using average exchange rates for each period. Gains and losses resulting from these translations are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other income (expense), net, in our consolidated statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements Not Yet Adopted

Segment Reporting

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The new guidance modifies the existing annual and interim segment reporting disclosures. The purpose of the update is to enable investors to better understand an entity’s overall performance and assess potential future cash flows, primarily through enhanced disclosure requirements on significant segment expenses. The ASU is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are in the process of evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The new guidance is expected to increase transparency and usefulness of income tax disclosures through improvements to the rate reconciliation, income taxes paid, and other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2024 and should be applied on a prospective basis, although retrospective application is permitted. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We are in the process of evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

3.   Revenue

The following table presents our revenue disaggregated by revenue source (in thousands):

	Year ended June 30,
	2024	2023	2022
Merchant network revenue	$674,607	507,600	458,511
Card network revenue	151,401	119,338	100,696
Interest income	1,204,355	685,217	527,880
Gain on sales of loans	197,153	188,341	196,435
Servicing income	95,483	87,489	65,770
Total revenue, net	$2,322,999	$1,587,985	$1,349,292

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

We may originate certain loans via our wholly-owned subsidiaries, with zero or below market interest rates. In these instances, the par value of the loans originated is in excess of the fair market value of such loans, resulting in a loss on loan origination, which we record as a reduction to merchant network revenue. In certain cases, the losses incurred on loans originated for a merchant may exceed the total merchant network revenue earned on those loans. We record the excess loss amounts as a sales and marketing expense.

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

For the years ended June 30, 2024, 2023, and 2022, there were no merchants that exceeded 10% of total revenue.

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

Interest Income

Interest income consisted of the following components (in thousands):

	Year ended June 30,
	2024	2023	2022
Contractual interest income on unpaid principal balance	$1,043,019	561,192	365,993
Amortization of discount on loans	204,654	158,703	185,050
Amortization of premiums on loans	(16,945)	(17,628)	(13,085)
Interest receivable charged-off, net of recoveries	(26,373)	(17,050)	(10,078)
Total interest income	$1,204,355	$685,217	$527,880
We accrue interest income using the effective interest method, which includes the amortization of any discounts or premiums on loan receivables created upon the purchase of a loan from our originating bank partners or upon the origination of a loan. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of June 30, 2024, 2023, and 2022, the balance of loans held for investment on non-accrual status was $2.6 million, $1.8 million, and $1.7 million, respectively.

The account is charged-off in the period if the account becomes 120 days past due or meets other charge-off policy requirements. Past due status is based on the contractual terms of the loans. Previously recognized interest receivable from charged-off loans that is accrued but not collected from the consumer is reversed.

Gain on Sales of Loans

We sell certain loans we originate or purchase from our originating bank partners directly to third-party investors or to securitizations. We recognize a gain or loss on sale of loans sold to third parties or to unconsolidated securitizations. This is calculated as the difference between the proceeds received and the carrying value of the loan. This amount is adjusted for the initial recognition of any assets or liabilities incurred upon sale. These generally include a net servicing asset or liability in connection with our ongoing obligation to continue to service the loans. We also recognize a recourse liability based on our estimate of future losses in connection with our obligation to repurchase loans that do not meet certain contractual requirements and such information about the loan was unknown at the time of sale. Additionally, we recognize a risk sharing asset or liability in certain arrangements where payments are made or received based on the actual versus expected loan performance, as contractually agreed with the third party.

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

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	June 30, 2024	June 30, 2023
Unpaid principal balance	$5,697,965	$4,451,324
Accrued interest receivable	62,796	41,079
Premiums on loans held for investment	7,822	7,135
Less: Discount due to loss on loan purchase commitment	(63,682)	(51,190)
Less: Discount due to loss on directly originated loans	(34,829)	(45,145)
Less: Fair value adjustment on loans acquired through business combination	(16)	(241)
Total loans held for investment	$5,670,056	$4,402,962

Loans held for investment includes loans originated through our originating bank partners and directly originated loans. The majority of the loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $21.5 billion, $16.2 billion, and $12.1 billion for the years ended June 30, 2024, 2023, and 2022, respectively. We directly originated $4.5 billion, $3.7 billion, and $3.3 billion of loans for the  June 30, 2024, 2023, and 2022, respectively.

Our portfolio consists of interest bearing and non-interest bearing consumer loans with original term lengths of up to sixty months originated in markets including the U.S. and Canada, with the majority of loans originated within the U.S. Given that our loan portfolio focuses on one product segment, unsecured consumer installment loans, we generally evaluate the entire portfolio as a single homogeneous loan portfolio considering factors such as country of origin, loan product, origination channel, merchant and various borrower characteristics, to predict future losses.

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

The following table presents an analysis of the credit quality, by ITACs score, of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination on loans held for investment and loans held for sale as of June 30, 2024 (in thousands):

June 30, 2024
	Amortized Costs Basis by Fiscal Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
96+	$3,438,135	$183,210	$10,026	$186	$10	$5	$3,631,572
94 – 96	1,509,125	29,227	463	8	2	4	1,538,829
90 – 94	287,499	3,575	263	3	1	1	291,342
<90	45,009	46	309	2	1	—	45,367
No score (1)	20,680	66,680	12,391	217	94	124	100,186
Total amortized cost basis	$5,300,448	$282,738	$23,452	$416	$108	$134	$5,607,296

(1)This balance represents loan receivables without sufficient data available for use by the Affirm scoring methodology including new markets and certain developing products.

The following table presents net charge-offs by fiscal year of origination as of year ended June 30, 2024 (in thousands):

	Net Charge-offs by Fiscal Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
Current period charge-offs	(142,915)	(213,870)	(7,729)	(969)	(121)	(107)	(365,711)
Current period recoveries	6,215	15,515	7,724	1,075	73	94	30,696
Current period net charge-offs	$(136,700)	$(198,355)	$(5)	$106	$(48)	$(13)	$(335,015)

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

	June 30, 2024	June 30, 2023
Non-delinquent loans	$5,331,462	$4,183,248
4 – 29 calendar days past due	134,434	92,876
30 – 59 calendar days past due	55,021	36,399
60 – 89 calendar days past due	47,764	28,171
90 – 119 calendar days past due(1)	38,615	21,271
Total amortized cost basis	$5,607,296	$4,361,965

(1)Includes $38.6 million and $20.9 million of loan receivables as of June 30, 2024 and June 30, 2023, respectively, that are 90 days or more past due, but are not on non-accrual status.

We maintain an allowance for credit losses at a level sufficient to absorb expected credit losses based on evaluating known and inherent risks in our loan portfolio. The allowance for credit losses reflects our estimate of expected lifetime credit losses, which consider the remaining contractual term, historical credit losses, consumer payment trends, estimated recoveries, and future payment expectations as of each balance sheet date. Adjustments to the allowance for changes in our estimate of lifetime expected credit losses are recognized in earnings through the provision for credit losses presented on our consolidated statements of operations and comprehensive loss. When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged off against the allowance for credit losses. Loans are charged off in accordance with our charge-off policy, as the contractual principal becomes 120 days past due. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses.

The following table details activity in the allowance for credit losses, including charge-offs, recoveries and provision for loan losses (in thousands):

	Year ended June 30,
	2024	2023	2022
Balance at beginning of period	$204,531	$155,392	$117,760
Provision for credit losses	439,581	318,188	240,804
Charge-offs	(365,711)	(300,058)	(227,770)
Recoveries of charged-off receivables	30,696	31,009	24,598
Balance at end of period	$309,097	$204,531	$155,392

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

The following tables present the amortized cost basis of loans excluding accrued interest receivable that were modified for borrowers experiencing financial difficulty during the years ended June 30, 2024 and 2023, by type of modification (in thousands):

	Year ended June 30,
	2024	2023
Payment Deferral	$33,409	$6,503
Loan Re-amortization	931	94
Total	$34,340	$6,597
% of Total Loan Receivables Outstanding	0.61%	0.15%

With respect to borrowers who received payment deferrals during the years ended June 30, 2024 and 2023, the length of each deferral period was one month.

With respect to borrowers who received a loan re-amortization during the years ended June 30, 2024 and 2023, the payment amount was reduced by half and the term of the loan was extended between one month and twelve months.

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

The following table presents the delinquency status as of June 30, 2024 and June 30, 2023, by amortized cost basis excluding accrued interest receivable, of loan receivables that have been modified within the last 12 months where the borrower was experiencing financial difficulty at the time of modification (in thousands):

	June 30, 2024
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$17,479	$373	$17,852
4 – 29 calendar days past due	5,826	175	6,001
30 – 59 calendar days past due	2,152	99	2,251
60 – 89 calendar days past due	3,936	145	4,081
90 – 119 calendar days past due	4,016	139	4,155
Total amortized cost basis	$33,409	$931	$34,340

	June 30, 2023
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$4,813	$58	$4,871
4 – 29 calendar days past due	717	13	730
30 – 59 calendar days past due	354	7	361
60 – 89 calendar days past due	346	7	353
90 – 119 calendar days past due	273	9	282
Total amortized cost basis	$6,503	$94	$6,597

With respect to modifications during the 12 months preceding June 30, 2024 and June 30, 2023, respectively, where the borrower was experiencing financial difficulty at the time of modification, the amortized cost basis of loans which have been charged off was $12.4 million and $1.8 million, respectively.

5. Acquisitions

During the year ended June 30, 2024, there were no acquisitions accounted for as business combinations and there was one acquisition accounted for during the same period in 2023.

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

6.   Balance Sheet Components
Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	June 30, 2024	June 30, 2023
Internally developed software	$630,129	$377,301
Leasehold improvements	21,023	20,214
Computer equipment	9,827	10,187
Furniture and equipment	8,913	6,503
Total property, equipment and software, at cost	$669,892	$414,205
Less: Accumulated depreciation and amortization	(242,206)	(124,070)
Total property, equipment and software, net	$427,686	$290,135

Depreciation and amortization expense on property, equipment and software was $148.2 million, $82.1 million and $29.2 million for the years ended June 30, 2024, 2023, and 2022, respectively.

No impairment losses related to property, equipment and software were recorded during the years ended June 30, 2024, 2023, and 2022.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the years ended June 30, 2024 and 2023 were as follows (in thousands):

Balance as of June 30, 2022	$539,534
Additions (1)	9,443
Adjustments (2)	(6,406)
Balance as of June 30, 2023	$542,571
Adjustments (2)	(9,131)
Balance as of June 30, 2024	$533,439

(1)Refer to Note 5. Acquisitions for a description of additions to goodwill during the year ended June 30, 2023.
(2)Adjustments to goodwill during the years ended June 30, 2024 and 2023 primarily pertained to foreign currency translation adjustments.

During the year ended June 30, 2024, we recognized goodwill disposal losses of $1.0 million included in general and administrative expenses on our consolidated statements of operations and comprehensive loss. No impairment or disposal losses related to goodwill were recorded during the years ended June 30, 2023 and 2022.

Intangible assets consisted of the following (in thousands):

	June 30, 2024
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,847	$(36,741)	$1,106	0.1
Developed technology	39,444	(39,311)	133	0.0
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks and domains, definite	1,450	(1,165)	285	1.0
Trademarks, licenses and domains, indefinite	11,628	—	11,628	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,209	$(89,707)	$13,502

	June 30, 2023
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$38,129	$(27,637)	$10,492	0.6
Developed technology	39,626	(30,653)	8,973	0.6
Assembled workforce	12,490	(9,983)	2,507	0.3
Trademarks and domains, definite	1,481	(990)	491	1.7
Trademarks, licenses and domains, indefinite	11,621	—	11,621	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,697	$(69,263)	$34,434

Amortization expense for intangible assets was $20.8 million, $52.5 million and $23.5 million for the years ended June 30, 2024, 2023 and 2022, respectively. No impairment losses related to intangible assets were recorded during the years ended June 30, 2024, 2023, and 2022.

The expected future amortization expense of these intangible assets as of June 30, 2024 is as follows (in thousands):

2025	$1,355
2026	154
2027	15
2028	—
2029 and thereafter	—
Total amortization expense	$1,524

Commercial Agreement Assets

In November 2021, we granted warrants in connection with our commercial agreements with certain subsidiaries of Amazon.com, Inc. (“Amazon”). The warrants were granted in exchange for certain performance provisions and the benefit of acquiring new users. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested upon grant. The asset was valued based on the fair value of the warrants and represents the probable future economic benefit to be realized over the expected benefit period. The expected benefit period of the asset was initially estimated to be approximately three years. During the year ended June 30, 2024, the remaining expected benefit period was extended by one year upon the renewal of the commercial agreement, which extended the agreement term. For the years ended June 30, 2024, 2023, and 2022, we recognized amortization expense of $32.9 million, $41.4 million, and $26.3 million, respectively, in our consolidated statements of operations and comprehensive loss as a component of sales and marketing expense. Refer to Note 14. Stockholders’ Equity for further discussion of the warrants.

In January 2021, we recognized an asset in connection with a commercial agreement with an enterprise partner, in which we granted stock appreciation rights in exchange for the benefit of acquiring access to the partner's consumers. The asset was valued at $25.9 million based on the fair value of the stock appreciation rights on the grant date and represents the probable future economic benefit to be realized over the three-year expected benefit period. During the year ended June 30, 2024, the expected benefit period ended and the asset has been fully amortized. For the years ended June 30, 2024, 2023, and 2022, we recorded amortization expense related to the asset of $4.2 million, $8.3 million, and $8.1 million, respectively, in our consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

In July 2020, we recognized an asset in connection with a commercial agreement with Shopify Inc. (“Shopify”), in which we granted warrants in exchange for the opportunity to acquire new merchant partners. This asset represents the probable future economic benefit to be realized over the expected benefit period and is valued based on the fair value of the warrants on the grant date. We recognized an asset of $270.6 million associated with the fair value of the warrants, which were fully vested as of June 30, 2024. The expected benefit period of the asset was initially estimated to be four years, and the remaining useful life of the asset is reevaluated each reporting period. During fiscal year 2022, the remaining expected benefit period was extended by two years upon the execution of an amendment to the commercial agreement with Shopify which extended the term of the agreement. We recorded amortization expense related to the commercial agreement asset of $35.9 million, $35.8 million, and $62.2 million for the years ended June 30, 2024, 2023, and 2022, respectively, in our consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

Other Assets

    Other assets consisted of the following (in thousands):

	June 30, 2024	June 30, 2023
Processing reserves	$55,754	$60,039
Equity securities, at cost	37,806	43,172
Fixed term deposit	35,203	—
Risk sharing assets	33,884	—
Prepaid expenses	28,799	35,626
Operating lease right-of-use assets	21,863	30,171
Prepaid payroll taxes for stock-based compensation	21,395	14,336
Foreign deferred tax asset	21,206	23,270
Other receivables	18,263	17,214
Derivative instruments	17,207	50,545
Other assets	7,960	4,241
Total other assets	$299,340	$278,614

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2024	June 30, 2023
Accrued expenses	$59,613	$50,704
Operating lease liability	39,493	52,557
Collateral held for derivative instruments	17,643	53,267
Other liabilities	30,680	24,355
Total accrued expenses and other liabilities	$147,429	$180,883

7. Leases

We lease facilities under operating leases with various expiration dates through 2030. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from nine months to one year. As of June 30, 2024, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to six years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. We are required to post collateral for the letters of credit in the form of cash or eligible securities. As of June 30, 2024, the collateral totaled $8.8 million, of which $2.0 million was in the form of cash that was classified as restricted cash, and $6.8 million was in the form of securities which was classified as securities available for sale at fair value on our consolidated balance sheets. As of June 30, 2023, the collateral and deposits for the letters of credit was $9.7 million in the form cash and was classified as restricted cash on our consolidated balance sheets.

During the years ended June 30, 2024 and 2023, we decided to sublease a portion of our leased office space in San Francisco, resulting in an impairment charge of $0.8 million and $1.2 million, respectively, included in general and administrative expense on our consolidated statements of operations and comprehensive loss. For the year ended June 30, 2022, the impairment expense related to leases was not material to our consolidated statements of operations and comprehensive loss.

Operating lease expense are as follows (in thousands):

	Year ended June 30,
	2024	2023	2022
Operating lease expense (1) (2)	$11,549	$18,954	$15,200

(1)Lease expenses for our short-term leases were immaterial for the years presented.
(2)During the year ended June 30, 2023, we incurred charges of $4.7 million, within restructuring and other, on our consolidated statements of operations and comprehensive loss, related to a reduction to our ROU lease assets which were attributed to certain leased space we were no longer utilizing for our business operations.

We have subleased a portion of our leased facilities. Sublease income totaled $4.6 million, $3.4 million, and $3.1 million during the years ended June 30, 2024, 2023, and 2022, respectively.

Lease term and discount rate information are summarized as follows:

June 30, 2024
Weighted average remaining lease term (in years)	3.2
Weighted average discount rate	5.0%

As of June 30, 2024, future minimum lease payments are as follows (in thousands):

2025	$16,742
2026	15,833
2027	3,065
2028	2,185
2029	2,247
Thereafter	3,263
Total lease payments	43,335
Less imputed interest	(3,842)
Present value of total lease liabilities	$39,493

8.   Commitments and Contingencies

Loan Repurchase Obligations

Under the normal terms of our whole loan sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representations and warranties is identified. Generally, a breach in representation and warranties could occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. This amount was not material as of June 30, 2024.

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

Kusnier v. Affirm Holdings, Inc.

On December 8, 2022, plaintiff Mark Kusnier filed a putative class action lawsuit against Affirm, Max Levchin, and Michael Linford in the U.S. District Court for the Northern District of California (the “Kusnier action”). On May 5, 2023, plaintiffs Kusnier and Chris Meinsen filed their first amended complaint alleging that the defendants (i) caused Affirm to make materially false and/or misleading statements and/or failed to disclose that Affirm’s BNPL service facilitated excessive consumer debt (including with respect to certain for-profit educational institutions), regulatory arbitrage, and data harvesting; (ii) made false and/or misleading statements about certain public regulatory actions; and (iii) made false and/or misleading statements about whether Affirm’s business model was vulnerable to interest rate changes. On December 20, 2023, the Court granted Affirm’s motion to dismiss the first amended complaint with leave to amend. On January 19, 2024, plaintiffs filed their second amended complaint, which contains only the allegations from the first amended complaint relating to false and/or misleading statements about whether Affirm’s business model was vulnerable to interest rate changes. In light of the above, plaintiffs assert that Affirm violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that Levchin and Linford violated Section 20(a) of the Exchange Act. Plaintiffs seek class certification, unspecified compensatory and punitive damages, and costs and expenses. Affirm filed its motion to dismiss the second amended complaint on February 2, 2024. On August 26, 2024, the Court granted Affirm’s motion to dismiss with leave to amend by September 25, 2024.

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

We have determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described above, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Amounts accrued as of June 30, 2024 and June 30, 2023 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.

Purchase Commitments

We have entered into non-cancelable purchase obligations with our third-party cloud computing web services provider, which included annual purchase commitments for the period from March 2023 through February 2030 with an aggregate committed spend of $650.0 million during such period. For the years ended June 30, 2024 and 2023, we had remaining purchase commitments of $575.9 million and $659.2 million, respectively, primarily related to cloud and hosting services. If we fail to meet any of the purchase commitments, we will be required to pay the difference. We pay our cloud-computing web services provider monthly, and we may pay more than the minimum purchase commitment based on usage.

9.   Debt

Debt encompasses funding debt, convertible senior notes and our revolving credit facility.

Funding Debt

Secured Borrowing Facilities

The following table summarizes the components of our U.S. and International secured borrowing facilities as of June 30, 2024 (in thousands):

	Total Capital Capacity	Advance Rate		Interest Rate Spread (2)		Unused Commitment Fees	Maturity	Pledged Collateral (3)	Total Outstanding
		Min - Max	Weighted Average	Min - Max	Weighted Average
US facilities	4,975,000	70% - 86%	84%	1.75% - 2.20%	1.95%	0.00% - 0.75%	2025 - 2027	1,661,521	1,429,243
International facilities (1)	665,126	67% - 88%	83%	1.25% - 4.25%	1.69%	0.30% - 0.45%	2028 - 2030	472,086	387,931
Total, before unamortized debt issuance costs, premiums and discounts									$1,817,174
Less: unamortized debt issuance costs, premiums and discounts									(14,790)
Total									$1,802,384

(1)As of June 30, 2024, international facilities finance the origination of loan receivables in Canada and are denominated in CAD.
(2)Reference rates as of June 30, 2024 under our U.S. facilities bear interest at an annual benchmark rate of Secured Overnight Financing Rate (“SOFR”) or an alternative commercial paper rate plus an applicable spread. Reference rates as of June 30, 2024 under our international facilities bear interest at an annual benchmark rate of the Canadian Overnight Repo Rate Average (“CORRA”), Government of Canadian benchmark bond yields, or an alternative commercial paper rate plus an applicable spread. As debt arrangements are renewed, the reference rate and/or spread are subject to change.
(3)As of June 30, 2024, represents the unpaid principal balance of loans, directly originated by us or purchased from the originating bank partner, pledged as collateral for borrowings in our facilities.

In the U.S., through trusts, we have entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. Each trust entered into a credit agreement and security agreement with a third-party as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are classified as funding debt on the consolidated balance sheets and proceeds from the borrowings can only be used for the purposes of facilitating loan funding and origination. These warehouse credit facility trusts, which have been classified as VIEs, are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm. Additionally, we have various credit facilities utilized to finance the origination of loan receivables in Canada. Similar to our warehouse credit facilities in the U.S., borrowings under these agreements are classified as funding debt on the consolidated balance sheets, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination.

Financing terms, including the advance rate and financing spread, vary across these revolving facilities and generally depend on the types of collateral that may be pledged and respective concentration limits. The revolving period for each facility generally ends 4 - 12 months prior to the final maturity date, after which additional borrowings are not permitted.

Our funding debt agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of June 30, 2024, we were in compliance with all applicable covenants in the agreements.

The aggregate future maturities of our secured borrowing facilities consists of the following (in thousands):

June 30, 2024
2025	$328,921
2026	939,969
2027	194,878
2028	207,038
2029	54,546
Thereafter	126,347
Total	$1,851,699
Deferred debt issuance costs	(14,790)
Total funding debt, net of deferred debt issuance costs	$1,836,909
Sales and Repurchase Agreements

We entered into certain sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. The repurchase agreements each have an initial term of three months and subject to mutual agreement by Affirm and the counterparty, we may enter into one or more repurchase date extensions, each for an additional three-month term at market interest rates on such extension date. As of June 30, 2024, the interest rates were 7.33% for both the senior pledged securities and the residual certificate pledged securities. We had $34.5 million and $11.0 million in debt outstanding under our repurchase agreements disclosed within funding debt on the condensed consolidated balance sheets as of June 30, 2024 and June 30, 2023, respectively. The debt will be amortized through regular principal and interest payments on the pledged securities. The outstanding debt relates to $46.7 million and $18.9 million in pledged securities disclosed within securities available for sale at fair value on the consolidated balance sheets as of June 30, 2024 and June 30, 2023, respectively.

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

On December 6, 2023, the Board of Directors authorized the repurchase of up to $800.0 million in aggregate principal amount of the 2026 Notes. This authorization succeeds the $800.0 million repurchase authorization approved by the Board of Directors on June 7, 2023. Note repurchases under the December 2023 authorization may be made from time to time through December 31, 2024 through open market purchases, privately negotiated purchases, purchase plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Rule 10b5-1”), or through a combination thereof. Repurchases are subject to available liquidity, general market and economic conditions, alternate uses for the capital, and other factors, and there is no minimum principal amount of 2026 Notes that the Company is obligated to repurchase.

During the year ended June 30, 2024, we paid $63.6 million in cash for the repurchase of $76.7 million aggregate principal amount of our 2026 Notes under the December 2023 authorization. The carrying amount of the extinguished 2026 Notes was approximately $76.2 million resulting in a $12.6 million gain on early extinguishment of debt, which is reported as a component of other income (expense), net within our consolidated statements of operations and comprehensive loss. The repurchased 2026 Notes were received and canceled.

The convertible senior notes outstanding as of June 30, 2024 consisted of the following (in thousands):

	Principal Amount	Unamortized Discount and Issuance Cost	Net Carrying Amount
Convertible senior notes	$1,349,207	$(7,777)	$1,341,430

The 2026 Notes do not bear interest. We recognized $3.4 million, $3.9 million and $2.4 million during the years ended June 30, 2024, 2023 and 2022, respectively, of interest expense related to the amortization of debt discount and issuance costs in the consolidated statements of operations and comprehensive loss within other income (expense), net. As of June 30, 2024, the remaining life of the 2026 Notes is approximately 29 months.

Revolving Credit Facility

On June 26, 2024, we entered into an amendment to our Revolving Credit Agreement, where we increased the unsecured revolving commitments under the facility from $205.0 million to $330.0 million. This facility bears interest at a rate equal to, at our option, either (a) a SOFR rate determined by reference to the forward-looking term SOFR rate for the interest period, plus an applicable margin of 1.75% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the U.S. prime rate and (iii) the one-month forward-looking term SOFR rate plus 1.00% per annum, in each case, plus an applicable margin of 0.75% per annum. Under the terms of amendment the final maturity date was extended from February 4, 2025 to June 26, 2027. The facility contains certain financial covenants which may result in an acceleration of the maturity if not maintained, and requires payment of a monthly unused commitment fee of 0.20% per annum on the undrawn balance available. As of June 30, 2024,there are no borrowings outstanding under the facility.

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

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs (in thousands):

	June 30, 2024
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$2,052,881	$1,823,794	$229,087
Securitizations	3,325,254	3,246,228	79,026
Total consolidated VIEs	$5,378,135	$5,070,022	$308,113

	June 30, 2023
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$1,930,641	$1,686,359	$244,282
Securitizations	2,272,991	2,169,835	103,156
Total consolidated VIEs	$4,203,632	$3,856,194	$347,438

Unconsolidated VIEs

Our transactions with unconsolidated VIEs include securitization trusts where we did not retain significant economic exposure through our variable interests and therefore we determined that we are not the primary beneficiary as of June 30, 2024.

The following information pertains to unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary (in thousands):

	June 30, 2024
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$967,256	$920,004	$47,252	$51,861
Total unconsolidated VIEs	$967,256	$920,004	$47,252	$51,861

	June 30, 2023
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$380,547	$367,788	$12,759	$19,149
Total unconsolidated VIEs	$380,547	$367,788	$12,759	$19,149

Maximum exposure to losses represents our exposure through our continuing involvement as servicer and through our retained interests. For unconsolidated VIEs, this includes $51.7 million in retained notes and residual trust certificates disclosed within securities available for sale at fair value in our consolidated balance sheets and $0.2 million related to our net servicing assets disclosed within our consolidated balance sheets as of June 30, 2024.

Additionally, we may experience a loss due to future repurchase obligations resulting from breaches in representations and warranties in our securitization and third-party sale agreements. This amount was not material as of June 30, 2024.

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

See Note 13. Fair Value of Financial Assets and Liabilities for additional information on the fair value sensitivity of the notes receivable and residual certificates. Additionally, as of June 30, 2024, we have pledged certain of our retained beneficial interests as collateral in a sale and repurchase agreement as described in Note 9. Debt.

11.   Investments

Marketable Securities

Marketable securities include certain investments classified as cash and cash equivalents and securities available for sale, at fair value, and consist of the following as of each date presented within the consolidated balance sheets (in thousands):

	June 30, 2024	June 30, 2023
Cash and cash equivalents:
Money market funds	$63,389	$97,129
Commercial paper	57,964	54,402
Agency bonds	—	60,865
Government bonds - US	3,492	—
Securities, available for sale:
Certificates of deposit	34,473	97,224
Corporate bonds	242,660	256,772
Commercial paper	239,882	266,193
Agency bonds	15,159	84,276
Municipal bonds	3,953	—
Government bonds
Non-US	5,275	9,151
US (1)	538,556	441,096
Securitization notes receivable and certificates (2)	51,670	18,913
Other	—	1,028
Total marketable securities:	$1,256,473	$1,387,049

(1)As of June 30, 2024, these securities include $54.1 million pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements. As of June 30, 2023, no securities were pledged as collateral.
(2)These securities include $46.7 million and $18.9 million as of June 30, 2024 and 2023, respectively, pledged as collateral in connection with sale and repurchase agreements discussed within Note 9. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of June 30, 2024 and June 30, 2023 were as follows (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$34,468	$9	$(4)	$—	$34,473
Corporate bonds	243,639	95	(1,074)	—	242,660
Commercial paper (1)	298,005	7	(166)	—	297,846
Agency bonds	15,283	—	(124)	—	15,159
Municipal bonds	3,943	10	—	—	3,953
Government bonds
Non-US	5,310	—	(35)	—	5,275
US (1) (2)	543,421	33	(1,406)	—	542,048
Securitization notes receivable and certificates (3)	51,726	699	(91)	(664)	51,670
Total securities available for sale	$1,195,795	$853	$(2,900)	$(664)	$1,193,084

	June 30, 2023
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$97,399	$11	$(186)	$—	$97,224
Corporate bonds	260,627	55	(3,910)	—	256,772
Commercial paper (1)	320,882	34	(321)	—	320,595
Agency bonds (1)	145,312	62	(233)	—	145,141
Government bonds
Non-US	9,330	—	(179)	—	9,151
US (2)	444,858	28	(3,790)	—	441,096
Securitization notes receivable and certificates (3)	19,841	—	(475)	(453)	18,913
Other	1,028	—	—	—	1,028
Total securities available for sale	$1,299,277	$190	$(9,094)	$(453)	$1,289,920

(1)Commercial paper, agency bonds, and US government bonds include $61.5 million and $115.3 million as of June 30, 2024 and 2023, respectively, classified as cash and cash equivalents within the consolidated balance sheets.
(2)As of June 30, 2024, these securities include $54.1 million pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements. As of June 30, 2023, no securities were pledged as collateral.
(3)Approximately $46.7 million and $18.9 million as of June 30, 2024 and 2023, respectively, of these securities have been pledged as collateral in connection with sale and repurchase agreements discussed within Note 9. Debt.

As of June 30, 2024 and June 30, 2023, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of June 30, 2024 and June 30, 2023, are as follows (in thousands):

	June 30, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$9,647	$(4)	$—	$—	$9,647	$(4)
Corporate bonds	119,353	(252)	57,846	(822)	177,199	(1,074)
Commercial paper	245,536	(166)			245,536	(166)
Agency bonds	10,417	(41)	4,743	(83)	15,160	(124)
Government bonds
Non-US	—	—	5,275	(35)	5,275	(35)
US	251,113	(185)	123,633	(1,221)	374,746	(1,406)
Total securities available for sale (1)	$636,066	$(648)	$191,497	$(2,161)	$827,563	$(2,809)

	June 30, 2023
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$63,489	$(186)	$—	$—	$63,489	$(186)
Corporate bonds	92,171	(834)	131,762	(3,076)	223,933	(3,910)
Commercial paper	164,037	(321)	—	—	164,037	(321)
Agency bonds	44,214	(233)	—	—	44,214	(233)
Government bonds
Non-US	3,061	(58)	6,089	(121)	9,150	(179)
US	292,333	(2,395)	67,606	(1,395)	359,939	(3,790)
Total securities available for sale (1)	$659,305	$(4,027)	$205,457	$(4,592)	$864,762	$(8,619)

(1)The number of positions with unrealized losses for which an allowance for credit losses has not been recorded totaled 137 and 142 as of June 30, 2024 and June 30, 2023, respectively.

The length of time to contractual maturities of securities available for sale as of June 30, 2024 and June 30, 2023, were as follows (in thousands):

	June 30, 2024
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$34,468	$34,473	$—	$—	$34,468	$34,473
Corporate bonds	118,547	118,039	125,092	124,621	243,639	242,660
Commercial paper (1)	298,005	297,846	—	—	298,005	297,846
Agency bonds	10,457	10,416	4,826	4,743	15,283	15,159
Municipal bonds	—	—	3,943	3,953	3,943	3,953
Government bonds
Non-US	2,150	2,150	3,160	3,125	5,310	5,275
US (1)	465,338	464,298	78,083	77,750	543,421	542,048
Securitization notes receivable and certificates (2)	—	—	51,726	51,670	51,726	51,670
Total securities available for sale	$928,965	$927,222	$266,830	$265,862	$1,195,795	$1,193,084

	June 30, 2023
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$97,399	$97,224	$—	$—	$97,399	$97,224
Corporate bonds	173,523	171,634	87,104	85,138	260,627	256,772
Commercial paper (1)	320,882	320,595	—	—	320,882	320,595
Agency bonds (1)	130,176	130,165	15,136	14,976	145,312	145,141
Government bonds
Non-US	4,063	3,996	5,267	5,155	9,330	9,151
US	308,179	306,656	136,679	134,440	444,858	441,096
Securitization notes receivable and certificates (2)	—	—	19,841	18,913	19,841	18,913
Other	—	—	1,028	1,028	1,028	1,028
Total securities available for sale	$1,034,222	$1,030,270	$265,055	$259,650	$1,299,277	$1,289,920

(1)Commercial paper, agency bonds, and US government bonds include $61.5 million and $115.3 million as of June 30, 2024 and 2023, respectively, classified as cash and cash equivalents within the consolidated balance sheets.
(2)Based on weighted average life of expected cash flows as of June 30, 2024 and June 30, 2023.

Gross proceeds from matured or redeemed securities were $1.5 billion and $3.7 billion for the years ended June 30, 2024 and June 30, 2023, respectively.

For available for sale securities realized gains and losses from portfolio sales were not material for the June 30, 2024 and June 30, 2023.

Non-marketable Equity Securities

Equity investments without a readily determinable fair value held at cost were $37.8 million and $43.2 million as of June 30, 2024 and June 30, 2023, respectively, and are included in other assets within the consolidated balance sheets.

We recognized an impairment of $14.1 million during the year ended June 30, 2024 within other income (expense), net in the consolidated statements of operations and comprehensive loss in connection with one of our non-marketable equity security investments. We determined an impairment indicator existed upon receiving a tender offer to repurchase all outstanding equity securities at a substantial discount relative to the cost basis of our investment. We determined the tender offer price was a reasonable estimate of fair value and therefore we recognized an impairment equal to the difference between our costs basis and the implied fair value based on the tender offer price. We did not record any impairment for the year ended June 30, 2023.

There have been no upward or downward adjustments due to observable changes in orderly transactions for the years ended June 30, 2024 or June 30, 2023.

Fixed Term Deposits

Fixed term deposits were $35.2 million as of June 30, 2024 and consist of interest bearing deposits held at financial institutions with an original maturities greater than three months but no more than twelve months. These deposits are carried at cost, which approximates fair value, and are included in other assets within the consolidated balance sheets. We did not have any fixed term deposits as of June 30, 2023.

12.   Derivative Financial Instruments

The following table summarizes the total fair value, including interest accruals, and outstanding notional amounts of derivative instruments as of June 30, 2024 and June 30, 2023 (in thousands):

	June 30, 2024			June 30, 2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts - cash flow hedges	$150,000	$4	$—	$800,000	$751	$—
Derivatives not designated as hedges
Interest rate contracts	854,589	17,203	38	2,102,944	49,794	—
Total gross derivative assets/liabilities	$1,004,589	$17,207	$38	$2,902,944	$50,545	$—

The following table summarizes the impact of the cash flow hedges on Accumulated Other Comprehensive Income (“AOCI”) (in thousands):

	Year ended June 30,
	2024	2023
Balance at beginning of period	$751	$—
Changes in fair value	2,000	805
Amounts reclassified into earnings (1)	(1,344)	(54)
Balance at end of period (2)	$1,407	$751

(1)The amounts reclassified into earnings is presented in our consolidated statements of operations and comprehensive loss within funding costs.
(2)Over the next 12 months, we expect to reclassify $1.0 million of net derivative gains included in AOCI into funding costs within our consolidated statements of operations and comprehensive loss.

The following table summarizes the impact of the derivative instruments on income (loss) and indicates where within the consolidated statements of operations and comprehensive loss such impact is reported (in thousands):

	Year ended June 30,
	2024	2023
Location of gains (losses) where the effects of derivatives are recorded
The effects of cash flow hedging
Funding costs	1,344	54
The effects of derivatives not designated in hedging relationships
Other income, net	4,479	48,074

Refer to Note 2. Summary of Significant Accounting Policies and Note 13. Fair Value of Financial Assets and Liabilities for additional information on our derivative instruments.

13.   Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and June 30, 2023 (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$63,389	$—	$—	$63,389
Commercial paper	—	57,964	—	57,964
Government bonds- US	—	3,492	—	3,492
Securities, available for sale:
Certificates of deposit	—	34,473	—	34,473
Corporate bonds	—	242,660	—	242,660
Commercial paper	—	239,882	—	239,882
Agency bonds	—	15,159	—	15,159
Municipal bonds	—	3,953	—	3,953
Government bonds:
Non-US	—	5,275	—	5,275
US	—	538,556	—	538,556
Securitization notes receivable and residual trust certificates	—	—	51,670	51,670
Servicing assets	—	—	574	574
Derivative instruments	—	17,207	—	17,207
Risk sharing asset	—	—	33,884	33,884
Total assets	$63,389	$1,158,621	$86,128	$1,308,138
Liabilities:
Servicing liabilities	$—	$—	$743	$743
Performance fee liability	—	—	1,503	1,503
Profit share liability	—	—	1,974	1,974
Risk sharing liability	—	—	918	918
Derivative Instruments	—	38	—	38
Total liabilities	$—	$38	$5,138	$5,176

	June 30, 2023
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$97,129	$—	$—	$97,129
Commercial paper	—	54,402	—	54,402
Agency bonds	—	60,865	—	60,865
Securities, available for sale:
Certificates of deposit	—	97,224	—	97,224
Corporate bonds	—	256,772	—	256,772
Commercial paper	—	266,193	—	266,193
Agency bonds	—	84,276	—	84,276
Government bonds:
Non-US	—	9,151	—	9,151
US	—	441,096	—	441,096
Securitization notes receivable and residual trust certificates	—	—	18,913	18,913
Other	—	—	1,028	1,028
Servicing assets	—	—	880	880
Derivative instruments	—	50,545	—	50,545
Total assets	$97,129	$1,320,524	$20,821	$1,438,474
Liabilities:
Servicing liabilities	$—	$—	$1,392	$1,392
Performance fee liability	—	—	1,581	1,581
Residual trust certificates, held by third-parties	—	—	125	125
Profit share liability	—	—	1,832	1,832
Total liabilities	$—	$—	$4,930	$4,930

There were no transfers between levels during the periods ended June 30, 2024 and June 30, 2023.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Marketable Securities

As of June 30, 2024, we held marketable securities classified as cash and cash equivalents and securities available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Derivative Instruments

As of June 30, 2024 and June 30, 2023, we used a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risks associated with variable interest rates. These derivative instruments are classified as Level 2 within the fair value hierarchy, and the fair value is estimated by using third-party pricing models, which contain certain assumptions based on readily observable market-based inputs. We validate the valuation output on a monthly basis. Refer to Note 12. Derivative Financial Instruments in the notes to the consolidated financial statements for further details on our derivative instruments.

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

Servicing Assets and Liabilities

We sold loans with an unpaid principal balance of $10.2 billion, $7.5 billion, and $7.1 billion for the years ended June 30, 2024, 2023, and 2022, respectively, for which we retained servicing rights.

As of June 30, 2024 and June 30, 2023, we serviced loans which we sold with a remaining unpaid principal balance of $5.1 billion and $4.1 billion, respectively.

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

We earned $95.5 million, $87.5 million, and $65.8 million of servicing income for the years ended June 30, 2024, 2023, and 2022, respectively.

As of June 30, 2024 and June 30, 2023, the aggregate fair value of the servicing assets was measured at $0.6 million and $0.9 million, respectively, and presented within other assets on the consolidated balance sheets. As of June 30, 2024 and June 30, 2023, the aggregate fair value of the servicing liabilities was measured at $0.7 million and $1.4 million, respectively, and presented within accrued expenses and other liabilities on the consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Year ended June 30,
	2024	2023
Fair value at beginning of period	$880	$1,192
Initial transfers of financial assets	—	433
Subsequent changes in fair value	(306)	(745)
Fair value at end of period	$574	$880

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Year ended June 30,
	2024	2023
Fair value at beginning of period	$1,392	$2,673
Initial transfers of financial assets	5,485	7,723
Subsequent changes in fair value	(6,134)	(9,004)
Fair value at end of period	$743	$1,392

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of June 30, 2024 and June 30, 2023:

		June 30, 2024
	Unobservable Input	Minimum	Maximum	Weighted Average (3)
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	2.00%	2.00%	2.00%
	Gross default rate (2)	9.89%	22.72%	10.84%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	2.00%	2.00%	2.00%
	Gross default rate (2)	2.58%	4.12%	3.00%

		June 30, 2023
	Unobservable Input	Minimum	Maximum	Weighted Average (3)
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.92%	2.31%	0.93%
	Gross default rate (2)	2.15%	11.20%	3.36%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	0.92%	2.31%	2.27%
	Gross default rate (2)	9.50%	21.54%	13.64%

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
(3)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	June 30, 2024	June 30, 2023
Servicing assets
Gross default rate assumption:
Gross default rate increase of 25%	$1	$—
Gross default rate increase of 50%	$1	$(1)
Adequate compensation assumption:
Adequate compensation increase of 10%	$(980)	$(382)
Adequate compensation increase of 20%	$(1,961)	$(764)
Discount rate assumption:
Discount rate increase of 25%	$(23)	$(29)
Discount rate increase of 50%	$(44)	$(55)
Servicing liabilities
Gross default rate assumption:
Gross default rate increase of 25%	$(1)	$(9)
Gross default rate increase of 50%	$(1)	$(19)
Adequate compensation assumption:
Adequate compensation increase of 10%	$3,153	$2,798
Adequate compensation increase of 20%	$6,305	$5,597
Discount rate assumption:
Discount rate increase of 25%	$(19)	$(19)
Discount rate increase of 50%	$(37)	$(38)

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

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Year ended June 30,
	2024	2023
Fair value at beginning of period	$1,581	$1,710
Purchases of loans	1,775	1,758
Settlements paid	(1,969)	(2,031)
Subsequent changes in fair value	116	144
Fair value at end of period	$1,503	$1,581

Significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability are the discount rate, refund rate, and default rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of June 30, 2024 and June 30, 2023:

	June 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	8.50%	10.00%	9.81%
Refund rate	1.50%	1.50%	1.50%
Default rate	1.38%	4.65%	2.94%

	June 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	10.00%	10.00%	10.00%
Refund rate	4.50%	4.50%	4.50%
Default rate	1.79%	3.34%	2.86%

(1)Unobservable inputs were weighted by remaining principal balances

Residual Trust Certificates Held by Third-Parties in Consolidated VIEs

Residual trust certificates held by third-party investor(s) are measured at fair value, using a discounted cash flow model, and presented within accrued expenses and other liabilities on the consolidated balance sheets. Any changes in the fair value of the liability are reflected in other income (expense), net, on the consolidated statements of operations and comprehensive loss. As of June 30, 2024, we no longer have any residual trust certificates held by third parties.

The following table summarizes the activity related to the fair value of the residual trust certificates held by third-parties (in thousands):

	Year ended June 30,
	2024	2023
Fair value at beginning of period	$125	$377
Repayments	(115)	(306)
Subsequent changes in fair value	(10)	54
Fair value at end of period	$—	$125

Retained Beneficial Interests in Unconsolidated VIEs

As of June 30, 2024, we held notes receivable and residual trust certificates with an aggregate fair value of $51.7 million in connection with unconsolidated securitizations. The balances correspond to the 5% economic risk retention we are required to maintain as the securitization sponsor.

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

The following table summarizes the activity related to the fair value of the notes receivable and residual trust certificates (in thousands):

	Year ended June 30,
	2024	2023
Fair value at beginning of period	$18,913	$51,678
Additions	58,508	—
Cash received (due to payments)	(28,738)	(33,544)
Change in unrealized gain (loss)	1,083	6
Accrued interest	2,115	1,205
Reversal of (impairment on) securities available for sale	(211)	(432)
Fair value at end of period	$51,670	$18,913

Significant unobservable inputs used for our Level 3 fair value measurement of the notes and residual trust certificates are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the notes receivable and residual trust certificates as of June 30, 2024 and June 30, 2023:

	June 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	5.73%	41.41%	8.93%
Loss rate	0.95%	6.98%	6.17%
Prepayment rate	12.40%	27.70%	23.33%

	June 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	5.72%	29.84%	7.30%
Loss rate	1.25%	14.96%	3.02%
Prepayment rate	5.90%	29.90%	18.10%

(1)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the notes receivable and residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

	Year ended June 30,
	2024	2023
Discount rate assumption:
Discount rate increase of 25%	$(623)	$(218)
Discount rate increase of 50%	$(1,223)	$(429)
Loss rate assumption:
Loss rate increase of 25%	$(705)	$(165)
Loss rate increase of 50%	$(1,321)	$(243)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$58	$(30)
Prepayment rate decrease of 50%	$116	$(59)

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

The following table summarizes the activity related to the fair value of the profit share liability (in thousands):

	Year ended June 30,
	2024	2023
Fair value at beginning of period	$1,832	$1,987
Facilitation of loans	3,326	5,792
Actual performance	(5,363)	(7,009)
Subsequent changes in fair value	2,179	1,062
Fair value at end of period	$1,974	$1,832

Significant unobservable inputs used for our Level 3 fair value measurement of the profit share liability are the discount rate and estimated program profitability. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of June 30, 2024 and June 30, 2023:

	June 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	30.00%	30.00%	30.00%
Program profitability	0.32%	1.01%	0.96%

	June 30, 2023
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	30.00%	30.00%	30.00%
Program profitability	1.13%	1.13%	1.13%

(1)Unobservable inputs were weighted by relative fair value

Risk Sharing Arrangements

As of June 30, 2024 and June 30, 2023, we have sold $4.2 billion and $0.4 billion, respectively, unpaid principal balance of loans under these risk sharing arrangements, of which our maximum exposure to losses was $81.2 million and $8.2 million, respectively. This amount includes our maximum potential loss with respect to risk sharing liabilities of $47.3 million and the fair value of risk sharing assets of $33.9 million, as of June 30, 2024.

As of June 30, 2024, we held assets and liabilities related to these arrangements of $33.9 million and $0.9 million, respectively. As of June 30, 2023, we estimated that the fair value of risk sharing liabilities was $0 based on the limited time passed and available loan performance since entering into these agreements. We did not have any risk sharing arrangements where we had recognized an asset as of June 30, 2023.

As of June 30, 2024, we estimated the fair value of future settlements using a discounted cash flow model. Significant assumptions used in the valuation of our risk sharing assets and liabilities are as follows:

Discount Rate

Estimated future cash flow to be received or paid under the agreements are discounted as a part of determining the fair value of the risk sharing arrangements.The discount rate reflects the time value of money and a risk premium intended to reflect the amount of compensation market participants would require.

Loss Rate

We estimate the loss rate as the probability of loan defaults and write-offs, which are used to project future risk-sharing cash flows.

Prepayment Rate

We estimated the annualized prepayment rate as the expected excess loan payment received in a given month as a percentage of the outstanding principal balance at the beginning of the month minus the scheduled principal payment.

The following table summarizes the activity related to the fair value of the risk sharing assets (in thousands):

Year ended June 30, 2024
Fair value at beginning of period	$—
Initial transfers of financial assets	41,669
Subsequent changes in fair value	(7,785)
Fair value at end of period	$33,884

The following table summarizes the activity related to the fair value of the risk sharing liabilities (in thousands):

Year ended June 30, 2024
Fair value at beginning of period	$—
Subsequent changes in fair value	918
Fair value at end of period	$918

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the risk sharing arrangements as of June 30, 2024:

		June 30, 2024
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount rate	20.00%	20.00%	20.00%
	Loss rate	3.00%	4.69%	3.66%
	Prepayment rate	23.36%	33.29%	28.48%
Risk sharing liabilities	Discount rate	20.00%	20.00%	20.00%
	Loss rate	3.25%	5.29%	4.28%

(1)Unobservable inputs were weighted by principal balance of loans sold under each cohort

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the risk sharing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

June 30, 2024
Risk sharing assets
Prepayment rate assumption:
Prepayment rate increase of 25%	$572
Prepayment rate increase of 50%	$1,131
Loss rate assumption:
Loss rate increase of 25%	$(7,315)
Loss rate increase of 50%	$(14,528)
Discount rate assumption:
Discount rate increase of 25%	$(1,211)
Discount rate increase of 50%	$(2,323)
Risk sharing liabilities
Loss rate assumption:
Loss rate increase of 25%	$22,333
Loss rate increase of 50%	$41,677
Discount rate assumption:
Discount rate increase of 25%	$(19)
Discount rate increase of 50%	$(37)

Financial Assets and Liabilities Not Recorded at Fair Value

The following table presents the fair value and our assessment of the classification of this measurement within the fair value hierarchy for financial assets and liabilities held at amortized cost as of June 30, 2024 and June 30, 2023 (in thousands):

	June 30, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale (1)	$36	$—	$36	$—	$36
Loans held for investment, net	5,360,959	—	—	5,616,973	5,616,973
Other assets (1)	43,212	—	43,212	—	43,212
Total assets	$5,404,207	$—	$43,248	$5,616,973	$5,660,221
Liabilities:
Convertible senior notes, net (2)	$1,341,430	$—	$1,124,773	$—	$1,124,773
Notes issued by securitization trusts	3,236,873	—	—	2,506,929	2,506,929
Funding debt (3)	1,851,699	—	—	1,851,685	1,851,685
Total liabilities	$6,430,002	$—	$1,124,773	$4,358,614	$5,483,387

	June 30, 2023
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale (1)	$76	$—	$76	$—	$76
Loans held for investment, net	4,198,431	—	—	4,397,931	4,397,931
Other assets (1)	9,325	—	9,325	—	9,325
Total assets	$4,207,832	$—	$9,401	$4,397,931	$4,407,332
Liabilities:
Convertible senior notes, net (2)	1,414,208	—	1,053,866	—	1,053,866
Notes issued by securitization trusts	2,165,577	—	—	1,748,772	1,748,772
Funding debt (3)	1,775,698	—	—	1,777,635	1,777,635
Total liabilities	$5,355,483	$—	$1,053,866	$3,526,407	$4,580,273

(1)Amortized cost approximates fair value for loans held for sale and other assets.
(2)The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.
(3)As of June 30, 2024 and June 30, 2023, debt issuance costs in the amount of $14.8 million and $10.9 million was included within funding debt.

14.   Stockholders’ Equity

Common Stock

We had shares of common stock reserved for issuance as follows:

	June 30, 2024	June 30, 2023
Available outstanding under equity compensation plans	47,622,117	52,572,230
Available for future grant under equity compensation plans	43,492,755	37,245,232
Total	91,114,872	89,817,462

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

In November 2021, we granted warrants to purchase 22,000,000 shares of common stock in connection with our commercial agreements with Amazon. 7,000,000 of the warrant shares have an exercise price of $0.01 per share and a term of 3.5 years, while the remaining 15,000,000 warrant shares have an exercise price of $100 per share and a term of 7.5 years. We valued the warrants at the grant date using the Black-Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero; years to maturity of 3.5 and 7.5 years, respectively; volatility of 45%; and a risk-free rate of 0.93% and 1.47%, respectively. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested at the grant date. Refer to Note 6. Balance Sheet Components for more information on the asset and related amortization during the period. The remaining grant-date fair value of the warrants will be recognized within our consolidated statements of operations and comprehensive loss as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions. During the years ended June 30, 2024, 2023, and 2022, a total of $439.6 million, $463.3 million, and $281.0 million, respectively, was recognized within sales and marketing expense which included $32.9 million, $41.4 million, and $26.3 million, respectively, in amortization expense of the commercial agreement asset, and $406.7 million, $421.9 million, and $254.7 million, respectively, in expense based upon the grant-date fair value of the warrant shares that vested.

The following table summarizes the warrants activity during the year ended June 30, 2024:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (years)
Warrants outstanding, June 30, 2023	22,000,000	$68.19	4.60
Granted	—	—	0.00
Exercised	—	—	0.00
Cancelled	—	—	0.00
Warrants outstanding, June 30, 2024	22,000,000	$68.19	3.60
Warrants exercisable, June 30, 2024	11,265,803	$44.24	2.60
There were no warrants granted during the year ended June 30, 2023, and the weighted-average grant date fair values of warrants granted during the year ended June 30, 2022 was $94.20. On June 30, 2024, the weighted-average grant date fair values for outstanding warrants and exercisable warrants were $94.20 and $108.01, respectively.

15.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and restricted stock units (“RSUs”) to employees, officers, directors, and consultants. As of June 30, 2024, the maximum number of shares of common stock which may be issued under the Plan is 161,051,508 Class A shares. As of June 30, 2024 and June 30, 2023, there were 43,492,755 and 37,245,232 shares of Class A common stock, respectively, available for future grants under the Plan.

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

The following table summarizes our stock option activity for the year ended June 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2023	18,505,138	$14.34	6.07
Granted	1,829,168	23.70
Exercised	(2,829,386)	8.17
Forfeited, expired or cancelled	(710,223)	27.60
Balance as of June 30, 2024	16,794,697	15.84	5.63
Vested and exercisable, June 30, 2024	13,468,462	$13.25	4.91	$258,003
Vested and exercisable, and expected to vest thereafter (1) June 30, 2024	16,667,306	$15.76	5.61	$280,682

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

The weighted-average grant date fair value of employee options granted for the years ended June 30, 2024, 2023, and 2022, was $16.37, $10.92, and $13.29, respectively. The aggregate intrinsic value of options exercised was approximately $79.0 million, $12.6 million, and $1.4 billion for the years ended June 30, 2024, 2023, and 2022, respectively. The total fair value of stock options vested during the years ended June 30, 2024, 2023, and 2022 was $24.3 million, $39.5 million, and $30.3 million, respectively.

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

	Year ended June 30,
	2024	2023	2022
Volatility	75%	59%	54%
Risk-free interest rate	4.21% - 4.36%	2.88% - 3.87%	1.47% - 3.01%
Expected term (in years)	6.05	6.04	5.56
Expected dividend yield	—	—	—

As of June 30, 2024, unrecognized compensation expense related to unvested stock options was approximately $37.3 million, which is expected to be recognized over a remaining weighted-average period of 2.5 years.

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

We recognize stock-based compensation on these awards based on the grant date fair value using an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. During the years ended June 30, 2024, 2023, and 2022, we incurred stock-based compensation expense of $64.6 million, $94.6 million, and $140.7 million, respectively, associated with the Value Creation Award as a component of general and administrative expense within the consolidated statements of operations and comprehensive loss. Based on achievement of the stock price hurdles and time-based service conditions, 250,000 shares vested during the year ended June 30, 2024, bringing the total shares vested to 4,000,000. As of June 30, 2024, none of these awards have been exercised.

As of June 30, 2024, unrecognized compensation expense related to the Value Creation Award was approximately $48.3 million, which is expected to be recognized over a remaining weighted-average period of 1.5 years.

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

The following table summarizes our RSU activity during the year ended June 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2023	21,653,196	$26.99
Granted	16,404,933	27.31
Vested	(17,024,233)	26.49
Forfeited, expired or cancelled	(2,706,476)	27.43
Non-vested at June 30, 2024	18,327,420	$27.68

As of June 30, 2024, unrecognized compensation expense related to unvested RSUs was approximately $475.7 million, which is expected to be recognized over a remaining weighted-average period of 1.9 years.

2020 Employee Stock Purchase Plan

On November 18, 2020, our Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum effort towards the success of the Company and that of its affiliates. A total of 13.2 million shares of Class A common stock are reserved and available for issuance under the ESPP and 1.7 million shares have been issued as of June 30, 2024. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year. At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP at the first day of the offering period, which represents the grant date. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Year ended June 30,
	2024	2023	2022
General and administrative	$228,334	$239,923	$248,797
Technology and data analytics	96,596	181,396	116,531
Sales and marketing	16,374	25,914	23,224
Processing and servicing	3,207	4,476	2,431
Total stock-based compensation in operating expenses	344,511	451,709	390,983
Capitalized into property, equipment and software, net	126,510	80,108	54,542
Total stock-based compensation	$471,021	$531,817	$445,525

16.   Restructuring and other

During the year ended June 30, 2024, we incurred exit and disposal costs in connection with certain actions we have taken to manage our operating expenses in response to the current macroeconomic conditions and ongoing business prioritization efforts.
In February 2023, we committed to a restructuring plan (the “February 2023 Plan”) that included reducing our workforce and vacating a portion of our San Francisco office. As of June 30, 2024, the February 2023 Plan is completed and we do not expect future costs or payments related to the plan.
Exit and disposal costs were $6.8 million for the year ended June 30, 2024. Exit and disposal costs were $35.9 million for the year ended June 30, 2023, primarily relating to the February 2023 Plan.
Our restructuring accrual activity for the year ended June 30, 2024 is summarized as follows (in thousands):

	2023 Restructuring Plan	Other Exit and Disposal Activities (1)
Accrued restructuring costs, June 30, 2023	$308	$2,116
Additions	210	6,829
Cash paid	(378)	(8,521)
Adjustments	(140)	(155)
Accrued restructuring costs, June 30, 2024	$—	$269

(1)Includes employee severance pay and related costs, contract cancellation charges, among other items, related to other exit and disposal activities

17.   Income Taxes

The U.S. and foreign components of income (loss) before income taxes for the years ended June 30, 2024, 2023, and 2022 are as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
U.S.	$(518,093)	$(974,074)	$(780,699)
Foreign	2,566	(15,171)	55,868
Total loss before income taxes	$(515,527)	$(989,245)	$(724,831)

Income tax expense (benefit) for the years ended June 30, 2024, 2023, and 2022 is summarized as follows (in thousands):

	Year Ended June 30,
	2024	2023	2022
Current
State	$1,442	$759	$145
Foreign	392	408	230
Total current expense	$1,834	$1,167	$375
Deferred
Federal	$139	$137	$113
State	333	249	281
Foreign	(76)	(5,453)	(18,183)
Total deferred expense	396	(5,067)	(17,789)
Income tax (benefit) expense	$2,230	$(3,900)	$(17,414)

The income tax expense for the year ended June 30, 2024 was primarily attributable to various U.S state and foreign income taxes and the tax amortization of certain intangibles, while the income tax benefits for the years ended June 30, 2023 and June 30, 2022 were primarily attributable to deferred taxes recognized by certain foreign subsidiaries and partially offset by various U.S. state and other foreign income taxes.

The following is a reconciliation of the U.S. statutory federal income tax rate to our effective tax rate for the years ended June 30, 2024, 2023, and 2022:

	Year Ended June 30,
	2024	2023	2022
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	8.9%	7.7%	8.3%
Foreign rate differential	(0.1)%	0.1%	(0.4)%
Stock-based compensation	(5.1)%	(14.9)%	64.0%
Non-deductible compensation expense	(5.6)%	(2.2)%	(12.4)%
Tax benefit related to tax credits, net	4.3%	0.9%	15.4%
Impact of change in fair value of contingent consideration	—%	0.2%	3.3%
Change in unrecognized tax benefits	(1.7)%	(0.4)%	(6.2)%
Other	—%	(0.1)%	0.2%
Change in valuation allowance	(22.1)%	(11.9)%	(90.8)%
Effective income tax rate	(0.4)%	0.4%	2.4%

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	Year Ended June 30,
	2024	2023
Net operating loss carryforwards	$1,071,737	$1,070,325
Allowance for credit losses	97,400	65,699
Stock-based compensation	23,182	45,974
Stock warrants	100,369	50,097
Operating lease liabilities	11,457	15,253
Capitalized R&E including internally developed software	6,977	—
Tax credit carryforwards	88,190	74,589
Other	22,216	10,653
Total deferred tax assets	$1,421,528	$1,332,590
Capitalized R&E including internally developed software	—	(21,304)
Right-of-use lease assets	(6,330)	(8,751)
Other	(3,921)	(2,670)
Total deferred tax liabilities	$(10,251)	$(32,725)
Valuation allowance	(1,392,205)	(1,280,216)
Deferred tax assets (liabilities), net of valuation allowance	$19,072	$19,649

We continue to recognize a full valuation allowance against our U.S. federal and state and certain foreign net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by the Company for the years ended June 30, 2024, 2023, and 2022. The presence of a three-year cumulative loss limits the ability to consider other subjective evidence, such as our expectations of future taxable income and projections for growth. The valuation allowance increased by $111.4 million during the year ended June 30, 2024.

As of June 30, 2024, we had pretax U.S. federal net operating loss ("NOL") carryforwards of approximately $3.3 billion, state NOL carryforwards of $4.8 billion, Canadian NOL carryforwards of $52.0 million, and U.K. NOL carryforwards of $20.0 million. If not utilized, certain U.S. federal and state NOL carryforwards will begin to expire in 2029, whereas others have an unlimited carryforward period, and foreign NOL carryforwards will begin to expire in 2040, with others that have an unlimited carryforward period as well. Additionally, as of June 30, 2024, we also had U.S. federal and state research and development tax credit carryforwards of $102.0 million and $51.8 million, respectively. The U.S. federal research and development tax credit carryforwards will begin to expire in 2041 while the state research and development tax credits may be carried forward indefinitely. As of June 30, 2024, the Company also had other state tax credit carryforwards of $3.1 million, which will begin to expire in 2025 if not utilized.

Of the above NOL carryforwards, approximately $39.8 million pretax U.S. federal NOL carryforwards and $35.0 million state NOL carryforwards are from domestic acquisitions, which may be subject to an annual utilization limitation under Internal Revenue Code Section 382.

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

The Company accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (in thousands):

	Year ended June 30,
	2024	2023	2022
Beginning balance	$51,850	$47,867	$—
Gross increase for tax positions related to the current year	8,931	5,828	28,407
Gross increase for tax positions related to prior years	733	—	19,460
Gross decrease for tax positions related to prior years	—	(1,845)	—
Ending balance	$61,514	$51,850	$47,867

As of June 30, 2024, the Company had no unrecognized tax benefits related to uncertain tax positions that, if recognized, would impact the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

Interest and penalties on unrecognized tax benefits are recorded as a component of tax expense. During the years ended June 30, 2024, 2023, and 2022, we did not recognize accrued interest and penalties related to unrecognized tax benefits.

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

18.   Net Loss per Share Attributable to Common Stockholders

The following table presents basic and diluted net loss per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Year ended June 30,
	2024		2023		2022
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(430,789)	$(86,968)	$(785,080)	$(200,265)	$(536,654)	$(170,763)
Net loss attributable to common stockholders - basic and diluted	$(430,789)	$(86,968)	$(785,080)	$(200,265)	$(536,654)	$(170,763)
Denominator:
Weighted average shares of common stock - basic	257,810,094	52,047,035	235,316,821	60,026,645	213,703,749	68,000,292
Weighted average shares of common stock - diluted	257,810,094	52,047,035	235,316,821	60,026,645	213,703,749	68,000,292
Net loss per share:
Basic	$(1.67)	$(1.67)	$(3.34)	$(3.34)	$(2.51)	$(2.51)
Diluted	$(1.67)	$(1.67)	$(3.34)	$(3.34)	$(2.51)	$(2.51)

The following common stock equivalents, presented based on amounts outstanding, were excluded from the calculation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	Year ended June 30,
	2024	2023	2022
Stock options, including early exercise of options	16,794,697	18,505,138	18,922,009
Restricted stock units	18,327,420	21,653,196	21,387,592
Common stock warrants	5,700,587	5,859,226	5,817,203
Employee stock purchase plan shares	216,846	485,465	614,659
Total	41,039,550	46,503,025	46,741,463

19.   Segments and Geographical Information

We conduct our operations through a single operating segment and, therefore, one reportable segment.

Revenue

Revenue by geography is based on the billing addresses of the borrower or the location of the merchant’s national headquarters. The following table sets forth revenue by geographic area (in thousands):

	Year ended June 30,
	2024	2023	2022
United States	$2,225,605	$1,540,044	$1,304,304
Canada	97,394	47,423	44,852
Other	—	518	136
Total	$2,322,999	$1,587,985	$1,349,292

Long-Lived Assets

The following table summarizes our long-lived assets, which consists of property, equipment and software, net and operating lease right-of-use assets, by geographic area (in thousands):

	Year ended June 30,
	2024	2023
United States	$447,287	$317,354
Canada	1,811	2,488
Other	451	463
Total	$449,549	$320,306

20.  Subsequent Events

Subsequent to June 30, 2024 through the date the consolidated financial statements were filed with the SEC, we paid $120.1 million in cash for the repurchase of $140.5 million aggregate principal amount of our 2026 Notes under the December 2023 authorization. The carrying amount of the extinguished 2026 Notes was approximately $139.7 million resulting in a $19.6 million gain on early extinguishment of debt. The repurchased 2026 Notes were received and canceled.

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

Based on this evaluation, our CEO and our CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024, and were designed and functioned effectively to provide reasonable assurance that the information required to be disclosed in our reports filed under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. In order to evaluate the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2024 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024, and its report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Affirm Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Affirm Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2024, of the Company and our report dated August 28, 2024, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
San Francisco, California
August 28, 2024

ITEM 9B. OTHER INFORMATION

(a) Appointment of Chief Operating Officer
On August 26, 2024, Michael Linford, Chief Financial Officer of the Company, was appointed as Chief Operating Officer (“COO”) of the Company effective September 1, 2024. Mr. Linford will continue to serve as the Company’s Chief Financial Officer. Mr. Linford’s biographical information is included in the Company’s proxy statement filed October 20, 2023. No changes to Mr. Linford’s compensation were made in connection with his appointment as COO.
(b) Trading Plans
During the three months ended June 30, 2024, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as follows:

On June 13, 2024, Katherine Adkins, our Chief Legal Officer and Chief Compliance Officer, adopted a Rule 10b5-1 Trading Plan. Ms. Adkins’ Rule 10b5-1 Trading Plan provides for the sale of up to 300,000 shares of our Class A common stock, including the sale of underlying shares upon the exercise of employee stock options, pursuant to one or more limit orders from September 12, 2024 until March 31, 2025, or earlier if all transactions under the trading arrangement are completed.

On June 14, 2024, Noel Watson, a member of our Board of Directors, adopted a Rule 10b5-1 Trading Plan. Mr. Watson’s Rule 10b5-1 Trading Plan provides for the sale of up to 10,000 shares of our Class A common stock from September 13, 2024 until September 30, 2025, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended June 30, 2024.

On June 14, 2024, the Company entered into a Rule 10b5-1 Trading Plan. The Company’s 10b5-1 Trading Plan provides for the repurchase of up to $400 million aggregate principal amount of the Company’s 0% Senior Convertible Notes due 2026 from August 1, 2024 until December 31, 2024, or earlier if all transactions under the trading arrangement are completed.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the sections titled “Board of Directors and Corporate Governance,” “Executive Officers” and “Other Matters” of our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2024.

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

Our board of directors has adopted an insider trading policy which governs the purchase, sale, and/or other dispositions of our securities by directors, officers and employees and other covered persons and is designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to the Company. A copy of our Insider Trading Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections titled “Board of Directors and Corporate Governance” and “Executive Compensation” of our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2024.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections titled “Board of Directors and Corporate Governance” and “Certain Relationships and Related-Party Transactions” of our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2024.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section titled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” of our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2024.

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

(c) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation	8-K	001-39888	3.1	January 15, 2021
3.2	Amended and Restated Bylaws	8-K	001-39888	3.1	October 20, 2023
4.1	Description of Capital Stock	10-K	001-39888	4.1	August 25, 2023
4.2	Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of November 10, 2021*	8-K	001-39888	4.1	November 10, 2021
4.3	Amended and Restated Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of October 27, 2023*	10-Q	001-39888	4.1	February 8, 2024
4.4	Indenture, dated November 23, 2021, between Affirm Holdings, Inc. and Wilmington Trust, National Association, as trustee	8-K	001-39888	4.1	November 23, 2021
4.5	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.4)	8-K	001-39888	4.2	November 23, 2021
10.1	Form of Indemnification Agreement between the Company and its directors and officers	S-1	333-250184	10.1	November 18, 2020
10.2	Revolving Credit Agreement, dated as of February 4, 2022, among Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Barclays Bank PLC	8-K	001-39888	10.1	February 10, 2022
10.3	Amendment No. 1 to Revolving Credit Agreement, dated August 15, 2022, between Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Barclays Bank PLC	10-Q	001-39888	10.1	November 8, 2022
10.4	Amendment No. 2 to Revolving Credit Agreement, dated June 26, 2024, between Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Barclays Bank PLC	8-K	001-39888	10.1	July 1, 2024
10.5	Loan Sale Agreement, dated as of September 18, 2020, by and between Celtic Bank Corporation and Affirm, Inc.*	10-K	001-39888	10.4	August 25, 2023
10.6	Amendment No. 1 to Loan Sale Agreement, dated as of October 27, 2023, by and between Celtic Bank Corporation and Affirm, Inc.	10-Q	001-39888	10.1	February 8, 2024
10.7	Marketing and Servicing Agreement, dated as of September 18, 2020, by and between Celtic Bank Corporation and Affirm, Inc.*	10-K	001-39888	10.5	August 25, 2023
10.8	Amendment No. 1 to Marketing and Servicing Agreement, dated as of October 27, 2023, by and between Celtic Bank Corporation and Affirm, Inc.	10-Q	001-39888	10.2	February 8, 2024
10.9	Amended and Restated Customer Installment Program Agreement, dated March 18, 2024, by and between Shopify Inc. and Affirm, Inc.*	10-Q	001-39888	10.2	May 8, 2024

10.10	Amended and Restated Installment Financing Services Agreement, dated as of November 10, 2021, by and among Affirm Holdings, Inc., Amazon.com Services LLC and Amazon Payments, Inc.*	8-K	001-39888	10.1	November 10, 2021
10.11	First Amendment to Amended and Restated Installment Financing Services Agreement, dated as of October 2, 2023, by and between Affirm, Inc., Amazon.com Services LLC and Amazon Payments, Inc.*	10-Q	001-39888	10.2	November 8, 2023
10.12	Second Amendment to Amended and Restated Installment Financing Services Agreement, dated as of February 2, 2024, by and between Affirm, Inc., Amazon.com Services LLC and Amazon Payments, Inc.*	10-Q	001-39888	10.1	May 8, 2024
10.13	Transaction Agreement, dated as of November 10, 2021, by and between Affirm Holdings, Inc. and Amazon.com Services LLC*	8-K	001-39888	10.2	November 10, 2021
10.14+	Amended and Restated 2012 Stock Plan	10-Q	001-39888	10.3	February 8, 2023
10.15+	Form of Stock Option Agreement pursuant to the Affirm Holdings, Inc. Amended and Restated 2012 Stock Plan	10-Q	001-39888	10.4	February 14, 2022
10.16+	Form of RSU Agreement pursuant to the Affirm Holdings, Inc. Amended and Restated 2012 Stock Plan	10-Q	001-39888	10.5	February 14, 2022
10.17+	2020 Employee Stock Purchase Plan	S-1/A	333-250184	10.3	November 20, 2020
10.18+	Cash Incentive Plan	10-Q	001-39888	10.4	May 17, 2021
10.19+	Officer Severance Plan	10-K	001-39888	10.17	August 29, 2022
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Company					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accountant					X
24.1	Power of Attorney (see signature page hereto)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Policy for the Recovery of Erroneously Awarded Compensation					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
†	Furnished herewith.

+	Denotes management contract or compensatory plan or arrangement.
*	Portions of the exhibit have been omitted as the Company has determined that: (i) the omitted information is not material; and (ii) the Company customarily and actually treats the omitted information as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFIRM HOLDINGS, INC.

Date: August 28, 2024	By:	/s/ Max Levchin
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

Name	Title	Date
/s/ Max Levchin	Chairman of the Board of Directors and Chief Executive Officer	August 28, 2024
Max Levchin	(principal executive officer)

/s/ Michael Linford	Chief Financial Officer	August 28, 2024
Michael Linford	(principal financial officer)

/s/ Siphelele Jiyane	Chief Accounting Officer	August 28, 2024
Siphelele Jiyane	(principal accounting officer)

/s/ Brian D. Hughes	Director	August 28, 2024
Brian D. Hughes

/s/ Jeremy Liew	Director	August 28, 2024
Jeremy Liew

/s/ Libor Michalek	President and Director	August 28, 2024
Libor Michalek

/s/ Christa S. Quarles	Director	August 28, 2024
Christa S. Quarles

/s/ Keith Rabois	Director	August 28, 2024
Keith Rabois

/s/ Jacqueline D. Reses	Director	August 28, 2024
Jacqueline D. Reses

/s/ Manolo Sanchez	Director	August 28, 2024
Manolo Sanchez

/s/ Noel Watson	Director	August 28, 2024
Noel Watson