Form 10-Q
period 2024-09-30
Affirm Holdings, Inc.
filed 2024-11-07
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the number of shares of the registrant’s Class A common stock outstanding was 271,918,122 and the number of shares of the registrant’s Class B common stock outstanding was 42,137,975.

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
•the impact of macroeconomic conditions on our business, including the impacts of inflation, an elevated interest rate environment and corresponding elevated negotiated interest rate spreads, ongoing recessionary concerns, and the potential impact of those macroeconomic conditions on the stability of the financial institutions with whom we do business; and
•the size and growth rates of the markets in which we compete.

Forward-looking statements, including statements such as “we believe” and similar statements, are based on our management’s current beliefs, opinions and assumptions and on information currently available as of the date of this Report. Such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-Q and in our most recently filed Annual Report on Form 10-K for the fiscal year ended June 30, 2024 (the “Annual Report”). Other sections of this Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive, heavily regulated and rapidly changing environment. New risks emerge from time to time, and it is not possible for our management to predict all risks that we may face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause our actual results to differ from those contained in, or implied by, any forward-looking statements.

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

Part I - Financial Information

Item 1. Financial Statements

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	September 30, 2024	June 30, 2024
Assets
Cash and cash equivalents	$1,046,160	$1,013,106
Restricted cash	338,462	282,293
Securities available for sale at fair value	1,073,685	1,131,628
Loans held for sale	—	36
Loans held for investment	6,310,834	5,670,056
Allowance for credit losses	(350,606)	(309,097)
Loans held for investment, net	5,960,228	5,360,959
Accounts receivable, net	308,394	353,028
Property, equipment and software, net	473,019	427,686
Goodwill	536,745	533,439
Intangible assets	13,459	13,502
Commercial agreement assets	90,346	104,602
Other assets	298,661	299,340
Total assets	$10,139,159	$9,519,619
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$57,561	$41,019
Payable to third-party loan owners	152,035	159,643
Accrued interest payable	24,484	24,327
Accrued expenses and other liabilities	137,464	147,429
Convertible senior notes, net	1,202,519	1,341,430
Notes issued by securitization trusts	3,985,484	3,236,873
Funding debt	1,744,040	1,836,909
Total liabilities	7,303,587	6,787,630
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 271,833,469 shares issued and outstanding as of September 30, 2024; 3,030,000,000 shares authorized, 267,305,456 shares issued and outstanding as of June 30, 2024	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 42,143,934 shares issued and outstanding as of September 30, 2024; 140,000,000 authorized, 43,747,575 shares issued and outstanding as of June 30, 2024	1	1
Additional paid in capital	6,053,917	5,862,555
Accumulated deficit	(3,209,226)	(3,109,004)
Accumulated other comprehensive loss	(9,122)	(21,565)
Total stockholders’ equity	2,835,572	2,731,989
Total liabilities and stockholders’ equity	$10,139,159	$9,519,619

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

	September 30, 2024	June 30, 2024
Assets of consolidated VIEs, included in total assets above
Restricted cash	$210,254	$145,829
Loans held for investment	6,134,943	5,461,660
Allowance for credit losses	(286,670)	(242,991)
Loans held for investment, net	5,848,273	5,218,669
Accounts receivable, net	2,962	2,961
Other assets	4,855	10,676
Total assets of consolidated VIEs	$6,066,344	$5,378,135
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$2,864	$2,830
Accrued interest payable	24,313	24,220
Accrued expenses and other liabilities	4,918	11,115
Notes issued by securitization trusts	3,985,484	3,236,873
Funding debt	1,717,243	1,794,984
Total liabilities of consolidated VIEs	5,734,822	5,070,022
Total net assets of consolidated VIEs	$331,522	$308,113

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2024	2023
Revenue
Merchant network revenue	$184,339	$145,950
Card network revenue	47,480	33,476
Total network revenue	231,819	179,426
Interest income	377,064	262,679
Gain on sales of loans	63,613	34,285
Servicing income	25,983	20,157
Total revenue, net	698,479	496,547
Operating expenses
Loss on loan purchase commitment	54,237	34,866
Provision for credit losses	159,824	99,696
Funding costs	104,145	73,931
Processing and servicing	95,146	75,671
Technology and data analytics	134,290	132,965
Sales and marketing	145,233	146,866
General and administrative	138,482	140,334
Restructuring and other	(255)	1,665
Total operating expenses	831,102	705,994
Operating loss	$(132,623)	$(209,447)
Other income, net	34,303	38,707
Loss before income taxes	$(98,320)	$(170,740)
Income tax expense	1,902	1,043
Net loss	$(100,222)	$(171,783)
Other comprehensive income (loss)
Foreign currency translation adjustments	$8,346	$(11,898)
Unrealized gain on securities available for sale, net	5,589	1,353
Gain (loss) on cash flow hedges	(1,492)	763
Net other comprehensive income (loss)	12,443	(9,782)
Comprehensive loss	$(87,779)	$(181,565)
Per share data:
Net loss per share attributable to common stockholders for Class A and Class B
Basic	$(0.31)	$(0.57)
Diluted	$(0.31)	$(0.57)
Weighted average common shares outstanding
Basic	318,234,555	303,839,670
Diluted	318,234,555	303,839,670

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of June 30, 2024	311,053,031	$3	$5,862,555	$(3,109,004)	$(21,565)	$2,731,989
Issuance of common stock upon exercise of stock options	432,277	—	3,596	—	—	3,596
Vesting of restricted stock units	2,492,095	—	—	—	—	—
Vesting of warrants for common stock	—	—	107,263	—	—	107,263
Stock-based compensation	—	—	143,711	—	—	143,711
Tax withholding on stock-based compensation	—	—	(63,208)	—	—	(63,208)
Foreign currency translation adjustments	—	—	—	—	8,346	8,346
Unrealized loss on securities available for sale	—	—	—	—	5,589	5,589
Loss on cash flow hedges	—	—	—	—	(1,492)	(1,492)
Net loss	—	—	—	(100,222)	—	(100,222)
Balance as of September 30, 2024	313,977,403	$3	$6,053,917	$(3,209,226)	$(9,122)	$2,835,572

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of June 30, 2023	296,846,217	$3	$5,140,850	$(2,591,247)	$(15,423)	$2,534,183
Issuance of common stock upon exercise of stock options	495,350	—	3,625	—	—	3,625
Vesting of restricted stock units	3,740,320	—	—	—	—	—
Vesting of warrants for common stock	—	—	95,910	—	—	95,910
Stock-based compensation	—	—	151,162	—	—	151,162
Tax withholding on stock-based compensation	—	—	(36,515)	—	—	(36,515)
Foreign currency translation adjustments	—	—	—	—	(11,898)	(11,898)
Unrealized gain on securities available for sale	—	—	—	—	1,353	1,353
Gain on cash flow hedges	—	—	—	—	763	763
Net loss	—	—	—	(171,783)	—	(171,783)
Balance as of September 30, 2023	301,081,887	$3	$5,355,032	$(2,763,030)	$(25,205)	$2,566,800

(1)The share amounts listed above combine Class A and Class B stock.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(100,222)	$(171,783)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for losses	159,824	99,696
Amortization of premiums and discounts on loans	(52,064)	(41,138)
Gain on sales of loans	(63,613)	(34,285)
Gain on extinguishment of debt	(19,624)	—
Changes in fair value of assets and liabilities	1,668	(4,110)
Amortization of commercial agreement assets	14,256	21,557
Amortization of debt issuance costs	6,083	5,534
Amortization of discount on securities available for sale	(15,797)	(12,120)
Commercial agreement warrant expense	107,263	95,910
Stock-based compensation	94,233	112,359
Depreciation and amortization	46,720	40,131
Impairment of right of use assets	—	752
Other	(2,209)	(4,730)
Change in operating assets and liabilities:
Purchases and origination of loans held for sale	(1,219,022)	(1,222,224)
Proceeds from the sale of loans held for sale	1,219,061	1,228,110
Accounts receivable, net	41,117	(42,208)
Other assets	(6,833)	(12,566)
Accounts payable	16,543	(1,257)
Payable to third-party loan buyers	(7,608)	55,646
Accrued interest payable	846	6,264
Accrued expenses and other liabilities	(23,755)	(20,636)
Net cash provided by operating activities	196,867	98,902
Cash flows from investing activities
Purchases and origination of loans held for investment	(6,388,350)	(4,229,667)
Proceeds from the sale of loans held for investment	1,630,671	899,238
Principal repayments and other loan servicing activity	4,132,682	3,184,851
Additions to property, equipment and software	(44,152)	(35,817)
Purchases of securities available for sale	(136,727)	(96,813)
Proceeds from maturities and repayments of securities available for sale	215,680	262,293
Other investing cash inflows	15,197	56
Net cash used in investing activities	(574,999)	(15,859)
Cash flows from financing activities
Proceeds from funding debt	3,188,998	2,896,251
Payment of debt issuance costs	(4,321)	(10,490)
Principal repayments of funding debt	(3,289,384)	(2,938,674)
Extinguishment of convertible debt	(120,056)	—
Proceeds from issuance of notes and certificates by securitization trust	750,000	750,000
Principal repayments of notes issued by securitization trust	—	(515,377)
Proceeds from exercise of common stock options and warrants and contributions to ESPP	3,596	3,611
Payments of tax withholding for stock-based compensation	(63,208)	(36,515)
Net cash provided by financing activities	465,625	148,806
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,730	(3,301)
Net increase in cash, cash equivalents and restricted cash	89,223	228,548
Cash, cash equivalents and restricted cash, beginning of period	1,295,399	1,259,944
Cash, cash equivalents and restricted cash, end of period	$1,384,622	$1,488,492

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2024	2023
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	1,046,160	1,079,261
Restricted cash	338,462	409,231
Total cash, cash equivalents and restricted cash	$1,384,622	$1,488,492

	Three Months Ended September 30,
	2024	2023
Supplemental disclosures of cash flow information
Cash payments for interest expense	$99,506	$64,868
Cash paid for operating leases	4,159	4,104
Cash paid for income taxes	454	312
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	49,478	38,803

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

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), disclosure requirements for interim financial information, and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2024. The balance sheet as of June 30, 2024 has been derived from the audited financial statements at that date. Management believes these interim condensed consolidated financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Significant Accounting Policies

There were no material changes to our significant accounting policies as disclosed in Note 2. Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which was filed with the SEC on August 28, 2024.

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

3.   Revenue

The following table presents our revenue disaggregated by revenue source (in thousands):

	Three Months Ended September 30,
	2024	2023
Merchant network revenue	$184,339	$145,950
Card network revenue	47,480	33,476
Interest income	377,064	262,679
Gain on sales of loans	63,613	34,285
Servicing income	25,983	20,157
Total revenue, net	$698,479	$496,547

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

For the three months ended September 30, 2024 and 2023, there were no merchants that exceeded 10% of total revenue.

Card Network Revenue — Revenue from Contracts with Customers

We have agreements with card-issuing partners to facilitate the issuance of physical and virtual cards to be used by consumers at checkout. Prior to purchase, consumers can apply at Affirm.com or via the Affirm app and, upon approval, use a physical or virtual card to complete their purchase online or in-store. The card is funded at the time a transaction is authorized using cash held by the card-issuing partner in a reserve fund. Eligible consumers can also use the Affirm Card, a card issued by a card-issuing partner to pay in full, via their linked bank account, or pay later, by using a unique post-purchase feature that allows them to instantly convert any eligible transaction into an installment loan. Where applicable, our originating bank partner, or wholly-owned subsidiaries, then originates a loan to the consumer after the transaction is confirmed by the merchant. The merchant is charged interchange fees for each successful card transaction, and a portion of this revenue is shared with us by our card-issuing partners.

Merchants may also elect to utilize our agreement with card-issuing partners as a means of integrating Affirm services. Similarly, for these arrangements with integrated merchants, the merchant is charged interchange fees for each successful card transaction and a portion of this revenue is shared with us. From time to time, we offer certain integrated merchants promotional incentives to promote our platform to their customers, such as rebates of interchange fees incurred by the merchant. These amounts are recorded as a reduction of card network revenue.

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

A portion of card network revenue relates to incentive payments from card network partners, which we are eligible to receive for reaching certain cumulative volume targets on program cards issued by our card-issuing partners. We earn incentive revenue as a percentage of each associated transaction and estimate the applicable percentage based on observed cumulative volume on program cards. Revenue is recognized at the point in time when the performance obligation has been fulfilled, which is when the transaction is completed successfully.

Interest Income

Interest income consisted of the following components (in thousands):

	Three Months Ended September 30,
	2024	2023
Contractual interest income on unpaid principal balance	$337,159	$226,158
Amortization of discount on loans	56,697	45,118
Amortization of premiums on loans	(4,633)	(3,980)
Interest receivable charged-off, net of recoveries	(12,159)	(4,617)
Total interest income	$377,064	$262,679

We accrue interest income using the effective interest method, which includes the amortization of any discounts or premiums on loan receivables created upon the purchase of a loan from our originating bank partners or upon the origination of a loan. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of September 30, 2024 and June 30, 2024, the balance of loans held for investment on non-accrual status was $4.3 million and $2.6 million, respectively.

The account is charged-off in the period if the account becomes 120 days past due or meets other charge-off policy requirements. Past due status is based on the contractual terms of the loans. Previously recognized interest receivable from charged-off loans that is accrued but not collected from the consumer is charged-off.

Gain on Sales of Loans

We sell certain loans we originate or purchase from our originating bank partners directly to third-party investors or to securitizations. We recognize a gain or loss on sale of loans sold to third parties or to unconsolidated securitizations by calculating the difference between the proceeds received and the carrying value of the loan. This amount is adjusted for the initial recognition of any assets or liabilities incurred upon sale. These generally include a net servicing asset or liability in connection with our ongoing obligation to continue to service the loans and a liability in connection with our loan repurchase obligation for loans that do not meet certain contractual requirements and such information about the loan was unknown at the time of sale.

Additionally, we recognize a risk sharing asset or liability in certain arrangements where payments are made or received based on the actual versus expected loan performance, as contractually agreed upon with the third party. Refer to Note 12. Fair Value of Financial Assets and Liabilities for further discussion of risk sharing arrangements.

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

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Unpaid principal balance	$6,330,283	$5,697,965
Accrued interest receivable	72,507	62,796
Premiums on loans held for investment	8,247	7,822
Less: Discount due to loss on loan purchase commitment	(67,275)	(63,682)
Less: Discount due to loss on directly originated loans	(32,916)	(34,829)
Less: Fair value adjustment on loans acquired through business combination	(12)	(16)
Total loans held for investment	$6,310,834	$5,670,056

Loans held for investment includes loans originated through our originating bank partners and directly originated loans. The majority of the loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $6.4 billion and $4.6 billion during the three months ended September 30, 2024 and 2023, respectively. We directly originated $1.3 billion and $0.9 billion of loans during the three months ended September 30, 2024 and 2023, respectively.

Our portfolio consists of interest bearing and non-interest bearing consumer loans with original term lengths of up to sixty months originated in markets including the U.S. and Canada, with the majority of loans originated within the U.S. Given that our loan portfolio focuses on one product segment, unsecured consumer installment loans, we generally evaluate the entire portfolio as a single homogeneous loan portfolio to predict future losses, considering factors such as country of origin, loan product, origination channel, merchant and various borrower characteristics.

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

The following tables present an analysis of the credit quality, by ITACs score, of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination on loans held for investment and loans held for sale as of September 30, 2024 and June 30, 2024 (in thousands):

	September 30, 2024
	Amortized Costs Basis by Fiscal Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
96+	$2,207,126	$1,789,407	$127,477	$7,896	$136	$12	$4,132,054
94 – 96	880,282	802,823	13,650	334	8	5	1,697,102
90 – 94	151,785	142,247	1,794	175	4	2	296,007
<90	29,023	22,536	32	186	2	1	51,780
No score (1)	1,247	8,343	43,919	7,678	151	46	61,384
Total amortized cost basis	$3,269,463	$2,765,356	$186,872	$16,269	$301	$66	$6,238,327

	June 30, 2024
	Amortized Costs Basis by Fiscal Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
96+	$3,438,135	$183,210	$10,026	$186	$10	$5	$3,631,572
94 – 96	1,509,125	29,227	463	8	2	4	1,538,829
90 – 94	287,499	3,575	263	3	1	1	291,342
<90	45,009	46	309	2	1	—	45,367
No score (1)	20,680	66,680	12,391	217	94	124	100,186
Total amortized cost basis	$5,300,448	$282,738	$23,452	$416	$108	$134	$5,607,296

(1)This balance represents loan receivables without sufficient data available for use by the Affirm scoring methodology including new markets and certain developing products.

The following table presents net charge-offs by fiscal year of origination as of September 30, 2024 (in thousands):

	September 30, 2024
	Net Charge-offs by Fiscal Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
Current period charge-offs	(1,552)	(107,403)	(11,829)	(510)	(94)	(60)	(121,448)
Current period recoveries	88	3,184	3,357	1,227	242	54	8,152
Current period net charge-offs	(1,464)	(104,219)	(8,472)	717	148	(6)	(113,296)

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

	September 30, 2024	June 30, 2024
Non-delinquent loans	$5,899,332	$5,331,462
4 – 29 calendar days past due	169,338	134,434
30 – 59 calendar days past due	67,042	55,021
60 – 89 calendar days past due	54,805	47,764
90 – 119 calendar days past due(1)	47,810	38,615
Total amortized cost basis	$6,238,327	$5,607,296

(1)Includes $47.7 million and $38.6 million of loan receivables as of September 30, 2024 and June 30, 2024, respectively, that are 90 days or more past due, but are not on non-accrual status.

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

The following table details activity in the allowance for credit losses, including charge-offs, recoveries and provision for loan losses (in thousands):

	Three Months Ended September 30,
	2024	2023
Balance at beginning of period	$309,097	$204,531
Provision for loan losses	154,805	92,827
Charge-offs	(121,448)	(70,842)
Recoveries of charged-off receivables	8,152	5,552
Balance at end of period	$350,606	$232,068

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

The following table presents the amortized cost basis of loans excluding accrued interest receivable that were modified for borrowers experiencing financial difficulty during the three months ended September 30, 2024 and 2023, by type of modification (in thousands):

	Three Months Ended September 30,
	2024	2023(1)
Payment deferral	$10,975	$8,990
Loan re-amortization	165	270
Total	$11,140	$9,260
% of total loan receivables outstanding	0.18%	0.21%

(1)Amounts previously disclosed excluded modifications made to borrowers where the loan was less than 30 days delinquent at the time of modification.

With respect to borrowers who received payment deferrals during the three months ended September 30, 2024 and 2023, the length of each deferral period was one month.

With respect to borrowers who received a loan re-amortization during the three months ended September 30, 2024 and 2023, the payment amount was reduced by half and the term of the loan was extended between one month and twelve months.

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

The following tables present the delinquency status as of September 30, 2024 and 2023, by amortized cost basis excluding accrued interest receivable, of loan receivables that have been modified within the last 12 months where the borrower was experiencing financial difficulty at the time of modification (in thousands):

	September 30, 2024
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$12,645	$287	$12,932
4 – 29 calendar days past due	3,717	93	3,810
30 – 59 calendar days past due	2,689	51	2,740
60 – 89 calendar days past due	3,951	67	4,018
90 – 119 calendar days past due	2,652	63	2,715
Total amortized cost basis	$25,654	$561	$26,215

	September 30, 2023 (1)
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$15,095	$446	$15,541
4 – 29 calendar days past due	3,417	169	3,586
30 – 59 calendar days past due	686	88	774
60 – 89 calendar days past due	362	12	374
90 – 119 calendar days past due	304	6	310
Total amortized cost basis	$19,864	$721	$20,585

(1)Amounts previously disclosed excluded modifications made to borrowers where the loan was less than 30 days delinquent at the time of modification

With respect to modifications during the 12 months preceding September 30, 2024 and September 30, 2023, respectively, where the borrower was experiencing financial difficulty at the time of modification, the amortized cost basis of loans which have been charged off was $16.0 million and $1.4 million, respectively.

5.   Balance Sheet Components

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, affiliate network partners and servicing fees due from third-party loan owners. For each of these groups, we evaluate accounts receivable to determine management’s current estimate of expected credit losses based on historical experience and future expectations and record an allowance for credit losses. Our allowance for credit losses with respect to accounts receivable was $17.2 million and $14.9 million as of September 30, 2024 and June 30, 2024, respectively.

Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Internally developed software	$719,971	$630,129
Leasehold improvements	21,072	21,023
Computer equipment	10,311	9,827
Furniture and equipment	8,991	8,913
Total property, equipment and software, at cost	$760,345	$669,892
Less: Accumulated depreciation and amortization	(287,326)	(242,206)
Total property, equipment and software, net	$473,019	$427,686

Depreciation and amortization expense on property, equipment and software was $46.1 million and $26.0 million for the three months ended September 30, 2024 and 2023, respectively.

No impairment losses related to property, equipment and software were recorded during the three months ended September 30, 2024 and 2023.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the three months ended September 30, 2024 were as follows (in thousands):

Balance as of June 30, 2024	$533,439
Adjustments (1)	3,306
Balance as of September 30, 2024	$536,745

(1)Adjustments to goodwill during the three months ended September 30, 2024 primarily pertained to foreign currency translation adjustments.

No impairment losses related to goodwill were recorded during the three months ended September 30, 2024 or during the three months ended September 30, 2023.

Intangible assets consisted of the following (in thousands):

	September 30, 2024
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,949	$(37,389)	$560	0.1
Developed technology	39,510	(39,392)	118	0.0
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks and domains, definite	1,461	(1,221)	240	0.9
Trademarks, licenses and domains, indefinite	12,191	—	12,191	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,951	$(90,492)	$13,459

	June 30, 2024
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,847	$(36,741)	$1,106	0.1
Developed technology	39,444	(39,311)	133	0.0
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks and domains, definite	1,450	(1,165)	285	1.0
Trademarks, licenses and domains, indefinite	11,628	—	11,628	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,209	$(89,707)	$13,502

Amortization expense for intangible assets was $0.6 million and $14.2 million for the three months ended September 30, 2024 and 2023, respectively. No impairment losses related to intangible assets were recorded during the three months ended September 30, 2024 and 2023.

The expected future amortization expense of these intangible assets as of September 30, 2024 is as follows (in thousands):

2025 (remaining nine months)	$748
2026	155
2027	15
2028	—
2029 and thereafter	—
Total amortization expense	$918

Commercial Agreement Assets

In November 2021, we granted warrants in connection with our commercial agreements with certain subsidiaries of Amazon.com, Inc. (“Amazon”). The warrants were granted in exchange for certain performance provisions and the benefit of acquiring new users. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested upon grant. The asset was valued based on the fair value of the warrants and represents the probable future economic benefit to be realized over the expected benefit period of four years. For the three months ended September 30, 2024 and 2023, we recognized amortization expense of $5.2 million and $10.4 million, respectively, in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense. Refer to Note 13. Stockholders’ Equity for further discussion of the warrants.

In July 2020, we recognized an asset in connection with a commercial agreement with Shopify Inc. (“Shopify”), in which we granted warrants in exchange for the opportunity to acquire new merchant partners. This asset represents the probable future economic benefit to be realized over the expected benefit period and is valued based on the fair value of the warrants on the grant date. We recognized an asset of $270.6 million associated with the fair value of the warrants, which were fully vested as of September 30, 2024. During fiscal year 2022, the expected benefit period was extended from four to six years upon the execution of the commercial agreement term. The benefit period is reevaluated each reporting period. During the three months ended September 30, 2024 and 2023, we recorded amortization expense related to the commercial agreement asset of $9.0 million for both periods in our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense.

Other Assets

    Other assets consisted of the following (in thousands):

	September 30, 2024	June 30, 2024
Processing reserves	$70,361	$55,754
Risk sharing asset	45,330	33,884
Prepaid expenses	40,332	28,799
Equity securities, at cost	35,806	37,806
Foreign deferred tax asset	20,149	21,206
Fixed term deposit	21,076	35,203
Operating lease right-of-use assets	19,699	21,863
Other receivables	16,635	18,263
Prepaid payroll taxes for stock-based compensation	14,774	21,395
Derivative instruments	7,587	17,207
Other assets	6,912	7,960
Total other assets	$298,661	$299,340

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands)

	September 30, 2024	June 30, 2024
Accrued expenses	$54,022	$59,613
Operating lease liability	35,830	39,493
Other liabilities	39,841	30,680
Collateral held for derivative instruments	7,770	17,643
Total accrued expenses and other liabilities	$137,464	$147,429

6. Leases

We lease facilities under operating leases with various expiration dates through 2030. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from nine months to one year. As of September 30, 2024, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to six years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. We are required to post collateral for the letters of credit in the form of cash or eligible securities. As of September 30, 2024, the collateral totaled $7.4 million, which was in the form of securities that have been classified as securities available for sale at fair value in the interim condensed consolidated balance sheets. As of June 30, 2024, the collateral totaled $8.8 million, of which $2.0 million was in the form of cash that was classified as restricted cash, and $6.8 million was in the form of securities which was classified as securities available for sale at fair value on our consolidated balance sheets.

No impairment charge was incurred related to leases during the three months ended September 30, 2024. During the three months ended September 30, 2023, we subleased a portion of our leased office space in San Francisco, resulting in an impairment charge of $0.8 million, included in general and administrative expense on our interim condensed consolidated statements of operations and comprehensive loss.

Operating lease expense is as follows (in thousands):

	Three Months Ended September 30,
	2024	2023
Operating lease expense (1)	$2,853	$2,986

(1)Lease expenses for our short-term leases were immaterial for the periods presented.

We have subleased a portion of our leased facilities. Sublease income totaled $1.3 million and $0.9 million during the three months ended September 30, 2024 and 2023, respectively.

Lease term and discount rate information are summarized as follows:

September 30, 2024
Weighted average remaining lease term (in years)	3.0
Weighted average discount rate	5.0%

As of September 30, 2024, future minimum lease payments are as follows (in thousands):

2025 (remaining nine months)	$12,588
2026	15,839
2027	3,070
2028	2,185
2029	2,240
Thereafter	3,268
Total lease payments	39,190
Less imputed interest	(3,360)
Present value of total lease liabilities	$35,830

7.   Commitments and Contingencies

Loan Repurchase Obligations

Under the normal terms of our whole loan sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representations and warranties is identified. Generally, a breach in representations and warranties could occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. As of September 30, 2024, the aggregate outstanding balance of loans held by third-party investors or unconsolidated VIEs was $5.2 billion, of which we have recorded a repurchase liability of $6.4 million within accrued expenses and other liabilities in our interim condensed consolidated balance sheets.

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

Kusnier v. Affirm Holdings, Inc.

On December 8, 2022, plaintiff Mark Kusnier filed a putative class action lawsuit against Affirm, Max Levchin, and Michael Linford in the U.S. District Court for the Northern District of California (the “Kusnier action”). On May 5, 2023, plaintiffs Kusnier and Chris Meinsen filed their first amended complaint alleging that the defendants (i) caused Affirm to make materially false and/or misleading statements and/or failed to disclose that Affirm’s BNPL service facilitated excessive consumer debt (including with respect to certain for-profit educational institutions), regulatory arbitrage, and data harvesting; (ii) made false and/or misleading statements about certain public regulatory actions; and (iii) made false and/or misleading statements about whether Affirm’s business model was vulnerable to interest rate changes. On December 20, 2023, the Court granted Affirm’s motion to dismiss the first amended complaint with leave to amend. On January 19, 2024, plaintiffs filed their second amended complaint, which contains only the allegations from the first amended complaint relating to false and/or misleading statements about whether Affirm’s business model was vulnerable to interest rate changes. In light of the above, plaintiffs assert that Affirm violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that Levchin and Linford violated Section 20(a) of the Exchange Act. Plaintiffs seek class certification, unspecified compensatory and punitive damages, and costs and expenses. Affirm filed its motion to dismiss the second amended complaint on February 2, 2024. On August 26, 2024, the Court granted Affirm’s motion to dismiss with leave to amend. On September 23, 2024, plaintiffs filed a motion for leave to file a motion for reconsideration of the Court's Order granting Affirm's motion to dismiss.

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

We have determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described above, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Amounts accrued as of September 30, 2024 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.

8.   Debt

Debt encompasses funding debt, convertible senior notes and our revolving credit facility.

Funding Debt

Secured Borrowing Facilities

The following table summarizes the components of our U.S. and International secured borrowing facilities as of September 30, 2024 (in thousands):

	Total Capital Capacity	Advance Rate		Interest Rate Spread (2)		Unused Commitment Fees	Maturity	Pledged Collateral (3)	Total Outstanding
		Min - Max	Weighted Average	Min - Max	Weighted Average
US facilities	4,975,000	70% - 86%	84%	1.75% - 2.20%	1.95%	0.00% - 0.75%	2025 - 2027	1,579,348	1,327,040
International facilities (1)	652,906	67% - 88%	84%	1.25% - 4.25%	1.70%	0.30% - 0.45%	2028 - 2030	489,270	406,984
Total, before unamortized debt issuance costs, premiums and discounts									$1,734,024
Less: unamortized debt issuance costs, premiums and discounts									(12,429)
Total									$1,721,595

(1)As of September 30, 2024, international facilities finance the origination of loan receivables in Canada and are denominated in CAD.

(2)Reference rates as of September 30, 2024 under our U.S. facilities bear interest at an annual benchmark rate of Secured Overnight Financing Rate (“SOFR”) or an alternative commercial paper rate plus an applicable spread. Reference rates as of September 30, 2024 under our international facilities bear interest at an annual benchmark rate of the Canadian Overnight Repo Rate Average (“CORRA”), Government of Canadian benchmark bond yields, or an alternative commercial paper rate plus an applicable spread. As debt arrangements are renewed, the reference rate and/or spread are subject to change.
(3)As of September 30, 2024, represents the unpaid principal balance of loans, directly originated by us or purchased from the originating bank partner, pledged as collateral for borrowings in our facilities.

In the U.S., through trusts, we have entered into warehouse credit facilities with certain lenders to finance the purchase and origination of our loans. Each trust entered into a credit agreement and security agreement with a third-party as administrative agent and a national banking association as collateral trustee and paying agent. Borrowings under these agreements are classified as funding debt in the interim condensed consolidated balance sheets and proceeds from the borrowings can only be used for the purposes of facilitating loan funding and origination. These warehouse credit facility trusts, which have been classified as VIEs, are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm. Additionally, we have various credit facilities utilized to finance the origination of loan receivables in Canada. Similar to our warehouse credit facilities in the U.S., borrowings under these agreements are classified as funding debt in the interim condensed consolidated balance sheets, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination.

Financing terms, including the advance rate and financing spread, vary across these revolving facilities and generally depend on the types of collateral that may be pledged and respective concentration limits. The revolving period for each facility generally ends 4 - 12 months prior to the final maturity date, after which additional borrowings are not permitted.

Our funding debt agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of September 30, 2024, we were in compliance with all applicable covenants in the agreements.

The aggregate future maturities of our secured borrowing facilities consists of the following (in thousands):

Maturity Fiscal Year	September 30, 2024
2025	$260,698
2026	838,507
2027	250,280
2028	206,802
2029	38,427
Thereafter	161,755
Total	$1,756,469
Deferred debt issuance costs	(12,429)
Total funding debt, net of deferred debt issuance costs	$1,744,040
Sales and Repurchase Agreements

We entered into certain sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. The repurchase agreements each have an initial term of three months and subject to mutual agreement by Affirm and the counterparty, we may enter into one or more repurchase date extensions, each for an additional three-month term or as mutually agreed upon with the counterparty at market interest rates on such extension date. As of September 30, 2024, the interest rates were 6.66% for both the senior pledged securities and the residual certificate pledged securities. We had $22.4 million and $34.5 million in debt outstanding under our repurchase agreements classified within funding debt in the interim condensed consolidated balance sheets as of

September 30, 2024 and June 30, 2024, respectively. The debt will be amortized through regular principal and interest payments on the pledged securities. The outstanding debt relates to $35.5 million and $46.7 million in pledged securities disclosed within securities available for sale at fair value in the interim condensed consolidated balance sheets as of September 30, 2024 and June 30, 2024, respectively.

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

As of September 30, 2024, we paid $120.1 million in cash for the repurchase of $140.5 million aggregate principal amount of our 2026 Notes under the December 2023 authorization. The carrying amount of the extinguished 2026 Notes was approximately $139.7 million resulting in a $19.6 million gain on early extinguishment of debt for the three months ended September 30, 2024, which is reported as a component of other income, net within our interim consolidated statements of operations and comprehensive loss. The repurchased 2026 Notes were received and canceled.

The convertible senior notes outstanding as of September 30, 2024 consisted of the following (in thousands):

	Principal Amount	Unamortized Discount and Issuance Cost	Net Carrying Amount
Convertible senior notes	$1,208,704	$(6,185)	$1,202,519

The 2026 Notes do not bear interest. We recognized $0.8 million and $0.9 million during the three months ended September 30, 2024 and 2023, respectively, of interest expense related to the amortization of debt discount and issuance costs in the interim condensed consolidated statements of operations and comprehensive loss within other income, net. As of September 30, 2024, the remaining life of the 2026 Notes is approximately 26 months.

Revolving Credit Facility

On June 26, 2024, we entered into an amendment to our Revolving Credit Agreement, where we increased the unsecured revolving commitments under the facility from $205.0 million to $330.0 million. This facility bears interest at a rate equal to, at our option, either (a) a SOFR rate determined by reference to the forward-looking term SOFR rate for the interest period, plus an applicable margin of 1.75% per annum or (b) a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the U.S. prime rate and (iii) the one-month forward-looking term SOFR rate plus 1.00% per annum, in each case, plus an applicable margin of 0.75% per annum. Under the terms of amendment the final maturity date was extended from February 4, 2025 to June 26, 2027. The facility contains certain financial covenants which may result in an acceleration of the maturity if not maintained, and requires payment of a monthly unused commitment fee of 0.20% per annum on the undrawn balance available. As of September 30, 2024, there are no borrowings outstanding under the facility.

9.  Securitization and Variable Interest Entities

Consolidated VIEs

Warehouse Credit Facilities

We established certain entities, deemed to be VIEs, to enter into warehouse credit facilities for the purpose of purchasing loans from our originating bank partners and funding directly originated loans. Refer to Note 8. Debt for additional information. The creditors of the VIEs have no recourse to the general credit of Affirm and the liabilities of the VIEs can only be settled by the respective VIEs’ assets; however, as the servicer of the loans pledged to our warehouse funding facilities, we have the power to direct the activities that most significantly impact the VIEs' economic performance. In addition, we retain significant economic exposure to the pledged loans and therefore, we are the primary beneficiary.

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

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs (in thousands):

	September 30, 2024
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$1,982,755	$1,738,387	$244,368
Securitizations	4,083,589	3,996,435	87,154
Total consolidated VIEs	$6,066,344	$5,734,822	$331,522

	June 30, 2024
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$2,052,881	$1,823,794	$229,087
Securitizations	3,325,254	3,246,228	79,026
Total consolidated VIEs	$5,378,135	$5,070,022	$308,113

Unconsolidated VIEs

Our transactions with unconsolidated VIEs include securitization trusts where we did not retain significant economic exposure through our variable interests and therefore we determined that we are not the primary beneficiary as of September 30, 2024.

The following information pertains to unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary (in thousands):

	September 30, 2024
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$721,160	$693,824	$27,336	$39,135
Total unconsolidated VIEs	$721,160	$693,824	$27,336	$39,135

	June 30, 2024
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$967,256	$920,004	$47,252	$51,861
Total unconsolidated VIEs	$967,256	$920,004	$47,252	$51,861

Maximum exposure to losses represents our exposure through our continuing involvement as servicer and through our retained interests. For unconsolidated VIEs, this includes $38.9 million in retained notes and residual trust certificates disclosed within securities available for sale at fair value in our interim condensed consolidated balance sheets and $0.2 million related to our net servicing assets disclosed within our interim condensed consolidated balance sheets as of September 30, 2024.

Additionally, we may experience a loss due to future repurchase obligations resulting from breaches in representations and warranties in our securitization and third-party sale agreements. This amount was not material as of September 30, 2024.

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

Refer to Note 12. Fair Value of Financial Assets and Liabilities for additional information on the fair value sensitivity of the notes receivable and residual trust certificates. Additionally, as of September 30, 2024, we have pledged certain of our retained beneficial interests as collateral in a sale and repurchase agreement as described in Note 8. Debt.

10.   Investments

Marketable Securities

Marketable securities include certain investments classified as cash and cash equivalents and securities available for sale, at fair value, and consist of the following as of each date presented within the interim condensed consolidated balance sheets (in thousands):

	September 30, 2024	June 30, 2024
Cash and cash equivalents:
Money market funds	$173,988	$63,389
Commercial paper	13,815	57,964
Government bonds - US	—	3,492
Securities available for sale:
Certificates of deposit	26,138	34,473
Corporate bonds	247,299	242,660
Commercial paper	198,358	239,882
Agency bonds	13,410	15,159
Municipal bonds	5,187	3,953
Government bonds
Non-US	3,125	5,275
US (1)	541,242	538,556
Securitization notes receivable and certificates (2)	38,926	51,670
Total marketable securities:	$1,261,488	$1,256,473

(1)As of September 30, 2024 and June 30, 2024, these securities include $55.2 million and $54.1 million, respectively, pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements.
(2)These securities include $35.5 million and $46.7 million as of September 30, 2024 and June 30, 2024, respectively, pledged as collateral in connection with sale and repurchase agreements as discussed within Note 8. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of September 30, 2024 and June 30, 2024 were as follows (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$26,080	$58	$—	$—	$26,138
Corporate bonds	245,675	1,877	(253)	—	247,299
Commercial paper (1)	211,941	325	(93)	—	212,173
Agency bonds	13,372	38	—	—	13,410
Municipal bonds	5,147	40	—	—	5,187
Government bonds
Non-US	3,129	—	(4)	—	3,125
US (1) (2)	540,265	1,228	(251)	—	541,242
Securitization notes receivable and certificates (3)	39,387	654	(77)	(1,038)	38,926
Total securities available for sale	$1,084,996	$4,220	$(678)	$(1,038)	$1,087,500

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$34,468	$9	$(4)	$—	$34,473
Corporate bonds	243,639	95	(1,074)	—	242,660
Commercial paper (1)	298,005	7	(166)	—	297,846
Agency bonds	15,283	—	(124)	—	15,159
Municipal bonds	3,943	10	—	—	3,953
Government bonds
Non-US	5,310	—	(35)	—	5,275
US (1) (2)	543,421	33	(1,406)	—	542,048
Securitization notes receivable and certificates (3)	51,726	699	(91)	(664)	51,670
Total securities available for sale	$1,195,795	$853	$(2,900)	$(664)	$1,193,084

(1)Commercial paper and US government bonds include $13.8 million and $61.5 million as of September 30, 2024 and June 30, 2024, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)As of September 30, 2024 and June 30, 2024, these securities include $55.2 million and $54.1 million, respectively, pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements.
(3)Approximately $35.5 million and $46.7 million as of September 30, 2024 and June 30, 2024, respectively, of these securities have been pledged as collateral in connection with sale and repurchase agreements discussed within Note 8. Debt.

As of September 30, 2024 and June 30, 2024, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of September 30, 2024 and June 30, 2024, are as follows (in thousands):

	September 30, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$12,374	$(8)	$43,923	$(245)	$56,297	$(253)
Commercial paper	5,882	(93)	—	—	5,882	(93)
Government bonds
Non-US	3,125	(4)	—	—	3,125	(4)
US	12,155	(5)	49,088	(246)	61,243	(251)
Total securities available for sale (1)	$33,536	$(110)	$93,011	$(491)	$126,547	$(601)

	June 30, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$9,647	$(4)	$—	$—	$9,647	$(4)
Corporate bonds	119,353	(252)	57,846	(822)	177,199	(1,074)
Commercial paper	245,536	(166)			245,536	(166)
Agency bonds	10,417	(41)	4,743	(83)	15,160	(124)
Government bonds
Non-US	—	—	5,275	(35)	5,275	(35)
US	251,113	(185)	123,633	(1,221)	374,746	(1,406)
Total securities available for sale (1)	$636,066	$(648)	$191,497	$(2,161)	$827,563	$(2,809)

(1)The number of positions with unrealized losses for which an allowance for credit losses has not been recorded totaled 19 and 137 as of September 30, 2024 and June 30, 2024, respectively.

The length of time to contractual maturities of securities available for sale as of September 30, 2024 and June 30, 2024 were as follows (in thousands):

	September 30, 2024
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$26,080	$26,138	$—	$—	$26,080	$26,138
Corporate bonds	127,159	127,223	118,516	120,076	245,675	247,299
Commercial paper (1)	211,941	212,173	—	—	211,941	212,173
Agency bonds	8,521	8,556	4,851	4,854	13,372	13,410
Municipal bonds	—	—	5,147	5,187	5,147	5,187
Government bonds
Non-US	3,129	3,125	—	—	3,129	3,125
US (1)	463,977	464,161	76,288	77,081	540,265	541,242
Securitization notes receivable and certificates (2)	—	—	39,387	38,926	39,387	38,926
Total securities available for sale	$840,807	$841,376	$244,189	$246,124	$1,084,996	$1,087,500

	June 30, 2024
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$34,468	$34,473	$—	$—	$34,468	$34,473
Corporate bonds	118,547	118,039	125,092	124,621	243,639	242,660
Commercial paper (1)	298,005	297,846	—	—	298,005	297,846
Agency bonds	10,457	10,416	4,826	4,743	15,283	15,159
Municipal bonds	—	—	3,943	3,953	3,943	3,953
Government bonds
Non-US	2,150	2,150	3,160	3,125	5,310	5,275
US	465,338	464,298	78,083	77,750	543,421	542,048
Securitization notes receivable and certificates (2)	—	—	51,726	51,670	51,726	51,670
Total securities available for sale	$928,965	$927,222	$266,830	$265,862	$1,195,795	$1,193,084

(1)Commercial paper and US government bonds include $13.8 million and $61.5 million as of September 30, 2024 and June 30, 2024, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)Based on weighted average life of expected cash flows as of September 30, 2024 and June 30, 2024.

Gross proceeds from matured or redeemed securities were $303.4 million and $381.8 million for the three months ended September 30, 2024 and 2023, respectively.

For available for sale securities realized gains and losses from portfolio sales were not material for the three months ended September 30, 2024 and 2023.

Non-marketable Equity Securities

Equity investments without a readily determinable fair value held at cost were $35.8 million and $37.8 million as of September 30, 2024 and June 30, 2024, respectively, and are included in other assets within the interim condensed consolidated balance sheets.

During the three months ended September 30, 2024, we recognized an impairment of $3.0 million within other income, net in the interim consolidated statements of operations and comprehensive loss in connection with one of our non-marketable equity security investments. The fair value of the investment was determined utilizing a methodology based on significant unobservable inputs, including management estimates and assumptions, and thus represent Level 3 measurements. We did not record any impairment during the three months ended September 30, 2023.

There have been no upward or downward adjustments due to observable changes in orderly transactions for the three months ended September 30, 2024 and 2023.

Fixed Term Deposits

Fixed term deposits were $21.1 million and $35.2 million as of September 30, 2024 and June 30, 2024, respectively, consist of interest bearing deposits held at financial institutions with an original maturities greater than three months but no more than twelve months. These deposits are carried at cost, which approximates fair value, and are included in other assets within the interim condensed consolidated balance sheets.

11.   Derivative Financial Instruments

The following table summarizes the total fair value, including interest accruals, and outstanding notional amounts of derivative instruments as of September 30, 2024 and June 30, 2024 (in thousands):

	September 30, 2024			June 30, 2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts - cash flow hedges	$—	$—	$—	$150,000	$4	$—
Derivatives not designated as hedges
Interest rate contracts	590,507	7,587	278	854,589	17,203	38
Total gross derivative assets/liabilities	$590,507	$7,587	$278	$1,004,589	$17,207	$38

The following table summarizes the impact of the cash flow hedges on Accumulated Other Comprehensive Income (“AOCI”) (in thousands):

	Three Months Ended September 30,
	2024	2023
Balance at beginning of period	1,407	751
Changes in fair value	(1,268)	1,014
Amounts reclassified into earnings (1)	(224)	(251)
Balance at end of period (2)	$(85)	$1,514

(1)The amounts reclassified into earnings are presented in the interim consolidated statements of income within funding costs.
(2)As of September 30, 2024, we estimated that $0.3 million of net derivative gains included in AOCI are expected to be reclassified into earnings within the next 12 months.

The following table summarizes the impact of the derivative instruments on income and indicates where within the interim consolidated statements of operations and comprehensive loss such impact is reported (in thousands):

	Three Months Ended September 30,
	2024	2023
Location of gains (losses) where the effects of derivatives are recorded
The effects of cash flow hedging
Funding costs	224	251
The effects of derivatives not designated in hedging relationships
Other income, net	(3,953)	3,979

12.   Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and June 30, 2024 (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$173,988	$—	$—	$173,988
Commercial paper	—	13,815	—	13,815
Securities, available for sale:
Certificates of deposit	—	26,138	—	26,138
Corporate bonds	—	247,299	—	247,299
Commercial paper	—	198,358	—	198,358
Agency bonds	—	13,410	—	13,410
Municipal bonds	—	5,187	—	5,187
Government bonds:
Non-US	—	3,125	—	3,125
US	—	541,242	—	541,242
Securitization notes receivable and residual trust certificates	—	—	38,926	38,926
Servicing assets	—	—	435	435
Derivative instruments	—	7,587	—	7,587
Risk sharing asset	—	—	45,330	45,330
Total assets	$173,988	$1,056,161	$84,691	$1,314,840
Liabilities:
Servicing liabilities	$—	$—	$438	$438
Performance fee liability	—	—	1,541	1,541
Profit share liability	—	—	2,015	2,015
Risk sharing liability	—	—	1,801	1,801
Derivative instruments	—	278	—	278
Total liabilities	$—	$278	$5,795	$6,073

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$63,389	$—	$—	$63,389
Commercial paper	—	57,964	—	57,964
Government bonds- US	—	3,492	—	3,492
Securities, available for sale:
Certificates of deposit	—	34,473	—	34,473
Corporate bonds	—	242,660	—	242,660
Commercial paper	—	239,882	—	239,882
Agency bonds	—	15,159	—	15,159
Municipal bonds	—	3,953	—	3,953
Government bonds:
Non-US	—	5,275	—	5,275
US	—	538,556	—	538,556
Securitization notes receivable and residual trust certificates	—	—	51,670	51,670
Servicing assets	—	—	574	574
Derivative instruments	—	17,207	—	17,207
Risk sharing asset	—	—	33,884	33,884
Total assets	$63,389	$1,158,621	$86,128	$1,308,138
Liabilities:
Servicing liabilities	$—	$—	$743	$743
Performance fee liability	—	—	1,503	1,503
Profit share liability	—	—	1,974	1,974
Risk sharing liability	—	—	918	918
Derivative Instruments	—	38	—	38
Total liabilities	$—	$38	$5,138	$5,176

As of September 30, 2024 and June 30, 2024, there were no transfers between levels.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Marketable Securities

As of September 30, 2024, we held marketable securities classified as cash and cash equivalents and securities available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Derivative Instruments

As of September 30, 2024 and June 30, 2024, we used a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risks associated with variable interest rates. These derivative instruments are classified as Level 2 within the fair value hierarchy, and the fair value is estimated by using third-party pricing models, which contain certain assumptions based on readily observable market-based inputs. We validate the valuation output on a monthly basis. Refer to Note 11. Derivative Financial Instruments in the notes to the interim condensed consolidated financial statements for further details on our derivative instruments.

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

Servicing Assets and Liabilities

We sold loans with an unpaid principal balance of $2.8 billion and $2.2 billion for the three months ended September 30, 2024 and 2023, respectively, for which we retained servicing rights.

As of September 30, 2024 and June 30, 2024, we serviced loans which we sold with a remaining unpaid principal balance of $5.2 billion and $5.1 billion, respectively.

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

We earned $26.0 million and $20.2 million of servicing income for the three months ended September 30, 2024 and 2023, respectively.

As of September 30, 2024 and June 30, 2024, the aggregate fair value of the servicing assets was measured at $0.4 million and $0.6 million, respectively, and presented within other assets in the interim condensed consolidated balance sheets. As of September 30, 2024 and June 30, 2024, the aggregate fair value of the servicing liabilities was measured at $0.4 million and $0.7 million, respectively, and presented within accrued expenses and other liabilities in the interim condensed consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Three Months Ended September 30,
	2024	2023
Fair value at beginning of period	$574	$880
Initial transfers of financial assets	—	—
Subsequent changes in fair value	(139)	(311)
Fair value at end of period	$435	$569

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Three Months Ended September 30,
	2024	2023
Fair value at beginning of period	$743	$1,392
Initial transfers of financial liabilities	—	1,389
Subsequent changes in fair value	(305)	(930)
Fair value at end of period	$438	$1,851

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of September 30, 2024 and June 30, 2024:

		September 30, 2024
	Unobservable Input	Minimum	Maximum	Weighted Average (3)
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	2.00%	2.00%	2.00%
	Gross default rate (2)	12.91%	27.93%	13.44%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	2.00%	2.00%	2.00%
	Gross default rate (2)	2.92%	4.61%	3.43%

		June 30, 2024
	Unobservable Input	Minimum	Maximum	Weighted Average (3)
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	2.00%	2.00%	2.00%
	Gross default rate (2)	9.89%	22.72%	10.84%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	2.00%	2.00%	2.00%
	Gross default rate (2)	2.58%	4.12%	3.00%

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
(3)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	September 30, 2024	June 30, 2024
Servicing assets
Gross default rate assumption:
Gross default rate increase of 25%	$1	$1
Gross default rate increase of 50%	$1	$1
Adequate compensation assumption:
Adequate compensation increase of 10%	$(674)	$(980)
Adequate compensation increase of 20%	$(1,347)	$(1,961)
Discount rate assumption:
Discount rate increase of 25%	$(16)	$(23)
Discount rate increase of 50%	$(31)	$(44)
Servicing liabilities
Gross default rate assumption:
Gross default rate increase of 25%	$—	$(1)
Gross default rate increase of 50%	$—	$(1)
Adequate compensation assumption:
Adequate compensation increase of 10%	$3,428	$3,153
Adequate compensation increase of 20%	$6,856	$6,305
Discount rate assumption:
Discount rate increase of 25%	$(10)	$(19)
Discount rate increase of 50%	$(19)	$(37)

Performance Fee Liability

In accordance with our agreements with our originating bank partners, we pay a fee for each loan that is fully repaid by the consumer, due at the end of the period in which the loan is fully repaid. We recognize a liability upon the purchase of a loan for the expected future payment of the performance fee. This liability is measured using a discounted cash flow model and recorded at fair value and presented within accrued expenses and other liabilities in the interim condensed consolidated balance sheets. Any changes in the fair value of the liability are reflected in other income, net, in the interim condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Three Months Ended September 30,
	2024	2023
Fair value at beginning of period	$1,503	$1,581
Purchases of loans	523	376
Settlements paid	(477)	(484)
Subsequent changes in fair value	(8)	(46)
Fair value at end of period	$1,541	$1,427

Significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability are the discount rate, refund rate, and default rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of September 30, 2024 and June 30, 2024:

	September 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	8.13%	10.00%	9.68%
Refund rate	1.50%	1.50%	1.50%
Default rate	1.29%	4.65%	2.98%

	June 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	8.50%	10.00%	9.81%
Refund rate	1.50%	1.50%	1.50%
Default rate	1.38%	4.65%	2.94%

(1)Unobservable inputs were weighted by remaining principal balances

Retained Beneficial Interests in Unconsolidated VIEs

As of September 30, 2024, we held notes receivable and residual trust certificates with an aggregate fair value of $38.9 million in connection with unconsolidated securitizations. The balances correspond to the 5% economic risk retention we are required to maintain as the securitization sponsor.

These assets are measured at fair value using a discounted cash flow model, and presented within securities available for sale at fair value in the interim condensed consolidated balance sheets. Changes in the fair value, other than declines in fair value due to credit recognized as an allowance, are reflected in other comprehensive income in the interim condensed consolidated statements of operations and comprehensive loss. Declines in fair value due to credit are reflected in other income, net in the interim condensed consolidated statements of operations and comprehensive loss.

The following table summarizes the activity related to the fair value of the notes and residual trust certificates (in thousands):

	Three Months Ended September 30,
	2024	2023
Fair value at beginning of period	$51,670	$18,913
Cash received (due to payments)	(14,383)	(5,261)
Change in unrealized gain (loss)	(31)	185
Accrued interest	2,045	172
Reversal of (impairment on) securities available for sale	(375)	(26)
Fair value at end of period	$38,926	$13,983

Significant unobservable inputs used for our Level 3 fair value measurement of the notes and residual trust certificates are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the notes receivable and residual trust certificates as of September 30, 2024 and June 30, 2024:

	September 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	5.33%	30.29%	8.33%
Loss rate	1.22%	7.64%	6.23%
Prepayment rate	12.00%	30.36%	21.51%

	June 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	5.73%	41.41%	8.93%
Loss rate	0.95%	6.98%	6.17%
Prepayment rate	12.40%	27.70%	23.33%

(1)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the notes receivable and residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

	September 30, 2024	June 30, 2024
Discount rate assumption:
Discount rate increase of 25%	$(419)	$(623)
Discount rate increase of 50%	$(821)	$(1,223)
Loss rate assumption:
Loss rate increase of 25%	$(818)	$(705)
Loss rate increase of 50%	$(1,269)	$(1,321)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$34	$58
Prepayment rate decrease of 50%	$68	$116

Profit Share Liability

On January 1, 2021, we entered into a commercial agreement with an enterprise partner, in which we are obligated to share in the profitability of transactions facilitated by our platform. Upon capture of a loan under this program, we record a liability associated with the estimated future profit to be shared over the life of the loan based on estimated program profitability levels. This liability is measured using a discounted cash flow model and recorded at fair value and presented within accrued expenses and other liabilities in the interim condensed consolidated balance sheets.

The following table summarizes the activity related to the fair value of the profit share liability (in thousands):

	Three Months Ended September 30,
	2024	2023
Fair value at beginning of period	$1,974	$1,832
Facilitation of loans	1,227	928
Actual performance	(3,028)	1,672
Subsequent changes in fair value	1,842	(3,353)
Fair value at end of period	$2,015	$1,079

Significant unobservable inputs used for our Level 3 fair value measurement of the profit share liability are the discount rate and estimated program profitability. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of September 30, 2024 and June 30, 2024:

	September 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	30.00%	30.00%	30.00%
Program profitability	1.00%	1.69%	1.64%

	June 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	30.00%	30.00%	30.00%
Program profitability	0.32%	1.01%	0.96%

(1)Unobservable inputs were weighted by relative fair value

Risk Sharing Arrangements

In connection with certain capital funding arrangements with third party loan buyers, we have entered into risk sharing agreements where we may be required to make a payment to the loan buyer or are entitled to receive a payment from the loan buyer, depending on the actual versus expected loan performance as contractually agreed to with the counterparty, and subject to a cap based on a percentage of the principal balance of loans sold. Loan performance is evaluated at a cohort level based on the month loans were sold. As of September 30, 2024 and June 30, 2024, we have sold $5.6 billion and $4.2 billion, respectively, unpaid principal balance of loans under these risk sharing arrangements, of which our maximum exposure to losses is $101.5 million and $81.2 million, respectively. This amount includes our maximum potential loss with respect to risk sharing liabilities of $56.2 million and the fair value of risk sharing assets of $45.3 million, as of September 30, 2024.

We account for these arrangements as derivatives measured at fair value with gains and losses recognized in Gain on sale of loans in our interim condensed consolidated statements of operations and comprehensive loss. For each counterparty, we have recognized a net asset or net liability based on the estimated fair value of future payments we expect to receive from or make to the counterparty. As of September 30, 2024 and June 30, 2024, we held assets related to these arrangements of $45.3 million and $33.9 million, respectively, and liabilities of $1.8 million and $0.9 million, respectively.

As of September 30, 2024, we estimated the fair value of future settlements using a discounted cash flow model. Significant assumptions used in the valuation of our risk sharing assets and liabilities are as follows:

Discount Rate

We estimate future cash flows to be received or paid under the agreements are discounted as a part of determining the fair value of the risk sharing arrangements. The discount rate reflects the time value of money and a risk premium intended to reflect the amount of compensation market participants would require.

Loss Rate

We estimate the loss rate as the probability of loan defaults and write-offs, which are used to project future risk-sharing cash flows.

Prepayment Rate

We estimate the annualized prepayment rate as the expected excess loan payment received in a given month as a percentage of the outstanding principal balance at the beginning of the month minus the scheduled principal payment.

The following table summarizes the activity related to the fair value of the risk sharing assets (in thousands):

	Three Months Ended September 30,
	2024	2023
Fair value at beginning of period	$33,884	$—
Initial transfers of financial assets	10,377	3,814
Subsequent changes in fair value	1,069	—
Fair value at end of period	$45,330	$3,814
The following table summarizes the activity related to the fair value of the risk sharing liabilities (in thousands):

	Three Months Ended September 30,
	2024	2023
Fair value at beginning of period	$918	$—
Subsequent changes in fair value	883	471
Fair value at end of period	$1,801	$471

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the risk sharing arrangements as of September 30, 2024:

		September 30, 2024
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount rate	20.00%	20.00%	20.00%
	Loss rate	3.22%	4.87%	3.89%
	Prepayment rate	21.81%	33.23%	27.88%
Risk sharing liabilities	Discount rate	20.00%	20.00%	20.00%
	Loss rate	3.43%	5.38%	4.43%

		June 30, 2024
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount rate	20.00%	20.00%	20.00%
	Loss rate	3.00%	4.69%	3.66%
	Prepayment rate	23.36%	33.29%	28.48%
Risk sharing liabilities	Discount rate	20.00%	20.00%	20.00%
	Loss rate	3.25%	5.29%	4.28%

(1)Unobservable inputs were weighted by principal balance of loans sold under each cohort

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the risk sharing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	September 30, 2024	June 30, 2024
Risk sharing assets
Prepayment rate assumption:
Prepayment rate increase of 25%	$3,873	$572
Prepayment rate increase of 50%	$4,806	$1,131
Loss rate assumption:
Loss rate increase of 25%	$(11,367)	$(7,315)
Loss rate increase of 50%	$(22,600)	$(14,528)
Discount rate assumption:
Discount rate increase of 25%	$(1,358)	$(1,211)
Discount rate increase of 50%	$(2,588)	$(2,323)
Risk sharing liabilities
Loss rate assumption:
Loss rate increase of 25%	$30,887	$22,333
Loss rate increase of 50%	$48,667	$41,677
Discount rate assumption:
Discount rate increase of 25%	$(18)	$(19)
Discount rate increase of 50%	$(36)	$(37)

Financial Assets and Liabilities Not Recorded at Fair Value

The following table presents the fair value and our assessment of the classification of this measurement within the fair value hierarchy for financial assets and liabilities held at amortized cost as of September 30, 2024 and June 30, 2024 (in thousands):

	September 30, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for investment, net	5,960,228	—	—	6,275,319	6,275,319
Other assets (1)	28,890	—	28,890	—	28,890
Total assets	$5,989,118	$—	$28,890	$6,275,319	$6,304,208
Liabilities:
Convertible senior notes, net (2)	$1,202,519	$—	$1,074,538	$—	$1,074,538
Notes issued by securitization trusts	3,985,484	—	—	4,028,898	4,028,898
Funding debt (3)	1,756,469	—	—	1,756,246	1,756,246
Total liabilities	$6,944,472	$—	$1,074,538	$5,785,143	$6,859,681

	June 30, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale (1)	$36	$—	$36	$—	$36
Loans held for investment, net	5,360,959	—	—	5,616,973	5,616,973
Other assets (1)	43,212	—	43,212	—	43,212
Total assets	$5,404,207	$—	$43,248	$5,616,973	$5,660,221
Liabilities:
Convertible senior notes, net (2)	$1,341,430	$—	$1,124,773	$—	$1,124,773
Notes issued by securitization trusts	3,236,873	—	—	2,506,929	2,506,929
Funding debt (3)	1,851,699	—	—	1,851,685	1,851,685
Total liabilities	$6,430,002	$—	$1,124,773	$4,358,614	$5,483,387

(1)Amortized cost approximates fair value for loans held for sale and other assets.
(2)The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.
(3)As of September 30, 2024 and June 30, 2024, debt issuance costs in the amount of $12.4 million and $14.8 million, respectively, was included within funding debt.

13.   Stockholders’ Equity

Common Stock

We had shares of common stock reserved for issuance as follows:

	September 30, 2024	June 30, 2024
Available outstanding under equity compensation plans	53,863,501	47,622,117
Available for future grant under equity compensation plans	49,881,201	43,492,755
Total	103,744,702	91,114,872

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

In November 2021, we granted warrants to purchase 22,000,000 shares of common stock in connection with our commercial agreements with Amazon. 7,000,000 of the warrant shares have an exercise price of $0.01 per share and a term of 3.5 years, while the remaining 15,000,000 warrant shares have an exercise price of $100 per share and a term of 7.5 years. We valued the warrants at the grant date using the Black-Scholes-Merton option pricing model. A portion of the warrants were fully vested at the grant date. Refer to Note 5. Balance Sheet Components for more information on the asset and related amortization during the period. The remaining grant-date fair value of the warrants will be recognized within our interim condensed consolidated statements of operations and comprehensive loss as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions. During the three months ended September 30, 2024 and 2023, a total of $112.5 million and $106.3 million, respectively, was recognized within sales and marketing expense, which included $5.2 million and $10.4 million, respectively, in amortization expense of the commercial agreement asset and $107.3 million and $95.9 million, respectively, in expense based upon the grant-date fair value of the warrant shares that vested.

14.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and restricted stock units (“RSUs”) to employees, officers, directors, and consultants. As of September 30, 2024, the maximum number of shares of common stock which may be issued under the Plan is 176,604,160 Class A shares. As of September 30, 2024 and June 30, 2024, there were 49,881,201 and 43,492,755 shares of Class A common stock, respectively, available for future grants under the Plan.

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

The following table summarizes our stock option activity for the three months ended September 30, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2024	16,794,697	$15.84	5.63
Granted	647,371	44.06
Exercised	(430,727)	8.64
Forfeited, expired or cancelled	—	—
Balance as of September 30, 2024	17,011,341	17.09	5.57
Vested and exercisable, September 30, 2024	13,727,701	$14.07	4.84	$383,090
Vested and exercisable, and expected to vest thereafter(1) September 30, 2024	16,853,585	$16.85	5.54	$425,468

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

The weighted-average grant date fair value of options granted during the three months ended September 30, 2024 was $31.28. As of September 30, 2024, unrecognized compensation expense related to unvested stock options was approximately $53.3 million, which is expected to be recognized over a remaining weighted-average period of 2.6 years.

Value Creation Award

In November 2020, the Company’s Board of Directors approved a long-term, multi-year performance-based stock option grant providing Mr. Levchin with the opportunity to earn the right to purchase up to 12,500,000 shares of the Company’s Class A common stock (the “Value Creation Award”). We recognize stock-based compensation on these awards based on the grant date fair value using an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. During the three months ended September 30, 2024 and 2023, we incurred stock-based compensation expense of $12.4 million and $19.6 million, respectively, associated with the Value Creation Award as a component of general and administrative expense within the interim condensed consolidated statements of operations and comprehensive loss.

As of September 30, 2024, unrecognized compensation expense related to the Value Creation Award was approximately $36.0 million, which is expected to be recognized over a remaining weighted-average period of 1.3 years.

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

The following table summarizes our RSU activity during the three months ended September 30, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2024	18,327,420	$27.68
Granted	10,670,778	32.40
Vested	(3,934,964)	29.90
Forfeited, expired or cancelled	(711,074)	27.61
Non-vested at September 30, 2024	24,352,160	$29.39

As of September 30, 2024, unrecognized compensation expense related to unvested RSUs was approximately $676.0 million, which is expected to be recognized over a remaining weighted-average period of 2.0 years.

2020 Employee Stock Purchase Plan

On November 18, 2020, our Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum effort towards the success of the Company and that of its affiliates. A total of 16.4 million shares of Class A common stock are reserved and available for issuance under the ESPP and 1.7 million shares have been issued as of September 30, 2024. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year. At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP at the first day of the offering period, which represents the grant date. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Three Months Ended September 30,
	2024	2023
General and administrative	$62,804	$70,184
Technology and data analytics	25,972	35,135
Sales and marketing	5,195	5,465
Processing and servicing	262	1,575
Total stock-based compensation in operating expenses	94,233	112,359
Capitalized into property, equipment and software, net	49,478	38,803
Total stock-based compensation	$143,711	$151,162

15.   Restructuring and other

In February 2023, we committed to a restructuring plan (the “February 2023 Plan”) that included reducing our workforce and vacating a portion of our San Francisco office. The February 2023 Plan was completed during fiscal 2024, and we do not expect future costs or payments related to the plan.
During the three months ended September 30, 2024, we did not incur any costs related to exit and disposal activities. For the three months ended September 30, 2023, exit and disposal costs were $1.7 million.
Our restructuring and other exit and disposal cost accrual activity for the three months ended September 30, 2024 is summarized as follows (in thousands):

Other Exit and Disposal Activities (1)
Accrued restructuring and other costs, June 30, 2024	$269
Additions	—
Cash paid	(14)
Adjustments	(255)
Accrued restructuring and other costs, September 30, 2024	$—

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

For the three months ended September 30, 2024, we recorded income tax expense of $1.9 million which was primarily attributable to various U.S state and foreign income taxes. For the three months ended September 30, 2023, we recorded income tax expense of $1.0 million which was primarily attributable to deferred tax expense recognized by our Canadian subsidiary, various U.S state and other foreign income taxes, and the tax amortization of certain intangibles.

As of September 30, 2024, we continue to recognize a full valuation allowance against our U.S. federal and state and certain foreign net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by us for the prior three fiscal years. The presence of a three-year cumulative loss limits the ability to consider other subjective evidence, such as our expectations of future taxable income and projections for growth.

17.   Net Loss per Share Attributable to Common Stockholders

The following table presents basic and diluted net loss per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Three Months Ended September 30,
	2024		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss	$(86,570)	$(13,652)	$(138,078)	$(33,705)
Net loss attributable to common stockholders - basic and diluted	$(86,570)	$(13,652)	$(138,078)	$(33,705)
Denominator:
Weighted average shares of common stock - basic	274,886,393	43,348,162	244,224,777	59,614,893
Weighted average shares of common stock - diluted	274,886,393	43,348,162	244,224,777	59,614,893
Net loss per share:
Basic	$(0.31)	$(0.31)	$(0.57)	$(0.57)
Diluted	$(0.31)	$(0.31)	$(0.57)	$(0.57)

The following common stock equivalents, presented based on amounts outstanding, were excluded from the calculation of diluted net loss per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of September 30,
	2024	2023
Restricted stock units	24,352,160	21,731,951
Stock options, including early exercise of options	17,011,341	19,115,091
Common stock warrants	5,734,551	5,743,523
Employee stock purchase plan shares	210,893	476,156
Total	47,308,945	47,066,721

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended June 30, 2024 included in our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our planned investments to drive future growth, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this Form 10-Q and our most recently filed Annual Report on Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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

	Three Months Ended September 30,
	2024	2023	$	%
	(in thousands, except percentages)
Total revenue, net	$698,479	$496,547	$201,932	41%
Total operating expenses	831,102	705,994	125,108	18%
Operating loss	$(132,623)	$(209,447)	$76,824	(37)%
Other income, net	34,303	38,707	(4,404)	(11)%
Loss before income taxes	$(98,320)	$(170,740)	$72,420	(42)%
Income tax expense	1,902	1,043	859	82%
Net loss	$(100,222)	$(171,783)	$71,561	(42)%
Our Financial Model

Our Revenue Model
We have three main loan product offerings: Pay-in-X, 0% annual percentage rate (“APR”) monthly installment loans and interest-bearing monthly installment loans. Pay-in-X consists of short-term payment plans with one to four 0% APR installments.
From merchants, we typically earn a fee when we help them convert a sale and facilitate a transaction. Merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering; we generally earn larger merchant fees on 0% APR financing products. For the three months ended September 30, 2024 and 2023, Pay-in-X represented 14% and 15%, respectively, of total GMV facilitated through our platform while 0% APR installment loans represented 11% for both periods.
From consumers, we earn interest income on the simple interest loans that we originate or purchase from our originating bank partners. Interest rates charged to our consumers vary depending on the transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. Because our consumers are never charged deferred or compounding interest, late fees, or penalties on the loans, we are not incentivized to profit from our consumers’ hardships. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from one of our originating bank partners or our direct origination of a loan. For the three months ended September 30, 2024 and 2023, interest bearing loans represented 75% and 74%, respectively, of total GMV facilitated through our platform.
In order to accelerate our ubiquity, we facilitate the issuance of virtual cards directly to consumers through our app, allowing them to shop with merchants that may not yet be fully integrated with Affirm. Similarly, we also facilitate the issuance of the Affirm Card, a card that can be used physically or virtually and which allows consumers to link a bank account to pay in full, or pay later by accessing credit through the Affirm App. When these cards are used over established card networks, we earn a portion of the interchange fee from the transaction.
Our Loan Origination and Servicing Model
When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model. Once approved for the loan, the consumer then selects their preferred repayment option. A portion of these loans are funded and issued by our originating bank partners, which include Cross River Bank, an FDIC-insured New Jersey state-chartered bank, Celtic Bank, an FDIC-insured Utah state-chartered industrial bank, and Lead Bank, an FDIC-insured Missouri state-chartered bank. These partnerships allow us to benefit from our partners’ ability to originate loans under their banking licenses while complying with various federal, state, and other laws. Under this arrangement, we must comply with our originating bank partners' credit policies and underwriting procedures, and our originating bank partners maintain ultimate authority to decide whether to originate a loan or not. When an originating bank partner originates a loan, it funds the loan through its own funding sources and may subsequently offer and sell the loan to us. Pursuant to our agreements with these partners, we are obligated to purchase the loans facilitated through our platform that such partner offers us and our obligation is secured by cash deposits. To date, we have purchased all of the loans facilitated through our platform and originated by our originating bank partners. When we purchase a loan from an originating bank partner, the purchase price is equal to the outstanding principal balance of the loan, plus a fee and any accrued interest. The originating bank partner also retains an interest in the loans purchased by us through a loan performance fee that is payable by us on the aggregate principal amount of a loan that is paid by a consumer. Refer to Note 12. Fair Value of Financial Assets and Liabilities in the notes to the interim condensed consolidated financial statements for more information on the performance fee liability.

We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada and across several states in the U.S. through our consolidated subsidiaries. We directly originated approximately $1.3 billion, or 17%, and $0.9 billion, or 17%, of loans for the three months ended September 30, 2024 and 2023, respectively.
We act as the servicer on all loans that we originate directly or purchase from our originating bank partners and earn a servicing fee on loans held by third parties, including bank partners prior to loan purchase and third party loan buyers if subsequently sold as part of our funding strategy. In the normal course of business, we do not sell the servicing rights on any of the loans. To allow for flexible staffing to support overflow and seasonal traffic, we partner with several sub-servicers to manage consumer care, first priority collections, and third-party collections in accordance with our policies and procedures.
Factors Affecting Our Performance
Our performance has been and may continue to be affected by many factors, including those identified below, as well as the factors discussed in the section titled “Risk Factors” in this Form 10-Q and in our most recently filed Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. As of September 30, 2024 and June 30, 2024, our equity capital as a percentage of our total platform portfolio has remained relatively unchanged at 5%. The mix of on-balance sheet and off-balance sheet funding is a function of how we choose to allocate loan volume, which is determined by the economic arrangements and supply of capital available to us, both of which may also impact our results in any given period.
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

Additionally, our commercial agreements with our platform partners, the expansion of our consumer eligibility criteria, along with the growing repeat usage of our Affirm Card offerings, are driving an increase in low AOV transactions. As a result, while we expect that transactions per active consumer may increase, revenue as a percentage of GMV may decline in the medium term to the extent that a greater portion of our GMV comes from Affirm Card and other low-AOV offerings.
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
Macroeconomic Environment
We regularly monitor the direct and indirect impacts of the current macroeconomic conditions on our business, financial condition, and results of operations. Starting in fiscal 2023, the macroeconomic environment began to present a number of challenges to our business. In response to continued inflationary pressure, the U.S. Federal Reserve rapidly raised the federal funds interest rate from March 2022 through July 2023. Despite the Federal Reserve’s decision to decrease the federal funds interest rate in September 2024, uncertainty remains as to whether and to what extent the federal funds interest rate will remain at current levels, increase or decrease in future periods. Simultaneously, economic uncertainty and the prospect of economic recession has impacted consumer spending. These challenges have affected, and may continue to affect, our business and results of operations in the following ways:
•Shifts in consumer demand: Over the past two fiscal years, we have experienced varying levels of consumer demand across different categories of merchandise. While all merchandise categories except for Sporting Goods and Outdoors grew year-over-year, economic uncertainty, inflationary pressures and elevated interest rates remain. If macroeconomic conditions deteriorate in future periods, consumer demand may be negatively impacted.

•Increased borrowing costs: Our borrowing costs have remained elevated due to the interest rate environment, resulting in sustained higher transaction costs. Despite the Federal Reserve decreasing the federal funds interest rate in September 2024, the interest rate environment remains elevated and, as a result, we may continue to experience higher transaction costs.

•Volatile capital markets: Since fiscal 2024, capital markets have shown improvement against recent periods, which has been evidenced by substantial additions across our funding channels due to our strong loan performance. However, despite these improvements, uncertainties remain in the macroeconomic environment, especially with regard to inflation and the potential for increased unemployment. To address these uncertainties, we leverage our diverse funding channels and counterparties, which contribute to our resilience across various macroeconomic conditions and economic cycles.

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

These loan modification programs also impact our delinquency rates, and such impact can vary over time. As disclosed in Note 4. Loans Held for Investment and Allowance for Credit Losses in the notes to the interim condensed consolidated financial statements, in fiscal 2024, we expanded the eligibility of our loan modification programs, which resulted in a modest benefit to delinquency rates for loans held for investment during that period. While the volume of loan modifications decreased during the fiscal quarter ended September 30, 2024 relative to the prior fiscal quarter, they remain elevated when compared to the fiscal quarter ended September 30, 2023. Loans modified within the last three and twelve months represent 0.18% and 0.42% , respectively, of the outstanding principal balance of loans held on our balance sheet as of September 30, 2024. Our reported delinquency and charge off rates include loans which have become past due or have charged off subsequent to modification. An unknown percentage of loans which have been modified and are current as of September 30, 2024 may become delinquent or charge off in the future. We continue to evaluate the effectiveness of these programs and may modify, expand, or contract their usage, which may affect the timing of reported delinquencies and charge offs in future periods.

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

	Three Months Ended September 30,
	2024	2023	% Change
	(in billions)
GMV	$7.6	$5.6	35%
GMV
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the three months ended September 30, 2024, GMV was $7.6 billion which represented an increase of approximately 35% as compared to the same period in 2023. Overall, the increase in GMV was driven by an increase in volume at our top five merchants and platform partners as well as overall increases in our active merchant base, active consumers and average transactions per consumer. The increase in GMV for the three months ended September 30, 2024, was diversified across categories and products. During the three months ended September 30, 2024, growth was primarily attributable to an increase in the general and merchandise categories. Additionally, consumer demand across our travel and ticketing, electronics, and equipment and auto categories grew more than 20% year over year.
For the three months ended September 30, 2024, our top five merchants and platform partners represented approximately 47% of total GMV, as compared to 42% for the three months ended September 30, 2023. GMV attributable to Amazon during the three months ended September 30, 2024 represented 23% of total GMV. GMV attributable to Amazon during the three months ended September 30, 2023 represented less than 20% of total GMV.

	September 30, 2024	September 30, 2023	% Change
	(in thousands, except per consumer data)
Active consumers	19,491	16,933	15%
Transactions per active consumer	5.1	4.1	25%
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who completes at least one transaction on our platform during the 12 months prior to the measurement date.
As of September 30, 2024, we had approximately 19.5 million active consumers, which represented an increase of 15% compared to approximately 16.9 million active consumers as of September 30, 2023. The increase was primarily due to a high retention rate of existing consumers and the acquisition of new consumers through an expansion in active merchants and platform partnerships as well as continued adoption of the Affirm Card.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date.
As of September 30, 2024, we had approximately 5.1 transactions per active consumer, an increase of 25% compared to September 30, 2023. The increase was primarily due to platform growth, a higher frequency of repeat users driven by consumer engagement and growth of Affirm Card active consumers. As of September 30, 2024, Affirm Card represented approximately 11% of the total number of transactions compared to approximately 6% as of September 30, 2023.

Results of Operations

The following tables set forth selected interim condensed consolidated statements of operations and comprehensive loss data for each of the periods presented:

	Three Months Ended September 30,
	2024	2023	$	%
	(in thousands, except percentages)
Revenue
Merchant network revenue	$184,339	$145,950	$38,389	26%
Card network revenue	47,480	33,476	14,004	42%
Total network revenue	231,819	179,426	52,393	29%
Interest income (1)	377,064	262,679	114,385	44%
Gain on sales of loans (1)	63,613	34,285	29,328	86%
Servicing income	25,983	20,157	5,826	29%
Total revenue, net	698,479	496,547	201,932	41%
Operating expenses (2)
Loss on loan purchase commitment	54,237	34,866	19,371	56%
Provision for credit losses	159,824	99,696	60,128	60%
Funding costs	104,145	73,931	30,214	41%
Processing and servicing	95,146	75,671	19,475	26%
Technology and data analytics	134,290	132,965	1,325	1%
Sales and marketing	145,233	146,866	(1,633)	(1)%
General and administrative	138,482	140,334	(1,852)	(1)%
Restructuring and other	(255)	1,665	(1,920)	(115)%
Total operating expenses	831,102	705,994	125,108	18%
Operating loss	$(132,623)	$(209,447)	$76,824	(37)%
Other income, net	34,303	38,707	(4,404)	(11)%
Loss before income taxes	$(98,320)	$(170,740)	$72,420	(42)%
Income tax expense	1,902	1,043	859	82%
Net loss	$(100,222)	$(171,783)	$71,561	(42)%

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

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Balance at the beginning of the period	$98,527	$96,576
Additions from loans purchased or originated, net of refunds	78,189	52,420
Amortization of discount	(56,697)	(45,118)
Unamortized discount released on loans sold	(20,155)	(13,060)
Impact of foreign currency translation	339	(956)
Balance at the end of the period	$100,203	$89,862

(2) Amounts include stock-based compensation as follows:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
General and administrative	$62,804	$70,184
Technology and data analytics	25,972	35,135
Sales and marketing	5,195	5,465
Processing and servicing	262	1,575
Total stock-based compensation in operating expenses	94,233	112,359
Capitalized into property, equipment and software, net	49,478	38,803
Total stock-based compensation	$143,711	$151,162
Comparison of the Three Months Ended September 30, 2024 and 2023

Merchant network revenue
Merchant network revenue is impacted by both GMV and the mix of loans originated on our platform as merchant fees vary based on loan characteristics. In particular, merchant network revenue as a percentage of GMV typically increases with longer-term, non interest-bearing loans with higher AOVs, and decreases with shorter-term, interest-bearing loans with lower AOVs.
Merchant network revenue increased by $38.4 million, or 26%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase is primarily attributed to an increase of $2.0 billion, or 35%, in GMV for the three months ended September 30, 2024, compared to the same period in 2023. The increase in GMV is a result of continued growth at our top five merchants and platform partners representing approximately 47% and 42% as of September 30, 2024 and 2023, respectively. Our active merchant base and the number of active consumers also grew, reaching approximately 323 thousand and 19.5 million, respectively, as of September 30, 2024, up from approximately 266 thousand and 16.9 million, respectively, as of September 30, 2023.
With respect to the frequency and mix of transactions, the transactions per active consumer increased from 4.1 as of September 30, 2023 to 5.1 as of September 30, 2024, however AOV decreased for the three months ended September 30, 2024 from $299 to $279 as compared to the same period in 2023. The decrease in AOV is driven by an increase in GMV in the general and merchandise categories, which tend to have a lower AOV, and our ongoing initiative to drive repeat usage of our platform beyond one-time high AOV purchases.
Card network revenue
Card network revenue increased by $14.0 million, or 42%, for the three months ended September 30, 2024 compared to the same period in 2023. Card network revenue growth is correlated with the growth of GMV processed by our card-issuing partners. As such, the increase is primarily driven by $2.5 billion of GMV processed through our card-issuing partners, an increase of 38% for the three months ended September 30, 2024 as compared to the same period in 2023. This was driven by increased card activity primarily through our single use virtual cards and Affirm Card, as well as growth in existing and new merchants utilizing our agreement with card-issuing partners as a means of integrating Affirm services, which grew from approximately 1,400 merchants as of September 30, 2023 to 4,700 merchants as of September 30, 2024. Card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
Interest income
Interest income increased by $114.4 million, or 44%, for the three months ended September 30, 2024, compared to the same period in 2023. Generally, interest income is correlated with the changes in the average balance of loans held for investment, which increased by 34% to $6.0 billion for the three months ended September 30, 2024 compared to the same period in 2023. As a result, interest income from interest-bearing loans increased by $111.0 million, or 49%, compared to the same period in 2023.
Gain on sales of loans
Gain on sales of loans increased by $29.3 million, or 86%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase is driven by factors including higher loan sale volume to third-party loan buyers and favorable transaction economics which are impacted by the composition of our loan portfolio sold, investor demand for our product, and other market factors. We sold loans with an unpaid principal balance of $2.8 billion for the three months ended September 30, 2024 compared to $2.2 billion for the same period in 2023.
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
With respect to fair value adjustments, we remeasure the fair value of servicing assets and liabilities each period and recognize the change in fair value in servicing income. We utilize a discounted cash flow approach to remeasure the fair value of servicing rights. Because we earn servicing income based on the outstanding principal balance of the portfolio, fair value adjustments are impacted by the timing and amount of loan repayments. As such, over the term of each loan portfolio sold, fair value adjustments for servicing assets will decrease servicing income and fair value adjustments for servicing liabilities will increase servicing income. We discuss our valuation methodology and significant Level 3 inputs for servicing assets and liabilities within Note 12. Fair Value of Financial Assets and Liabilities in the notes to the interim condensed consolidated financial statements.
Servicing income increased by $5.8 million, or 29%, for the three months ended September 30, 2024, compared to the same period in 2023. The increase is primarily due to an increase in net servicing fee revenue which is calculated as a percentage of the unpaid principal balance of off-balance sheet loans. The average unpaid principal balance of off-balance sheet loans increased from $4.4 billion during the three months ended September 30, 2023 to $5.4 billion during the same period in 2024, an increase of 23%.

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
Loss on loan purchase commitment increased by $19.4 million, or 56%, for the three months ended September 30, 2024 compared to the same period in 2023, primarily due to an increase in total volume of loans purchased. During the three months ended September 30, 2024, we purchased $6.4 billion of loans from our originating bank partners, compared to $4.6 billion in the same period in 2023, representing an increase of 40%.
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
Provision for credit losses increased by $60.1 million, or 60%, for the three months ended September 30, 2024 compared to the same period in 2023, primarily driven by growth in the volume of loans held for investment. Loans held for investment as of September 30, 2024 was $6.3 billion, an increase of $1.8 billion, or 39%, as compared to the same period in 2023. The allowance for credit losses as a percentage of loans held for investment increased from 5.1% as of September 30, 2023 to 5.6% as of September 30, 2024. The increase in the allowance rate from September 30, 2023 is primarily driven by an increase in loans held on our balance sheet as well as adjustments in our credit criteria in light of increasing interest income generated by our loans and changes in the loan mix.
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
Funding costs increased by $30.2 million, or 41%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase is primarily due to an increase of funding debt and notes issued by securitization trusts during the three months ended September 30, 2024. The average total of funding debt from warehouses and securitizations for the three months ended September 30, 2024 was $5.4 billion compared to $4.0 billion during the same period in 2023, an increase of $1.4 billion, or 34%. The increase was also attributable to a larger volume of on-balance sheet loans being retained during the period. The average on-balance sheet loan balance was $6.0 billion for the three months ended September 30, 2024, an increase of 34% compared to $4.5 billion during the same period in 2023.

Processing and servicing

Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense, salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead.
Processing and servicing expense increased by $19.5 million, or 26%, for the three months ended September 30, 2024 compared to the same period in 2023. This increase is driven primarily by an increase in payment processing fees of $15.4 million, or 38%, related to increased payment volume for the three months ended September 30, 2024. Additionally, during the three months ended September 30, 2024, our platform fees increased by $6.0 million, or 39%, due to an increase in volume with a large enterprise partner.
Technology and data analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering, product, and credit and analytics employees, as well as the amortization of internally-developed software and technology intangible assets, and our infrastructure and hosting costs.
Technology and data analytics expense increased by $1.3 million, or 1%, for the three months ended September 30, 2024 compared to the same period in 2023. The increase is primarily driven by amortization of internally-developed software which increased by $13.5 million, or 44%, for the three months ended September 30, 2024 compared to the same period in 2023, as a result of an increase in the number of capitalized projects. Capitalized projects in service grew by 127% from approximately 440 projects as of September 30, 2023 to 1,000 projects as of September 30, 2024. The increase is partially offset by a decrease of $13.0 million, or 19%, in stock-based compensation and payroll and personnel-related costs for the three months ended September 30, 2024 compared to the same period in 2023, due to higher capitalized compensation costs related to internally-developed software.
Sales and marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, costs of marketing and promotional activities.
Sales and marketing expense decreased by $1.6 million, or 1%, during the three months ended September 30, 2024 compared to the same period in 2023. The decrease is primarily driven by a $7.1 million, or 92%, decrease in the amortization of intangible assets for the three months ended September 30, 2024, compared to the same period in 2023, as a result of Returnly’s intangible assets being fully amortized during the three months ended September 30, 2023, related to the wind down of our returns management platform. Additionally, amortization expense related to the Amazon commercial agreement decreased by $5.2 million, or 50%, primarily due to the renewal of the commercial partnership agreement in February 2024, which extended the amortization period of the commercial agreement asset. The decrease is partially offset by an $11.4 million, or 12%, increase in Amazon warrant expense during the three months ended September 30, 2024 compared to the same period in 2023, primarily due to an increase in the number of new users to the Amazon program in the current period, which is the basis for a portion of the warrant expense. The amortization expense related to stock appreciation rights granted to an enterprise partner as part of a commercial agreement decreased by $2.1 million, as the expected benefit period ended during the prior fiscal year and the asset was fully amortized. We did not incur any expenses related to the stock appreciation rights during the three months ended September 30, 2024
General and administrative
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

General and administrative expense decreased by $1.9 million, or 1%, during the three months ended September 30, 2024 compared to the same period in 2023. The decrease is primarily due to a $9.4 million, or 8%, decrease in payroll and personnel-related costs compared to the same period in 2023, as a result of lower headcount during the period. The decrease is partially offset by an increase of $0.7 million in professional services compared to the same period in 2023.
Restructuring and other
Restructuring and other for the three months ended September 30, 2024 decreased by $1.9 million compared to the same period in 2023. During the three months ended September 30, 2024, we did not incur any costs related to exit and disposal activities. The associated restructuring and other expenses during the three months ended September 30, 2023 related to employee severance and other employment termination benefits offered in connection with the wind down of our returns management platform, Returnly.
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
Other income, net, decreased by $4.4 million, or 11%, during the three months ended September 30, 2024 compared to the same period in 2023, primarily driven by a decrease of $9.8 million in other non-operating income related to the wind-down of the Returnly business and our partnership with a third-party return provider during the three months ended September 30, 2023. Additionally, income from derivative instruments not designated in a hedge accounting relationship decreased by $7.9 million primarily driven by a decrease in the notional balance of the derivative instruments and a decrease in interest rates. We recognized a loss of $1.8 million on the change in fair value of liabilities, primarily related to our profit sharing liability, during the three months ended September 30, 2024 compared to a gain of $3.5 million during the same period in 2023, a decrease of $5.3 million. The decrease driven by each of these factors combined is partially offset by a $19.6 million gain recognized upon the repurchase of a portion of our 2026 Notes during the three months ended September 30, 2024.
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

Our principal sources of liquidity are cash and cash equivalents, available for sale securities, available capacity from warehouse and revolving credit facilities, securitization trusts, forward flow loan sale arrangements, and certain cash flows from our operations. As of September 30, 2024, we had $2.1 billion in cash and cash equivalents and available for sale securities, $3.9 billion in available funding debt capacity, excluding our purchase commitments from third party loan buyers, and $330.0 million in borrowing capacity available under our revolving credit facility. We believe our principal sources of liquidity are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months.
The following table summarizes our cash, cash equivalents and investments in debt securities (in thousands):

	September 30, 2024	June 30, 2024
Cash and cash equivalents (1)	$1,046,160	$1,013,106
Investments in short-term debt securities (2)	827,561	865,766
Investments in long-term debt securities (2)	246,124	265,862
Cash, cash equivalent and investments in debt securities	$2,119,845	$2,144,734

(1)Cash and cash equivalents consist of checking, money market and savings accounts held at financial institutions and short-term highly liquid marketable securities, including money market funds, government bonds, and other corporate securities purchased with an original maturity of three months or less.
(2)Securities available for sale at fair value primarily consist of certificates of deposits, corporate bonds, commercial paper, agency bonds, and government bonds. Short-term securities have maturities less than or equal to one year, and long-term securities range from greater than one year to less than five years.

Funding Debt
Funding debt as of September 30, 2024 primarily includes our warehouse credit facilities and sale and repurchase agreements. A detailed description of each of our borrowing arrangements is included in Note 8. Debt in the notes to the interim condensed consolidated financial statements. The following table summarizes our funding debt facilities as of September 30, 2024.

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2025	$750,000	$260,698
2026	3,025,000	838,507
2027	1,200,000	250,280
2028	411,103	206,802
2029	38,428	38,427
Thereafter	203,375	161,755
Total	$5,627,906	$1,756,469
U.S.
Our warehouse credit facilities allow us to borrow up to an aggregate of $5.0 billion, mature between 2025 and 2027 and subject to covenant compliance, generally permit borrowings up to 4 -12 months prior to the final maturity date. As of September 30, 2024, we have drawn an aggregate of $1.3 billion on our warehouse credit facilities. As of September 30, 2024, we were in compliance with all applicable covenants in the agreements.

International
We use various credit facilities to finance the origination of loan receivables in Canada. Similar to our U.S. warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by Canadian loan receivables pledged to the respective facility as collateral, maturing between 2028 and 2030. As of September 30, 2024, the aggregate commitment amount of these facilities was $652.9 million on a revolving basis, of which $407.0 million was drawn.
Sale and Repurchase Agreements
We entered into various sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. These agreements have an initial term of three months and subject to mutual agreement by Affirm and the counterparty, we may enter into one or more repurchase date extensions, each for an additional three month term at market interest rates on such extension date. We had $22.4 million and $34.5 million in debt outstanding under our sale and repurchase agreements disclosed within funding debt in the interim condensed consolidated balance sheets as of September 30, 2024 and June 30, 2024, respectively.
Other Funding Sources
Securitizations
In connection with asset-backed securitizations, we sponsor and establish trusts (deemed to be VIEs) to ultimately purchase loans facilitated by our platform. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. We consolidate securitization VIEs when we are deemed to be the primary beneficiary and therefore have the power to direct the activities that most significantly affect the VIEs’ economic performance and a variable interest that could potentially be significant to the VIE. Where we consolidate the securitization trusts, the loans held in the securitization trusts are included in loans held for investment, and the notes sold to third-party investors are recorded in notes issued by securitization trusts in the interim condensed consolidated balance sheets. Refer to Note 9. Securitization and Variable Interest Entities in the notes to the interim condensed consolidated financial statements for further details.

Revolving Credit Facility
On June 26, 2024, we entered into an amendment to our revolving credit agreement under the terms of which the aggregate commitment was increased to $330.0 million and the final maturity date was extended three years to June 26, 2027. As of September 30, 2024, there are no borrowings outstanding under the facility. The facility contains certain covenants and restrictions, including certain financial maintenance covenants. As of September 30, 2024, we were in compliance with all applicable covenants in the agreements. Refer to Note 8. Debt in the notes to the interim condensed consolidated financial statements for further details on our revolving credit facility.
Forward Flow Loan Sale Arrangements
We have forward flow loan sale arrangements that facilitate the sale of whole loans across a diverse third-party investor base. Forward flow arrangements are generally fixed term in nature, with term lengths ranging between one to three years, during which we periodically sell loans to each counterparty based on the terms of our negotiated agreement.

Cash Flow Analysis

The following table provides a summary of cash flow data during the periods indicated:

	Three Months Ended September 30,
	2024	2023
	(in thousands)
Net cash provided by operating activities	196,867	98,902
Net cash used in investing activities	(574,999)	(15,859)
Net cash provided by financing activities	465,625	148,806
Cash Flows from Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
Net cash provided by operating activities was $196.9 million for the three months ended September 30, 2024. Net loss of $100.2 million was adjusted for the add back of non-cash items and other adjustments increasing operating cash flows by $276.7 million, and changing operating assets liabilities resulting in a net increase in operating cash flows of $20.3 million. The non-cash item adjustments are primarily attributable to $159.8 million provision for credit losses, $107.3 million commercial agreement warrant expense, $94.2 million stock-based compensation expense, and $46.7 million depreciation and amortization expense, which were partially offset by $63.6 million gain on sale of loans and $52.1 million amortization of premiums and discounts on loans. The net increase in cash from changes in operating assets and liabilities was primarily driven by cash proceeds generated from the sale of loans held for sale of $1.2 billion which was offset by cash used for the purchase and origination of loans held for sale of $1.2 billion, a decrease in accounts receivable of $41.1 million, and an increase in accounts payable of $16.5 million, which were partially offset by a decrease in accrued expenses and other liabilities of $23.8 million.

Net cash provided by operating activities was $98.9 million for the three months ended September 30, 2023. Net loss of $171.8 million was adjusted for the add back of net non-cash items and other adjustments increasing operating cash flows by $279.6 million, and changing operating assets liabilities resulting in a net increase of $8.9 million. The non-cash item adjustments are primarily attributable to $99.7 million provision for credit losses, $95.9 million commercial agreement warrant expense, $112.4 million stock-based compensation expense, and $40.1 million depreciation and amortization expense, which were partially offset by $34.3 million gain on sale of loans and $41.1 million amortization of premiums and discounts on loans. The net increase in cash from changes in operating assets and liabilities was primarily driven by net cash proceeds generated from the origination or purchase and sale of loans held for sale of $5.9 million and an increase in payable to third party loans owners of $55.6 million, which was partially offset by a decrease in accrued expenses and other liabilities of $20.6 million and an increase in accounts receivable of $42.2 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $575.0 million for the three months ended September 30, 2024, which consisted of outflows related to $6.4 billion of purchases and origination of loans held for investment, including originated and purchased loans of $1.2 billion and $5.1 billion, respectively, during the period, $136.7 million of purchases of securities available for sale, and $44.2 million of property, equipment and software additions. Inflows related to $4.1 billion of principal repayments of loans, $1.6 billion of proceeds from sale of loans held for investment, and $215.7 million of proceeds from maturities of securities available for sale.
Net cash used in investing activities was $15.9 million for the three months ended September 30, 2023, which consisted of outflows related to $4.2 billion of purchases and origination of loans held for investment, including originated and purchased loans of $0.9 billion and $3.3 billion, respectively, during the period, $96.8 million of purchases of securities available for sale, and $35.8 million of property, equipment and software additions. Inflows related to $3.2 billion of principal repayments of loans, $0.9 billion of proceeds from sale of loans held for investment, and $262.3 million of proceeds from maturities of securities available for sale.
Cash Flows from Financing Activities
Net cash provided by financing activities was $465.6 million for the three months ended September 30, 2024, and primarily consisted of net cash inflows of $750.0 million from the new issuance and repayment of notes and residual trust certificates issued by securitization trusts. This was partially offset by net cash outflows of $104.7 million related to borrowing and repayment of funding debt, $120.1 million related to the extinguishment of a portion of our 2026 Notes, and net cash outflows of $63.2 million related to taxes paid on vested RSUs.
Net cash provided by financing activities was $148.8 million for the three months ended September 30, 2023, and primarily consisted of net cash inflows of $234.6 million from the new issuance and repayment of notes and residual trust certificates issued by securitization trusts. This was partially offset by net cash outflows of $52.9 million related to borrowing and repayment of funding debt and $36.5 million related to taxes paid on vested RSUs.
Contractual Obligations

There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three months ended September 30, 2024 from the commitments and contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations,” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which was filed with the SEC on August 28, 2024.
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

For unconsolidated securitization transactions where Affirm is the sponsor and risk retention holder, Affirm could experience a loss of up to 5% of both the senior notes and residual trust certificates. In the unlikely event principal payments on the loans backing any off-balance sheet securitization are insufficient to pay holders of senior notes and residual trust certificates, including any retained interests held by Affirm, then any amounts we contributed to the securitization reserve accounts may be depleted. Refer to Note 9. Securitization and Variable Interest Entities in the notes to the interim condensed consolidated financial statements for further details.

As of September 30, 2024, the aggregate outstanding balance of loans held by third-party investors and off-balance sheet securitizations was $5.2 billion.
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP and requires us to make certain estimates and judgments that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because certain of these accounting policies require significant judgment, our actual results may differ materially from our estimates. To the extent that there are differences between our estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations, and cash flows may be affected. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during the three months ended September 30, 2024.
For a complete discussion of our significant accounting policies and critical accounting estimates, refer to our Annual Report on Form 10-K for the year ended June 30, 2024 within Note 2 to the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates.”

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
Interest Rate Risk
Our securities available for sale at fair value as of September 30, 2024 included $1.1 billion of marketable debt securities with maturities greater than three months. An increase in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative, liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be significant.
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
We maintain an interest rate risk management program which measures and manages the potential volatility of earnings that may arise from changes in interest rates. We use interest rate derivatives to mitigate the effects of changes in interest rates on our variable rate debt which eliminates some, but not all, of the interest rate risk. Some of these contracts are designated as cash flow hedges for accounting purposes. For those contracts designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in other comprehensive income (loss) and is reclassified into funding costs in the same period the hedged transaction affects earnings. Factoring in the interest rate risk management program and the repricing of investment securities, as of September 30, 2024, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $55.0 million adverse impact on our cash flows associated with our market risk sensitive instruments over the next 12 months. This measure projects the changes in cash flows associated with all assets and liabilities, including derivatives, based on contractual market rate-based repricing conditions over a twelve-month time horizon. It considers forecasted business growth and anticipated future funding mix.

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

As of September 30, 2024 and June 30, 2024, we were exposed to credit risk on $6.3 billion and $5.7 billion, respectively, of loans held on our interim condensed consolidated balance sheet. Loan receivables are diversified geographically. As of both September 30, 2024 and June 30, 2024, approximately 11% of loan receivables related to customers residing in the state of California. No other states or provinces exceeded 10%. In addition, we have credit risk exposure in relation to certain off-balance sheet loans sold to third parties where we have entered into risk sharing arrangements and through our retained interests in unconsolidated securitization trusts. As of September 30, 2024 and June 30, 2024, we have sold $5.6 billion and $4.2 billion, respectively, unpaid principal balance of loans which are subject to risk sharing arrangements, of which our maximum exposure to losses was $101.5 million and $81.2 million, respectively. This amount includes our maximum potential loss with respect to risk sharing liabilities of $56.2 million and the fair value of risk sharing assets of $45.3 million, as of September 30, 2024. The fair value of notes receivable and residual trust certificate retained interests in unconsolidated securitization trusts was $38.9 million and $14.0 million as of September 30, 2024 and September 30, 2023, respectively.

We are also exposed to credit risk in the event of nonperformance by the financial institutions holding our cash and the issuers of our cash equivalents and available for sale securities. We maintain our cash deposits and cash equivalents in highly-rated, federally-insured financial institutions in excess of federally insured limits. We manage this risk by conducting business with well-established financial institutions, diversifying our counterparties and having guidelines regarding credit rating and investment maturities to safeguard liquidity. Although, we are not substantially dependent on a single financing source and have not historically experienced any credit losses related to these financial institutions, if multiple financing sources were to be unable to fulfill their funding obligations to us, it could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - Other Information

Item 1. Legal Proceedings

Please refer to Note 7. Commitments and Contingencies of the accompanying notes to our interim condensed consolidated financial statements.

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

Item 1A. Risk Factors

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024 could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A common stock. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our interim condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.
Item 5. Other Information

Rule 10b5-1 Trading Plans
During the three months ended September 30, 2024, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as follows:

On September 12, 2024, Keith Rabois, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale of the Company's Class A common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Rabois’ Rule 10b5-1 Trading Plan provides for the sale of up to 96,523 shares of our Class A common stock from December 12, 2024 until June 30, 2025, or earlier if all transactions under the trading arrangement are completed.

On September 13, 2024, Christa Quarles, a member of our Board of Directors, adopted a Rule 10b5-1 Trading Plan. Ms. Quarles’ Rule 10b5-1 Trading Plan provides for the sale of up to 45,000 shares of our Class A common stock pursuant to one or more limit orders, plus a portion of any additional shares of our Class A common stock to be received upon the vesting of RSUs to occur on various dates within the duration of the trading arrangement, from December 13, 2024 until November 30, 2025, or earlier if all transactions under the trading arrangement are completed.

On September 13, 2024, Michael Linford, our Chief Operating Officer and Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan. Mr. Linford’s Rule 10b5-1 Trading Plan provides for the exercise of up to 400,000 employee stock options and sale of the underlying shares of our Class A common stock pursuant to one or more limit orders from December 13, 2024 until September 15, 2025, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended September 30, 2024.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1
First Amendment to the Amended and Restated Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of July 29, 2024
X
10.1	Third Amendment to Amended and Restated Installment Financing Services Agreement, dated as of April 4, 2024, by and between Affirm, Inc., Amazon.com Services LLC and Amazon Payments, Inc.*					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

AFFIRM HOLDINGS, INC.

Date: November 7, 2024	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Michael Linford
Michael Linford
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)