Form 10-Q
period 2024-12-31
Affirm Holdings, Inc.
filed 2025-02-06
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024

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

As of February 3, 2025, the number of shares of the registrant’s Class A common stock outstanding was 277,254,755 and the number of shares of the registrant’s Class B common stock outstanding was 40,801,695.

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

Part I - Financial Information

Item 1. Financial Statements

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	December 31, 2024	June 30, 2024
Assets
Cash and cash equivalents	$1,200,381	$1,013,106
Restricted cash	536,776	282,293
Securities available for sale at fair value	666,684	1,131,628
Loans held for sale	—	36
Loans held for investment	6,796,167	5,670,056
Allowance for credit losses	(363,831)	(309,097)
Loans held for investment, net	6,432,336	5,360,959
Accounts receivable, net	203,626	353,028
Property, equipment and software, net	506,334	427,686
Goodwill	521,699	533,439
Intangible assets	12,193	13,502
Commercial agreement assets	76,091	104,602
Other assets	324,957	299,340
Total assets	$10,481,077	$9,519,619
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$50,626	$41,019
Payable to third-party loan owners	157,245	159,643
Accrued interest payable	25,357	24,327
Accrued expenses and other liabilities	155,568	147,429
Convertible senior notes, net	1,151,048	1,341,430
Notes issued by securitization trusts	3,988,887	3,236,873
Funding debt	2,166,806	1,836,909
Total liabilities	7,695,537	6,787,630
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 274,933,492 shares issued and outstanding as of December 31, 2024; 3,030,000,000 shares authorized, 267,305,456 shares issued and outstanding as of June 30, 2024	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 40,801,782 shares issued and outstanding as of December 31, 2024; 140,000,000 authorized, 43,747,575 shares issued and outstanding as of June 30, 2024	1	1
Additional paid in capital	5,961,956	5,862,555
Accumulated deficit	(3,128,866)	(3,109,004)
Accumulated other comprehensive loss	(47,553)	(21,565)
Total stockholders’ equity	2,785,540	2,731,989
Total liabilities and stockholders’ equity	$10,481,077	$9,519,619

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

	December 31, 2024	June 30, 2024
Assets of consolidated VIEs, included in total assets above
Restricted cash	$223,798	$145,829
Loans held for investment	6,628,228	5,461,660
Allowance for credit losses	(294,202)	(242,991)
Loans held for investment, net	6,334,026	5,218,669
Accounts receivable, net	2,969	2,961
Other assets	6,349	10,676
Total assets of consolidated VIEs	$6,567,142	$5,378,135
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$2,695	$2,830
Accrued interest payable	24,963	24,220
Accrued expenses and other liabilities	6,818	11,115
Notes issued by securitization trusts	3,988,887	3,236,873
Funding debt	2,115,772	1,794,984
Total liabilities of consolidated VIEs	6,139,135	5,070,022
Total net assets of consolidated VIEs	$428,007	$308,113

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Revenue
Merchant network revenue	$244,895	$188,357	$429,234	$334,307
Card network revenue	58,142	39,269	105,622	72,745
Total network revenue	303,037	227,626	534,856	407,052
Interest income	409,367	288,346	786,431	551,025
Gain on sales of loans	125,287	52,702	188,900	86,987
Servicing income	28,690	22,436	54,674	42,593
Total revenue, net	$866,381	$591,110	$1,564,861	$1,087,657
Operating expenses
Loss on loan purchase commitment	$70,278	$53,630	$124,515	$88,496
Provision for credit losses	152,980	120,880	312,804	220,576
Funding costs	107,762	84,617	211,907	158,548
Processing and servicing	115,960	90,203	211,106	165,874
Technology and data analytics	148,213	119,833	282,503	252,798
Sales and marketing	136,038	161,265	281,271	308,131
General and administrative	139,412	132,777	277,894	273,111
Restructuring and other	60	56	(195)	1,721
Total operating expenses	$870,703	$763,261	$1,701,805	$1,469,255
Operating loss	$(4,322)	$(172,151)	$(136,944)	$(381,598)
Other income, net	87,181	4,549	121,483	43,256
Income (loss) before income taxes	$82,859	$(167,602)	$(15,461)	$(338,342)
Income tax expense (benefit)	2,499	(700)	4,401	343
Net income (loss)	$80,360	$(166,902)	$(19,862)	$(338,685)
Other comprehensive income (loss)
Foreign currency translation adjustments	$(35,469)	$13,824	$(27,123)	$1,926
Unrealized gain (loss) on securities available for sale, net	(2,873)	4,853	2,716	6,206
Gain (loss) on cash flow hedges	(89)	(614)	(1,581)	149
Net other comprehensive income (loss)	$(38,431)	$18,063	$(25,988)	$8,281
Comprehensive income (loss)	$41,929	$(148,839)	$(45,850)	$(330,404)
Per share data:
Net income (loss) per share attributable to common stockholders for Class A and Class B
Basic	$0.25	$(0.54)	$(0.06)	$(1.11)
Diluted	$0.23	$(0.54)	$(0.06)	$(1.11)
Weighted average common shares outstanding
Basic	322,282,334	307,571,602	320,258,445	305,705,637
Diluted	345,196,568	307,571,602	320,258,445	305,705,637

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of June 30, 2024	311,053,031	$3	$5,862,555	$(3,109,004)	$(21,565)	$2,731,989
Issuance of common stock upon exercise of stock options	432,277	—	3,596	—	—	3,596
Vesting of restricted stock units	2,492,095	—	—	—	—	—
Vesting of warrants for common stock	—	—	107,263	—	—	107,263
Stock-based compensation	—	—	143,711	—	—	143,711
Tax withholding on stock-based compensation	—	—	(63,208)	—	—	(63,208)
Foreign currency translation adjustments	—	—	—	—	8,346	8,346
Unrealized gain on securities available for sale	—	—	—	—	5,589	5,589
Loss on cash flow hedges	—	—	—	—	(1,492)	(1,492)
Net loss	—	—	—	(100,222)	—	(100,222)
Balance as of September 30, 2024	313,977,403	$3	$6,053,917	$(3,209,226)	$(9,122)	$2,835,572
Issuance of common stock upon exercise of stock options	2,762,075	—	30,700	—	—	30,700
Issuance of common stock, employee share purchase plan	204,650	—	5,092	—	—	5,092
Repurchases of common stock	(3,526,590)	—	(250,000)	—	—	(250,000)
Vesting of restricted stock units	2,317,736	—	—	—	—	—
Vesting of warrants for common stock	—	—	86,776	—	—	86,776
Stock-based compensation	—	—	130,806	—	—	130,806
Tax withholding on stock-based compensation	—	—	(95,335)	—	—	(95,335)
Foreign currency translation adjustments	—	—	—	—	(35,469)	(35,469)
Unrealized loss on securities available for sale	—	—	—	—	(2,873)	(2,873)
Loss on cash flow hedges	—	—	—	—	(89)	(89)
Net income	—	—	—	80,360	—	80,360
Balance as of December 31, 2024	315,735,274	$3	$5,961,956	$(3,128,866)	$(47,553)	$2,785,540

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

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(19,862)	$(338,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for losses	312,804	220,576
Amortization of premiums and discounts on loans	(111,297)	(87,979)
Gain on sales of loans	(188,900)	(86,987)
Gain on extinguishment of debt	(82,418)	—
Changes in fair value of assets and liabilities	4,622	(4,912)
Amortization of commercial agreement assets	28,511	43,114
Amortization of debt issuance costs	12,990	12,758
Amortization of discount on securities available for sale	(26,618)	(23,122)
Commercial agreement warrant expense	194,039	210,615
Stock-based compensation	180,331	202,523
Depreciation and amortization	101,614	66,643
Other	(2,151)	15,660
Change in operating assets and liabilities:
Purchases and origination of loans held for sale	(2,262,419)	(2,244,895)
Proceeds from the sale of loans held for sale	2,262,441	2,262,184
Accounts receivable, net	143,781	(116,487)
Other assets	(27,421)	(41,669)
Accounts payable	9,607	31,203
Payable to third-party loan buyers	(2,398)	80,715
Accrued interest payable	1,894	8,963
Accrued expenses and other liabilities	(20,266)	(36,995)
Net cash provided by operating activities	508,884	173,223
Cash flows from investing activities
Purchases and origination of loans held for investment	(15,051,906)	(10,333,489)
Proceeds from the sale of loans held for investment	5,264,335	2,976,941
Principal repayments and other loan servicing activity	8,661,493	6,536,313
Additions to property, equipment and software	(88,057)	(74,564)
Purchases of securities available for sale	(184,885)	(193,322)
Proceeds from maturities and repayments of securities available for sale	720,570	482,029
Other investing cash inflows	14,383	(34,669)
Net cash used in investing activities	(664,067)	(640,761)
Cash flows from financing activities
Proceeds from the issuance of convertible notes	920,000	—
Proceeds from the issuance of funding debt	7,893,354	6,439,713
Payment of debt issuance costs	(23,070)	(16,280)
Principal repayments of funding debt	(7,548,552)	(6,291,324)
Extinguishment of convertible debt	(1,012,856)	—
Proceeds from issuance of notes and certificates by securitization trust	750,000	1,101,828
Principal repayments of notes issued by securitization trust	—	(528,279)
Proceeds from exercise of common stock options and warrants and contributions to ESPP	39,388	25,167
Repurchase of common stock	(250,000)	—
Payments of tax withholding for stock-based compensation	(158,543)	(75,674)
Net cash provided by financing activities	609,721	655,151
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(12,780)	421
Net increase in cash, cash equivalents and restricted cash	441,758	188,034
Cash, cash equivalents and restricted cash, beginning of period	1,295,399	1,259,944
Cash, cash equivalents and restricted cash, end of period	$1,737,157	$1,447,978

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2024	2023
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	1,200,381	1,036,719
Restricted cash	536,776	411,259
Total cash, cash equivalents and restricted cash	$1,737,157	$1,447,978

	Six Months Ended December 31,
	2024	2023
Supplemental disclosures of cash flow information
Cash payments for interest expense	$201,129	$142,449
Cash paid for operating leases	8,322	8,251
Cash paid for income taxes	1,110	571
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	94,186	68,460
Securities retained under unconsolidated securitization transactions	41,940	—

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

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts in the interim condensed consolidated financial statements and the accompanying notes. Material estimates that are particularly susceptible to significant change relate to determination of the allowance for credit losses, capitalized internal-use software development costs, valuation allowance for deferred tax assets, loss on loan purchase commitment, discount on directly originated loans, the evaluation for impairment of intangible assets and goodwill, the fair value of available for sale debt securities including retained interests in our securitization trusts, the fair value of risk sharing arrangements, and stock-based compensation, including the fair value of warrants issued to nonemployees. We base our estimates on historical experience, current events, and other factors we believe to be reasonable under the circumstances. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results will be materially affected.

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

Reporting Comprehensive Income

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. Subsequent to the issuance of ASU 2024-03, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The new guidance requires disclosure, in the notes to the financial statements, specified information about certain income statement costs and expenses for each interim and annual reporting period. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and should be applied on a prospective basis, although retrospective application is permitted. Early adoption is permitted. We are in the process of evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

Debt with Conversion and Other Options

In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. The new guidance clarifies the requirements for determining whether certain settlements of convertible debt should be accounted for as an induced conversion. The ASU is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods, and should be applied on a prospective basis, although retrospective application is permitted. Early adoption is permitted. We are in the process of evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

3.   Revenue

The following table presents our revenue disaggregated by revenue source (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Merchant network revenue	$244,895	$188,357	$429,234	$334,307
Card network revenue	58,142	39,269	105,622	72,745
Interest income	409,367	288,346	786,431	551,025
Gain on sales of loans	125,287	52,702	188,900	86,987
Servicing income	28,690	22,436	54,674	42,593
Total revenue, net	$866,381	$591,110	$1,564,861	$1,087,657

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

For the three and six months ended December 31, 2024 and 2023, there were no merchants that individually exceeded 10% of total revenue.

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

Interest Income

Interest income consisted of the following components (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Contractual interest income on unpaid principal balance	$375,906	$248,083	$713,070	$474,374
Amortization of discount on loans	64,115	51,024	120,812	96,142
Amortization of premiums on loans	(4,882)	(4,183)	(9,515)	(8,163)
Interest receivable charged-off, net of recoveries	(25,772)	(6,578)	(37,936)	(11,328)
Total interest income	$409,367	$288,346	$786,431	$551,025

We accrue interest income using the effective interest method, which includes the amortization of any discounts or premiums on loan receivables created upon the purchase of a loan from our originating bank partners or upon the origination of a loan. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of December 31, 2024 and June 30, 2024, the balance of loans held for investment on non-accrual status was $6.1 million and $2.6 million, respectively.

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

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Unpaid principal balance	$6,814,032	$5,697,965
Accrued interest receivable	76,096	62,796
Premiums on loans held for investment	9,472	7,822
Less: Discount due to loss on loan purchase commitment	(74,099)	(63,682)
Less: Discount due to loss on directly originated loans	(29,326)	(34,829)
Less: Fair value adjustment on loans acquired through business combination	(8)	(16)
Total loans held for investment	$6,796,167	$5,670,056

Loans held for investment includes loans originated through our originating bank partners and directly originated loans. The majority of the loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $8.1 billion and $14.5 billion during the three and six months ended December 31, 2024, respectively, and $5.9 billion and $10.5 billion during the three and six months ended December 31, 2023, respectively. We directly originated $1.7 billion and $3.0 billion of loans during the three and six months ended December 31, 2024, respectively, and $1.3 billion and $2.2 billion of loans during the three and six months ended December 31, 2023, respectively.

Our portfolio consists of interest bearing and non-interest bearing consumer loans with original term lengths of up to sixty months originated in markets including the U.S., U.K, and Canada, with the majority of loans originated within the U.S. Given that our loan portfolio focuses on one product segment, unsecured consumer installment loans, we generally evaluate the entire portfolio as a single homogeneous loan portfolio to predict future losses, considering factors such as country of origin, loan product, origination channel, merchant and various borrower characteristics.

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

The following tables present an analysis of the credit quality, by ITACs score, of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination on loans held for investment and loans held for sale as of December 31, 2024 and June 30, 2024 (in thousands):

	December 31, 2024
	Amortized Costs Basis by Fiscal Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
96+	$3,468,048	$907,243	$85,925	$6,645	$203	$11	$4,468,075
94 – 96	1,381,171	366,485	5,615	475	7	5	1,753,758
90 – 94	329,415	59,203	891	289	4	1	389,803
<90	65,999	8,168	11	112	2	1	74,293
No score (1)	2,114	5,707	22,509	3,675	110	27	34,142
Total amortized cost basis	$5,246,747	$1,346,806	$114,951	$11,196	$326	$45	$6,720,071

	June 30, 2024
	Amortized Costs Basis by Fiscal Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
96+	$3,438,135	$183,210	$10,026	$186	$10	$5	$3,631,572
94 – 96	1,509,125	29,227	463	8	2	4	1,538,829
90 – 94	287,499	3,575	263	3	1	1	291,342
<90	45,009	46	309	2	1	—	45,367
No score (1)	20,680	66,680	12,391	217	94	124	100,186
Total amortized cost basis	$5,300,448	$282,738	$23,452	$416	$108	$134	$5,607,296

(1)This balance represents loan receivables without sufficient data available for use by the Affirm scoring methodology including new markets and certain developing products.

The following table presents net charge-offs by fiscal year of origination as of December 31, 2024 (in thousands):

	December 31, 2024
	Net Charge-offs by Fiscal Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
Current period charge-offs	(14,524)	(231,104)	(17,470)	(951)	(171)	(140)	(264,360)
Current period recoveries	199	7,829	6,300	2,289	466	137	17,220
Current period net charge-offs	(14,325)	(223,275)	(11,170)	1,338	295	(3)	(247,140)

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

	December 31, 2024	June 30, 2024
Non-delinquent loans	$6,361,896	$5,331,462
4 – 29 calendar days past due	175,272	134,434
30 – 59 calendar days past due	73,513	55,021
60 – 89 calendar days past due	56,471	47,764
90 – 119 calendar days past due(1)	52,919	38,615
Total amortized cost basis	$6,720,071	$5,607,296

(1)Includes $52.7 million and $38.6 million of loan receivables as of December 31, 2024 and June 30, 2024, respectively, that are 90 days or more past due, but are not on non-accrual status.

We maintain an allowance for credit losses at a level sufficient to absorb expected credit losses based on evaluating known and inherent risks in our loan portfolio. The allowance for credit losses reflects our estimate of expected lifetime credit losses, which consider the remaining contractual term, historical credit losses, consumer payment trends, estimated recoveries, and future payment expectations as of each balance sheet date. Adjustments to the allowance for changes in our estimate of lifetime expected credit losses are recognized in earnings through the provision for credit losses presented on our interim condensed consolidated statements of operations and comprehensive income (loss). When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged off against the allowance for credit losses. Loans are charged off in accordance with our charge-off policy, as the contractual principal becomes 120 days past due. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses.

The following table details activity in the allowance for credit losses, including charge-offs, recoveries and provision for loan losses (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Balance at beginning of period	$350,606	$232,068	$309,097	$204,531
Provision for loan losses	147,069	116,160	301,874	208,988
Charge-offs	(142,912)	(91,633)	(264,360)	(162,476)
Recoveries of charged-off receivables	9,068	5,609	17,220	11,161
Balance at end of period	$363,831	$262,204	$363,831	$262,204

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

The following tables present the amortized cost basis of loans excluding accrued interest receivable that were modified for borrowers experiencing financial difficulty during the three and six months ended December 31, 2024 and 2023, by type of modification (in thousands):

	Three Months Ended December 31,
	2024	2023(1)
Payment deferral	$10,189	$20,899
Loan re-amortization	170	663
Total	$10,359	$21,561
% of total loan receivables outstanding	0.15%	0.42%

	Six Months Ended December 31,
	2024	2023(1)
Payment deferral	$16,096	$28,960
Loan re-amortization	274	1,132
Total	$16,370	$30,092
% of total loan receivables outstanding	0.24%	0.58%

(1)Amounts previously disclosed excluded modifications made to borrowers where the loan was less than 30 days delinquent at the time of modification.

With respect to borrowers who received payment deferrals during the three and six months ended December 31, 2024 and 2023, the length of each deferral period was one month.

With respect to borrowers who received a loan re-amortization during the three and six months ended December 31, 2024 and 2023, the payment amount was reduced by half and the term of the loan was extended between one month and twelve months.

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

The following tables present the delinquency status as of December 31, 2024 and 2023, by amortized cost basis excluding accrued interest receivable, of loan receivables that have been modified within the last 12 months where the borrower was experiencing financial difficulty at the time of modification (in thousands):

	December 31, 2024
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$11,021	$217	$11,238
4 – 29 calendar days past due	3,085	67	3,152
30 – 59 calendar days past due	1,878	35	1,913
60 – 89 calendar days past due	1,632	32	1,664
90 – 119 calendar days past due	1,789	31	1,820
Total amortized cost basis	$19,405	$382	$19,787

	December 31, 2023 (1)
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$17,879	$506	$18,385
4 – 29 calendar days past due	5,549	249	5,798
30 – 59 calendar days past due	2,775	158	2,933
60 – 89 calendar days past due	1,972	125	2,097
90 – 119 calendar days past due	1,639	112	1,751
Total amortized cost basis	$29,814	$1,150	$30,964

(1)Amounts previously disclosed excluded modifications made to borrowers where the loan was less than 30 days delinquent at the time of modification

With respect to modifications during the 12 months preceding December 31, 2024 and 2023, respectively, where the borrower was experiencing financial difficulty at the time of modification, the amortized cost basis of loans which have been charged off was $17.1 million and $1.8 million, respectively.

5.   Balance Sheet Components

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, affiliate network partners and servicing fees due from third-party loan owners. For each of these groups, we evaluate accounts receivable to determine management’s current estimate of expected credit losses based on historical experience and future expectations and record an allowance for credit losses. Our allowance for credit losses with respect to accounts receivable was $17.8 million and $14.9 million as of December 31, 2024 and June 30, 2024, respectively.

Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Internally developed software	$804,651	$630,129
Leasehold improvements	21,085	21,023
Computer equipment	10,373	9,827
Furniture and equipment	9,001	8,913
Total property, equipment and software, at cost	$845,111	$669,892
Less: Accumulated depreciation and amortization	(338,777)	(242,206)
Total property, equipment and software, net	$506,334	$427,686

Depreciation and amortization expense on property, equipment and software was $54.3 million and $100.4 million for the three and six months ended December 31, 2024, respectively, and $36.5 million and $62.5 million for the three and six months ended December 31, 2023, respectively.

No impairment losses related to property, equipment and software were recorded during the three and six months ended December 31, 2024 and 2023.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the six months ended December 31, 2024 were as follows (in thousands):

Balance as of June 30, 2024	$533,439
Adjustments (1)	(11,740)
Balance as of December 31, 2024	$521,699

(1)Adjustments to goodwill during the six months ended December 31, 2024 primarily pertained to foreign currency translation adjustments.

No impairment losses related to goodwill were recorded during the three and six months ended December 31, 2024. During the three and six months ended December 31, 2023, we recognized goodwill disposal losses of $1.0 million included in general and administrative expenses within the interim condensed consolidated statements of operations and comprehensive income (loss).

Intangible assets consisted of the following (in thousands):

	December 31, 2024
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,417	$(37,417)	$—	0.0
Developed technology	39,167	(39,064)	103	0.1
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks and domains, definite	1,404	(1,223)	181	0.7
Trademarks, licenses and domains, indefinite	11,559	—	11,559	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$102,387	$(90,194)	$12,193

	June 30, 2024
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,847	$(36,741)	$1,106	0.1
Developed technology	39,444	(39,311)	133	0.0
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks and domains, definite	1,450	(1,165)	285	1.0
Trademarks, licenses and domains, indefinite	11,628	—	11,628	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,209	$(89,707)	$13,502

Amortization expense for intangible assets was $0.6 million and $1.2 million for the three and six months ended December 31, 2024, respectively, and $2.9 million and $17.1 million for the three and six months ended

December 31, 2023, respectively. No impairment losses related to intangible assets were recorded during the three and six months ended December 31, 2024 and 2023.

The expected future amortization expense of these intangible assets as of December 31, 2024 is as follows, by fiscal year (in thousands):

2025 (remaining six months)	$120
2026	149
2027	15
2028	—
2029 and thereafter	—
Total amortization expense	$284

Commercial Agreement Assets

In November 2021, we granted warrants in connection with our commercial agreements with certain subsidiaries of Amazon.com, Inc. (“Amazon”). The warrants were granted in exchange for certain performance provisions and the benefit of acquiring new users. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested upon grant. The asset was valued based on the fair value of the warrants and represents the probable future economic benefit to be realized over the expected benefit period of four years. For the three and six months ended December 31, 2024, we recognized amortization expense of $5.2 million and $10.4 million, respectively, and $10.4 million and $20.9 million for the three and six months ended December 31, 2023, respectively, in our interim condensed consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense. Refer to Note 13. Stockholders’ Equity for further discussion of the warrants.
In July 2020, we recognized an asset in connection with a commercial agreement with Shopify Inc. (“Shopify”), in which we granted warrants in exchange for the opportunity to acquire new merchant partners. This asset represents the probable future economic benefit to be realized over the expected benefit period and is valued based on the fair value of the warrants on the grant date. We recognized an asset of $270.6 million associated with the fair value of the warrants, which were fully vested as of December 31, 2024. During fiscal year 2022, the expected benefit period was extended from four to six years upon the execution of the commercial agreement term. The benefit period is reevaluated each reporting period. For both the three and six months ended December 31, 2024 and December 31, 2023 , we recorded amortization expense related to the commercial agreement asset of $9.0 million and $18.1 million, in our interim condensed consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense.

Other Assets

    Other assets consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Processing reserves	$92,550	$55,754
Risk sharing asset	44,969	33,884
Equity securities, at cost	41,927	37,806
Prepaid expenses	33,381	28,799
Prepaid payroll taxes for stock-based compensation	23,219	21,395
Fixed term deposit	22,028	35,203
Foreign deferred tax asset	17,881	21,206
Operating lease right-of-use assets	17,472	21,863
Other receivables	13,164	18,263
Derivative instruments	7,676	17,207
Other assets	10,690	7,960
Total other assets	$324,957	$299,340

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2024	June 30, 2024
Accrued expenses	$74,200	$59,613
Operating lease liability	32,033	39,493
Collateral held for derivative instruments	8,174	17,643
Other liabilities	41,161	30,680
Total accrued expenses and other liabilities	$155,568	$147,429

6. Leases

We lease facilities under operating leases with various expiration dates through 2030. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from nine months to one year. As of December 31, 2024, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to six years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. We are required to post collateral for the letters of credit in the form of cash or eligible securities. As of December 31, 2024, the collateral totaled $5.9 million, which was in the form of securities that have been classified as securities available for sale at fair value in the interim condensed consolidated balance sheets. As of June 30, 2024, the collateral totaled $8.8 million, of which $2.0 million was in the form of cash that was classified as restricted cash, and $6.8 million was in the form of securities which was classified as securities available for sale at fair value on our consolidated balance sheets.

No impairment charge was incurred related to leases during the three and six months ended December 31, 2024. No impairment charge was incurred related to leases during the three months ended December 31, 2023. During the six months ended December 31, 2023, we subleased a portion of our leased office space in San Francisco, resulting in an impairment charge of $0.8 million, included in general and administrative expense on our interim condensed consolidated statements of operations and comprehensive income (loss).

Operating lease expense is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Operating lease expense (1)	$2,865	$2,946	$5,718	$5,932

(1)Lease expenses for our short-term leases were immaterial for the periods presented.

We have subleased a portion of our leased facilities. Sublease income totaled $1.2 million and $2.5 million during the three and six months ended December 31, 2024, respectively, and $1.2 million and $2.1 million during the three and six months ended December 31, 2023, respectively.

Lease term and discount rate information are summarized as follows:

December 31, 2024
Weighted average remaining lease term (in years)	2.9
Weighted average discount rate	5.1%

As of December 31, 2024, future minimum lease payments are as follows, by fiscal year (in thousands):

2025 (remaining six months)	$8,399
2026	15,811
2027	3,046
2028	2,185
2029	2,240
Thereafter	3,273
Total lease payments	34,954
Less imputed interest	(2,921)
Present value of total lease liabilities	$32,033

7.   Commitments and Contingencies

Loan Repurchase Obligations

Under the normal terms of our whole loan sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representations and warranties is identified. Generally, a breach in representations and warranties could occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. As of December 31, 2024, the aggregate outstanding balance of loans held by third-party investors or unconsolidated VIEs was $6.9 billion, of which we have recorded a repurchase liability of $4.0 million within accrued expenses and other liabilities in our interim condensed consolidated balance sheets.

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

We have determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described above, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Amounts accrued as of December 31, 2024 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.

8.   Debt

Debt outstanding as of December 31, 2024 includes amounts classified on our consolidated balance sheets as funding debt, notes issued by securitization trusts, and convertible senior notes. Secured debt includes borrowings from our warehouse facilities, variable funding notes, notes issued by securitization trusts and sale and repurchase agreements, Unsecured debt includes outstanding convertible senior notes. Our unsecured revolving credit facility did not have any borrowings outstanding as of December 31, 2024.

The following table summarizes the components and terms of our secured and unsecured debt as of December 31, 2024 (in thousands):

	Total Capital Capacity	Interest Rate Spread (2)		Unused Commitment Fees	Maturity by Fiscal Year	Pledged Collateral (3)	Total Outstanding
		Min - Max	Weighted Average
Funding debt
US warehouse facilities	4,731,418	1.65% - 2.05%	1.87%	0.00% - 0.75%	2025 - 2027	1,976,582	1,696,273
International warehouse facilities (1)	598,718	1.25% - 4.25%	1.70%	0.30% - 0.45%	2028 - 2030	453,846	372,147
Variable funding notes	350,000	1.50%		0.30%	2032	66,954	61,336
Sales and repurchase agreements		5.79% - 6.66%			2025 -2029	66,933	48,751
Notes issued by securitization trusts	4,000,000	4.62% - 11.32%	6.28%		2028 - 2030	4,217,842	4,000,000
Convertible senior notes:
2026 Notes		—%			2027		248,704
2029 Notes		0.75%			2030		920,000
Revolving credit facility (4)	330,000	0.75% - 1.75%		0.20%	2027		—
Total, before unamortized debt issuance costs, premiums and discounts							$7,347,212
Less: unamortized debt issuance costs, premiums and discounts (5)							(40,471)
Total							$7,306,741

(1)As of December 31, 2024, international facilities finance the origination of loan receivables in Canada and are denominated in CAD.
(2)Reference rates as of December 31, 2024 under our U.S. facilities bear interest at an annual benchmark rate of Secured Overnight Financing Rate (“SOFR”) or an alternative commercial paper rate plus an applicable spread. Reference rates as of December 31, 2024 under our international facilities bear interest at an annual benchmark rate of the Canadian Overnight Repo Rate Average (“CORRA”), Government of Canadian benchmark bond yields, or an alternative commercial paper rate plus an applicable spread. As debt arrangements are renewed, the reference rate and/or spread are subject to change.
(3)As of December 31, 2024, represents the unpaid principal balance of loans, pledged as collateral for borrowings in our facilities, except for our sales and repurchase agreements which are collateralized by the retained securitization notes receivables and certificates.
(4)This facility bears interest at a rate equal to, either (a) for SOFR borrowing, a SOFR rate determined by reference to the forward-looking term SOFR rate for the interest period, plus an applicable margin of 1.75% per annum or (b) for alternative base rate borrowings, a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the U.S. prime rate and (iii) the one-month forward-looking term SOFR rate plus 1.00% per annum, in each case, plus an applicable margin of 0.75% per annum.
(5)As of December 31, 2024, includes convertible senior notes debt issuance costs for the 2026 and 2029 Notes of $1.1 million and $16.5 million, respectively.

Funding Debt
Warehouse Credit Facilities

Through certain consolidated subsidiaries, which are typically trusts, we enter into secured borrowing arrangements with banks and other financial institutions. Through each of these subsidiaries we enter into a loan or credit and security agreement where we borrow against loans pledged as collateral. Financing terms, including the advance rate and financing spread, vary across these revolving facilities and generally depend on the types of collateral that may be pledged and respective concentration limits. The revolving period for each facility generally ends 4 - 12 months prior to the final maturity date, after which additional borrowings are not permitted. Advance rates range from 70% to 86% of the collateralized balance with respect to U.S. borrowing facilities and 67% to 88% of the collateralized balance with respect to facilities used to finance loans originated outside of the U.S., including Canada.

Borrowings under these agreements are classified as funding debt within our interim condensed consolidated balance sheets and proceeds from the borrowings can only be used for the purposes of facilitating loan funding and origination. These borrowing facilities are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm.

Our funding debt agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of December 31, 2024, we were in compliance with all applicable covenants in the agreements.
Variable Funding Note

On October 29, 2024, we entered into a syndicated revolving loan agreement through a securitization master trust which will be utilized to fund the purchase and origination of loans. In connection with the loan agreement, the master trust issued a variable funding note (“VFN”), where borrowings will be secured by loan collateral sold to the master trust. Throughout the reinvestment period of the VFN, the master trust will periodically issue asset-backed securitization notes, where securitization note proceeds will affect the level of utilization of the VFN. Outstanding borrowings under the VFN are classified as funding debt within our interim condensed consolidated balance sheets.
Sale and Repurchase Agreements

We entered into certain sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. These repurchase agreements can have an initial term of either three months or a term equaling the contractual life of the securitization notes pledged. When applicable, we may enter into one or more repurchase date extensions, each for an additional three-month term or as mutually agreed upon with the counterparty at market interest rates on such extension date. We record the debt outstanding under our sale and repurchase agreements within our funding debt in the interim condensed consolidated balance sheets.
Notes Issued by Securitization Trusts

We issue asset-backed notes through securitization trusts using a combination of term, amortizing and revolving structures. Each trust may issue one or more classes of notes, which will be repaid through collections on the loans in accordance with the trust priority of payments. For consolidated securitization trusts, asset-backed notes held by third-party investors are classified as notes issued by securitization trusts in the interim condensed consolidated balance sheets. Refer to Note 9 Securitization and Variable Interest Entities for additional information.

Convertible Senior Notes

2029 Notes

On December 20, 2024, we issued approximately $920 million in aggregate principal amount of 0.75% convertible senior notes due 2029 (the “2029 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The total net proceeds from this offering, after deducting debt issuance costs, were approximately $903 million. The 2029 Notes represent senior unsecured obligations of the Company. The 2029 Notes will bear interest at a fixed rate of 0.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2025. The 2029 Notes mature on December 15, 2029, unless such Notes are earlier converted, redeemed or repurchased in accordance with their terms.

Each $1,000 of principal of the 2029 Notes will initially be convertible into 9.8992 shares of our common stock, which is equivalent to an initial conversion price of approximately $101.02 per share, subject to adjustment upon the occurrence of certain specified events set forth in the indenture governing the 2029 Notes (the “2029 Indenture”). Holders of the 2029 Notes may convert their 2029 Notes at their option at any time on or after September 15, 2029 until close of business on the second scheduled trading day immediately preceding the maturity date of December 15, 2029. Further, holders of the 2029 Notes may convert all or any portion of their 2029 Notes at their option prior to the close of business on the business day immediately preceding September 15, 2029, only under the following circumstances:

1) during any calendar quarter commencing after the calendar quarter ending on March 31, 2025 (and only during such calendar quarter), if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

2) during the five business day period after any five consecutive trading day period (the measurement period) in which the trading price (as defined in the indenture governing the 2029 Notes) per $1,000 principal amount of the 2029 Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the Company’s Class A common stock and the conversion rate on each such trading day;

3) if the Company calls any or all of the notes for redemption, at any time prior to the close of business on the scheduled trading day immediately preceding the redemption date; or

4) upon the occurrence of certain specified corporate events.

Upon conversion of the 2029 Notes, the Company will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at the Company’s election, in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the notes being converted. If we satisfy our conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of our common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value (as set forth in the “2029 Indenture”) calculated on a proportionate basis for each trading day in a 40 trading day observation period.

No sinking fund is provided for the 2029 Notes. We may redeem for cash all or part of the 2029 Notes on or after December 20, 2027 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period (including the last trading day of such period) ending on, and including, the trading day immediately preceding the date on which we provide notice of redemption at a redemption price equal to 100% of the principal amount of the notes to be redeemed, plus accrued and unpaid interest, if any.

If a fundamental change (as defined in the 2029 Indenture) occurs prior to the maturity date, holders of the 2029 Notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2029 Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. In addition, if specific corporate events occur prior to the maturity date of the 2029 Notes, we will be required to increase the conversion rate for holders who elect to convert their 2029 Notes in connection with such corporate events.

2026 Notes

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

Each $1,000 of principal of the 2026 Notes will initially be convertible into 4.6371 shares of our common stock, which is equivalent to an initial conversion price of approximately $215.65 per share, subject to adjustment upon the occurrence of certain specified events set forth in the indenture governing the 2026 Notes (the “2026 Indenture”). Holders of the 2026 Notes may convert their 2026 Notes at their option at any time on or after August 15, 2026 until close of business on the second scheduled trading day immediately preceding the maturity date of November 15, 2026. Further, holders of the 2026 Notes may convert all or any portion of their 2026 Notes at their option prior to the close of business on the business day immediately preceding August 15, 2026, only under the following circumstances:

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

Upon conversion of the 2026 Notes, the Company will pay cash up to the aggregate principal amount of the notes to be converted and pay or deliver, as the case may be, cash, shares of our common stock or a combination of cash and shares of our common stock, at the Company’s election, in respect of the remainder, if any, of the conversion obligation in excess of the aggregate principal amount of the notes being converted. If we satisfy our conversion obligation solely in cash or through payment and delivery, as the case may be, of a combination of cash and shares of our common stock, the amount of cash and shares of common stock, if any, due upon conversion will be based on a daily conversion value (as set forth in the “2026 Indenture”) calculated on a proportionate basis for each trading day in a 40 trading day observation period.

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

If a fundamental change (as defined in the 2026 Indenture) occurs prior to the maturity date, holders of the 2026 Notes may require us to repurchase all or a portion of their notes for cash at a repurchase price equal to 100% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest to, but excluding, the repurchase date. In addition, if specific corporate events occur prior to the maturity date of the 2026 Notes, we will be required to increase the conversion rate for holders who elect to convert their 2026 Notes in connection with such corporate events.

Repurchase of a Portion of the 2026 Notes

On December 6, 2023, the Board of Directors authorized the repurchase of up to $800 million in aggregate principal amount of the 2026 Notes through open market purchases, privately negotiated purchases, purchase plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Rule 10b5-1”), or through a combination thereof, through December 31, 2024. On December 13, 2024, the Board of Directors replaced the December 2023 authorization with an authorization to repurchase up to $960 million in aggregate principal amount of the 2026 Notes through December 31, 2024. In connection with these authorizations, during the three and six months ended December 31, 2024, we paid $892.8 million and $1,012.9 million, respectively, in cash for the repurchase of $960.0 million and $1,100.5 million, respectively, aggregate principal amount of our 2026 Notes. The carrying amount of the extinguished 2026 Notes was approximately $955.6 million and $1,095.3 million resulting in a $62.8 million and $82.4 million gain on early extinguishment of debt for the three and six months ended December 31, 2024, respectively, which is reported as a component of other income, net within our interim consolidated statements of operations and comprehensive income (loss). The repurchased 2026 Notes were received and canceled. We utilized a combination of cash on hand and the net proceeds from the issuance of the 2029 Notes for these repurchases. There were no repurchases of 2026 Notes during the three and six month periods ended December 31, 2023, respectively.

On November 5, 2024, the Board of Directors authorized the repurchase of up to $500 million in aggregate principal amount of the 2026 Notes. Note repurchases under the November 2024 authorization may be made from time to time during the period commencing January 1, 2025 through December 31, 2025 through open market purchases, privately negotiated purchases, purchase plans under Rule 10b5-1, or through a combination thereof. Repurchases are subject to available liquidity, general market and economic conditions, alternate uses for the capital, and other factors, and there is no minimum principal amount of 2026 Notes that the Company is obligated to repurchase. As of December 31, 2024, $248.7 million in aggregate principal amount of the 2026 Notes remains outstanding.

The following table summarizes the interest expense recognized related to the convertible senior notes (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Amortization of debt issuance costs (1)
2026 Notes	$658	$872	$1,427	$1,745
2029 Notes	110	—	110	—
Total amortization of debt issuance costs	$768	$872	$1,537	$1,745
Coupon interest expense (1) (2)	227	—	227	—
Total interest expenses related to the convertible notes	$995	$872	$1,764	$1,745

(1)Included in our interim condensed consolidated statement of operations and comprehensive income (loss) within other income, net.
(2)The coupon interest expense is related to the 2029 Notes.

As of December 31, 2024, the remaining life of the 2026 Notes and 2029 Notes is approximately 23 months and 59 months, respectively.

Revolving Credit Facility

On December 16, 2024, we entered into an amendment to our Revolving Credit Agreement in order to permit the incurrence of indebtedness pursuant to the 2029 Senior Convertible Notes. The facility contains certain financial covenants which may result in an acceleration of the maturity if not maintained, and requires payment of a monthly unused commitment fee of 0.20% per annum on the undrawn balance available. As of December 31, 2024, we were in compliance with all applicable covenants in the agreements.

The aggregate future maturities of our funding debt, notes issued by securitization trusts and convertible notes consists of the following (in thousands):

Maturity Fiscal Year	December 31, 2024
2025	$340,152
2026	809,118
2027 (1)	502,373
2028	1,445,282
2029	2,409,177
Thereafter (1)	1,841,110
Total	$7,347,212
Deferred debt issuance costs	(40,471)
Total funding debt, net of deferred debt issuance costs	$7,306,741

(1)As of December 31, 2024, includes convertible senior notes due 2026 and 2029 with a carrying amounts of $248.7 million and $920.0 million, respectively.

9.  Securitization and Variable Interest Entities

Consolidated VIEs

Warehouse Credit Facilities

We established certain entities, deemed to be VIEs, to enter into warehouse credit facilities for the purpose of purchasing loans from our originating bank partners and funding directly originated loans. Refer to Note 8. Debt for additional information. The creditors of the VIEs have no recourse to the general credit of Affirm and the liabilities of the VIEs can only be settled by the respective VIEs’ assets; however, as the servicer of the loans pledged to our funding facilities, we have the power to direct the activities that most significantly impact the VIEs' economic performance. In addition, we retain significant economic exposure to the pledged loans and therefore, we are the primary beneficiary.

Securitizations

We finance the origination and purchase of loans though our asset-backed securitization program using a combination of amortizing, revolving and variable funding structures. In connection with our program, we sponsor and establish trusts (deemed to be VIEs) which issue securities collateralized by the loans we sell to the trust. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. For these VIEs, the creditors have no recourse to the general credit of Affirm and the liabilities of the VIEs can only be settled by the respective VIEs’ assets. Additionally, the assets of the VIEs can be used only to settle obligations of the VIEs.

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

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs (in thousands):

	December 31, 2024
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$2,399,906	$2,078,553	$321,353
Securitizations (1)	4,167,236	4,060,582	106,654
Total consolidated VIEs	$6,567,142	$6,139,135	$428,007

	June 30, 2024
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$2,052,881	$1,823,794	$229,087
Securitizations	3,325,254	3,246,228	79,026
Total consolidated VIEs	$5,378,135	$5,070,022	$308,113

(1)As of December 31, 2024, liabilities include $60.3 million of VFN classified as funding debt and $4.0 billion of asset-backed notes classified as notes issued from securitization trusts.

Unconsolidated VIEs

Our transactions with unconsolidated VIEs include securitization trusts where we did not retain significant economic exposure through our variable interests and therefore we determined that we are not the primary beneficiary as of December 31, 2024.

The following information pertains to unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary (in thousands):

	December 31, 2024
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$1,300,463	$1,236,637	$63,826	$69,735
Total unconsolidated VIEs	$1,300,463	$1,236,637	$63,826	$69,735

	June 30, 2024
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$967,256	$920,004	$47,252	$51,861
Total unconsolidated VIEs	$967,256	$920,004	$47,252	$51,861

Maximum exposure to losses represents our exposure through our continuing involvement as servicer and through our retained interests. For unconsolidated VIEs, this includes $69.1 million in retained notes and residual trust certificates disclosed within securities available for sale at fair value in our interim condensed consolidated balance sheets and $0.7 million related to our net servicing assets disclosed within our interim condensed consolidated balance sheets as of December 31, 2024.

Additionally, we may experience a loss due to future repurchase obligations resulting from breaches in representations and warranties in our securitization and third-party sale agreements. This amount was not material as of December 31, 2024.

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

Refer to Note 12. Fair Value of Financial Assets and Liabilities for additional information on the fair value sensitivity of the notes receivable and residual trust certificates. Additionally, as of December 31, 2024, we have pledged certain of our retained beneficial interests as collateral in a sale and repurchase agreement as described in Note 8. Debt.

10.   Investments

Marketable Securities

Marketable securities include certain investments classified as cash and cash equivalents and securities available for sale, at fair value, and consist of the following as of each date presented within the interim condensed consolidated balance sheets (in thousands):

	December 31, 2024	June 30, 2024
Cash and cash equivalents:
Money market funds	$115,063	$63,389
Commercial paper	—	57,964
Government bonds - US	—	3,492
Securities available for sale:
Certificates of deposit	17,347	34,473
Corporate bonds	204,294	242,660
Commercial paper	51,293	239,882
Agency bonds	13,319	15,159
Municipal bonds	5,195	3,953
Government bonds
Non-US	3,156	5,275
US (1)	303,029	538,556
Securitization notes receivable and certificates (2)	69,051	51,670
Total marketable securities:	$781,747	$1,256,473

(1)As of December 31, 2024 and June 30, 2024, these securities include $73.8 million and $54.1 million, respectively, pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements.
(2)These securities include $66.9 million and $46.7 million as of December 31, 2024 and June 30, 2024, respectively, pledged as collateral in connection with sale and repurchase agreements as discussed within Note 8. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of December 31, 2024 and June 30, 2024 were as follows (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$17,327	$20	$—	$—	$17,347
Corporate bonds	203,942	613	(261)	—	204,294
Commercial paper	51,248	45	—	—	51,293
Agency bonds	13,324	13	(18)	—	13,319
Municipal bonds	5,184	11	—	—	5,195
Government bonds
Non-US	3,161	—	(5)	—	3,156
US (2)	302,799	517	(287)	—	303,029
Securitization notes receivable and certificates (3)	70,273	70	(49)	(1,243)	69,051
Total securities available for sale	$667,258	$1,289	$(620)	$(1,243)	$666,684

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$34,468	$9	$(4)	$—	$34,473
Corporate bonds	243,639	95	(1,074)	—	242,660
Commercial paper (1)	298,005	7	(166)	—	297,846
Agency bonds	15,283	—	(124)	—	15,159
Municipal bonds	3,943	10	—	—	3,953
Government bonds
Non-US	5,310	—	(35)	—	5,275
US (1) (2)	543,421	33	(1,406)	—	542,048
Securitization notes receivable and certificates (3)	51,726	699	(91)	(664)	51,670
Total securities available for sale	$1,195,795	$853	$(2,900)	$(664)	$1,193,084

(1)As of June 30, 2024, Commercial paper and US government bonds include $61.5 million classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)As of December 31, 2024 and June 30, 2024, these securities include $73.8 million and $54.1 million, respectively, pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements.
(3)Approximately $66.9 million and $46.7 million as of December 31, 2024 and June 30, 2024, respectively, of these securities have been pledged as collateral in connection with sale and repurchase agreements discussed within Note 8. Debt.

As of December 31, 2024 and June 30, 2024, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of December 31, 2024 and June 30, 2024, are as follows (in thousands):

	December 31, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$15,319	$(98)	$44,094	$(163)	$59,413	$(261)
Agency bonds	4,881	(18)	—	—	4,881	(18)
Government bonds
Non-US	3,156	(5)	—	—	3,156	(5)
US	36,301	(151)	49,344	(136)	85,645	(287)
Total securities available for sale (1)	$59,657	$(272)	$93,438	$(299)	$153,095	$(571)

	June 30, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$9,647	$(4)	$—	$—	$9,647	$(4)
Corporate bonds	119,353	(252)	57,846	(822)	177,199	(1,074)
Commercial paper	245,536	(166)			245,536	(166)
Agency bonds	10,417	(41)	4,743	(83)	15,160	(124)
Government bonds
Non-US	—	—	5,275	(35)	5,275	(35)
US	251,113	(185)	123,633	(1,221)	374,746	(1,406)
Total securities available for sale (1)	$636,066	$(648)	$191,497	$(2,161)	$827,563	$(2,809)

(1)The number of positions with unrealized losses for which an allowance for credit losses has not been recorded totaled 22 and 137 as of December 31, 2024 and June 30, 2024, respectively.

The length of time to contractual maturities of securities available for sale as of December 31, 2024 and June 30, 2024 were as follows (in thousands):

	December 31, 2024
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$17,327	$17,347	$—	$—	$17,327	$17,347
Corporate bonds	114,636	114,625	89,306	89,669	203,942	204,294
Commercial paper	51,248	51,293	—	—	51,248	51,293
Agency bonds	8,425	8,438	4,899	4,881	13,324	13,319
Municipal bonds	674	679	4,510	4,516	5,184	5,195
Government bonds
Non-US	3,161	3,156	—	—	3,161	3,156
US	218,711	218,753	84,088	84,276	302,799	303,029
Securitization notes receivable and certificates (2)	—	—	70,273	69,051	70,273	69,051
Total securities available for sale	$414,182	$414,291	$253,076	$252,393	$667,258	$666,684

	June 30, 2024
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$34,468	$34,473	$—	$—	$34,468	$34,473
Corporate bonds	118,547	118,039	125,092	124,621	243,639	242,660
Commercial paper (1)	298,005	297,846	—	—	298,005	297,846
Agency bonds	10,457	10,416	4,826	4,743	15,283	15,159
Municipal bonds	—	—	3,943	3,953	3,943	3,953
Government bonds
Non-US	2,150	2,150	3,160	3,125	5,310	5,275
US (1)	465,338	464,298	78,083	77,750	543,421	542,048
Securitization notes receivable and certificates (2)	—	—	51,726	51,670	51,726	51,670
Total securities available for sale	$928,965	$927,222	$266,830	$265,862	$1,195,795	$1,193,084

(1)As of June 30, 2024, Commercial paper and US government bonds include $61.5 million classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)Based on weighted average life of expected cash flows as of December 31, 2024 and June 30, 2024.

Gross proceeds from matured or redeemed securities were $403.1 million and $706.5 million for the three and six months ended December 31, 2024, respectively, and $344.2 million and $726.0 million for the three and six months ended December 31, 2023, respectively.

For available for sale securities had realized gains of $0.3 million for both the three and six months ended December 31, 2024 and immaterial realized gains and losses for the three and six months ended December 31, 2023.

Non-marketable Equity Securities

Equity investments without a readily determinable fair value held at cost were $41.9 million and $37.8 million as of December 31, 2024 and June 30, 2024, respectively, and are included in other assets within the interim condensed consolidated balance sheets.

We did not record any impairment during the three months ended December 31, 2024. We recognized an impairment of $3.0 million for the six months ended December 31, 2024 within other income, net in the interim consolidated statements of operations and comprehensive income (loss) in connection with one of our non-marketable equity security investments. The fair value of the investment was determined utilizing a methodology based on significant unobservable inputs, including management estimates and assumptions, and thus represent Level 3 measurements. During the three and six months ended December 31, 2023, we recognized an impairment of $14.1 million within other income, net in the interim consolidated statements of operations in connection with one of our non-marketable equity security investments.

For the three and six months ended December 31, 2024, we recognized an upward adjustment of $2.4 million within other income, net in the interim consolidated statement of operations and comprehensive income (loss). For the three and six months ended December 31, 2023, there have been no upward or downward adjustments due to observable changes in orderly transactions.

Fixed Term Deposits

Fixed term deposits were $22.0 million and $35.2 million as of December 31, 2024 and June 30, 2024, respectively, consist of interest bearing deposits held at financial institutions with original maturities greater than three months but no more than twelve months. These deposits are carried at cost, which approximates fair value, and are included in other assets within the interim condensed consolidated balance sheets.

11.   Derivative Financial Instruments

The following table summarizes the total fair value, including interest accruals, and outstanding notional amounts of derivative instruments as of December 31, 2024 and June 30, 2024 (in thousands):

	December 31, 2024			June 30, 2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts - cash flow hedges	$—	$—	$—	$150,000	$4	$—
Derivatives not designated as hedges
Interest rate contracts	572,441	7,676	186	854,589	17,203	38
Total gross derivative assets/liabilities	$572,441	$7,676	$186	$1,004,589	$17,207	$38

The following table summarizes the impact of the cash flow hedges on Accumulated Other Comprehensive Income (“AOCI”) (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Balance at beginning of period	(85)	1,514	1,407	751
Changes in fair value	(5)	(103)	(1,273)	911
Amounts reclassified into earnings (1)	(84)	(511)	(308)	(762)
Balance at end of period (2)	$(174)	$900	$(174)	$900

(1)The amounts reclassified into earnings are presented in the interim consolidated statements of income within funding costs.
(2)As of December 31, 2024, we estimated that $0.2 million of net derivative gains included in AOCI are expected to be reclassified into earnings within the next 12 months.

The following table summarizes the impact of the derivative instruments on income and indicates where within the interim consolidated statements of operations and comprehensive income (loss) such impact is reported (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
The effects of cash flow hedging
Funding costs	84	511	308	762
The effects of derivatives not designated in hedging relationships
Other income, net	2,705	(5,708)	(1,248)	(1,729)

12.   Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and June 30, 2024 (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$115,063	$—	$—	$115,063
Commercial paper	—	—	—	—
Securities, available for sale:
Certificates of deposit	—	17,347	—	17,347
Corporate bonds	—	204,294	—	204,294
Commercial paper	—	51,293	—	51,293
Agency bonds	—	13,319	—	13,319
Municipal bonds	—	5,195	—	5,195
Government bonds:
Non-US	—	3,156	—	3,156
US	—	303,029	—	303,029
Securitization notes receivable and residual trust certificates	—	—	69,051	69,051
Servicing assets	—	—	806	806
Derivative instruments	—	7,676	—	7,676
Risk sharing asset	—	—	44,969	44,969
Total assets	$115,063	$605,309	$114,826	$835,198
Liabilities:
Servicing liabilities	$—	$—	$237	$237
Performance fee liability	—	—	1,773	1,773
Profit share liability	—	—	6,111	6,111
Risk sharing liability	—	—	1,498	1,498
Derivative instruments	—	186	—	186
Total liabilities	$—	$186	$9,619	$9,805

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$63,389	$—	$—	$63,389
Commercial paper	—	57,964	—	57,964
Government bonds- US	—	3,492	—	3,492
Securities, available for sale:
Certificates of deposit	—	34,473	—	34,473
Corporate bonds	—	242,660	—	242,660
Commercial paper	—	239,882	—	239,882
Agency bonds	—	15,159	—	15,159
Municipal bonds	—	3,953	—	3,953
Government bonds:
Non-US	—	5,275	—	5,275
US	—	538,556	—	538,556
Securitization notes receivable and residual trust certificates	—	—	51,670	51,670
Servicing assets	—	—	574	574
Derivative instruments	—	17,207	—	17,207
Risk sharing asset	—	—	33,884	33,884
Total assets	$63,389	$1,158,621	$86,128	$1,308,138
Liabilities:
Servicing liabilities	$—	$—	$743	$743
Performance fee liability	—	—	1,503	1,503
Profit share liability	—	—	1,974	1,974
Risk sharing liability	—	—	918	918
Derivative Instruments	—	38	—	38
Total liabilities	$—	$38	$5,138	$5,176

As of December 31, 2024 and June 30, 2024, there were no transfers between levels.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Marketable Securities

As of December 31, 2024, we held marketable securities classified as cash and cash equivalents and securities available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Derivative Instruments

As of December 31, 2024 and June 30, 2024, we used a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risks associated with variable interest rates. These derivative instruments are classified as Level 2 within the fair value hierarchy, and the fair value is estimated by using third-party pricing models, which contain certain assumptions based on readily observable market-based inputs. We validate the valuation output on a monthly basis. Refer to Note 11. Derivative Financial Instruments in the notes to the interim condensed consolidated financial statements for further details on our derivative instruments.

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

Servicing Assets and Liabilities

We sold loans with an unpaid principal balance of $4.6 billion and $7.4 billion for the three and six months ended December 31, 2024, respectively, $3.1 billion and $5.2 billion for the three and six months ended December 31, 2023, respectively, for which we retained servicing rights.

As of December 31, 2024 and June 30, 2024, we serviced loans which we sold with a remaining unpaid principal balance of $6.9 billion and $5.1 billion, respectively.

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

We earned $28.7 million and $54.7 million of servicing income for the three and six months ended December 31, 2024, respectively, and $22.4 million and $42.6 million for the three and six months ended December 31, 2023, respectively.

As of December 31, 2024 and June 30, 2024, the aggregate fair value of the servicing assets was measured at $0.8 million and $0.6 million, respectively, and presented within other assets in the interim condensed consolidated balance sheets. As of December 31, 2024 and June 30, 2024, the aggregate fair value of the servicing liabilities was measured at $0.2 million and $0.7 million, respectively, and presented within accrued expenses and other liabilities in the interim condensed consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Fair value at beginning of period	$435	$569	$574	$880
Initial transfers of financial assets	230	—	230	—
Subsequent changes in fair value	141	(204)	2	(515)
Fair value at end of period	$806	$365	$806	$365

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Fair value at beginning of period	$438	$1,851	$743	$1,392
Initial transfers of financial liabilities	—	1,702	—	3,091
Subsequent changes in fair value	(201)	(1,022)	(506)	(1,952)
Fair value at end of period	$237	$2,531	$237	$2,531

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of December 31, 2024 and June 30, 2024:

		December 31, 2024
	Unobservable Input	Minimum	Maximum	Weighted Average (3)
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	2.00%	2.00%	2.00%
	Gross default rate (2)	9.20%	15.20%	11.32%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	2.00%	2.00%	2.00%
	Gross default rate (2)	3.22%	4.65%	3.89%

		June 30, 2024
	Unobservable Input	Minimum	Maximum	Weighted Average (3)
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	2.00%	2.00%	2.00%
	Gross default rate (2)	9.89%	22.72%	10.84%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	2.00%	2.00%	2.00%
	Gross default rate (2)	2.58%	4.12%	3.00%

(1)Estimated annual cost of servicing a loan as a percentage of unpaid principal balance.
(2)Annualized estimated gross charge-offs as a percentage of unpaid principal balance.
(3)Unobservable inputs were weighted by relative fair value.

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	December 31, 2024	June 30, 2024
Servicing assets
Gross default rate assumption:
Gross default rate increase of 25%	$1	$1
Gross default rate increase of 50%	$2	$1
Adequate compensation assumption:
Adequate compensation increase of 10%	$(1,367)	$(980)
Adequate compensation increase of 20%	$(2,734)	$(1,961)
Discount rate assumption:
Discount rate increase of 25%	$(32)	$(23)
Discount rate increase of 50%	$(62)	$(44)
Servicing liabilities
Gross default rate assumption:
Gross default rate increase of 25%	$—	$(1)
Gross default rate increase of 50%	$—	$(1)
Adequate compensation assumption:
Adequate compensation increase of 10%	$3,820	$3,153
Adequate compensation increase of 20%	$7,639	$6,305
Discount rate assumption:
Discount rate increase of 25%	$(5)	$(19)
Discount rate increase of 50%	$(9)	$(37)

Performance Fee Liability

In accordance with our agreements with our originating bank partners, we pay a fee for each loan that is fully repaid by the consumer, due at the end of the period in which the loan is fully repaid. We recognize a liability upon the purchase of a loan for the expected future payment of the performance fee. This liability is measured using a discounted cash flow model and recorded at fair value and presented within accrued expenses and other liabilities in the interim condensed consolidated balance sheets. Any changes in the fair value of the liability are reflected in other income, net, in the interim condensed consolidated statements of operations and comprehensive income (loss).

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Fair value at beginning of period	$1,541	$1,427	$1,503	$1,581
Purchases of loans	566	493	1,089	869
Settlements paid	(501)	(508)	(978)	(992)
Subsequent changes in fair value	167	182	159	136
Fair value at end of period	$1,773	$1,594	$1,773	$1,594

Significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability are the discount rate, refund rate, and default rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of December 31, 2024 and June 30, 2024:

	December 31, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	7.75%	10.00%	9.53%
Refund rate	1.50%	1.50%	1.50%
Default rate	1.18%	4.65%	3.02%

	June 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	8.50%	10.00%	9.81%
Refund rate	1.50%	1.50%	1.50%
Default rate	1.38%	4.65%	2.94%

(1)Unobservable inputs were weighted by remaining principal balances.

Retained Beneficial Interests in Unconsolidated VIEs

As of December 31, 2024, we held notes receivable and residual trust certificates with an aggregate fair value of $69.1 million in connection with unconsolidated securitizations. The balances correspond to the 5% economic risk retention we are required to maintain as the securitization sponsor.

These assets are measured at fair value using a discounted cash flow model, and presented within securities available for sale at fair value in the interim condensed consolidated balance sheets. Changes in the fair value, other than declines in fair value due to credit recognized as an allowance, are reflected in other comprehensive income in the interim condensed consolidated statements of operations and comprehensive income (loss). Declines in fair value due to credit are reflected in other income, net in the interim condensed consolidated statements of operations and comprehensive income (loss).

The following table summarizes the activity related to the fair value of the notes and residual trust certificates (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Fair value at beginning of period	$38,926	$13,983	$51,670	$18,913
Additions	41,943	22,187	41,943	22,187
Cash received (due to payments)	(12,036)	(4,094)	(26,419)	(9,355)
Change in unrealized gain (loss)	(510)	80	(541)	265
Accrued interest	931	439	2,976	611
Reversal of (impairment on) securities available for sale	(203)	(184)	(578)	(210)
Fair value at end of period	$69,051	$32,411	$69,051	$32,411

Significant unobservable inputs used for our Level 3 fair value measurement of the notes and residual trust certificates are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the notes receivable and residual trust certificates as of December 31, 2024 and June 30, 2024:

	December 31, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	4.73%	30.29%	6.84%
Loss rate	1.17%	9.47%	7.53%
Prepayment rate	13.58%	23.00%	20.94%

	June 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	5.73%	41.41%	8.93%
Loss rate	0.95%	6.98%	6.17%
Prepayment rate	12.40%	27.70%	23.33%

(1)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the notes receivable and residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

	December 31, 2024	June 30, 2024
Discount rate assumption:
Discount rate increase of 25%	$(723)	$(623)
Discount rate increase of 50%	$(1,421)	$(1,223)
Loss rate assumption:
Loss rate increase of 25%	$(1,761)	$(705)
Loss rate increase of 50%	$(2,665)	$(1,321)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$124	$58
Prepayment rate decrease of 50%	$249	$116

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

The following table summarizes the activity related to the fair value of the profit share liability (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Fair value at beginning of period	$2,015	$1,079	$1,974	$1,832
Facilitation of loans	4,238	1,160	5,465	2,088
Actual performance	(3,271)	(1,166)	(6,299)	506
Subsequent changes in fair value	3,129	471	4,971	(2,882)
Fair value at end of period	$6,111	$1,544	$6,111	$1,544

Significant unobservable inputs used for our Level 3 fair value measurement of the profit share liability are the discount rate and estimated program profitability. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of December 31, 2024 and June 30, 2024:

	December 31, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	30.00%	30.00%	30.00%
Program profitability	0.97%	2.02%	1.94%

	June 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	30.00%	30.00%	30.00%
Program profitability	0.32%	1.01%	0.96%

(1)Unobservable inputs were weighted by relative fair value.

Risk Sharing Arrangements

In connection with certain capital funding arrangements with third party loan buyers, we have entered into risk sharing agreements where we may be required to make a payment to the loan buyer or are entitled to receive a payment from the loan buyer, depending on the actual versus expected loan performance as contractually agreed to with the counterparty, and subject to a cap based on a percentage of the principal balance of loans sold. Loan performance is evaluated at a cohort level based on the month loans were sold. As of December 31, 2024 and June 30, 2024, we have sold $6.8 billion and $4.2 billion, respectively, unpaid principal balance of loans under these risk sharing arrangements, of which our maximum exposure to losses is $85.1 million and $81.2 million, respectively. This amount includes our maximum potential loss with respect to risk sharing liabilities of $40.1 million and the fair value of risk sharing assets of $45.0 million, as of December 31, 2024.

We account for these arrangements as derivatives measured at fair value with gains and losses recognized in gain on sales of loans in our interim condensed consolidated statements of operations and comprehensive income (loss). For each counterparty, we have recognized a net asset or net liability based on the estimated fair value of future payments we expect to receive from or make to the counterparty. As of December 31, 2024 and June 30, 2024, we held assets related to these arrangements of $45.0 million and $33.9 million, respectively, and liabilities of $1.5 million and $0.9 million, respectively.

As of December 31, 2024, we estimated the fair value of future settlements using a discounted cash flow model. Significant assumptions used in the valuation of our risk sharing assets and liabilities are as follows:

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

The following table summarizes the activity related to the fair value of the risk sharing assets (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Fair value at beginning of period	$45,330	$3,814	$33,884	$—
Initial transfers of financial assets	5,191	10,749	15,568	14,563
Cash settlements	(5,824)	—	(5,824)	—
Subsequent changes in fair value	272	2,127	1,341	2,127
Fair value at end of period	$44,969	$16,690	$44,969	$16,690

The following table summarizes the activity related to the fair value of the risk sharing liabilities (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Fair value at beginning of period	$1,801	$471	$918	$—
Cash settlements	(445)	—	(445)	—
Subsequent changes in fair value	142	41	1,025	512
Fair value at end of period	$1,498	$512	$1,498	$512

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the risk sharing arrangements as of December 31, 2024:

		December 31, 2024
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount rate	20.00%	20.00%	20.00%
	Loss rate	3.28%	4.87%	4.01%
	Prepayment rate	20.81%	27.21%	24.73%
Risk sharing liabilities	Discount rate	20.00%	20.00%	20.00%
	Loss rate	3.39%	5.17%	4.37%

		June 30, 2024
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount rate	20.00%	20.00%	20.00%
	Loss rate	3.00%	4.69%	3.66%
	Prepayment rate	23.36%	33.29%	28.48%
Risk sharing liabilities	Discount rate	20.00%	20.00%	20.00%
	Loss rate	3.25%	5.29%	4.28%

(1)Unobservable inputs were weighted by principal balance of loans sold under each cohort.

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the risk sharing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	December 31, 2024	June 30, 2024
Risk sharing assets (1)
Prepayment rate assumption:
Prepayment rate increase of 25%	$1,235	$572
Prepayment rate increase of 50%	$2,364	$1,131
Loss rate assumption:
Loss rate increase of 25%	$(11,331)	$(7,315)
Loss rate increase of 50%	$(22,585)	$(14,528)
Discount rate assumption:
Discount rate increase of 25%	$(1,120)	$(1,211)
Discount rate increase of 50%	$(2,156)	$(2,323)
Risk sharing liabilities (1)
Loss rate assumption:
Loss rate increase of 25%	$28,276	$22,333
Loss rate increase of 50%	$40,334	$41,677
Discount rate assumption:
Discount rate increase of 25%	$(7)	$(19)
Discount rate increase of 50%	$(13)	$(37)

Financial Assets and Liabilities Not Recorded at Fair Value

The following table presents the fair value and our assessment of the classification of this measurement within the fair value hierarchy for financial assets and liabilities held at amortized cost as of December 31, 2024 and June 30, 2024 (in thousands):

	December 31, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for investment, net	6,432,336	—	—	6,828,132	6,828,132
Other assets (1)	29,582	—	29,582	—	29,582
Total assets	$6,461,918	$—	$29,582	$6,828,132	$6,857,714
Liabilities:
Convertible senior notes, net (2)	$1,151,048	$—	$1,116,902	$—	$1,116,902
Notes issued by securitization trusts	3,988,887	—	—	4,014,587	4,014,587
Funding debt (3)	2,178,508	—	—	2,178,655	2,178,655
Total liabilities	$7,318,443	$—	$1,116,902	$6,193,242	$7,310,144

	June 30, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale (1)	$36	$—	$36	$—	$36
Loans held for investment, net	5,360,959	—	—	5,616,973	5,616,973
Other assets (1)	43,212	—	43,212	—	43,212
Total assets	$5,404,207	$—	$43,248	$5,616,973	$5,660,221
Liabilities:
Convertible senior notes, net (2)	$1,341,430	$—	$1,124,773	$—	$1,124,773
Notes issued by securitization trusts	3,236,873	—	—	2,506,929	2,506,929
Funding debt (3)	1,851,699	—	—	1,851,685	1,851,685
Total liabilities	$6,430,002	$—	$1,124,773	$4,358,614	$5,483,387

(1)Amortized cost approximates fair value for loans held for sale and other assets.
(2)As of December 31, 2024, includes convertible senior notes due 2026 with a carrying amount and fair value of $247.6 million and $224.6 million, respectively, and convertible senior notes due 2029 with a carrying amount and fair value of $903.5 million and $892.3 million, respectively. As of June 30, 2024, includes convertible senior notes due 2026 with a carrying amount and fair value of $1.3 billion and $1.1 billion, respectively. The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.
(3)As of December 31, 2024 and June 30, 2024, debt issuance costs in the amount of $11.7 million and $14.8 million, respectively, was included within funding debt.

13.   Stockholders’ Equity

Common Stock

We had shares of common stock reserved for issuance as follows:

	December 31, 2024	June 30, 2024
Available outstanding under equity compensation plans	47,446,210	47,622,117
Available for future grant under equity compensation plans	51,199,581	43,492,755
Total	98,645,791	91,114,872

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

In November 2021, we granted warrants to purchase 22,000,000 shares of common stock in connection with our commercial agreements with Amazon. 7,000,000 of the warrant shares have an exercise price of $0.01 per share and a term of 3.5 years. A portion of these warrants were fully vested at the grant date and the remainder have fully vested as of December 31, 2024. The remaining 15,000,000 warrant shares have an exercise price of $100 per share and a term of 7.5 years. We valued the warrants at the grant date using the Black-Scholes-Merton option pricing model. Refer to Note 5. Balance Sheet Components for more information on the asset and related amortization during the period. The remaining grant-date fair value of the warrants will be recognized within our interim condensed consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions. During the three and six months ended December 31, 2024, a total of $92.0 million and $204.4 million, respectively, was recognized within sales and marketing expense, which included $5.2 million and $10.4 million, respectively, in amortization expense of the commercial agreement asset and $86.8 million and $194.0 million, respectively, in expense based upon the grant-date fair value of the warrant shares that vested. During the three and six months ended December 31, 2023, a total of $125.1 million and $231.5 million, respectively, was recognized within sales and marketing expense, which included $10.4 million and $20.9 million, respectively, in amortization expense of the commercial agreement asset and $114.7 million and $210.6 million, respectively, in expense based upon the grant-date fair value of the warrant shares that vested.

Share Repurchases

In connection with the offering of the 2029 Notes, in December 2024, the Board of Directors authorized the repurchase of up to $350.0 million of common stock through open market purchases, privately negotiated transactions or through a combination thereof. The authorization terminated on December 31, 2024 and did not obligate the Company to acquire any particular amount of its common stock.

Pursuant to the authorization, we utilized net proceeds from the offering, as well as cash on hand, to complete the repurchase of 3.5 million shares of Class A common stock from certain holders of the 2026 notes in privately negotiated transactions for an aggregate purchase price of approximately $250.0 million. Refer to Note 8. Debt in the notes to the interim condensed consolidated financial statements for more information on the 2029 Notes.

We record share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. Our policy for share retirements is to deduct the par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in capital.

There were no share repurchases during the three or six month periods ended December 31, 2023.

14.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and restricted stock units (“RSUs”) to employees, officers, directors, and consultants. As of December 31, 2024, the maximum number of shares of common stock which may be issued under the Plan is 176,604,160 Class A shares. As of December 31, 2024 and June 30, 2024, there were 51,199,581 and 43,492,755 shares of Class A common stock, respectively, available for future grants under the Plan.

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

The following table summarizes our stock option activity for the six months ended December 31, 2024:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2024	16,794,697	$15.84	5.63
Granted	677,433	44.66
Exercised	(3,211,902)	10.73
Balance as of December 31, 2024	14,260,228	18.36	5.48
Vested and exercisable, December 31, 2024	11,263,423	$15.29	4.68	$516,017
Vested and exercisable, and expected to vest thereafter(1) December 31, 2024	14,142,936	$18.16	5.45	$607,187

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

The weighted-average grant date fair value of options granted during the six months ended December 31, 2024 was $31.74. As of December 31, 2024, unrecognized compensation expense related to unvested stock options was approximately $49.4 million, which is expected to be recognized over a remaining weighted-average period of 2.5 years.

Value Creation Award

In November 2020, the Company’s Board of Directors approved a long-term, multi-year performance-based stock option grant providing Mr. Levchin with the opportunity to earn the right to purchase up to 12,500,000 shares of the Company’s Class A common stock (the “Value Creation Award”). We recognize stock-based compensation on these awards based on the grant date fair value using an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. We incurred stock-based compensation expense of $12.4 million and $24.7 million during the three and six months ended December 31, 2024, respectively, and $19.5 million and $39.1 million during the three and six months ended December 31, 2023, respectively, associated with the Value Creation Award as a component of general and administrative expense within the interim condensed consolidated statements of operations and comprehensive income (loss).

As of December 31, 2024, unrecognized compensation expense related to the Value Creation Award was approximately $23.6 million, which is expected to be recognized over a remaining weighted-average period of 1.0 year.

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

The following table summarizes our RSU activity during the six months ended December 31, 2024:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2024	18,327,420	$27.68
Granted	11,171,205	32.95
Vested	(7,622,286)	30.09
Forfeited, expired or cancelled	(1,190,357)	27.39
Non-vested at December 31, 2024	20,685,982	$29.65

As of December 31, 2024, unrecognized compensation expense related to unvested RSUs was approximately $573.8 million, which is expected to be recognized over a remaining weighted-average period of 1.8 years.

2020 Employee Stock Purchase Plan

On November 18, 2020, our Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum effort towards the success of the Company and that of its affiliates. A total of 16.1 million shares of Class A common stock are reserved and available for issuance under the ESPP and 1.9 million shares have been issued as of December 31, 2024. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year. At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP at the first day of the offering period, which represents the grant date. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
General and administrative	$57,719	$61,939	$120,524	$132,123
Technology and data analytics	23,677	22,567	49,648	57,703
Sales and marketing	4,482	4,305	9,677	9,770
Processing and servicing	220	1,353	482	2,927
Total stock-based compensation in operating expenses	86,098	90,164	180,331	202,523
Capitalized into property, equipment and software, net	44,708	29,657	94,186	68,460
Total stock-based compensation	$130,806	$119,821	$274,517	$270,983

15.   Restructuring and other

In February 2023, we committed to a restructuring plan (the “February 2023 Plan”) that included reducing our workforce and vacating a portion of our San Francisco office. The February 2023 Plan was completed during fiscal 2024, and we do not expect future costs or payments related to the plan.
As of December 31, 2024, we had no outstanding liability related to previously accrued exit and disposal costs. For the three and six months ended December 31, 2023, exit and disposal costs were $0.1 million and $1.7 million, respectively.
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

For the three and six months ended December 31, 2024, we recorded income tax expense (benefit) of $2.5 million and $4.4 million, respectively, which was primarily attributable to various U.S state and foreign income taxes. For the three and six months ended December 31, 2023, we recorded income tax expense (benefit) of $(0.7) million and $0.3 million, respectively, which was primarily attributable to deferred taxes recognized by certain foreign subsidiaries, various U.S state and other foreign income taxes, and the tax amortization of certain intangibles.

As of December 31, 2024, we continue to recognize a full valuation allowance against our U.S. federal and state and certain foreign net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by us for the prior three fiscal years. The presence of a three-year cumulative loss limits the ability to consider other subjective evidence, such as our expectations of future taxable income and projections for growth.

17.   Net Income (Loss) per Share Attributable to Common Stockholders

The following table presents basic and diluted net income (loss) per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2024		2024
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) attributable to common stockholders - basic	$69,983	$10,377	$(17,227)	$(2,635)
Net income (loss) attributable to common stockholders - diluted	$70,672	$9,688	$(17,227)	$(2,635)
Denominator:
Weighted average shares of common stock - basic	280,666,562	41,615,772	277,776,478	42,481,967
Dilutive effect of stock equivalents:
Restricted stock units	11,983,390	—	—	—
Stock options, including early exercise of options	10,241,926	—	—	—
Value creation award vested shares	473,889	—	—	—
Common stock warrants	215,029	—	—	—
Weighted average shares of common stock - diluted	303,580,796	41,615,772	277,776,478	42,481,967
Net income (loss) per share:
Basic	$0.25	$0.25	$(0.06)	$(0.06)
Diluted	$0.23	$0.23	$(0.06)	$(0.06)

	Three Months Ended December 31,		Six Months Ended December 31,
	2023		2023
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders - basic	$(135,588)	$(31,314)	$(273,697)	$(64,988)
Net income (loss) attributable to common stockholders - diluted	$(135,588)	$(31,314)	$(273,697)	$(64,988)
Denominator:
Weighted average shares of common stock - basic	249,866,191	57,705,411	247,045,485	58,660,152
Weighted average shares of common stock - diluted	249,866,191	57,705,411	247,045,485	58,660,152
Net loss per share:
Basic	$(0.54)	$(0.54)	$(1.11)	$(1.11)
Diluted	$(0.54)	$(0.54)	$(1.11)	$(1.11)

The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
Common stock warrants	6,278,501	5,875,592	6,278,501	5,875,592
Restricted stock units	773,998	19,397,022	20,685,982	19,397,022
Stock options, including early exercise of options	906,767	17,173,007	14,260,228	17,173,007
Employee stock purchase plan shares	189,621	221,266	189,621	221,266
Value creation award	—	—	4,000,000	—
Total	8,148,887	42,666,887	45,414,332	42,666,887

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Total revenue, net	$866,381	$591,110	$275,271	47%	$1,564,861	$1,087,657	$477,204	44%
Total operating expenses	870,703	763,261	107,442	14%	1,701,805	1,469,255	232,550	16%
Operating loss	$(4,322)	$(172,151)	$167,829	(97)%	$(136,944)	$(381,598)	$244,654	(64)%
Other income, net	87,181	4,549	82,632	1816%	121,483	43,256	78,227	181%
Income (loss) before income taxes	$82,859	$(167,602)	$250,461	(149)%	$(15,461)	$(338,342)	$322,881	(95)%
Income tax expense (benefit)	2,499	(700)	3,199	(457)%	4,401	343	4,058	1183%
Net income (loss)	$80,360	$(166,902)	$247,262	(148)%	$(19,862)	$(338,685)	$318,823	(94)%
Our Financial Model

Our Revenue Model
We have three main loan product offerings: Pay-in-X, 0% annual percentage rate (“APR”) monthly installment loans and interest-bearing monthly installment loans. Pay-in-X consists of short-term payment plans with one to four 0% APR installments.
From merchants, we typically earn a fee when we help them convert a sale and facilitate a transaction. Merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering; we generally earn larger merchant fees on 0% APR financing products. For the three and six months ended December 31, 2024, Pay-in-X represented 15% and 14%, respectively, of total GMV facilitated through our platform while 0% APR installment loans represented 13% and 12%, respectively. For both the three and six months ended December 31, 2023, Pay-in-X represented 16%, respectively, of total GMV facilitated through our platform while 0% APR installment loans represented 11%.
From consumers, we earn interest income on the simple interest loans that we originate or purchase from our originating bank partners. Interest rates charged to our consumers vary depending on the transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. Because our consumers are never charged deferred or compounding interest, late fees, or penalties on the loans, we are not incentivized to profit from our consumers’ hardships. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from one of our originating bank partners or our direct origination of a loan. For the three and six months ended December 31, 2024, interest bearing loans represented 72% and 74%, respectively, of total GMV facilitated through our platform. For the three and six months ended December 31, 2023, interest bearing loans represented 73% and 73%, respectively, of total GMV facilitated through our platform
In order to accelerate our ubiquity, we facilitate the issuance of virtual cards directly to consumers through our app, allowing them to shop with merchants that may not yet be fully integrated with Affirm. Similarly, we also facilitate the issuance of the Affirm Card, a card that can be used physically or virtually and which allows consumers to link a bank account to pay in full, or pay later by accessing credit through the Affirm App. When these cards are used over established card networks, we earn a portion of the interchange fee from the transaction.
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

We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada, U.K, and across several states in the U.S. through our consolidated subsidiaries. For the three and six months ended December 31, 2024, we directly originated approximately $1.7 billion, or 17%, and $3.0 billion, or 17%, respectively, of loans compared to approximately $1.3 billion, or 17%, and $2.2 billion, or 17%, for the same period in 2023.
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
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. As of December 31, 2024 and June 30, 2024, our equity capital as a percentage of our total platform portfolio has remained relatively unchanged at 5%. The mix of on-balance sheet and off-balance sheet funding is a function of how we choose to allocate loan volume, which is determined by the economic arrangements and supply of capital available to us, both of which may also impact our results in any given period.
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
Macroeconomic Environment
We regularly monitor the direct and indirect impacts of the current macroeconomic conditions on our business, financial condition, and results of operations. Starting in fiscal 2023, the macroeconomic environment began to present a number of challenges to our business. In response to continued inflationary pressure, the U.S. Federal Reserve rapidly raised the federal funds interest rate from March 2022 through July 2023. Despite the Federal Reserve’s decision to begin to decrease the federal funds interest rate in September 2024, uncertainty remains as to whether and to what extent the federal funds interest rate will remain at current levels, increase or decrease in future periods. Simultaneously, economic uncertainty and the prospect of economic recession has impacted consumer spending. These challenges have affected, and may continue to affect, our business and results of operations in the following ways:
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

•Increased borrowing costs: The Federal Reserve began decreasing the federal funds interest rate in late 2024, leading to a decline in our average funding costs. Despite this, the overall interest rate environment remains elevated compared to historical levels and, as a result, we may continue to experience higher transaction costs.

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

These loan modification programs also impact our delinquency rates, and such impact can vary over time. As disclosed in Note 4. Loans Held for Investment and Allowance for Credit Losses in the notes to the interim condensed consolidated financial statements, in fiscal 2024, we expanded the eligibility of our loan modification programs, which resulted in a modest benefit to delinquency rates for loans held for investment during that period. The volume of loan modifications during the fiscal quarter ended December 31, 2024 decreased compared to the same periods in 2023. Loans modified during the three and twelve months ended December 31, 2024, represent 0.15% and 0.29%, respectively, of the outstanding principal balance of loans held on our balance sheet. Our reported delinquency and charge off rates include loans which have become past due or have charged off subsequent to modification. An unknown percentage of loans which have been modified and are current as of December 31, 2024 may become delinquent or charge off in the future. We continue to evaluate the effectiveness of these programs and may modify, expand, or contract their usage, which may affect the timing of reported delinquencies and charge offs in future periods.

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

	Three Months Ended December 31,			Six Months Ended December 31,
	2024	2023	% Change	2024	2023	% Change
	(in billions)
GMV	$10.1	$7.5	35%	$17.7	$13.1	35%
GMV
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the three and six months ended December 31, 2024, GMV was $10.1 billion and $17.7 billion, respectively, which represented an increase of approximately 35%, as compared to the same periods in 2023. Overall, the increase in GMV was driven by an increase in volume at our top five merchants and platform partners, as well as overall increases in our active merchant base, active consumers and average transactions per consumer. During the three and six months ended December 31, 2024, growth was diversified across categories and products attributable to an increase in the general merchandise and electronics categories, which showed a growth of 40% and 43%, respectively. Additionally, consumer demand across our travel and ticketing, equipment and auto, fashion and beauty, and other categories grew more than 20% year over year.
For the three and six months ended December 31, 2024, our top five merchants and platform partners represented approximately 51% and 49%, respectively, of total GMV, as compared to 48% and 46%, respectively, for the three and six months ended December 31, 2023. GMV attributable to Amazon during the three and six months ended December 31, 2024 represented 25% and 24%, respectively, of total GMV. GMV attributable to Amazon during both the three and six months ended December 31, 2023 represented 21% of total GMV.

	December 31, 2024	December 31, 2023	% Change
	(in thousands, except per consumer data)
Active consumers	20,968	17,610	19%
Transactions per active consumer	5.3	4.4	22%
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who completes at least one transaction on our platform during the 12 months prior to the measurement date.
As of December 31, 2024, we had approximately 21.0 million active consumers, which represented an increase of 19% compared to approximately 17.6 million active consumers as of December 31, 2023. The increase was primarily due to a high retention rate of existing consumers and the acquisition of new consumers through an expansion in active merchants and platform partnerships as well as continued adoption of the Affirm Card.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date.
As of December 31, 2024, we had approximately 5.3 transactions per active consumer, an increase of 22% compared to December 31, 2023. The increase was primarily due to platform growth, a higher frequency of repeat users driven by consumer engagement, and growth of Affirm Card active consumers. As of December 31, 2024, Affirm Card represented approximately 10% of the total number of transactions compared to approximately 4% as of December 31, 2023.

Results of Operations

The following tables set forth selected interim condensed consolidated statements of operations and comprehensive income (loss) data for each of the periods presented:

	Three Months Ended December 31,				Six Months Ended December 31,
	2024	2023	$	%	2024	2023	$	%
	(in thousands, except percentages)
Revenue
Merchant network revenue	$244,895	$188,357	$56,538	30%	$429,234	$334,307	$94,927	28%
Card network revenue	58,142	39,269	18,873	48%	105,622	72,745	32,877	45%
Total network revenue	303,037	227,626	75,411	33%	534,856	407,052	127,804	31%
Interest income (1)	409,367	288,346	121,021	42%	786,431	551,025	235,406	43%
Gain on sales of loans (1)	125,287	52,702	72,585	138%	188,900	86,987	101,913	117%
Servicing income	28,690	22,436	6,254	28%	54,674	42,593	12,081	28%
Total revenue, net	866,381	591,110	275,271	47%	1,564,861	1,087,657	477,204	44%
Operating expenses (2)
Loss on loan purchase commitment	70,278	53,630	16,648	31%	124,515	88,496	36,019	41%
Provision for credit losses	152,980	120,880	32,100	27%	312,804	220,576	92,228	42%
Funding costs	107,762	84,617	23,145	27%	211,907	158,548	53,359	34%
Processing and servicing	115,960	90,203	25,757	29%	211,106	165,874	45,232	27%
Technology and data analytics	148,213	119,833	28,380	24%	282,503	252,798	29,705	12%
Sales and marketing	136,038	161,265	(25,227)	(16)%	281,271	308,131	(26,860)	(9)%
General and administrative	139,412	132,777	6,635	5%	277,894	273,111	4,783	2%
Restructuring and other	60	56	4	7%	(195)	1,721	(1,916)	(111)%
Total operating expenses	870,703	763,261	107,442	14%	1,701,805	1,469,255	232,550	16%
Operating loss	$(4,322)	$(172,151)	$167,829	(97)%	$(136,944)	$(381,598)	$244,654	(64)%
Other income, net	87,181	4,549	82,632	1816%	121,483	43,256	78,227	181%
Income (loss) before income taxes	$82,859	$(167,602)	$250,461	(149)%	$(15,461)	$(338,342)	$322,881	(95)%
Income tax expense (benefit)	2,499	(700)	3,199	(457)%	4,401	343	4,058	1183%
Net income (loss)	$80,360	$(166,902)	$247,262	(148)%	$(19,862)	$(338,685)	$318,823	(94)%

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

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)
Balance at the beginning of the period	$100,203	$89,862	$98,527	$96,576
Additions from loans purchased or originated, net of refunds	100,764	78,676	178,953	131,096
Amortization of discount	(64,115)	(51,024)	(120,812)	(96,142)
Unamortized discount released on loans sold	(31,732)	(17,450)	(51,887)	(30,510)
Impact of foreign currency translation	(1,687)	836	(1,348)	(120)
Balance at the end of the period	$103,433	$100,900	$103,433	$100,900

(2) Amounts include stock-based compensation as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2024	2023	2024	2023
	(in thousands)
General and administrative	$57,719	$61,939	$120,524	$132,123
Technology and data analytics	23,677	22,567	49,648	57,703
Sales and marketing	4,482	4,305	9,677	9,770
Processing and servicing	220	1,353	482	2,927
Total stock-based compensation in operating expenses	86,098	90,164	180,331	202,523
Capitalized into property, equipment and software, net	44,708	29,657	94,186	68,460
Total stock-based compensation	$130,806	$119,821	$274,517	$270,983
Comparison of the Three and Six Months Ended December 31, 2024 and 2023

Merchant network revenue
Merchant network revenue is impacted by both GMV and the mix of loans originated on our platform as merchant fees vary based on loan characteristics. In particular, merchant network revenue as a percentage of GMV typically increases with longer-term, non interest-bearing loans with higher AOVs, and decreases with shorter-term, interest-bearing loans with lower AOVs.
Merchant network revenue increased by $56.5 million, or 30%, and $94.9 million, or 28%, for the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023. The increase is primarily attributed to an increase of $2.7 billion, or 35%, and $4.6 billion, or 35%, in GMV for the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023. The increase in GMV is a result of continued growth at our top five merchants and platform partners representing approximately 51% and 49% for the three and six months ended December 31, 2024, respectively, compared to 48% and 46% for the three and six months ended December 31, 2023, respectively. Our active merchant base and the number of active consumers also grew, reaching approximately 337 thousand and 21.0 million, respectively, as of December 31, 2024, up from approximately 279 thousand and 17.6 million, respectively, as of December 31, 2023.
With respect to the frequency and mix of transactions, the transactions per active consumer increased from 4.4 as of December 31, 2023 to 5.3 as of December 31, 2024. The increase in active consumers and transactions per active consumer is partially offset by a decrease in AOV. For the three and six months ended December 31, 2024, AOV was $267 and $270, respectively, down from $287 and $292 for the same period in 2023. The decrease in AOV is driven by the diversification of our merchant base, with accelerated growth in some of our largest interest bearing merchant programs, and our ongoing initiative to drive repeat usage of our platform beyond one-time high AOV purchases.
Card network revenue
Card network revenue increased by $18.9 million, or 48%, and $32.9 million, or 45%, for the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023. Card network revenue growth is correlated with the growth of GMV processed by our card-issuing partners. As such, the increase is primarily driven by $3.1 billion and $5.5 billion of GMV processed through our card-issuing partners, an increase of 43% and 41% for the three and six months ended December 31, 2024, respectively, as compared to the same periods in 2023. This was driven by increased card activity primarily through our single use virtual cards and Affirm Card, as well as growth in existing and new merchants utilizing our agreement with card-issuing partners as a means of integrating Affirm services, which grew from approximately 1,500 merchants as of December 31, 2023 to 19,900 merchants as of December 31, 2024. Card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
Interest income
Interest income increased by $121.0 million, or 42%, and $235.4 million, or 43%, for the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023. Generally, interest income is correlated with the changes in the average balance of loans held for investment, which increased by 34% to $6.6 billion and 32% to $6.3 billion for the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023. As a result, interest income from interest-bearing loans increased by $127.8 million, or 52%, and $238.7 million, or 50%, for the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023.
Gain on sales of loans
Gain on sales of loans increased by $72.6 million, or 138%, and $101.9 million, or 117%, for the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023. The increase is driven by factors including higher loan sale volume to third-party loan buyers and favorable transaction economics which are impacted by the composition of our loan portfolio sold and other market factors. We sold loans with an unpaid principal balance of $4.6 billion and $7.4 billion for the three and six months ended December 31, 2024, respectively, compared to $3.1 billion and $5.2 billion for the same period in 2023.
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
Servicing income increased by $6.3 million, or 28%, and $12.1 million, or 28%, for the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023. The increase is primarily due to an increase in net servicing fee revenue which is calculated as a percentage of the unpaid principal balance of off-balance sheet loans. The average unpaid principal balance of off-balance sheet loans increased from $4.9 billion and $4.7 billion during the three and six months ended December 31, 2023, respectively, to $6.3 billion and $6.0 billion, respectively, during the same period in 2024, an increase of 29% and 28%, respectively.
Loss on loan purchase commitment
We purchase certain loans from our originating bank partners that are processed through our platform and put back to us by our originating bank partners. Under the terms of the agreements with our originating bank partners, we are generally required to pay the principal amount plus accrued interest for such loans and fees. In certain instances, our originating bank partners may originate loans with zero or below market interest rates that we are required to purchase. In these instances, we may be required to purchase the loan for a price in excess of the fair market value of such loans, which results in a loss. These losses are recognized as loss on loan purchase commitment in our interim condensed consolidated statements of operations and comprehensive income (loss). These costs are incurred on a per loan basis.
Loss on loan purchase commitment increased by $16.6 million, or 31%, and $36.0 million, or 41%, for the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023, primarily due to an increase in total volume of loans purchased. During the three and six months ended December 31, 2024, we purchased $8.1 billion and $14.5 billion, respectively, of loans from our originating bank partners, compared to $5.9 billion and $10.5 billion, respectively, in the same period in 2023, representing an increase of 36% and 38%, respectively.
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
Provision for credit losses increased by $32.1 million, or 27%, and $92.2 million, or 42%, for the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023, primarily driven by growth in the volume of loans held for investment. Loans held for investment as of December 31, 2024 was $6.8 billion, an increase of $1.6 billion, or 30%, as compared to the same periods in 2023. The allowance for credit losses as a percentage of loans held for investment increased from 5.0% as of December 31, 2023 to 5.4% as of December 31, 2024. The increase in the allowance rate from December 31, 2023 is primarily driven by adjustments in our credit criteria in light of increasing interest income generated by our loans and changes in the loan mix.
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
Funding costs increased by $23.1 million, or 27%, and $53.4 million, or 34%, for the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023. The increase is primarily due to an increase of funding debt and notes issued by securitization trusts during the three and six months ended December 31, 2024. The average total of funding debt from warehouses and securitizations for the three and six months ended December 31, 2024 was $5.9 billion and $5.7 billion, respectively, compared to $4.4 billion and $4.2 billion, respectively, during the same period in 2023, an increase of $1.6 billion, or 36%, and $1.4 billion, or 34%, respectively. The increase was also attributable to a larger volume of on-balance sheet loans being retained during the period. The average on-balance sheet loan balance was $6.6 billion and $6.3 billion for the three and six months ended December 31, 2024, respectively, an increase of 34% and 32% compared to $4.9 billion and $4.7 billion during the same period in 2023, respectively.
Processing and servicing

Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense, salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead.
Processing and servicing expense increased by $25.8 million, or 29%, and $45.2 million, or 27%, for the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023. This increase is driven primarily by an increase in payment processing fees of $17.0 million, or 36%, and $32.4 million, or 37%, related to increased payment volume for the three and six months ended December 31, 2024, respectively. Additionally, during the three and six months ended December 31, 2024, our platform fees increased by $8.9 million, or 38%, and $14.9 million, or 39%, respectively, due to an increase in volume with a large enterprise partner.
Technology and data analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering, product, and credit and analytics employees, as well as the amortization of internally-developed software and technology intangible assets, and our infrastructure and hosting costs.
Technology and data analytics expense increased by $28.4 million, or 24%, and $29.7 million, or 12%, for the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023. The increase is primarily driven by amortization of internally-developed software which increased by $15.5 million, or 41%, and $29.0 million, or 42%, for the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023, as a result of an increase in the number of capitalized projects. Capitalized projects in service grew by 91% from approximately 640 projects as of December 31, 2023 to 1,230 projects as of December 31, 2024. Data infrastructure and hosting costs increased by $5.8 million, or 27%, and $6.8 million, or 15%, for the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023. The increase in data infrastructure and hosting costs was primarily driven by the number of consumer transactions increasing over the same time periods. During the three months ended December 31, 2024 the number of consumer transactions increased by 46% from continued growth at our merchants and platform partners. Stock-based compensation and payroll and personnel-related costs increased by $4.9 million, or 10%, for the three months ended December 31, 2024 but decreased by $8.1 million, or 7%, for the six months ended December 31, 2024 compared to the same periods in 2023, primarily due to an increase in headcount, offset by higher capitalized compensation costs related to internally-developed software.
Sales and marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, costs of marketing and promotional activities.

Sales and marketing expense decreased by $25.2 million, or 16%, and $26.9 million, or 9%, during the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023. The decrease was primarily driven by a $27.9 million, or 24%, and $16.6 million, or 8%, decrease in Amazon warrant expense during the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023, primarily due to a portion of the warrants becoming fully vested in the current period. Additionally, amortization expense related to the Amazon commercial agreement decreased by $5.2 million, or 50%, and $10.4 million, or 50%, during the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023, primarily due to an amendment made in our partnership agreement, which extended the period of benefit over which we amortize the commercial agreement asset. The decrease was partially offset by a $6.2 million, or 144%, and $7.7 million, or 99%, increase in merchant and consumer marketing spend programs during the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023, associated with our expanded brand-activation, holiday shopping, lifestyle, and travel marketing. Partner profit-sharing expense increased by $3.4 million, or 348%, and $2.8 million, or 93%, during the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023. Additionally, the amortization period related to one of our commercial agreements ended in the previous fiscal period, which resulted in a decrease in amortization expense of $2.1 million and $4.2 million during the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023.
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
General and administrative expense increased by $6.6 million, or 5%, and $4.8 million, or 2%, during the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023. The increase is primarily due to increases in professional services, related to consulting and legal fees, as well as, employee benefit expenses and software and subscriptions.
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
Other income, net, increased by $82.6 million, or 1,816%, and $78.2 million, or 181%, during the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023, primarily driven by a $62.8 million and $82.4 million gain recognized upon the repurchase of a portion of our 2026 Notes during the three and six months ended December 31, 2024, respectively. Additionally, impairment expense related to our non-marketable equity investments held at cost decreased by $14.1 million and $11.1 million during the three and six months ended December 31, 2024, respectively, compared to the same periods in 2023. The increase is partially offset by a decrease of $9.5 million in other non-operating income related to the wind-down of the Returnly business and our partnership with a third-party return provider during the six months ended December 31, 2023.

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
Our principal sources of liquidity are cash and cash equivalents, available for sale securities, available capacity from warehouse and revolving credit facilities, securitization trusts, forward flow loan sale arrangements, and certain cash flows from our operations. As of December 31, 2024, we had $1.9 billion in cash and cash equivalents and available for sale securities, $3.6 billion in available funding debt capacity, excluding our purchase commitments from third party loan buyers, and $330.0 million in borrowing capacity available under our revolving credit facility. We believe our principal sources of liquidity are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months.
The following table summarizes our cash, cash equivalents and investments in debt securities (in thousands):

	December 31, 2024	June 30, 2024
Cash and cash equivalents (1)	$1,200,381	$1,013,106
Investments in short-term debt securities (2)	414,291	865,766
Investments in long-term debt securities (2)	252,393	265,862
Cash, cash equivalent and investments in debt securities	$1,867,065	$2,144,734

(1)Cash and cash equivalents consist of checking, money market and savings accounts held at financial institutions and short-term highly liquid marketable securities, including money market funds, government bonds, and other corporate securities purchased with an original maturity of three months or less.
(2)Securities available for sale at fair value primarily consist of certificates of deposits, corporate bonds, municipal bonds, commercial paper, agency bonds, and government bonds. Short-term securities have maturities less than or equal to one year, and long-term securities range from greater than one year to less than five years.

Debt
Debt as of December 31, 2024 primarily includes funding debt, notes issued by securitization trust, convertible senior notes and our revolving credit facilities. A detailed description of each of our borrowing arrangements is included in Note 8. Debt in the notes to the interim condensed consolidated financial statements.

The following table summarizes the future maturities of our warehouse credit facilities and notes issued by securitizations trusts as of December 31, 2024:

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2025	$750,000	$340,153
2026	2,431,418	809,118
2027	1,150,000	253,669
2028	1,684,856	1,445,282
2029	2,372,575	2,409,177
Thereafter	1,291,287	921,110
Total	$9,680,136	$6,178,509
Warehouse Credit Facilities
Our warehouse credit facilities allow us to borrow up to an aggregate of $4.7 billion, mature between 2025 and 2028 and subject to covenant compliance, generally permit borrowings up to 4 -12 months prior to the final maturity date. As of December 31, 2024, we have drawn an aggregate of $1.7 billion on our warehouse credit facilities. As of December 31, 2024, we were in compliance with all applicable covenants in the agreements.
We use various credit facilities to finance the origination of loan receivables in Canada. Similar to our U.S. warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by Canadian loan receivables pledged to the respective facility as collateral, maturing between 2028 and 2030. As of December 31, 2024, the aggregate commitment amount of these facilities was $598.7 million on a revolving basis, of which $372.1 million was drawn.
As we continue to expand in new geographies, we intend to add the necessary funding capacity to support our growth objectives.
Sale and Repurchase Agreements
We entered into various sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. These repurchase agreements can have an initial term of either three months or a term equaling the contractual life of the securitization notes pledged. When applicable, we may enter into one or more repurchase date extensions, each for an additional three month term at market interest rates on such extension date. We had $48.8 million and $34.5 million in debt outstanding under our sale and repurchase agreements disclosed within funding debt in the interim condensed consolidated balance sheets as of December 31, 2024 and June 30, 2024, respectively.
Securitizations
We finance the origination and purchase of loans though our asset-backed securitization program using a combination of amortizing, revolving and variable funding structures. In connection with our program, we sponsor and establish trusts (deemed to be VIEs) which issue securities collateralized by the loans we sell to the trust. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. For these VIEs, the creditors have no recourse to the general credit of Affirm and the liabilities of the VIEs can only be settled by the respective VIEs’ assets. Additionally, the assets of the VIEs can be used only to settle obligations of the VIEs. Refer to Note 9.

Securitization and Variable Interest Entities in the notes to the interim condensed consolidated financial statements for further details.

Revolving Credit Facility
On December 16, 2024, we entered into an amendment to our revolving credit facility in order to permit the incurrence of indebtedness pursuant to the 2029 Senior Convertible Notes. Our revolving credit facility, has an aggregate commitment amount of $330.0 million, with a final maturity date of June 26, 2027. As of December 31, 2024, there are no borrowings outstanding under the facility. The facility contains certain covenants and restrictions, including certain financial maintenance covenants. As of December 31, 2024, we were in compliance with all applicable covenants in the agreements. Refer to Note 8. Debt in the notes to the interim condensed consolidated financial statements for further details on our revolving credit facility.
Convertible Senior Notes
Our convertible senior notes have an aggregate principal balance of $1.2 billion, and bear no interest, in the case of the 2026 Notes, and 0.75% per year, in the case of the 2029 Notes, which is payable semiannually. The 2026 Notes mature on November 15, 2026, and the 2029 Notes mature on December 15, 2029, in each case unless earlier converted, redeemed, or repurchased in accordance with their terms. Refer to Note 8. Debt in the notes to the interim condensed consolidated financial statements for further details.

Other Funding Sources
Forward Flow Loan Sale Arrangements
We have forward flow loan sale arrangements that facilitate the sale of whole loans across a diverse third-party investor base. Forward flow arrangements are generally fixed term in nature, with term lengths ranging between one to three years, during which we periodically sell loans to each counterparty based on the terms of our negotiated agreement.
Cash Flow Analysis

The following table provides a summary of cash flow data during the periods indicated:

	Six Months Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	508,884	173,223
Net cash used in investing activities	(664,067)	(640,761)
Net cash provided by financing activities	609,721	655,151

Cash Flows from Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
Net cash provided by operating activities was $508.9 million for the six months ended December 31, 2024. Net loss of $19.9 million was adjusted for the add back of non-cash items and other adjustments increasing operating cash flows by $423.5 million, and changing operating assets net of operating liabilities resulting in a net increase in operating cash flows of $105.2 million. The non-cash item adjustments are primarily attributable to $312.8 million provision for credit losses, $194.0 million commercial agreement warrant expense, $180.3 million stock-based compensation expense, and $101.6 million depreciation and amortization expense, which were partially offset by $188.9 million gain on sale of loans, and $111.3 million amortization of premiums and discounts on loans. The net increase in cash from changes in operating assets and liabilities was primarily driven by a decrease in accounts receivable of $143.8 million, and an increase in accounts payable of $9.6 million, which were partially offset by net cash outflows from the origination or purchase and sale of loans held for sale of $— million and a decrease in accrued expenses and other liabilities of $20.3 million.

Net cash provided by operating activities was $173.2 million for the six months ended December 31, 2023. Net loss of $338.7 million was adjusted for the add back of net non-cash items and other adjustments increasing operating cash flows by $568.9 million, and changing operating assets net of operating liabilities resulting in a decrease in operating cash flows of $57.0 million. The non-cash item adjustments are primarily attributable to $220.6 million provision for credit losses, $210.6 million commercial agreement warrant expense, and $202.5 million stock-based compensation expense. The net decrease in cash from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $116.5 million, an increase in payables to third party loan owners of $37.0 million, and an increase in accounts payable of $31.2 million, which was partially offset by cash proceeds generated from the sale of loans held for sale of $2.3 billion which was offset by cash used for the purchase and origination of loans held for sale of $2.2 billion.
Cash Flows from Investing Activities
Net cash used in investing activities was $664.1 million for the six months ended December 31, 2024, which consisted of outflows related to $15.1 billion of purchases and origination of loans held for investment, including originated and purchased loans of $3.0 billion and $12.1 billion, respectively, during the period, $184.9 million of purchases of securities available for sale, and $88.1 million of property, equipment and software additions. Inflows related to $8.7 billion of principal repayments of loans, $5.3 billion of proceeds from sale of loans held for investment, and $720.6 million of proceeds from maturities of securities available for sale.
Net cash used in investing activities was $640.8 million for the six months ended December 31, 2023, which consisted of outflows related to $10.3 billion of purchases and origination of loans held for investment, including originated and purchased loans of $2.2 billion and $8.2 billion, respectively, during the period, $193.3 million of purchases of securities available for sale, and $74.6 million of property, equipment and software additions. Inflows related to $6.5 billion of principal repayments of loans, $3.0 billion of proceeds from sale of loans held for investment, and $482.0 million of proceeds from maturities of securities available for sale.
Cash Flows from Financing Activities
Net cash provided by financing activities was $609.7 million for the six months ended December 31, 2024, and primarily consisted of net cash inflows of $750.0 million from the new issuance and repayment of notes and residual trust certificates issued by securitization trusts, $920.0 million from proceeds, net of debt issuance costs, related to the issuance of the 2029 Notes, and $321.7 million related to borrowing and repayment of funding debt. This was partially offset by net cash outflows of $1,012.9 million related to the extinguishment and repurchase of a portion of our 2026 Notes, $250.0 million related to repurchase of common stock shares in connection with the issuance of the 2029 Notes, and net cash outflows of $158.5 million related to taxes paid on vested RSUs.
Net cash provided by financing activities was $655.2 million for the six months ended December 31, 2023, and primarily consisted of net cash inflows of $573.5 million from the new issuance and repayment of notes and residual trust certificates issued by securitization trusts, and $132.1 million related to borrowing and repayment of funding debt. This was partially offset by net cash outflows of $75.7 million related to taxes paid on vested RSUs.
Contractual Obligations

There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and six months ended December 31, 2024 from the commitments and contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial

Condition and Results of Operations — Contractual Obligations,” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which was filed with the SEC on August 28, 2024.
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

As of December 31, 2024, the aggregate outstanding balance of loans held by third-party investors and off-balance sheet securitizations was $6.9 billion.
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP and requires us to make certain estimates and judgments that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because certain of these accounting policies require significant judgment, our actual results may differ materially from our estimates. To the extent that there are differences between our estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations, and cash flows may be affected. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during the three and six months ended December 31, 2024.
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
Interest Rate Risk
Our securities available for sale at fair value as of December 31, 2024 included $666.7 million of marketable debt securities with maturities greater than three months. An increase in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative, liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be significant.
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
We rely on a variety of funding sources with varying degrees of interest rate sensitivities. Certain of our funding arrangements bear a variable interest rate, including borrowings from our warehouse facilities and our securitization variable funding note. Given the fixed interest rates charged on the loans that we purchase from our originating bank partners or originate ourselves, a rising variable interest rate would reduce our interest margin earned in these funding arrangements. Additionally, certain of our loan sale agreements are repriced on a recurring basis using a mechanism tied to interest rates as well as loan performance. Increases in interest rates could reduce our loan sale economics. We also rely on securitization transactions, which issue asset-backed securities typically bearing a fixed coupon. For future securitization issuances, higher interest rates could have several outcomes. For consolidated securitizations, higher interest rates may result in higher coupons paid and therefore higher funding costs. For transactions that are not consolidated, higher interest rates may impact overall deal economics which are a function of numerous transaction terms.
We maintain an interest rate risk management program which measures and manages the potential volatility of earnings that may arise from changes in interest rates. We use interest rate derivatives to mitigate the effects of changes in interest rates on our variable rate debt which eliminates some, but not all, of the interest rate risk. Some of these contracts are designated as cash flow hedges for accounting purposes. For those contracts designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in other comprehensive income (loss) and is reclassified into funding costs in the same period the hedged transaction affects earnings. Factoring in the interest rate risk management program and the repricing of investment securities, as of December 31, 2024, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $60.0 million adverse impact on our cash flows associated with our market risk sensitive instruments over the next 12 months. This measure projects the changes in cash flows associated with all assets and liabilities, including derivatives, based on contractual market rate-based repricing conditions over a twelve-month time horizon. It considers forecasted business growth and anticipated future funding mix.

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

As of December 31, 2024 and June 30, 2024, we were exposed to credit risk on $6.8 billion and $5.7 billion, respectively, of loans held on our interim condensed consolidated balance sheet. Loan receivables are diversified geographically. As of both December 31, 2024 and June 30, 2024, approximately 11% of loan receivables related to customers residing in the state of California, and approximately 10% of loan receivables related to customers residing in the state of Texas as of December 31, 2024 and did not exceed 10% as of June 30, 2024. No other states or provinces exceeded 10%. In addition, we have credit risk exposure in relation to certain off-balance sheet loans sold to third parties where we have entered into risk sharing arrangements and through our retained interests in unconsolidated securitization trusts. As of December 31, 2024 and June 30, 2024, we have sold $6.8 billion and $4.2 billion, respectively, unpaid principal balance of loans which are subject to risk sharing arrangements, of which our maximum exposure to losses was $85.1 million and $81.2 million, respectively. This amount includes our maximum potential loss with respect to risk sharing liabilities of $40.1 million and the fair value of risk sharing assets of $45.0 million, as of December 31, 2024. The fair value of notes receivable and residual trust certificate retained interests in unconsolidated securitization trusts was $69.1 million and $32.4 million as of December 31, 2024 and December 31, 2023, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our 0% convertible senior notes due 2026 (the “2026 Notes”) and our 0.75% convertible senior notes due 2029 (the “2029 Notes”), depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.

We may not have the ability to raise the funds necessary to settle conversions of the 2026 Notes and/or the 2029 Notes, to repay the 2026 Notes and/or the 2029 Notes at maturity or to repurchase the 2026 Notes and/or the 2029 Notes upon a fundamental change, and our future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the 2026 Notes and/or the 2029 Notes.

Holders will have the right to require us to repurchase their 2026 Notes or 2029 Notes, as applicable, upon the occurrence of a fundamental change at a fundamental change repurchase price equal to 100% of the principal amount of the 2026 Notes or the 2029 Notes, as applicable, to be repurchased, plus accrued and unpaid special interest in the case of the 2026 Notes, or accrued and unpaid interest in the case of the 2029 Notes, in each case, if any. In addition, upon conversion of the 2026 Notes or the 2029 Notes, as applicable, we will be required to make cash payments for each $1,000 in principal amount of 2026 Notes or 2029 Notes, as applicable, converted of at least the lesser of $1,000 and the sum of the daily conversion values as described in the indenture governing the 2026 Notes or the indenture governing the 2029 Notes, as applicable. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of notes surrendered therefore or pay cash with respect to the 2026 Notes or the 2029 Notes, as applicable, being converted. In addition, our ability to repurchase the 2026 Notes or the 2029 Notes, as applicable, or to pay cash upon conversions of the 2026 Notes or the 2029 Notes, as applicable, may be limited by law, by regulatory authority or by agreements governing our future indebtedness. Our failure to repurchase 2026 Notes or the 2029 Notes, as applicable, at a time when the repurchase is required or to pay any cash payable on future conversions of the 2026 Notes or the 2029 Notes, as applicable, would constitute a default under the indenture governing the 2026 Notes or the indenture governing the 2029 Notes, as applicable. A default under the indenture governing the 2026 Notes or the indenture governing the 2029 Notes, as applicable, or the fundamental change itself could also lead to a default under agreements governing our future indebtedness. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the 2026 Notes or the 2029 Notes, as applicable, or make cash payments upon conversions thereof.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table presents information with respect to the Company’s repurchases of shares of Class A common stock during the quarter ended December 31, 2024.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 - 31	—	$—	—	—
November 1 - 30	—	$—	—	—
December 1 - 31	3,526,590	$70.89	—	—
Total	3,526,590	$70.89	—	—

(1)In December 2024, we repurchased shares of Class A common stock in privately negotiated transactions in connection with the offering of the 2029 Notes.

Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)     Entry into a Material Definitive Agreement
On February 5, 2025, the Company issued to Amazon.com Services LLC (“Amazon Services”) a replacement warrant to purchase up to an aggregate of 4,839,130 shares (the “Unexercised Warrant Shares”) of Class A common stock, $0.00001 par value per share (“Class A common stock”), of the Company at an exercise price of $0.01 per share (the “Replacement First Warrant”). The Replacement First Warrant replaces and succeeds the unexercised portion of that certain warrant (the “First Warrant”) to purchase up to an aggregate of 7,000,000 shares of Class A common stock at an exercise price of $0.01 per share, which was issued on November 10, 2021, pursuant to a Transaction Agreement between the Company and Amazon Services. As to the Unexercised Warrant Shares, the terms of the Replacement First Warrant are substantially the same as the terms of the First Warrant, which terms were described in a Form 8-K filed by the Company on November 10, 2021, except that the Replacement First Warrant extends the expiration date from May 9, 2025 to May 9, 2029 for 3,500,000 Unexercised Warrant Shares, with the expiration date as to the remaining 1,339,130 Unexercised Warrant Shares continuing to be May 9, 2025.

The foregoing includes only a brief description of the material terms of the Replacement First Warrant and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such description is qualified in its entirety by reference to the full text of the Replacement First Warrant, which is attached as Exhibit 4.3 to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Unregistered Sales of Equity Securities

The information provided under “Entry into a Material Definitive Agreement” above with respect to the issuance of the Replacement First Warrant is incorporated by reference herein.

(c)     Rule 10b5-1 Trading Plans

During the three months ended December 31, 2024, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as follows:

On December 6, 2024, Katherine Adkins, our Chief Legal Officer and Chief Compliance Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of the Company's Class A common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Ms. Adkins’ Rule 10b5-1 Trading Plan provides for the exercise of up to 161,065 employee stock options and the sale of the underlying shares of our Class A common stock pursuant to one or more limit orders from March 7, 2025 until August 29, 2025, or earlier if all transactions under the trading arrangement are completed.

On December 6, 2024, Rob O’Hare, our Chief Financial Officer, adopted a Rule 10b5-1 Trading Plan. Mr. O’Hare’s Rule 10b5-1 Trading Plan provides for the exercise of up to 109,296 employee stock options and the sale of the underlying shares of our Class A common stock pursuant to one or more limit orders, plus a portion of any additional shares of our Class A common stock to be received upon the vesting of RSUs to occur on various dates within the duration of the trading arrangement, from March 7, 2025 until September 30, 2025, or earlier if all transactions under the trading arrangement are completed.

On December 8, 2024, Libor Michalek, our President, adopted a Rule 10b5-1 Trading Plan. Mr. Michalek’s Rule 10b5-1 Trading Plan provides for the exercise of up to 200,000 employee stock options and the sale of the underlying shares of our Class A common stock pursuant to one or more limit orders from March 9,
2025 until March 31, 2026, or earlier if all transactions under the trading arrangement are completed.

On December 8, 2024, Siphelele Jiyane, our Chief Accounting Officer, adopted a Rule 10b5-1 Trading Plan. Ms. Jiyane’s Rule 10b5-1 Trading Plan provides for the sale of up to 126,006 shares of our Class A common stock, including the sale of underlying shares upon the exercise of employee stock options, pursuant to one or more limit orders from March 9, 2025 until August 29, 2025, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended December 31, 2024.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Indenture, dated December 20, 2024, between the Company and Wilmington Trust, National Association, as trustee.	8-K	001-39888	4.1	December 20, 2024
4.2	Form of 0.75% Convertible Senior Note due 2029 (included in Exhibit 4.1).	8-K	001-39888	4.1	December 20, 2024
4.3	Replacement Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of February 5, 2025*					X
10.1	Amendment No. 3 to Revolving Credit Agreement, dated December 16, 2024, between Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Barclays Bank PLC					X
10.2	Amendment 1 to Amended and Restated Customer Installment Program Agreement, dated October 10, 2024, by and between Shopify Inc. and Affirm, Inc.*					X
10.3	Amendment 2 to Amended and Restated Customer Installment Program Agreement, dated November 12, 2024, by and between Shopify Inc. and Affirm, Inc.*					X
10.4	Amendment 3 to Amended and Restated Customer Installment Program Agreement, dated December 18, 2024, by and between Shopify Inc. and Affirm, Inc.*					X
10.5	Fourth Amendment to Amended and Restated Installment Financing Services Agreement, dated as of October 25, 2024, by and between Affirm, Inc., Amazon.com Services LLC and Amazon Payments, Inc.*					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

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

AFFIRM HOLDINGS, INC.

Date: February 6, 2025	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Rob O’Hare
Rob O’Hare
Chief Financial Officer
(Principal Financial Officer)