Form 10-Q
period 2025-03-31
Affirm Holdings, Inc.
filed 2025-05-09
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025

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

As of May 2, 2025, the number of shares of the registrant’s Class A common stock outstanding was 281,825,613 and the number of shares of the registrant’s Class B common stock outstanding was 40,774,346.

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
•the impact of macroeconomic conditions on our business, including the impacts of inflation, an elevated interest rate environment and corresponding elevated negotiated interest rate spreads, ongoing recessionary concerns, uncertainty relating to the magnitude, duration and impact of tariffs on global trade, and the potential impact of macroeconomic conditions on the stability of the financial institutions with whom we do business; and
•the size and growth rates of the markets in which we compete.

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

Part I - Financial Information

Item 1. Financial Statements

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	March 31, 2025	June 30, 2024
Assets
Cash and cash equivalents	$1,351,148	$1,013,106
Restricted cash	384,811	282,293
Securities available for sale at fair value	780,170	1,131,628
Loans held for sale	1	36
Loans held for investment	6,630,446	5,670,056
Allowance for credit losses	(374,987)	(309,097)
Loans held for investment, net	6,255,459	5,360,959
Accounts receivable, net	220,279	353,028
Property, equipment and software, net	543,327	427,686
Goodwill	522,346	533,439
Intangible assets	12,416	13,502
Commercial agreement assets	65,178	104,602
Other assets	301,052	299,340
Total assets	$10,436,187	$9,519,619
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$41,057	$41,019
Payable to third-party loan owners	176,996	159,643
Accrued interest payable	23,944	24,327
Accrued expenses and other liabilities	173,629	147,429
Convertible senior notes, net	1,152,019	1,341,430
Notes issued by securitization trusts	4,084,934	3,236,873
Funding debt	1,908,693	1,836,909
Total liabilities	7,561,272	6,787,630
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 281,746,395 shares issued and outstanding as of March 31, 2025; 3,030,000,000 shares authorized, 267,305,456 shares issued and outstanding as of June 30, 2024	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 40,774,346 shares issued and outstanding as of March 31, 2025; 140,000,000 authorized, 43,747,575 shares issued and outstanding as of June 30, 2024	1	1
Additional paid in capital	6,045,479	5,862,555
Accumulated deficit	(3,126,062)	(3,109,004)
Accumulated other comprehensive loss	(44,504)	(21,565)
Total stockholders’ equity	2,874,916	2,731,989
Total liabilities and stockholders’ equity	$10,436,187	$9,519,619

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

	March 31, 2025	June 30, 2024
Assets of consolidated VIEs, included in total assets above
Restricted cash	$134,459	$145,829
Loans held for investment	6,426,888	5,461,660
Allowance for credit losses	(327,258)	(242,991)
Loans held for investment, net	6,099,629	5,218,669
Accounts receivable, net	2,988	2,961
Other assets	3,808	10,676
Total assets of consolidated VIEs	$6,240,884	$5,378,135
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$2,700	$2,830
Accrued interest payable	21,847	24,220
Accrued expenses and other liabilities	4,300	11,115
Notes issued by securitization trusts	4,084,934	3,236,873
Funding debt	1,864,496	1,794,984
Total liabilities of consolidated VIEs	5,978,278	5,070,022
Total net assets of consolidated VIEs	$262,606	$308,113

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Revenue
Merchant network revenue	$213,973	$159,292	$643,207	$493,599
Card network revenue	58,572	35,676	164,194	108,421
Total network revenue	272,545	194,968	807,401	602,020
Interest income	402,701	315,712	1,189,132	866,737
Gain on sales of loans	75,838	40,183	264,739	127,170
Servicing income	32,050	25,294	86,723	67,887
Total revenue, net	$783,135	$576,157	$2,347,995	$1,663,814
Operating expenses
Loss on loan purchase commitment	$57,290	$44,143	$181,805	$132,639
Provision for credit losses	147,252	122,443	460,056	343,019
Funding costs	107,631	90,449	319,539	248,997
Processing and servicing	118,398	88,209	329,504	254,083
Technology and data analytics	152,620	124,828	435,123	377,626
Sales and marketing	74,022	132,950	355,293	441,081
General and administrative	134,303	128,721	412,196	401,832
Restructuring and other	12	5,203	(184)	6,924
Total operating expenses	$791,527	$736,946	$2,493,332	$2,206,201
Operating loss	$(8,393)	$(160,789)	$(145,337)	$(542,387)
Other income, net	13,738	27,743	135,221	70,999
Income (loss) before income taxes	$5,345	$(133,046)	$(10,116)	$(471,388)
Income tax expense	2,541	890	6,942	1,233
Net income (loss)	$2,804	$(133,936)	$(17,058)	$(472,621)
Other comprehensive income (loss)
Foreign currency translation adjustments	$3,550	$(10,879)	$(23,573)	$(8,953)
Unrealized gain (loss) on securities available for sale, net	778	(30)	3,494	6,176
Gain (loss) on cash flow hedges	(1,279)	750	(2,860)	899
Net other comprehensive income (loss)	$3,049	$(10,159)	$(22,939)	$(1,878)
Comprehensive income (loss)	$5,853	$(144,095)	$(39,998)	$(474,499)
Per share data:
Net income (loss) per share attributable to common stockholders for Class A and Class B
Basic	$0.01	$(0.43)	$(0.05)	$(1.53)
Diluted	$0.01	$(0.43)	$(0.05)	$(1.53)
Weighted average common shares outstanding
Basic	324,053,967	312,626,728	321,505,149	307,995,889
Diluted	344,224,332	312,626,728	321,505,149	307,995,889

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of June 30, 2024	311,053,031	$3	$5,862,555	$(3,109,004)	$(21,565)	$2,731,989
Issuance of common stock upon exercise of stock options	432,277	—	3,596	—	—	3,596
Vesting of restricted stock units	2,492,095	—	—	—	—	—
Vesting of warrants for common stock	—	—	107,263	—	—	107,263
Stock-based compensation	—	—	143,711	—	—	143,711
Tax withholding on stock-based compensation	—	—	(63,208)	—	—	(63,208)
Foreign currency translation adjustments	—	—	—	—	8,346	8,346
Unrealized gain on securities available for sale	—	—	—	—	5,589	5,589
Loss on cash flow hedges	—	—	—	—	(1,492)	(1,492)
Net loss	—	—	—	(100,222)	—	(100,222)
Balance as of September 30, 2024	313,977,403	$3	$6,053,917	$(3,209,226)	$(9,122)	$2,835,572
Issuance of common stock upon exercise of stock options	2,762,075	—	30,700	—	—	30,700
Issuance of common stock, employee share purchase plan	204,650	—	5,092	—	—	5,092
Repurchases of common stock	(3,526,590)	—	(250,000)	—	—	(250,000)
Vesting of restricted stock units	2,317,736	—	—	—	—	—
Vesting of warrants for common stock	—	—	86,776	—	—	86,776
Stock-based compensation	—	—	130,806	—	—	130,806
Tax withholding on stock-based compensation	—	—	(95,335)	—	—	(95,335)
Foreign currency translation adjustments	—	—	—	—	(35,469)	(35,469)
Unrealized loss on securities available for sale	—	—	—	—	(2,873)	(2,873)
Loss on cash flow hedges	—	—	—	—	(89)	(89)
Net income	—	—	—	80,360	—	80,360
Balance as of December 31, 2024	315,735,274	$3	$5,961,956	$(3,128,866)	$(47,553)	$2,785,540
Issuance of common stock upon exercise of stock options	1,037,308	—	10,528	—	—	10,528
Issuance of common stock upon exercise of warrants	3,499,453	—	—	—	—	—
Vesting of restricted stock units	2,248,706	—	—	—	—	—
Vesting of warrants for common stock	—	—	36,062	—	—	36,062
Stock-based compensation	—	—	119,976	—	—	119,976
Tax withholding on stock-based compensation	—	—	(83,043)	—	—	(83,043)
Foreign currency translation adjustments	—	—	—	—	3,550	3,550
Unrealized gain on securities available for sale	—	—	—	—	778	778
Loss on cash flow hedges	—	—	—	—	(1,279)	(1,279)
Net income	—	—	—	2,804	—	2,804
Balance as of March 31, 2025	322,520,741	$3	$6,045,479	$(3,126,062)	$(44,504)	$2,874,916

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

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(17,058)	$(472,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for losses	460,056	343,019
Amortization of premiums and discounts on loans	(171,827)	(137,683)
Gain on sales of loans	(264,739)	(127,170)
Gain on extinguishment of debt	(82,418)	(5,359)
Changes in fair value of assets and liabilities	5,456	(3,645)
Amortization of commercial agreement assets	39,424	58,969
Amortization of debt issuance costs	23,298	18,888
Amortization of discount on securities available for sale	(34,182)	(32,280)
Commercial agreement warrant expense	230,102	306,588
Stock-based compensation	255,938	279,598
Depreciation and amortization	161,081	103,655
Other	9,980	22,174
Change in operating assets and liabilities:
Purchases and origination of loans held for sale	(3,051,742)	(3,136,368)
Proceeds from the sale of loans held for sale	3,051,803	3,163,048
Accounts receivable, net	123,897	(105,766)
Other assets	(17,992)	58,181
Accounts payable	39	6,622
Payable to third-party loan buyers	17,353	75,878
Accrued interest payable	(383)	9,613
Accrued expenses and other liabilities	(18,813)	(43,966)
Net cash provided by operating activities	719,272	381,375
Cash flows from investing activities
Purchases and origination of loans held for investment	(22,727,969)	(15,557,208)
Proceeds from the sale of loans held for investment	8,122,806	4,180,019
Principal repayments and other loan servicing activity	13,649,667	10,314,290
Additions to property, equipment and software	(141,069)	(121,040)
Purchases of securities available for sale	(553,595)	(461,242)
Proceeds from maturities and repayments of securities available for sale	984,387	891,875
Other investing cash inflows/(outflows)	37,224	(34,210)
Net cash used in investing activities	(628,550)	(787,516)
Cash flows from financing activities
Proceeds from the issuance of convertible notes	920,000	—
Proceeds from the issuance of funding debt	14,023,995	8,825,076
Payment of debt issuance costs	(42,759)	(19,188)
Principal repayments of funding debt	(13,932,542)	(8,964,832)
Extinguishment of convertible debt	(1,012,856)	(25,560)
Proceeds from issuance of notes and certificates by securitization trust	1,750,000	1,601,828
Principal repayments of notes issued by securitization trust	(900,000)	(528,279)
Proceeds from exercise of common stock options and warrants and contributions to ESPP	49,915	26,321
Repurchase of common stock	(250,000)	—
Payments of tax withholding for stock-based compensation	(241,586)	(148,186)
Net cash provided by financing activities	364,166	767,180
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(14,328)	(1,292)
Net increase in cash, cash equivalents and restricted cash	440,560	359,747
Cash, cash equivalents and restricted cash, beginning of period	1,295,399	1,259,944
Cash, cash equivalents and restricted cash, end of period	$1,735,959	$1,619,691

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2025	2024
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	1,351,148	1,272,760
Restricted cash	384,811	346,931
Total cash, cash equivalents and restricted cash	$1,735,959	$1,619,691

	Nine Months Ended March 31,
	2025	2024
Supplemental disclosures of cash flow information
Cash payments for interest expense	$302,791	$228,496
Cash paid for operating leases	12,501	11,947
Cash paid for income taxes	2,432	588
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	138,555	99,441
Right of use assets obtained in exchange for operating lease liabilities	7,418	—
Securities retained under unconsolidated securitization transactions	41,940	—

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

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), disclosure requirements for interim financial information, and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2024. The balance sheet as of June 30, 2024 has been derived from the audited financial statements at that date. Management believes these interim condensed consolidated financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. Within the interim condensed consolidated financial statements and tables presented in the accompanying notes, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Recent Accounting Pronouncements Not Yet Adopted

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update(“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The new guidance modifies the existing annual and interim segment reporting disclosures. The purpose of the update is to enable investors to better understand an entity’s overall performance and assess potential future cash flows, primarily through enhanced disclosure requirements on significant segment expenses. The ASU is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. We are in the process of evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

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

3.   Revenue

The following table presents our revenue disaggregated by revenue source (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Merchant network revenue	$213,973	$159,292	$643,207	$493,599
Card network revenue	58,572	35,676	164,194	108,421
Interest income	402,701	315,712	1,189,132	866,737
Gain on sales of loans	75,838	40,183	264,739	127,170
Servicing income	32,050	25,294	86,723	67,887
Total revenue, net	$783,135	$576,157	$2,347,995	$1,663,814

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

For the three and nine months ended March 31, 2025 and 2024, there were no merchants that individually exceeded 10% of total revenue.

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

Interest Income

Interest income consisted of the following components (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Contractual interest income on unpaid principal balance	$369,671	$273,581	$1,082,744	$747,955
Amortization of discount on loans	65,639	53,960	186,450	150,102
Amortization of premiums on loans	(5,108)	(4,256)	(14,623)	(12,419)
Interest receivable charged-off, net of recoveries	(27,501)	(7,573)	(65,439)	(18,901)
Total interest income	$402,701	$315,712	$1,189,132	$866,737

We accrue interest income using the effective interest method, which includes the amortization of any discounts or premiums on loan receivables created upon the purchase of a loan from our originating bank partners or upon the origination of a loan. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of March 31, 2025 and June 30, 2024, the balance of loans held for investment on non-accrual status was $5.1 million and $2.6 million, respectively.

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

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Unpaid principal balance	$6,656,169	$5,697,965
Accrued interest receivable	68,997	62,796
Premiums on loans held for investment	9,897	7,822
Less: Discount due to loss on loan purchase commitment	(77,000)	(63,682)
Less: Discount due to loss on directly originated loans	(27,612)	(34,829)
Less: Fair value adjustment on loans acquired through business combination	(5)	(16)
Total loans held for investment	$6,630,446	$5,670,056

Loans held for investment includes loans originated through our originating bank partners and directly originated loans. The majority of the loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $7.1 billion and $21.6 billion during the three and nine months ended March 31, 2025, respectively, and $5.1 billion and $15.6 billion during the three and nine months ended March 31, 2024, respectively. We directly originated $1.5 billion and $4.5 billion of loans during the three and nine months ended March 31, 2025, respectively, and $1.1 billion and $3.3 billion of loans during the three and nine months ended March 31, 2024, respectively.

Our portfolio consists of interest bearing and non-interest bearing consumer loans with original term lengths of up to sixty months originated in markets including the U.S., U.K., and Canada, with the majority of loans originated within the U.S. Given that our loan portfolio focuses on one product segment, unsecured consumer installment loans, we generally evaluate the entire portfolio as a single homogeneous loan portfolio to predict future losses, considering factors such as country of origin, loan product, origination channel, merchant and various borrower characteristics.

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

The following tables present an analysis of the credit quality, by ITACs score, of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination on loans held for investment and loans held for sale as of March 31, 2025 and June 30, 2024 (in thousands):

	March 31, 2025
	Amortized Costs Basis by Fiscal Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
96+	$3,953,857	$471,228	$61,195	$5,628	$111	$10	$4,492,029
94 – 96	1,609,232	144,301	2,469	483	7	5	1,756,497
90 – 94	221,523	21,598	485	276	3	1	243,886
<90	44,130	3,059	3	62	1	1	47,256
No score (1)	2,061	4,503	13,436	1,674	89	19	21,782
Total amortized cost basis	$5,830,803	$644,689	$77,588	$8,123	$211	$36	$6,561,450

	June 30, 2024
	Amortized Costs Basis by Fiscal Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
96+	$3,438,135	$183,210	$10,026	$186	$10	$5	$3,631,572
94 – 96	1,509,125	29,227	463	8	2	4	1,538,829
90 – 94	287,499	3,575	263	3	1	1	291,342
<90	45,009	46	309	2	1	—	45,367
No score (1)	20,680	66,680	12,391	217	94	124	100,186
Total amortized cost basis	$5,300,448	$282,738	$23,452	$416	$108	$134	$5,607,296

(1)This balance represents loan receivables without sufficient data available for use by the Affirm scoring methodology including new markets and certain developing products.

The following table presents net charge-offs by fiscal year of origination as of March 31, 2025 (in thousands):

	March 31, 2025
	Net Charge-offs by Fiscal Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
Current period charge-offs	(92,359)	(295,661)	(19,445)	(1,312)	(214)	(161)	(409,152)
Current period recoveries	2,089	15,593	9,901	4,011	833	268	32,695
Current period net charge-offs	(90,270)	(280,068)	(9,544)	2,699	619	107	(376,457)

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

	March 31, 2025	June 30, 2024
Non-delinquent loans	$6,234,157	$5,331,462
4 – 29 calendar days past due	153,587	134,434
30 – 59 calendar days past due	66,927	55,021
60 – 89 calendar days past due	57,469	47,764
90 – 119 calendar days past due(1)	49,310	38,615
Total amortized cost basis	$6,561,450	$5,607,296

(1)Includes $49.1 million and $38.6 million of loan receivables as of March 31, 2025 and June 30, 2024, respectively, that are 90 days or more past due, but are not on non-accrual status.

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

The following table details activity in the allowance for credit losses, including charge-offs, recoveries and provision for loan losses (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Balance at beginning of period	$363,831	$262,204	$309,097	$204,531
Provision for loan losses	142,001	117,271	445,313	325,914
Charge-offs	(144,792)	(99,181)	(409,152)	(261,657)
Recoveries of charged-off receivables	15,475	9,245	32,695	20,406
Other(1)	(1,528)	(451)	(2,966)	(106)
Balance at end of period	$374,987	$289,088	$374,987	$289,088

(1)Primarily represents foreign currency translation adjustments and the initial allowance for purchased credit-deteriorated (PCD) loans.

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

The following tables present the amortized cost basis of loans excluding accrued interest receivable that were modified for borrowers experiencing financial difficulty during the three and nine months ended March 31, 2025 and 2024, by type of modification (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024 (1)	2025	2024 (1)
Payment deferral	$5,749	$32,015	$13,110	$43,282
Loan re-amortization	116	1,075	250	1,630
Total	$5,865	$33,090	$13,360	$44,912
% of total loan receivables outstanding	0.09%	0.61%	0.20%	0.83%

(1)Amounts previously disclosed excluded modifications made to borrowers where the loan was less than 30 days delinquent at the time of modification.

With respect to borrowers who received payment deferrals during the three and nine months ended March 31, 2025 and 2024, the length of each deferral period was one month.

With respect to borrowers who received a loan re-amortization during the three and nine months ended March 31, 2025 and 2024, the payment amount was reduced by half and the term of the loan was extended between one month and twelve months.

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

The following tables present the delinquency status as of March 31, 2025 and 2024, by amortized cost basis excluding accrued interest receivable, of loan receivables that have been modified within the last 12 months where the borrower was experiencing financial difficulty at the time of modification (in thousands):

	March 31, 2025
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$7,761	$154	$7,915
4 – 29 calendar days past due	2,123	40	2,163
30 – 59 calendar days past due	1,398	20	1,418
60 – 89 calendar days past due	1,211	26	1,237
90 – 119 calendar days past due	1,224	20	1,244
Total amortized cost basis	$13,717	$260	$13,977

	March 31, 2024 (1)
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$28,880	$868	$29,748
4 – 29 calendar days past due	7,178	396	7,574
30 – 59 calendar days past due	3,235	179	3,414
60 – 89 calendar days past due	2,171	100	2,271
90 – 119 calendar days past due	2,014	91	2,105
Total amortized cost basis	$43,478	$1,634	$45,112

(1)Amounts previously disclosed excluded modifications made to borrowers where the loan was less than 30 days delinquent at the time of modification

With respect to modifications during the 12 months preceding March 31, 2025 and 2024, respectively, where the borrower was experiencing financial difficulty at the time of modification, the amortized cost basis of loans which have been charged off was $10.4 million and $7.8 million, respectively.

5.   Balance Sheet Components

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, affiliate network partners and servicing fees due from third-party loan owners. For each of these groups, we evaluate accounts receivable to determine management’s current estimate of expected credit losses based on historical experience and future expectations and record an allowance for credit losses. Our allowance for credit losses with respect to accounts receivable was $18.2 million and $14.9 million as of March 31, 2025 and June 30, 2024, respectively.

Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Internally developed software	$898,459	$630,129
Leasehold improvements	21,213	21,023
Computer equipment	10,979	9,827
Furniture and equipment	8,997	8,913
Total property, equipment and software, at cost	$939,648	$669,892
Less: Accumulated depreciation and amortization	(396,321)	(242,206)
Total property, equipment and software, net	$543,327	$427,686

Depreciation and amortization expense on property, equipment and software was $59.4 million and $159.8 million for the three and nine months ended March 31, 2025, respectively, and $43.2 million and $105.7 million for the three and nine months ended March 31, 2024, respectively.

No impairment losses related to property, equipment and software were recorded during the three and nine months ended March 31, 2025 and 2024.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the nine months ended March 31, 2025 were as follows (in thousands):

Balance as of June 30, 2024	$533,439
Adjustments (1)	(11,093)
Balance as of March 31, 2025	$522,346

(1)Adjustments to goodwill during the nine months ended March 31, 2025 pertained to foreign currency translation adjustments.

No impairment losses related to goodwill were recorded during the three and nine months ended March 31, 2025. There were no impairment losses during the three months ended March 31, 2024. During the nine months ended March 31, 2024, we recognized goodwill disposal losses of $1.0 million included in general and administrative expenses within the interim condensed consolidated statements of operations and comprehensive income (loss).

Intangible assets consisted of the following (in thousands):

	March 31, 2025
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,430	$(37,430)	$—	0.0
Developed technology	39,176	(39,087)	89	0.0
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks and domains, definite	1,406	(1,270)	136	0.5
Trademarks, licenses and domains, indefinite	11,841	—	11,841	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$102,693	$(90,277)	$12,416

	June 30, 2024
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,847	$(36,741)	$1,106	0.1
Developed technology	39,444	(39,311)	133	0.0
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks and domains, definite	1,450	(1,165)	285	1.0
Trademarks, licenses and domains, indefinite	11,628	—	11,628	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,209	$(89,707)	$13,502

Amortization expense for intangible assets was $0.1 million and $1.3 million for the three and nine months ended March 31, 2025, respectively, and $2.0 million and $19.0 million for the three and nine months ended

March 31, 2024, respectively. No impairment losses related to intangible assets were recorded during the three and nine months ended March 31, 2025 and 2024.

The expected future amortization expense of these intangible assets as of March 31, 2025 is as follows, by fiscal year (in thousands):

2025 (remaining three months)	$60
2026	150
2027	15
2028	—
2029 and thereafter	—
Total amortization expense	$225

Commercial Agreement Assets

In November 2021, we granted warrants in connection with our commercial agreements with certain subsidiaries of Amazon.com, Inc. (“Amazon”). The warrants were granted in exchange for certain performance provisions and the benefit of acquiring new users. We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested upon grant. The asset was valued based on the fair value of the warrants and represents the probable future economic benefit to be realized over the expected benefit period of four years. For the three and nine months ended March 31, 2025, we recognized amortization expense of $5.1 million and $15.6 million, respectively, and $6.9 million and $27.8 million for the three and nine months ended March 31, 2024, respectively, in our interim condensed consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense. Refer to Note 13. Stockholders’ Equity for further discussion of the warrants.

In July 2020, we recognized an asset in connection with a commercial agreement with Shopify Inc. (“Shopify”), in which we granted warrants in exchange for the opportunity to acquire new merchant partners. This asset represents the probable future economic benefit to be realized over the expected benefit period and is valued based on the fair value of the warrants on the grant date. We recognized an asset of $270.6 million associated with the fair value of the warrants, which were fully vested as of March 31, 2025. During fiscal year 2025, the expected benefit period was extended from six to nine years upon execution of a commercial agreement, which superseded and replaced the previous commercial agreement. The benefit period is reevaluated each reporting period. For the three and nine months ended March 31, 2025, we recorded amortization expense related to the commercial agreement asset of $5.8 million and $23.9 million respectively, and $8.9 million and $27.0 million for the three and nine months ended March 31, 2024, respectively, in our interim condensed consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense.

Other Assets

    Other assets consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Processing reserves	$75,717	$55,754
Prepaid expenses	46,082	28,799
Risk sharing asset	43,739	33,884
Equity securities, at cost	42,316	37,806
Prepaid payroll taxes for stock-based compensation	31,163	21,395
Operating lease right-of-use assets	21,428	21,863
Foreign deferred tax asset	15,333	21,206
Other receivables	11,639	18,263
Derivative instruments	3,808	17,207
Fixed term deposit	—	35,203
Other assets	9,827	7,960
Total other assets	$301,052	$299,340

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2025	June 30, 2024
Accrued expenses	$78,927	$59,613
Operating lease liability	35,640	39,493
Collateral held for derivative instruments	4,290	17,643
Other liabilities	54,772	30,680
Total accrued expenses and other liabilities	$173,629	$147,429

6. Leases

We lease facilities under operating leases with various expiration dates through 2032. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from nine months to one year. As of March 31, 2025, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to eight years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. We are required to post collateral for the letters of credit in the form of cash or eligible securities. As of March 31, 2025, the collateral totaled $5.7 million, which was in the form of securities that have been classified as securities available for sale at fair value in the interim condensed consolidated balance sheets. As of June 30, 2024, the collateral totaled $8.8 million, of which $2.0 million was in the form of cash that was classified as restricted cash, and $6.8 million was in the form of securities which was classified as securities available for sale at fair value on our consolidated balance sheets.

No impairment charge was incurred related to leases during the three and nine months ended March 31, 2025. No impairment charge was incurred related to leases during the three months ended March 31, 2024. During the nine months ended March 31, 2024, we subleased a portion of our leased office space in San Francisco, resulting in an impairment charge of $0.8 million, included in general and administrative expense on our interim condensed consolidated statements of operations and comprehensive income (loss).

Operating lease expense is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Operating lease expense (1)	$2,915	$2,894	$8,633	$8,826

(1)Lease expenses for our short-term leases were immaterial for the periods presented.

We have subleased a portion of our leased facilities. Sublease income totaled $0.9 million and $3.4 million during the three and nine months ended March 31, 2025, respectively, and $1.3 million and $3.3 million during the three and nine months ended March 31, 2024, respectively.

Lease term and discount rate information are summarized as follows:

March 31, 2025
Weighted average remaining lease term (in years)	4.2
Weighted average discount rate	5.6%

As of March 31, 2025, future minimum lease payments are as follows, by fiscal year (in thousands):

2025 (remaining three months)	$4,209
2026	16,553
2027	4,425
2028	3,563
2029	3,618
Thereafter	8,185
Total lease payments	40,553
Less imputed interest	(4,913)
Present value of total lease liabilities	$35,640

7.   Commitments and Contingencies

Loan Repurchase Obligations

Under the normal terms of our whole loan sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representations and warranties is identified. Generally, a breach in representations and warranties could occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. As of March 31, 2025, the aggregate outstanding balance of loans held by third-party investors or unconsolidated VIEs was $6.8 billion, of which we have recorded a repurchase liability of $8.3 million within accrued expenses and other liabilities in our interim condensed consolidated balance sheets.

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

We have determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described above, would not have a material adverse effect on our consolidated financial position, results of operations or cash flows. Amounts accrued as of March 31, 2025 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.

8.   Debt

Debt outstanding as of March 31, 2025 includes amounts classified on our interim condensed consolidated balance sheets as funding debt, notes issued by securitization trusts, and convertible senior notes. Secured debt includes borrowings from our warehouse facilities, variable funding notes, notes issued by securitization trusts and sale and repurchase agreements, unsecured debt includes outstanding convertible senior notes. Our unsecured revolving credit facility did not have any borrowings outstanding as of March 31, 2025.

The following table summarizes the components and terms of our secured and unsecured debt as of March 31, 2025 (in thousands):

	Borrowing Capacity	Interest Rate Spread (2)		Unused Commitment Fees	Maturity by Fiscal Year	Debt Outstanding		Debt Outstanding net of unamortized premiums and discount
		Min - Max	Weighted Average
Secured debt
Funding debt
US warehouse facilities	4,550,000	1.65% - 2.00%	1.66%	0.20% - 0.50%	2026 - 2032	1,467,383		1,453,698
International warehouse facilities (1)	588,110	1.25% - 1.75%	1.69%	0.30% - 0.45%	2028 - 2030	364,062		362,964
Variable funding notes	1,150,000	1.50%	—	0.30%	2032	51,131		47,813
Sales and repurchase agreements	—	5.82% - 8.89%	6.36%	—	2028 -2029	44,218		44,218
Notes issued by securitization trusts	4,100,000	4.62% - 11.32%	5.89%	—	2028 - 2033	4,100,000		4,084,934
	$10,388,110					$6,026,795	(3)	$5,993,628
Unsecured debt
Convertible senior notes:
2026 Notes	—	—%	—	—	2027	248,704		247,730
2029 Notes	—	0.75%	—	—	2030	920,000		904,289
Revolving credit facility (4)	330,000	0.75% - 1.75%	—	0.20%	2027	—		—
	$330,000					$1,168,704		$1,152,019
Total						$7,195,499		$7,145,646

(1)As of March 31, 2025, international facilities finance the origination of loan receivables in Canada and are denominated in CAD.
(2)Reference rates as of March 31, 2025 under our U.S. facilities bear interest at an annual benchmark rate of Secured Overnight Financing Rate (“SOFR”) or an alternative commercial paper rate plus an applicable spread. Reference rates as of March 31, 2025 under our international facilities bear interest at an annual benchmark rate of the Canadian Overnight Repo Rate Average (“CORRA”), Government of Canadian benchmark bond yields, or an alternative commercial paper rate plus an applicable spread. As debt arrangements are renewed, the reference rate and/or spread are subject to change.
(3)Certain loans are pledged as collateral for borrowings in our facilities, except for our sales and repurchase agreements which are collateralized by the retained securitization notes receivables. The carrying value of these pledged assets was $6.6 billion as of March 31, 2025.
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

Our funding debt agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of March 31, 2025, we were in compliance with all applicable covenants in the agreements.
Variable Funding Note

We entered into a syndicated revolving loan agreement through a securitization master trust which is utilized to fund the purchase and origination of loans. In connection with the loan agreement, the master trust issued a variable funding note (“VFN”), where borrowings will be secured by loan collateral sold to the master trust. Throughout the reinvestment period of the VFN, the master trust periodically issues asset-backed securitization notes, where securitization note proceeds affects the level of utilization of the VFN. Outstanding borrowings under the VFN are classified as funding debt within our interim condensed consolidated balance sheets.
Sale and Repurchase Agreements

We entered into certain sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. These repurchase agreements have a term equaling the contractual life of the securitization notes pledged. We record the debt outstanding under our sale and repurchase agreements within our funding debt in the interim condensed consolidated balance sheets.
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

Repurchase of a Portion of the 2026 Notes

On December 6, 2023, the Board of Directors authorized the repurchase of up to $800 million in aggregate principal amount of the 2026 Notes through open market purchases, privately negotiated purchases, purchase plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Rule 10b5-1”), or through a combination thereof, through December 31, 2024. On December 13, 2024, the Board of Directors replaced the December 2023 authorization with an authorization to repurchase up to $960 million in aggregate principal amount of the 2026 Notes through December 31, 2024. In connection with these authorizations, during the nine months ended March 31, 2025, we paid $1.0 billion in cash for the repurchase of $1.1 billion aggregate principal amount of our 2026 Notes. The carrying amount of the extinguished 2026 Notes was approximately $1.1 billion resulting in a $82.4 million gain on early extinguishment of debt for the nine months ended March 31, 2025 which is reported as a component of other income, net within our interim consolidated statements of operations and comprehensive income (loss). The repurchased 2026 Notes were received and canceled. We utilized a combination of cash on hand and the net proceeds from the issuance of the 2029 Notes for these repurchases. During both the three and nine months ended March 31, 2024, we paid $25.5 million in cash for the repurchase of $31.1 million aggregate principal amount of our 2026 Notes under the December 2023 authorization. The carrying amount of the extinguished 2026 Notes was approximately $30.9 million resulting in a $5.4 million gain on early extinguishment of debt, which is reported as a component of other income, net within our interim consolidated statements of operations and comprehensive income (loss).

On November 5, 2024, the Board of Directors authorized the repurchase of up to $500 million in aggregate principal amount of the 2026 Notes. Note repurchases under the November 2024 authorization may be made from time to time during the period commencing January 1, 2025 through December 31, 2025 through open market purchases, privately negotiated purchases, purchase plans under Rule 10b5-1, or through a combination thereof. Repurchases are subject to available liquidity, general market and economic conditions, alternate uses for the capital, and other factors, and there is no minimum principal amount of 2026 Notes that the Company is obligated to repurchase. In connection with this authorization, there were no repurchases of 2026 Notes during the three months ended March 31, 2025. As of March 31, 2025, $248.7 million in aggregate principal amount of the 2026 Notes remains outstanding.

The following table summarizes the interest expense recognized related to the convertible senior notes (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Amortization of debt issuance costs (1)
2026 Notes	$148	$857	$1,575	$2,602
2029 Notes	823	—	932	—
Total amortization of debt issuance costs	$970	$857	$2,507	$2,602
Coupon interest expense (1) (2)	1,706	—	1,933	—
Total interest expenses related to the convertible notes	$2,676	$857	$4,440	$2,602

(1)Included in our interim condensed consolidated statement of operations and comprehensive income (loss) within other income, net.
(2)The coupon interest expense is related to the 2029 Notes.

As of March 31, 2025, the remaining life of the 2026 Notes and 2029 Notes is approximately 20 months and 56 months, respectively.

Revolving Credit Facility

On December 16, 2024, we entered into an amendment to our Revolving Credit Agreement in order to permit the incurrence of indebtedness pursuant to the 2029 Senior Convertible Notes. The facility contains certain financial covenants which may result in an acceleration of the maturity if not maintained, and requires payment of a monthly unused commitment fee of 0.20% per annum on the undrawn balance available. As of March 31, 2025, we were in compliance with all applicable covenants in the agreements.

The aggregate future maturities of our funding debt, notes issued by securitization trusts and convertible notes consists of the following (in thousands):

Maturity Fiscal Year	March 31, 2025
2025	$—
2026	674,875
2027 (1)	331,468
2028	555,996
2029	2,403,923
Thereafter (1)	3,229,237
Total	$7,195,499
Deferred debt issuance costs	(49,853)
Total funding debt, net of deferred debt issuance costs	$7,145,646

(1)As of March 31, 2025, includes convertible senior notes due 2026 and 2029 with a carrying amounts of $248.7 million and $920.0 million, respectively.

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

We consolidate securitization VIEs when we are deemed to be the primary beneficiary. For these VIEs, it is determined that we have the power to direct the activities that most significantly affect the VIEs’ economic performance and the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIEs. Through our role as the servicer, we have the power to direct the activities that most significantly affect the VIEs’ economic performance. In evaluating whether we have a variable interest that could potentially be significant to the VIE, we consider our retained interests. We also earn a servicing fee which has a senior distribution priority in the payment waterfall. The servicing fees earned from these arrangements are considered variable interests when we also hold significant retained interests in the VIEs and they would absorb losses or receive benefits that are more than an insignificant amount of the VIEs' expected performance.

In evaluating whether we are the primary beneficiary, management considers both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIEs. We perform reassessments an ongoing basis to evaluate whether we are the primary beneficiary of the VIEs.

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

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs (in thousands):

	March 31, 2025
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$2,044,461	$1,831,884	$212,577
Securitizations (1)	4,196,423	4,146,394	50,029
Total consolidated VIEs	$6,240,884	$5,978,278	$262,606

	June 30, 2024
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$2,052,881	$1,823,794	$229,087
Securitizations	3,325,254	3,246,228	79,026
Total consolidated VIEs	$5,378,135	$5,070,022	$308,113

(1)As of March 31, 2025, liabilities include $47.8 million of VFN classified as funding debt and $4.1 billion of asset-backed notes classified as notes issued from securitization trusts.

Unconsolidated VIEs

Our transactions with unconsolidated VIEs include securitization trusts where we did not retain significant economic exposure through our variable interests and therefore we determined that we are not the primary beneficiary as of March 31, 2025.

The following information pertains to unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary (in thousands):

	March 31, 2025
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$952,709	$914,730	$37,979	$51,394
Total unconsolidated VIEs	$952,709	$914,730	$37,979	$51,394

	June 30, 2024
	Assets	Liabilities	Net Assets	Maximum Exposure to Losses
Securitizations	$967,256	$920,004	$47,252	$51,861
Total unconsolidated VIEs	$967,256	$920,004	$47,252	$51,861

Maximum exposure to losses represents our exposure through our continuing involvement as servicer and through our retained interests. For unconsolidated VIEs, this includes $50.9 million in retained notes and residual trust certificates disclosed within securities available for sale at fair value in our interim condensed consolidated balance sheets and $0.5 million related to our net servicing assets disclosed within our interim condensed consolidated balance sheets as of March 31, 2025.

Additionally, we may experience a loss due to future repurchase obligations resulting from breaches in representations and warranties in our securitization and third-party sale agreements. This amount was not material as of March 31, 2025.

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

Refer to Note 12. Fair Value of Financial Assets and Liabilities for additional information on the fair value sensitivity of the notes receivable and residual trust certificates. Additionally, as of March 31, 2025, we have pledged certain of our retained beneficial interests as collateral in a sale and repurchase agreement as described in Note 8. Debt.

10.   Investments

Marketable Securities

Marketable securities include certain investments classified as cash and cash equivalents and securities available for sale, at fair value, and consist of the following as of each date presented within the interim condensed consolidated balance sheets (in thousands):

	March 31, 2025	June 30, 2024
Cash and cash equivalents:
Money market funds	$69,419	$63,389
Commercial paper	61,883	57,964
Government bonds - US	19,889	3,492
Securities available for sale:
Certificates of deposit	8,746	34,473
Corporate bonds	242,800	242,660
Commercial paper	86,088	239,882
Agency bonds	13,444	15,159
Municipal bonds	5,180	3,953
Government bonds
Non-US	5,286	5,275
US (1)	367,769	538,556
Securitization notes receivable and certificates (2)	50,857	51,670
Total marketable securities:	$931,361	$1,256,473

(1)As of March 31, 2025 and June 30, 2024, these securities include $74.7 million and $54.1 million, respectively, pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements.
(2)These securities include $49.6 million and $46.7 million as of March 31, 2025 and June 30, 2024, respectively, pledged as collateral in connection with sale and repurchase agreements as discussed within Note 8. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of March 31, 2025 and June 30, 2024 were as follows (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$8,741	$5	$—	$—	$8,746
Corporate bonds	242,249	715	(164)	—	242,800
Commercial paper (1)	147,977	5	(11)	—	147,971
Agency bonds	13,447	5	(8)	—	13,444
Municipal bonds	5,162	18	—	—	5,180
Government bonds
Non-US	5,284	5	(3)	—	5,286
US (1) (2)	387,267	495	(104)	—	387,658
Securitization notes receivable and certificates (3)	51,348	545	(56)	(980)	50,857
Total securities available for sale	$861,475	$1,793	$(346)	$(980)	$861,942

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$34,468	$9	$(4)	$—	$34,473
Corporate bonds	243,639	95	(1,074)	—	242,660
Commercial paper (1)	298,005	7	(166)	—	297,846
Agency bonds	15,283	—	(124)	—	15,159
Municipal bonds	3,943	10	—	—	3,953
Government bonds
Non-US	5,310	—	(35)	—	5,275
US (1) (2)	543,421	33	(1,406)	—	542,048
Securitization notes receivable and certificates (3)	51,726	699	(91)	(664)	51,670
Total securities available for sale	$1,195,795	$853	$(2,900)	$(664)	$1,193,084

(1)As of March 31, 2025 and June 30, 2024, Commercial paper and US government bonds included $81.8 million and $61.5 million, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)As of March 31, 2025 and June 30, 2024, these securities include $74.7 million and $54.1 million, respectively, pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements.
(3)Approximately $49.6 million and $46.7 million as of March 31, 2025 and June 30, 2024, respectively, of these securities have been pledged as collateral in connection with sale and repurchase agreements discussed within Note 8. Debt.

As of March 31, 2025 and June 30, 2024, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of March 31, 2025 and June 30, 2024, are as follows (in thousands):

	March 31, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$59,459	$(74)	$34,095	$(90)	$93,554	$(164)
Commercial paper	92,109	(11)	—	—	92,109	(11)
Agency bonds	4,916	(8)	—	—	4,916	(8)
Government bonds
Non-US	3,127	(3)	—	—	3,127	(3)
US	126,929	(69)	31,157	(35)	158,086	(104)
Total securities available for sale (1)	$286,540	$(165)	$65,252	$(125)	$351,792	$(290)

	June 30, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$9,647	$(4)	$—	$—	$9,647	$(4)
Corporate bonds	119,353	(252)	57,846	(822)	177,199	(1,074)
Commercial paper	245,536	(166)			245,536	(166)
Agency bonds	10,417	(41)	4,743	(83)	15,160	(124)
Government bonds
Non-US	—	—	5,275	(35)	5,275	(35)
US	251,113	(185)	123,633	(1,221)	374,746	(1,406)
Total securities available for sale (1)	$636,066	$(648)	$191,497	$(2,161)	$827,563	$(2,809)

(1)The number of positions with unrealized losses for which an allowance for credit losses has not been recorded totaled 70 and 137 as of March 31, 2025 and June 30, 2024, respectively.

The length of time to contractual maturities of securities available for sale as of March 31, 2025 and June 30, 2024 were as follows (in thousands):

	March 31, 2025
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$8,741	$8,746	$—	$—	$8,741	$8,746
Corporate bonds	130,494	130,651	111,755	112,149	242,249	242,800
Commercial paper (1)	147,977	147,971	—	—	147,977	147,971
Agency bonds	13,447	13,444	—	—	13,447	13,444
Municipal bonds	3,908	3,917	1,254	1,263	5,162	5,180
Government bonds
Non-US	3,130	3,127	2,154	2,159	5,284	5,286
US (1)	310,906	311,075	76,361	76,583	387,267	387,658
Securitization notes receivable and certificates (2)	—	—	51,348	50,857	51,348	50,857
Total securities available for sale	$618,603	$618,931	$242,872	$243,011	$861,475	$861,942

	June 30, 2024
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$34,468	$34,473	$—	$—	$34,468	$34,473
Corporate bonds	118,547	118,039	125,092	124,621	243,639	242,660
Commercial paper (1)	298,005	297,846	—	—	298,005	297,846
Agency bonds	10,457	10,416	4,826	4,743	15,283	15,159
Municipal bonds	—	—	3,943	3,953	3,943	3,953
Government bonds
Non-US	2,150	2,150	3,160	3,125	5,310	5,275
US (1)	465,338	464,298	78,083	77,750	543,421	542,048
Securitization notes receivable and certificates (2)	—	—	51,726	51,670	51,726	51,670
Total securities available for sale	$928,965	$927,222	$266,830	$265,862	$1,195,795	$1,193,084

(1)As of March 31, 2025 and June 30, 2024, Commercial paper and US government bonds included $81.8 million and $61.5 million, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)Based on weighted average life of expected cash flows as of March 31, 2025 and June 30, 2024.

Gross proceeds from matured or redeemed securities were $283.9 million and $990.4 million for the three and nine months ended March 31, 2025, respectively, and $465.7 million and $1,191.7 million for the three and nine months ended March 31, 2024, respectively.

For available for sale securities, realized gains and losses were immaterial for the three and nine months ended March 31, 2025 and March 31, 2024.

Non-marketable Equity Securities

Equity investments without a readily determinable fair value held at cost were $42.3 million and $37.8 million as of March 31, 2025 and June 30, 2024, respectively, and are included in other assets within the interim condensed consolidated balance sheets.

We did not record any impairment during the three months ended March 31, 2025 and 2024. We recognized an impairment of $3.0 million for the nine months ended March 31, 2025 within other income, net in the interim consolidated statements of operations and comprehensive income (loss) in connection with one of our non-marketable equity security investments. The fair value of the investment was determined utilizing a methodology based on significant unobservable inputs, including management estimates and assumptions, and thus represent Level 3 measurements. During the nine months ended March 31, 2024, we recognized an impairment of $14.1 million within other income, net in the interim consolidated statements of operations in connection with one of our non-marketable equity security investments.

For the three and nine months ended March 31, 2025, we recognized an upward adjustment of $0.1 million and $2.6 million, respectively, within other income, net in the interim consolidated statement of operations and comprehensive income (loss). For the three and nine months ended March 31, 2024, there were no upward or downward adjustments due to observable changes in orderly transactions.

Fixed Term Deposits

Our fixed term deposits matured as of March 31, 2025. For the period ending June 30, 2024, fixed term deposits were $35.2 million. Fixed term deposits consisted of interest bearing deposits held at financial institutions with original maturities greater than three months but no more than twelve months. These deposits were carried at cost, which approximates fair value, and were included in other assets within the interim condensed consolidated balance sheets.

11.   Derivative Financial Instruments

The following table summarizes the total fair value, including interest accruals, and outstanding notional amounts of derivative instruments as of March 31, 2025 and June 30, 2024 (in thousands):

	March 31, 2025			June 30, 2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts - cash flow hedges	$—	$—	$—	$150,000	$4	$—
Derivatives not designated as hedges
Interest rate contracts	412,489	3,808	86	854,589	17,203	38
Total gross derivative assets/liabilities	$412,489	$3,808	$86	$1,004,589	$17,207	$38

The following table summarizes the impact of the cash flow hedges on Accumulated Other Comprehensive Income (“AOCI”) (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Balance at beginning of period	$(174)	$900	$1,407	$751
Changes in fair value	(1,205)	1,085	(2,478)	1,996
Amounts reclassified into earnings (1)	(74)	(335)	(382)	(1,097)
Balance at end of period (2)	$(1,453)	$1,650	$(1,453)	$1,650

(1)The amounts reclassified into earnings are presented in the interim consolidated statements of income within funding costs.
(2)As of March 31, 2025, we estimated that $0.1 million of net derivative losses included in AOCI are expected to be reclassified into earnings within the next 12 months.

The following table summarizes the impact of the derivative instruments on income and indicates where within the interim consolidated statements of operations and comprehensive income (loss) such impact is reported (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
The effects of cash flow hedging
Funding costs	$74	$335	$382	$1,097
The effects of derivatives not designated in hedging relationships
Other income, net	(2,154)	4,671	(3,403)	2,942

12.   Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and June 30, 2024 (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$69,419	$—	$—	$69,419
Commercial paper	—	61,883	—	61,883
Government bonds- US	—	19,889	—	19,889
Securities, available for sale:
Certificates of deposit	—	8,746	—	8,746
Corporate bonds	—	242,800	—	242,800
Commercial paper	—	86,088	—	86,088
Agency bonds	—	13,444	—	13,444
Municipal bonds	—	5,180	—	5,180
Government bonds:
Non-US	—	5,286	—	5,286
US	—	367,769	—	367,769
Securitization notes receivable and residual trust certificates	—	—	50,857	50,857
Servicing assets	—	—	595	595
Derivative instruments	—	3,808	—	3,808
Risk sharing asset	—	—	43,739	43,739
Total assets	$69,419	$814,893	$95,191	$979,503
Liabilities:
Servicing liabilities	$—	$—	$103	$103
Performance fee liability	—	—	1,770	1,770
Profit share liability	—	—	5,425	5,425
Risk sharing liability	—	—	413	413
Derivative instruments	—	86	—	86
Total liabilities	$—	$86	$7,711	$7,797

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$63,389	$—	$—	$63,389
Commercial paper	—	57,964	—	57,964
Government bonds- US	—	3,492	—	3,492
Securities, available for sale:
Certificates of deposit	—	34,473	—	34,473
Corporate bonds	—	242,660	—	242,660
Commercial paper	—	239,882	—	239,882
Agency bonds	—	15,159	—	15,159
Municipal bonds	—	3,953	—	3,953
Government bonds:
Non-US	—	5,275	—	5,275
US	—	538,556	—	538,556
Securitization notes receivable and residual trust certificates	—	—	51,670	51,670
Servicing assets	—	—	574	574
Derivative instruments	—	17,207	—	17,207
Risk sharing asset	—	—	33,884	33,884
Total assets	$63,389	$1,158,621	$86,128	$1,308,138
Liabilities:
Servicing liabilities	$—	$—	$743	$743
Performance fee liability	—	—	1,503	1,503
Profit share liability	—	—	1,974	1,974
Risk sharing liability	—	—	918	918
Derivative Instruments	—	38	—	38
Total liabilities	$—	$38	$5,138	$5,176

As of March 31, 2025 and June 30, 2024, there were no transfers between levels.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Marketable Securities

As of March 31, 2025, we held marketable securities classified as cash and cash equivalents and securities available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Derivative Instruments

As of March 31, 2025 and June 30, 2024, we used a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risks associated with variable interest rates. These derivative instruments are classified as Level 2 within the fair value hierarchy, and the fair value is estimated by using third-party pricing models, which contain certain assumptions based on readily observable market-based inputs. We validate the valuation output on a monthly basis. Refer to Note 11. Derivative Financial Instruments in the notes to the interim condensed consolidated financial statements for further details on our derivative instruments.

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

Servicing Assets and Liabilities

We sold loans with an unpaid principal balance of $3.6 billion and $11.0 billion for the three and nine months ended March 31, 2025, respectively, $2.1 billion and $7.3 billion for the three and nine months ended March 31, 2024, respectively, for which we retained servicing rights.

As of March 31, 2025 and June 30, 2024, we serviced loans which we sold with a remaining unpaid principal balance of $6.8 billion and $5.1 billion, respectively.

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

We earned $32.1 million and $86.7 million of servicing income for the three and nine months ended March 31, 2025, respectively, and $25.3 million and $67.9 million for the three and nine months ended March 31, 2024, respectively.

As of both March 31, 2025 and June 30, 2024, the aggregate fair value of the servicing assets was measured at $0.6 million and presented within other assets in the interim condensed consolidated balance sheets. As of March 31, 2025 and June 30, 2024, the aggregate fair value of the servicing liabilities was measured at $0.1 million and $0.7 million, respectively, and presented within accrued expenses and other liabilities in the interim condensed consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Fair value at beginning of period	$806	$365	$574	$880
Initial transfers of financial assets	—	—	230	—
Subsequent changes in fair value	(211)	(145)	(209)	(660)
Fair value at end of period	$595	$220	$595	$220

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Fair value at beginning of period	$237	$2,531	$743	$1,392
Initial transfers of financial liabilities	—	1,085	—	4,176
Subsequent changes in fair value	(134)	(1,124)	(640)	(3,076)
Fair value at end of period	$103	$2,492	$103	$2,492

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of March 31, 2025 and June 30, 2024:

		March 31, 2025
	Unobservable Input	Minimum	Maximum	Weighted Average (3)
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	2.00%	2.00%	2.00%
	Gross default rate (2)	11.83%	14.84%	12.86%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	2.00%	2.00%	2.00%
	Gross default rate (2)	3.34%	5.34%	4.28%

		June 30, 2024
	Unobservable Input	Minimum	Maximum	Weighted Average (3)
Servicing assets	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	2.00%	2.00%	2.00%
	Gross default rate (2)	9.89%	22.72%	10.84%
Servicing liabilities	Discount rate	30.00%	30.00%	30.00%
	Adequate compensation (1)	2.00%	2.00%	2.00%
	Gross default rate (2)	2.58%	4.12%	3.00%

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
(3)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	March 31, 2025	June 30, 2024
Servicing assets
Gross default rate assumption:
Gross default rate increase of 25%	$1	$1
Gross default rate increase of 50%	$1	$1
Adequate compensation assumption:
Adequate compensation increase of 10%	$(923)	$(980)
Adequate compensation increase of 20%	$(1,846)	$(1,961)
Discount rate assumption:
Discount rate increase of 25%	$(22)	$(23)
Discount rate increase of 50%	$(43)	$(44)
Servicing liabilities
Gross default rate assumption:
Gross default rate increase of 25%	$—	$(1)
Gross default rate increase of 50%	$—	$(1)
Adequate compensation assumption:
Adequate compensation increase of 10%	$4,358	$3,153
Adequate compensation increase of 20%	$8,715	$6,305
Discount rate assumption:
Discount rate increase of 25%	$(2)	$(19)
Discount rate increase of 50%	$(3)	$(37)

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

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Fair value at beginning of period	$1,773	$1,594	$1,503	$1,581
Purchases of loans	520	424	1,609	1,293
Settlements paid	(510)	(493)	(1,488)	(1,485)
Subsequent changes in fair value	(13)	(9)	146	127
Fair value at end of period	$1,770	$1,516	$1,770	$1,516

Significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability are the discount rate, refund rate, and default rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of March 31, 2025 and June 30, 2024:

	March 31, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	7.75%	10.00%	9.39%
Refund rate	1.50%	1.50%	1.50%
Default rate	0.92%	4.65%	3.04%

	June 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	8.50%	10.00%	9.81%
Refund rate	1.50%	1.50%	1.50%
Default rate	1.38%	4.65%	2.94%

(1)Unobservable inputs were weighted by remaining principal balances

Retained Beneficial Interests in Unconsolidated VIEs

As of March 31, 2025, we held notes receivable and residual trust certificates with an aggregate fair value of $50.9 million in connection with unconsolidated securitizations. The balances correspond to the 5% economic risk retention we are required to maintain as the securitization sponsor.

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

The following table summarizes the activity related to the fair value of the notes and residual trust certificates (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Fair value at beginning of period	$69,051	$32,411	$51,670	$18,913
Additions	—	—	41,940	22,187
Cash received (due to payments)	(19,982)	(9,697)	(46,401)	(19,052)
Change in unrealized gain (loss)	454	360	(84)	625
Accrued interest	1,072	622	4,048	1,233
Reversal of (impairment on) securities available for sale	262	120	(316)	(90)
Fair value at end of period	$50,857	$23,816	$50,857	$23,816

Significant unobservable inputs used for our Level 3 fair value measurement of the notes and residual trust certificates are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the notes receivable and residual trust certificates as of March 31, 2025 and June 30, 2024:

	March 31, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	2.26%	30.29%	6.89%
Loss rate	0.90%	8.60%	7.20%
Prepayment rate	18.25%	23.00%	22.52%

	June 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	5.73%	41.41%	8.93%
Loss rate	0.95%	6.98%	6.17%
Prepayment rate	12.40%	27.70%	23.33%

(1)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the notes receivable and residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

	March 31, 2025	June 30, 2024
Discount rate assumption:
Discount rate increase of 25%	$(482)	$(623)
Discount rate increase of 50%	$(948)	$(1,223)
Loss rate assumption:
Loss rate increase of 25%	$(2,238)	$(705)
Loss rate increase of 50%	$(2,846)	$(1,321)
Prepayment rate assumption:
Prepayment rate decrease of 25%	$75	$58
Prepayment rate decrease of 50%	$150	$116

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

The following table summarizes the activity related to the fair value of the profit share liability (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Fair value at beginning of period	$6,111	$1,544	$1,974	$1,832
Facilitation of loans	2,487	521	7,952	2,609
Actual performance	(4,270)	(2,634)	(10,569)	(2,128)
Subsequent changes in fair value	1,097	1,705	6,068	(1,177)
Fair value at end of period	$5,425	$1,136	$5,425	$1,136

Significant unobservable inputs used for our Level 3 fair value measurement of the profit share liability are the discount rate and estimated program profitability. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of March 31, 2025 and June 30, 2024:

	March 31, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	30.00%	30.00%	30.00%
Program profitability	1.09%	2.19%	1.94%

	June 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount rate	30.00%	30.00%	30.00%
Program profitability	0.32%	1.01%	0.96%

(1)Unobservable inputs were weighted by relative fair value

Risk Sharing Arrangements

In connection with certain capital funding arrangements with third party loan buyers, we have entered into risk sharing agreements where we may be required to make a payment to the loan buyer or are entitled to receive a payment from the loan buyer, depending on the actual versus expected loan performance as contractually agreed to with the counterparty, and subject to a cap based on a percentage of the principal balance of loans sold. Loan performance is evaluated at a cohort level based on the month loans were sold. As of March 31, 2025 and June 30, 2024, we have sold $7.8 billion and $4.2 billion, respectively, unpaid principal balance of loans under these risk sharing arrangements, of which our maximum exposure to losses is $94.3 million and $81.2 million, respectively. This amount includes our maximum potential loss with respect to risk sharing liabilities of $33.1 million and risk sharing assets of $61.2 million, as of March 31, 2025.

We account for these arrangements as derivatives measured at fair value with gains and losses recognized in gain on sales of loans in our interim condensed consolidated statements of operations and comprehensive income (loss). For each counterparty, we have recognized a net asset or net liability based on the estimated fair value of future payments we expect to receive from or make to the counterparty. As of March 31, 2025 and June 30, 2024, we held assets related to these arrangements of $43.7 million and $33.9 million, respectively, and liabilities of $0.4 million and $0.9 million, respectively.

As of March 31, 2025, we estimated the fair value of future settlements using a discounted cash flow model. Significant assumptions used in the valuation of our risk sharing assets and liabilities are as follows:

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

The following table summarizes the activity related to the fair value of the risk sharing assets (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Fair value at beginning of period	$44,969	$16,690	$33,884	$—
Initial transfers of financial assets	3,605	6,317	19,173	20,880
Cash settlements	(7,665)	—	(13,489)	—
Subsequent changes in fair value	2,830	2,019	4,171	4,146
Fair value at end of period	$43,739	$25,026	$43,739	$25,026

The following table summarizes the activity related to the fair value of the risk sharing liabilities (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Fair value at beginning of period	$1,498	$512	$918	$—
Cash settlements	(909)	—	(1,354)	—
Subsequent changes in fair value	(176)	95	849	607
Fair value at end of period	$413	$607	$413	$607

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the risk sharing arrangements as of March 31, 2025:

		March 31, 2025
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount rate	20.00%	20.00%	20.00%
	Loss rate	3.31%	4.81%	4.06%
	Prepayment rate	20.38%	24.98%	22.85%
Risk sharing liabilities	Discount rate	20.00%	20.00%	20.00%
	Loss rate	3.46%	5.14%	4.37%

		June 30, 2024
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount rate	20.00%	20.00%	20.00%
	Loss rate	3.00%	4.69%	3.66%
	Prepayment rate	23.36%	33.29%	28.48%
Risk sharing liabilities	Discount rate	20.00%	20.00%	20.00%
	Loss rate	3.25%	5.29%	4.28%

(1)Unobservable inputs were weighted by principal balance of loans sold under each cohort

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the risk sharing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	March 31, 2025	June 30, 2024
Risk sharing assets (1)
Prepayment rate assumption:
Prepayment rate increase of 25%	$1,463	$572
Prepayment rate increase of 50%	$2,837	$1,131
Loss rate assumption:
Loss rate increase of 25%	$(12,917)	$(7,315)
Loss rate increase of 50%	$(25,791)	$(14,528)
Discount rate assumption:
Discount rate increase of 25%	$(1,038)	$(1,211)
Discount rate increase of 50%	$(2,001)	$(2,323)
Risk sharing liabilities (1)
Loss rate assumption:
Loss rate increase of 25%	$21,671	$22,333
Loss rate increase of 50%	$30,243	$41,677
Discount rate assumption:
Discount rate increase of 25%	$(2)	$(19)
Discount rate increase of 50%	$(3)	$(37)

Financial Assets and Liabilities Not Recorded at Fair Value

The following table presents the fair value and our assessment of the classification of this measurement within the fair value hierarchy for financial assets and liabilities held at amortized cost as of March 31, 2025 and June 30, 2024 (in thousands):

	March 31, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale (1)	$1	$—	$1	$—	$1
Loans held for investment, net	6,255,459	—	—	6,682,131	6,682,131
Other assets (1)	7,269	—	7,269	—	7,269
Total assets	$6,262,729	$—	$7,270	$6,682,131	$6,689,401
Liabilities:
Convertible senior notes, net (2)	$1,152,019	$—	$1,044,657	$—	$1,044,657
Notes issued by securitization trusts	4,084,934	—	—	4,113,689	4,113,689
Funding debt (3)	1,926,795	—	—	1,926,979	1,926,979
Total liabilities	$7,163,748	$—	$1,044,657	$6,040,669	$7,085,326

	June 30, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale (1)	$36	$—	$36	$—	$36
Loans held for investment, net	5,360,959	—	—	5,616,973	5,616,973
Other assets (1)	43,212	—	43,212	—	43,212
Total assets	$5,404,207	$—	$43,248	$5,616,973	$5,660,221
Liabilities:
Convertible senior notes, net (2)	$1,341,430	$—	$1,124,773	$—	$1,124,773
Notes issued by securitization trusts	3,236,873	—	—	2,506,929	2,506,929
Funding debt (3)	1,851,699	—	—	1,851,685	1,851,685
Total liabilities	$6,430,002	$—	$1,124,773	$4,358,614	$5,483,387

(1)Amortized cost approximates fair value for loans held for sale and other assets.
(2)As of March 31, 2025, includes convertible senior notes due 2026 with a carrying amount and fair value of $247.7 million and $230.5 million, respectively, and convertible senior notes due 2029 with a carrying amount and fair value of $904.3 million and $814.1 million, respectively. As of June 30, 2024, includes convertible senior notes due 2026 with a carrying amount and fair value of $1.3 billion and $1.1 billion, respectively. The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.
(3)As of March 31, 2025 and June 30, 2024, debt issuance costs in the amount of $18.1 million and $14.8 million, respectively, was included within funding debt.

13.   Stockholders’ Equity

Common Stock

We had shares of common stock reserved for issuance as follows:

	March 31, 2025	June 30, 2024
Available outstanding under equity compensation plans	42,923,080	47,622,117
Available for future grant under equity compensation plans	52,455,797	43,492,755
Total	95,378,877	91,114,872

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

In November 2021, we granted warrants to purchase 22,000,000 shares of common stock in connection with our commercial agreements with Amazon. 7,000,000 of the warrant shares have an exercise price of $0.01 per share and originally had a term of 3.5 years. A portion of these warrants were fully vested at the grant date and the remainder were fully vested as of December 31, 2024. As of March 31, 2025, 3,500,000 of these warrants have been exercised. In February 2025, the term for the remaining unexercised warrant shares were extended for an additional 4.0 years. The remaining 15,000,000 warrant shares have an exercise price of $100 per share and a term of 7.5 years. We valued the warrants at the grant date using the Black-Scholes-Merton option pricing model. Refer to Note 5. Balance Sheet Components for more information on the asset and related amortization during the period. The remaining grant-date fair value of the warrants will be recognized within our interim condensed consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions.

During the three and nine months ended March 31, 2025, a total of $41.2 million and $245.7 million, respectively, was recognized within sales and marketing expense, which included $5.1 million and $15.6 million, respectively, in amortization expense of the commercial agreement asset and $36.1 million and $230.1 million, respectively, in expense based upon the grant-date fair value of the warrant shares that vested. During the three and nine months ended March 31, 2024, a total of $102.9 million and $334.4 million, respectively, was recognized within sales and marketing expense, which included $6.9 million and $27.8 million, respectively, in amortization expense of the commercial agreement asset and $96.0 million and $306.6 million, respectively, in expense based upon the grant-date fair value of the warrant shares that vested.

Share Repurchases

In connection with the offering of the 2029 Notes, in December 2024, the Board of Directors authorized the repurchase of up to $350.0 million of common stock through open market purchases, privately negotiated transactions or through a combination thereof. The authorization terminated on December 31, 2024 and did not obligate the Company to acquire any particular amount of its common stock. Pursuant to this authorization, we utilized net proceeds from the offering, as well as cash on hand, to complete the repurchase of 3.5 million shares of Class A common stock from certain holders of the 2026 notes in privately negotiated transactions for an aggregate purchase price of approximately $250.0 million. Refer to Note 8. Debt in the notes to the interim condensed consolidated financial statements for more information on the 2029 Notes.

We record share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. Our policy for share retirements is to deduct the par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in capital.

There were no share repurchases during the three or nine month periods ended March 31, 2024.

14.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and restricted stock units (“RSUs”) to employees, officers, directors, and consultants. As of March 31, 2025, the maximum number of shares of common stock which may be issued under the Plan is 176,604,160 Class A shares. As of March 31, 2025 and June 30, 2024, there were 52,455,797 and 43,492,755 shares of Class A common stock, respectively, available for future grants under the Plan.

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

The following table summarizes our stock option activity for the nine months ended March 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2024	16,794,697	$15.84	5.63
Granted	677,433	44.66
Exercised	(4,230,110)	10.65
Forfeited, expired or cancelled	(32,019)	34.21
Balance as of March 31, 2025	13,210,001	18.93	5.40
Vested and exercisable, March 31, 2025	10,562,612	$16.23	4.66	$315,906
Vested and exercisable, and expected to vest thereafter(1) March 31, 2025	13,129,573	$18.79	5.37	$358,087

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

The weighted-average grant date fair value of options granted during the nine months ended March 31, 2025 was $31.74. As of March 31, 2025, unrecognized compensation expense related to unvested stock options was approximately $44.1 million, which is expected to be recognized over a remaining weighted-average period of 2.3 years.

Value Creation Award

In November 2020, the Company’s Board of Directors approved a long-term, multi-year performance-based stock option grant providing Mr. Levchin with the opportunity to earn the right to purchase up to 12,500,000 shares of the Company’s Class A common stock (the “Value Creation Award”). We recognize stock-based compensation on these awards based on the grant date fair value using an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. We incurred stock-based compensation expense of $6.4 million and $31.1 million during the three and nine months ended March 31, 2025, respectively, and $13.3 million and $52.4 million during the three and nine months ended March 31, 2024, respectively, associated with the Value Creation Award as a component of general and administrative expense within the interim condensed consolidated statements of operations and comprehensive income (loss).

As of March 31, 2025, unrecognized compensation expense related to the Value Creation Award was approximately $17.3 million, which is expected to be recognized over a remaining weighted-average period of 0.8 years.

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

The following table summarizes our RSU activity during the nine months ended March 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2024	18,327,420	$27.68
Granted	11,688,123	34.14
Vested	(11,166,064)	30.13
Forfeited, expired or cancelled	(1,636,400)	27.81
Non-vested at March 31, 2025	17,213,079	$30.46

As of March 31, 2025, unrecognized compensation expense related to unvested RSUs was approximately $485.4 million, which is expected to be recognized over a remaining weighted-average period of 1.7 years.

2020 Employee Stock Purchase Plan

On November 18, 2020, our Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum effort towards the success of the Company and that of its affiliates. A total of 16.1 million shares of Class A common stock are reserved and available for issuance under the ESPP and 1.9 million shares have been issued as of March 31, 2025. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year. At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP at the first day of the offering period, which represents the grant date. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
General and administrative	$50,344	$51,947	$170,868	$184,070
Technology and data analytics	21,309	21,105	70,957	78,808
Sales and marketing	3,749	3,858	13,426	13,628
Processing and servicing	205	165	687	3,092
Total stock-based compensation in operating expenses	75,607	77,075	255,938	279,598
Capitalized into property, equipment and software, net	44,369	30,981	138,555	99,441
Total stock-based compensation	$119,976	$108,056	$394,493	$379,039

15.   Restructuring and other

In February 2023, we committed to a restructuring plan (the “February 2023 Plan”) that included reducing our workforce and vacating a portion of our San Francisco office. The February 2023 Plan was completed during fiscal 2024, and we do not expect future costs or payments related to the plan.
As of March 31, 2025, we had no outstanding liability related to previously accrued exit and disposal costs. For the three and nine months ended March 31, 2024, exit and disposal costs were $5.2 million and $6.9 million, respectively.
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

For the three and nine months ended March 31, 2025, we recorded income tax expense (benefit) of $2.5 million and $6.9 million, respectively, which was primarily attributable to various U.S. state and foreign income taxes. For the three and nine months ended March 31, 2024, we recorded income tax expense (benefit) of $0.9 million and $1.2 million, respectively, which was primarily attributable to deferred taxes recognized by certain foreign subsidiaries, various U.S. state and other foreign income taxes, and the tax amortization of certain intangibles.

As of March 31, 2025, we continue to recognize a full valuation allowance against our U.S. federal and state and certain foreign net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred by us for the prior three fiscal years. The presence of a three-year cumulative loss limits the ability to consider other subjective evidence, such as our expectations of future taxable income and projections for growth.

17.   Net Income (Loss) per Share Attributable to Common Stockholders

The following table presents basic and diluted net loss per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025		2025
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) attributable to common stockholders - basic	$2,451	$353	$(14,834)	$(2,224)
Net income (loss) attributable to common stockholders - diluted	$2,472	$332	$(14,834)	$(2,224)
Denominator:
Weighted average shares of common stock - basic	283,262,753	40,791,214	279,578,539	41,926,610
Dilutive effect of stock equivalents:
Restricted stock units	10,646,113	—	—	—
Stock options, including early exercise of options	8,801,161	—	—	—
Value creation award vested shares	691,983	—	—	—
Employee stock purchase plan shares	31,108	—	—	—
Weighted average shares of common stock - diluted	303,433,118	40,791,214	279,578,539	41,926,610
Net income (loss) per share:
Basic	$0.01	$0.01	$(0.05)	$(0.05)
Diluted	$0.01	$0.01	$(0.05)	$(0.05)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2024		2024
	Class A	Class B	Class A	Class B
Numerator:
Net loss attributable to common stockholders - basic	$(114,116)	$(19,820)	$(388,902)	$(83,719)
Net loss attributable to common stockholders - diluted	$(114,116)	$(19,820)	$(388,902)	$(83,719)
Denominator:
Weighted average shares of common stock - basic	266,363,196	46,263,532	253,437,891	54,557,998
Weighted average shares of common stock - diluted	266,363,196	46,263,532	253,437,891	54,557,998
Net loss per share:
Basic	$(0.43)	$(0.43)	$(1.53)	$(1.53)
Diluted	$(0.43)	$(0.43)	$(1.53)	$(1.53)

The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
Restricted stock units	677,495	17,660,162	17,213,079	17,660,162
Stock options, including early exercise of options	953,308	16,886,267	13,210,001	16,886,267
Common stock warrants	6,753,922	5,760,721	6,753,922	5,760,721
Value creation award	—	—	4,000,000	—
Employee stock purchase plan shares	—	214,364	223,996	214,364
Total	8,384,725	40,521,514	41,400,998	40,521,514

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
Our point-of-sale solutions allow consumers to pay for purchases in fixed amounts without deferred interest, late fees, or penalties. We empower consumers to pay over time rather than paying for a purchase entirely upfront. This increases consumers’ purchasing power and gives them more control and flexibility. Our platform facilitates both true 0% APR payment options and interest-bearing loans. On the merchant side, we offer commerce enablement, demand generation, and consumer acquisition tools. Our solutions empower merchants to more efficiently promote and sell their products, optimize their consumer acquisition strategies, and drive incremental sales. We also provide valuable product-level data and insights — information that merchants cannot easily get elsewhere — to better inform their strategies. Finally, for consumers, our app unlocks the full suite of Affirm products for a delightful end-to-end consumer experience. Consumers can use our app to apply for installment loans, and upon approval, they can use the Affirm Card digitally online or in-stores to complete a purchase. Additionally, consumers can manage the pre and post purchase split of Affirm Card transactions into a loan, manage payments, open a high-yield savings account, and access a personalized marketplace.
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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Total revenue, net	$783,135	$576,157	$206,978	36%	$2,347,995	$1,663,814	$684,181	41%
Total operating expenses	791,527	736,946	54,581	7%	2,493,332	2,206,201	287,131	13%
Operating loss	$(8,393)	$(160,789)	$152,396	(95)%	$(145,337)	$(542,387)	$397,050	(73)%
Other income, net	13,738	27,743	(14,005)	(50)%	135,221	70,999	64,222	90%
Income (loss) before income taxes	$5,345	$(133,046)	$138,391	(104)%	$(10,116)	$(471,388)	$461,272	(98)%
Income tax expense	2,541	890	1,651	186%	6,942	1,233	5,709	463%
Net income (loss)	$2,804	$(133,936)	$136,740	(102)%	$(17,058)	$(472,621)	$455,563	(96)%
Our Financial Model

Our Revenue Model
We have three main loan product offerings: Pay-in-X, 0% annual percentage rate (“APR”) monthly installment loans and interest-bearing monthly installment loans. Pay-in-X consists of short-term payment plans with one to four 0% APR installments.
From merchants, we typically earn a fee when we help them convert a sale and facilitate a transaction. Merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering; we generally earn larger merchant fees on 0% APR financing products. For the three and nine months ended March 31, 2025, Pay-in-X represented 15% and 14%, respectively, of total GMV facilitated through our platform while 0% APR installment loans represented 13% and 12%, respectively. For the three and nine months ended March 31, 2024, Pay-in-X represented 14% and 15%, respectively, of total GMV facilitated through our platform while 0% APR installment loans represented 13% and 11%, respectively.
From consumers, we earn interest income on the simple interest loans that we originate or purchase from our originating bank partners. Interest rates charged to our consumers vary depending on the transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. Because our consumers are never charged deferred or compounding interest, late fees, or penalties on the loans, we are not incentivized to profit from our consumers’ hardships. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from one of our originating bank partners or our direct origination of a loan. For the three and nine months ended March 31, 2025, interest bearing loans represented 72% and 74%, respectively, of total GMV facilitated through our platform. For both the three and nine months ended March 31, 2024, interest bearing loans represented 72% of total GMV facilitated through our platform
In order to accelerate our ubiquity, we facilitate the issuance of virtual cards directly to consumers through our app, allowing them to shop with merchants that may not yet be fully integrated with Affirm. Similarly, we also facilitate the issuance of the Affirm Card, a card that can be used physically or virtually and which allows consumers to link a bank account to pay in full, or pay later by accessing credit through the Affirm App. When these cards are used over established card networks, we earn a portion of the interchange fee from the transaction.
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

We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada, the U.K, and across several states in the U.S. through our consolidated subsidiaries. For the three and nine months ended March 31, 2025, we directly originated approximately $1.5 billion, or 17%, and $4.5 billion, or 17%, respectively, of loans compared to approximately $1.1 billion, or 17%, and $3.3 billion, or 17%, for the same period in 2024.
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
Factors Affecting Our Performance
Our performance has been and may continue to be affected by many factors, including those identified below, as well as the factors discussed in the section titled “Risk Factors” in this Form 10-Q and in our most recently filed Annual Report on Form 10-K for the fiscal year ended June 30, 2024, as updated from time to time in our filings with the SEC.
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. As of March 31, 2025 and June 30, 2024, our equity capital as a percentage of our total platform portfolio has remained relatively unchanged at 5%. The mix of on-balance sheet and off-balance sheet funding is a function of how we choose to allocate loan volume, which is determined by the economic arrangements and supply of capital available to us, both of which may also impact our results in any given period.
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
Macroeconomic Environment
We regularly monitor the direct and indirect impacts of the current macroeconomic conditions on our business, financial condition, and results of operations. Starting in fiscal 2023, the macroeconomic environment began to present a number of challenges to our business. In response to continued inflationary pressure, the U.S. Federal Reserve rapidly raised the federal funds interest rate from March 2022 through July 2023. Despite the Federal Reserve’s decision to begin to decrease the federal funds interest rate in September 2024, uncertainty remains as to whether and to what extent the federal funds interest rate will remain at current levels, increase or decrease in future periods. Simultaneously, economic uncertainty, including the prospect of economic recession and the magnitude, duration and impact of tariffs on global trade, has impacted and may continue to impact consumer spending. These challenges have affected, and may continue to affect, our business and results of operations in the following ways:
•Shifts in consumer demand: Over the past two fiscal years, we have experienced varying levels of consumer demand across different categories of merchandise. This is due to economic uncertainty, recessionary concerns, inflationary pressures and elevated interest rates. If macroeconomic conditions deteriorate in future periods, consumer demand may be negatively impacted.

•Increased borrowing costs: The Federal Reserve began decreasing the federal funds interest rate in late 2024, leading to a decline in our average funding costs. Despite this, the overall interest rate environment remains elevated compared to historical levels, and there is continued uncertainty as to whether and to what extent the Federal Reserve may decrease the federal funds rate further in the future. As a result, we may continue to experience higher transaction costs.

•Volatile capital markets: Since fiscal 2024, capital markets have shown improvement against recent periods, which has been evidenced by substantial additions across our funding channels due to our strong loan performance. However, despite these improvements, uncertainties remain in the macroeconomic environment, especially with regard to inflation, the prospect of recession, the magnitude, duration and impact of tariffs on global trade, and the potential for increased unemployment. To address these uncertainties, we leverage our diverse funding channels and counterparties, which contribute to our resilience across various macroeconomic conditions and economic cycles.

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

These loan modification programs also impact our delinquency rates, and such impact can vary over time. As disclosed in Note 4. Loans Held for Investment and Allowance for Credit Losses in the notes to the interim condensed consolidated financial statements, in fiscal 2024, we expanded the eligibility of our loan modification programs, which resulted in a modest benefit to delinquency rates for loans held for investment during that period. The volume of loan modifications during the fiscal quarter ended March 31, 2025 decreased compared to the same period in 2024. Loans modified during the three and twelve months ended March 31, 2025, represent 0.09% and 0.21%, respectively, of the outstanding principal balance of loans held on our balance sheet. Our reported delinquency and charge off rates include loans which have become past due or have charged off subsequent to modification. An unknown percentage of loans which have been modified and are current as of March 31, 2025 may become delinquent or charge off in the future. We continue to evaluate the effectiveness of these programs and may modify, expand, or contract their usage, which may affect the timing of reported delinquencies and charge offs in future periods.

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
Key Operating Metrics

We focus on several key operating metrics to measure the performance of our business and help determine our strategic direction. In addition to revenue, net income (loss), and other results under U.S. GAAP, the following tables set forth key operating metrics we use to evaluate our business.

	Three Months Ended March 31,			Nine Months Ended March 31,
	2025	2024	% Change	2025	2024	% Change
	(in billions)
GMV	$8.6	$6.3	36%	$26.3	$19.4	36%
GMV
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the three and nine months ended March 31, 2025, GMV was $8.6 billion and $26.3 billion, respectively, which represented an increase of approximately 36%, as compared to the same periods in 2024. The increase in GMV was driven by growth in several key areas including our top five merchants and platform partners, our direct to consumer products, such as Affirm Card, and overall increases in our active merchant base, active consumers and average transactions per consumer.

During the three and nine months ended March 31, 2025, GMV growth was diversified across categories and loan products, primarily driven by our general merchandise and electronics categories as well as our 0% APR installment loans. General merchandise grew 38% and 41% and electronics grew 34% and 34% for the three and nine months ended March 31, 2025, respectively. GMV across our travel and ticketing, equipment and auto, and other categories grew more than 20% year over year. Additionally, GMV growth from 0% APR installment loans was 44% and 52% during the three and nine months ended March 31, 2025, respectively, when compared to the same periods in 2024.

For the three and nine months ended March 31, 2025, our top five merchants and platform partners represented approximately 45% and 48%, respectively, of total GMV, as compared to 42% and 45%, respectively, for the three and nine months ended March 31, 2024. GMV attributable to Amazon during the three and nine months ended March 31, 2025 represented 21% and 23%, respectively, of total GMV. GMV attributable to Amazon during both the three and nine months ended March 31, 2024 represented 20% of total GMV.

	March 31, 2025	March 31, 2024	% Change
	(in thousands, except per consumer data)
Active consumers	21,888	18,134	21%
Transactions per active consumer	5.6	4.6	20%
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who completes at least one transaction on our platform during the 12 months prior to the measurement date.
As of March 31, 2025, we had approximately 21.9 million active consumers, which represented an increase of 21% compared to approximately 18.1 million active consumers as of March 31, 2024. The increase was primarily due to a high retention rate of existing consumers, as well as continued adoption of the Affirm Card, and the acquisition of new consumers through an expansion in active merchants and platform partnerships.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date.
As of March 31, 2025, we had approximately 5.6 transactions per active consumer, an increase of 20% compared to March 31, 2024. The increase was primarily due to platform growth, a higher frequency of repeat users driven by consumer engagement, and growth of Affirm Card active consumers. As of March 31, 2025, Affirm Card represented approximately 10% of the total number of transactions compared to approximately 6% as of March 31, 2024.

Results of Operations

The following tables set forth selected interim condensed consolidated statements of operations and comprehensive income (loss) data for each of the periods presented:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Revenue
Merchant network revenue	$213,973	$159,292	$54,681	34%	$643,207	$493,599	$149,608	30%
Card network revenue	58,572	35,676	22,896	64%	164,194	108,421	55,773	51%
Total network revenue	272,545	194,968	77,577	40%	807,401	602,020	205,381	34%
Interest income (1)	402,701	315,712	86,989	28%	1,189,132	866,737	322,395	37%
Gain on sales of loans (1)	75,838	40,183	35,655	89%	264,739	127,170	137,569	108%
Servicing income	32,050	25,294	6,756	27%	86,723	67,887	18,836	28%
Total revenue, net	783,135	576,157	206,978	36%	2,347,995	1,663,814	684,181	41%
Operating expenses (2)
Loss on loan purchase commitment	57,290	44,143	13,147	30%	181,805	132,639	49,166	37%
Provision for credit losses	147,252	122,443	24,809	20%	460,056	343,019	117,037	34%
Funding costs	107,631	90,449	17,182	19%	319,539	248,997	70,542	28%
Processing and servicing	118,398	88,209	30,189	34%	329,504	254,083	75,421	30%
Technology and data analytics	152,620	124,828	27,792	22%	435,123	377,626	57,497	15%
Sales and marketing	74,022	132,950	(58,928)	(44)%	355,293	441,081	(85,788)	(19)%
General and administrative	134,303	128,721	5,582	4%	412,196	401,832	10,364	3%
Restructuring and other	12	5,203	(5,191)	(100)%	(184)	6,924	(7,108)	(103)%
Total operating expenses	791,527	736,946	54,581	7%	2,493,332	2,206,201	287,131	13%
Operating loss	$(8,393)	$(160,789)	$152,396	(95)%	$(145,337)	$(542,387)	$397,050	(73)%
Other income, net	13,738	27,743	(14,005)	(50)%	135,221	70,999	64,222	90%
Income (loss) before income taxes	$5,345	$(133,046)	$138,391	(104)%	$(10,116)	$(471,388)	$461,272	(98)%
Income tax expense	2,541	890	1,651	186%	6,942	1,233	5,709	463%
Net income (loss)	$2,804	$(133,936)	$136,740	(102)%	$(17,058)	$(472,621)	$455,563	(96)%

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in thousands)
Balance at the beginning of the period	$103,433	$100,900	$98,527	$96,576
Additions from loans purchased or originated, net of refunds	86,723	69,545	265,676	200,641
Amortization of discount	(65,639)	(53,960)	(186,450)	(150,102)
Unamortized discount released on loans sold	(19,939)	(12,493)	(71,826)	(43,003)
Impact of foreign currency translation	39	(779)	(1,310)	(899)
Balance at the end of the period	$104,617	$103,213	$104,617	$103,213

(2) Amounts include stock-based compensation as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025	2024	2025	2024
	(in thousands)
General and administrative	$50,344	$51,947	$170,868	$184,070
Technology and data analytics	21,309	21,105	70,957	78,808
Sales and marketing	3,749	3,858	13,426	13,628
Processing and servicing	205	165	687	3,092
Total stock-based compensation in operating expenses	75,607	77,075	255,938	279,598
Capitalized into property, equipment and software, net	44,369	30,981	138,555	99,441
Total stock-based compensation	$119,976	$108,056	$394,493	$379,039
Comparison of the Three and Nine Months Ended March 31, 2025 and 2024

Merchant network revenue
Merchant network revenue is impacted by both GMV and the mix of loans originated on our platform as merchant fees vary based on loan characteristics. In particular, merchant network revenue as a percentage of GMV typically increases with longer-term, non interest-bearing loans with higher AOVs, and decreases with shorter-term, interest-bearing loans with lower AOVs.
Merchant network revenue increased by $54.7 million, or 34%, and $149.6 million, or 30%, for the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024. The increase is primarily attributed to an increase of $2.3 billion, or 36%, and $6.9 billion, or 36%, in GMV for the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024. The increase in GMV is a result of continued growth at our top five merchants and platform partners representing approximately 45% and 48% for the three and nine months ended March 31, 2025, respectively, compared to 42% and 45% for the three and nine months ended March 31, 2024, respectively. Our active merchant base and the number of active consumers also grew, reaching approximately 358 thousand and 21.9 million, respectively, as of March 31, 2025, up from approximately 292 thousand and 18.1 million, respectively, as of March 31, 2024.
With respect to the frequency and mix of transactions, the transactions per active consumer increased from 4.6 as of March 31, 2024 to 5.6 as of March 31, 2025. The increase in active consumers and transactions per active consumer is partially offset by a decrease in AOV. For both the three and nine months ended March 31, 2025, AOV was $273, down from $293 and $292 for the same period in 2024. The decrease in AOV is driven by the diversification of our merchant base, with accelerated growth in some of our largest interest bearing merchant programs, and our ongoing initiative to drive repeat usage of our platform beyond one-time high AOV purchases.

Card network revenue
Card network revenue increased by $22.9 million, or 64%, and $55.8 million, or 51%, for the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024. Card network revenue growth is correlated with the growth of GMV processed by our card-issuing partners. As such, the increase is primarily driven by $2.9 billion and $8.4 billion of GMV processed through our card-issuing partners, an increase of 44% and 42% for the three and nine months ended March 31, 2025, respectively, as compared to the same periods in 2024. This was driven by increased card activity primarily through our single use virtual cards and Affirm Card, as well as growth in existing and new merchants utilizing our agreement with card-issuing partners as a means of integrating Affirm services, which grew from approximately 1,700 merchants as of March 31, 2024 to 35,000 merchants as of March 31, 2025. Card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
Interest income
Interest income increased by $87.0 million, or 28%, and $322.4 million, or 37%, for the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024. Generally, interest income is correlated with the changes in the average balance of loans held for investment, which increased by 25% to $6.7 billion and 29% to $6.4 billion for the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024. As a result, interest income from interest-bearing loans increased by $96.1 million, or 35%, and $334.8 million, or 45%, for the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024.
Gain on sales of loans
Gain on sales of loans increased by $35.7 million, or 89%, and $137.6 million, or 108%, for the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024. The increase is driven by higher loan sale volume to third-party loan buyers and favorable transaction economics which are impacted by the composition of our loan portfolio sold and other market factors. We sold loans with an unpaid principal balance of $3.6 billion and $11.0 billion for the three and nine months ended March 31, 2025, respectively, compared to $2.1 billion and $7.3 billion for the same period in 2024.
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
Servicing income increased by $6.8 million, or 27%, and $18.8 million, or 28%, for the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024. The increase is primarily due to an increase in net servicing fee revenue which is calculated as a percentage of the unpaid principal balance of off-balance sheet loans. The average unpaid principal balance of off-balance sheet loans increased from $5.1 billion and

$4.7 billion during the three and nine months ended March 31, 2024, respectively, to $7.1 billion and $6.3 billion, respectively, during the same period in 2025, an increase of 40% and 32%, respectively.
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
Loss on loan purchase commitment increased by $13.1 million, or 30%, and $49.2 million, or 37%, for the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024, primarily due to an increase in total volume of loans purchased. During the three and nine months ended March 31, 2025, we purchased $7.1 billion and $21.6 billion, respectively, of loans from our originating bank partners, compared to $5.1 billion and $15.6 billion, respectively, in the same period in 2024, representing an increase of 38% for both periods, respectively. Of the total loans purchased during the three and nine months ended March 31, 2025, $337.1 million and $1.1 billion represented 0% APR installment loans, respectively, an increase of 46% and 57%, compared to the same periods in 2024.
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
Provision for credit losses increased by $24.8 million, or 20%, and $117.0 million, or 34%, for the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024, primarily driven by growth in the volume of loans held for investment. For the three and nine months ended March 31, 2025 and March 31, 2024, the average balance of loans held for investment was $6.7 billion, an increase of $1.4 billion, or 25%, and $6.4 billion, an increase of $1.4 billion, or 29%, respectively, as compared to the same periods in 2024. The allowance for credit losses as a percentage of loans held for investment was 5.7% as of March 31, 2025, 5.5% as of June 30, 2024, and 5.3% as of March 31, 2024. The increase in the allowance rate from March 31, 2024 is primarily driven by adjustments in our credit criteria in light of increasing interest income generated by our loans and changes in the loan mix.
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
Funding costs increased by $17.2 million, or 19%, and $70.5 million, or 28%, for the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024. The increase is primarily due to an increase of funding debt and notes issued by securitization trusts during the three and nine months ended March 31, 2025. The average total of funding debt from warehouses and securitizations for the three and nine months ended

March 31, 2025 was $6.1 billion and $5.7 billion, respectively, compared to $4.8 billion and $4.4 billion, respectively, during the same period in 2024, an increase of $1.3 billion, or 28%, and $1.4 billion, or 31%, respectively. The increase was also attributable to a larger volume of on-balance sheet loans being retained during the period. The average on-balance sheet loan balance was $6.7 billion and $6.4 billion for the three and nine months ended March 31, 2025, respectively, an increase of 25% and 29% compared to $5.4 billion and $4.9 billion during the same period in 2024, respectively.
Processing and servicing

Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense, salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead.
Processing and servicing expense increased by $30.2 million, or 34%, and $75.4 million, or 30%, for the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024. This increase is driven primarily by an increase in payment processing fees of $16.9 million, or 32%, and $49.3 million, or 35%, related to increased payment volume for the three and nine months ended March 31, 2025, respectively. During the three and nine months ended March 31, 2025, our platform fees increased by $5.2 million, or 28%, and $20.1 million, or 35%, respectively, due to an increase in volume with a large enterprise partner. Additionally, our customer service and collection costs increased by $5.4 million, or 44%, and $13.0 million, or 36%, for the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024. This is driven by growth in our overall loan portfolio, including both loans held for investment and loans serviced for third parties, due to the increase in the number of consumer transactions. The number of consumer transactions increased by 46% during the three and nine months ended March 31, 2025, from continued growth at our merchants and platform partners.
Technology and data analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering, product, and credit and analytics employees, as well as the amortization of internally-developed software and technology intangible assets, and our infrastructure and hosting costs.
Technology and data analytics expense increased by $27.8 million, or 22%, and $57.5 million, or 15%, for the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024. The increase is primarily driven by amortization of internally-developed software which increased by $14.9 million, or 35%, and $43.9 million, or 39%, for the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024, as a result of an increase in the number of capitalized projects. Capitalized projects in service grew by 88% from approximately 760 projects as of March 31, 2024 to 1,430 projects as of March 31, 2025. Data infrastructure and hosting costs increased by $7.4 million, or 36%, and $14.2 million, or 22%, for the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024. The increase in data infrastructure and hosting costs was primarily driven by an increase in the number of consumer transactions. During the three and nine months ended March 31, 2025, the number of consumer transactions increased by 46% from continued growth at our merchants and platform partners. Stock-based compensation and payroll and personnel-related costs increased by $3.9 million, or 8%, for the three months ended March 31, 2025, compared to the same period in 2024, primarily due to an increase in headcount. For the nine months ended March 31, 2025, the increases were partially offset by a decrease of $4.2 million, or 2%, in stock-based compensation and payroll and personnel-related costs, compared to the same period in 2024, primarily due to higher capitalized compensation costs related to internally-developed software.
Sales and marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, costs of marketing and promotional activities.

Sales and marketing expense decreased by $58.9 million, or 44%, and $85.8 million, or 19% during the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024. The decrease was primarily driven by a $59.9 million, or 62%, and $76.5 million, or 25%, decrease in Amazon warrant expense during the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024, primarily due to a portion of the warrants becoming fully vested as of December 2024. Additionally, amortization expense related to the Amazon commercial agreement decreased by $1.8 million, or 26%, and $12.2 million, or 44%, during the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024, primarily due to the renewal of the commercial partnership agreement in February 2024, which extended the amortization period of the commercial agreement asset,
General and administrative
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
General and administrative expense increased by $5.6 million, or 4%, and $10.4 million, or 3%, during the three and nine months ended March 31, 2025, respectively, compared to the same periods in 2024. The increase is primarily due to increases in payroll and personnel costs, employee benefit expenses, professional services, related to consulting and legal fees, as well as, software and subscriptions.
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
Other income, net, decreased by $14.0 million, or 50%, during the three months ended March 31, 2025, compared to the same period in 2024. The decrease for the three months ended March 31, 2025, was primarily driven by a $6.8 million, or 146%, adjustment to the fair value of our derivative instruments not designated as hedges. We recognized a gain of $5.4 million on the early extinguishment of convertible debt during the three months ended March 31, 2024, compared to no activity during the three months ended March 31, 2025. Additionally, during the three months ended March 31, 2025, interest income on our marketable securities decreased by $5.0 million, or 22%, compared to the same period in 2024.
Other income, net, increased by $64.2 million, or 90%, during the nine months ended March 31, 2025, compared to the same period in 2024. The increase for the nine months ended March 31, 2025, was primarily driven by a $77.1 million gain on the early extinguishment of convertible debt compared to gain of $5.4 million during the nine months ended March 31, 2024. The increase, is partially offset by a decrease of $6.3 million, or 216%, adjustment to the fair value of our derivative instruments not designated as hedges. Additionally, the increase is partially offset by a decrease of $7.1 million, or 67%, in other non-operating income related to the wind-down of the Returnly business and our partnership with a third-party return provider during the nine months ended March 31, 2024.

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
Our principal sources of liquidity are cash and cash equivalents, available for sale securities, available capacity from warehouse and revolving credit facilities, securitization trusts, forward flow loan sale arrangements, and certain cash flows from our operations. As of March 31, 2025, we had $2.1 billion in cash and cash equivalents and available for sale securities, $4.4 billion in available funding debt capacity, excluding our purchase commitments from third party loan buyers, and $330.0 million in borrowing capacity available under our revolving credit facility. We believe our principal sources of liquidity are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months.
The following table summarizes our cash, cash equivalents and investments in debt securities (in thousands):

	March 31, 2025	June 30, 2024
Cash and cash equivalents (1)	$1,351,148	$1,013,106
Investments in short-term debt securities (2)	537,159	865,766
Investments in long-term debt securities (2)	243,011	265,862
Cash, cash equivalent and investments in debt securities	$2,131,318	$2,144,734

(1)Cash and cash equivalents consist of checking, money market and savings accounts held at financial institutions and short-term highly liquid marketable securities, including money market funds, commercial paper, government bonds, and other corporate securities purchased with an original maturity of three months or less.
(2)Securities available for sale at fair value primarily consist of certificates of deposits, corporate bonds, municipal bonds, commercial paper, agency bonds, and government bonds. Short-term securities have maturities less than or equal to one year, and long-term securities range from greater than one year to less than five years.

Debt
Debt as of March 31, 2025 primarily includes funding debt, notes issued by securitization trust, convertible senior notes and our revolving credit facilities. A detailed description of each of our borrowing arrangements is included in Note 8. Debt in the notes to the interim condensed consolidated financial statements.
The following table summarizes the future maturities of our warehouse credit facilities and notes issued by securitizations trusts as of March 31, 2025:

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2025	$—	$—
2026	1,900,000	674,875
2027	150,000	82,764
2028	783,203	555,996
2029	2,363,306	2,403,923
Thereafter	5,191,602	2,309,237
Total	$10,388,111	$6,026,795
Warehouse Credit Facilities
Our warehouse credit facilities allow us to borrow up to an aggregate of $4.6 billion, mature between 2026 and 2032 and subject to covenant compliance, generally permit borrowings up to 4 - 12 months prior to the final maturity date. As of March 31, 2025, we have drawn an aggregate of $1.5 billion on our warehouse credit facilities. As of March 31, 2025, we were in compliance with all applicable covenants in the agreements.
We use various credit facilities to finance the origination of loan receivables in Canada. Similar to our U.S. warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by Canadian loan receivables pledged to the respective facility as collateral, maturing between 2028 and 2030. As of March 31, 2025, the aggregate commitment amount of these facilities was $588.1 million on a revolving basis, of which $364.1 million was drawn.
As we continue to expand in new geographies, we intend to add the necessary funding capacity to support our growth objectives.
Variable Funding Note
We have entered into a syndicated revolving loan agreement through a securitization master trust which is utilized to fund the purchase and origination of loans. In connection with the loan agreement, the master trust issued a variable funding note (“VFN”), where borrowings will be secured by loan collateral sold to the master trust. Our VFN allows us to borrow up to an aggregate of $1.2 billion and matures in 2032. As of March 31, 2025, we have drawn an aggregate of $0.1 billion on our VFN and have an aggregate of $1.1 billion available. As of March 31, 2025, we were in compliance with all applicable covenants in the agreements.

Sale and Repurchase Agreements
We entered into various sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. These repurchase agreements have a term equaling the contractual life of the securitization notes pledged. We had $44.2 million in debt outstanding under our sale and repurchase agreements disclosed within funding debt in the interim condensed consolidated balance sheets as of March 31, 2025.
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

Revolving Credit Facility
On December 16, 2024, we entered into an amendment to our revolving credit facility in order to permit the incurrence of indebtedness pursuant to the 2029 Senior Convertible Notes. Our revolving credit facility, has an aggregate commitment amount of $330.0 million, with a final maturity date of June 26, 2027. As of March 31, 2025, there are no borrowings outstanding under the facility. The facility contains certain covenants and restrictions, including certain financial maintenance covenants. As of March 31, 2025, we were in compliance with all applicable covenants in the agreements. Refer to Note 8. Debt in the notes to the interim condensed consolidated financial statements for further details on our revolving credit facility.
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
Cash Flow Analysis

The following table provides a summary of cash flow data during the periods indicated:

	Nine Months Ended March 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	719,272	381,375
Net cash used in investing activities	(628,550)	(787,516)
Net cash provided by financing activities	364,166	767,180

Cash Flows from Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
Net cash provided by operating activities was $719.3 million for the nine months ended March 31, 2025. Net loss of $17.1 million was adjusted for the add back of non-cash items and other adjustments increasing operating cash flows by $632.2 million, and changing operating assets net of operating liabilities resulting in a net increase in operating cash flows of $104.2 million. The non-cash item adjustments are primarily attributable to

$460.1 million provision for credit losses, $230.1 million commercial agreement warrant expense, $255.9 million stock-based compensation expense, and $161.1 million depreciation and amortization expense, which were partially offset by $264.7 million gain on sale of loans, and $171.8 million amortization of premiums and discounts on loans. The net increase in cash from changes in operating assets and liabilities was primarily driven by an increase in accounts receivable of $123.9 million, and a $17.4 million increase in payable to third-party loan owners, partially offset by a decrease in other assets of $18.0 million and a decrease in accrued expenses and other liabilities of $18.8 million.

Net cash provided by operating activities was $381.4 million for the nine months ended March 31, 2024. Net loss of $472.6 million was adjusted for the add back of net non-cash items and other adjustments increasing operating cash flows by $826.8 million, and changing operating assets net of operating liabilities resulting in an increase in operating cash flows of $27.2 million. The net changes in cash from changes in operating assets and liabilities was primarily driven by an increase in cash proceeds generated from the sale of loans held for sale of $3.2 billion, which was offset by cash used for purchases and origination of loans held for sale of $3.1 billion, an increase to other assets of $58.2 million, an increase in accounts payable of $6.6 million, partially offset by a decrease in accounts receivable of $105.8 million, and a $44.0 million increase in payable to third-party loan owners.
Cash Flows from Investing Activities
Net cash used in investing activities was $628.6 million for the nine months ended March 31, 2025, which consisted of outflows related to $22.7 billion of purchases and origination of loans held for investment, including originated and purchased loans of $4.4 billion and $18.3 billion, respectively, during the period, $553.6 million of purchases of securities available for sale, and $141.1 million of property, equipment and software additions. Inflows related to $13.6 billion of principal repayments of loans, $8.1 billion of proceeds from sale of loans held for investment, and $984.4 million of proceeds from maturities of securities available for sale.
Net cash used in investing activities was $787.5 million for the nine months ended March 31, 2024, which consisted of outflows related to $15.6 billion of purchases and origination of loans held for investment, including originated and purchased loans of $3.2 billion and $12.4 billion, respectively, during the period, $461.2 million of purchases of securities available for sale, and $121.0 million of property, equipment and software additions. Inflows related to $10.3 billion of principal repayments of loans, $4.2 billion of proceeds from sale of loans held for investment, and $891.9 million of proceeds from maturities of securities available for sale.
Cash Flows from Financing Activities
Net cash provided by financing activities was $364.2 million for the nine months ended March 31, 2025, and primarily consisted of net cash inflows of $850.0 million from the new issuance and repayment of notes and residual trust certificates issued by securitization trusts, $920.0 million from proceeds, net of debt issuance costs, related to the issuance of the 2029 Notes, and $48.7 million related to borrowing and repayment of funding debt. This was partially offset by net cash outflows of $1.0 billion related to the extinguishment and repurchase of a portion of our 2026 Notes, $250.0 million related to repurchase of common stock shares in connection with the issuance of the 2029 Notes, and net cash outflows of $241.6 million related to taxes paid on vested RSUs.
Net cash provided by financing activities was $767.2 million for the nine months ended March 31, 2024, and primarily consisted of net cash inflows of $1.1 billion from the new issuance and repayment of notes and residual trust certificates issued by securitization trusts. This was partially offset by net cash outflows of $158.9 million related to borrowing and repayment of funding debt.
Contractual Obligations

There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and nine months ended March 31, 2025 from the commitments and contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations,” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2024, which was filed with the SEC on August 28, 2024.

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

As of March 31, 2025, the aggregate outstanding balance of loans held by third-party investors and off-balance sheet securitizations was $6.8 billion.
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP and requires us to make certain estimates and judgments that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because certain of these accounting policies require significant judgment, our actual results may differ materially from our estimates. To the extent that there are differences between our estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations, and cash flows may be affected. We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during the three and nine months ended March 31, 2025.
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations within the United States, Canada and the United Kingdom, and we are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and interest rates. Our market risk exposure is primarily the result of fluctuations in interest rates. Foreign currency exchange rates do not pose a material market risk exposure, as our current operations are primarily in the U.S.
Interest Rate Risk
As of March 31, 2025, we held $780.2 million of marketable debt securities with maturities greater than three months. An increase in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative, liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be significant.
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
We maintain an interest rate risk management program which measures and manages the potential volatility of earnings that may arise from changes in interest rates. We use interest rate derivatives to mitigate the effects of changes in interest rates on our variable rate debt which eliminates some, but not all, of the interest rate risk. Some of these contracts are designated as cash flow hedges for accounting purposes. For those contracts designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in other comprehensive loss and is reclassified into funding costs in the same period the hedged transaction affects earnings. Factoring in the interest rate risk management program and the repricing of investment securities, as of March 31, 2025, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $60.0 million adverse impact on our cash flows associated with our market risk sensitive instruments over the next 12 months. This measure projects the changes in cash flows associated with all assets and liabilities, including derivatives, based on contractual market rate-based repricing conditions over a twelve-month time horizon. It considers forecasted business growth and anticipated future funding mix.

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

As of March 31, 2025 and June 30, 2024, we were exposed to credit risk on $6.6 billion and $5.7 billion, respectively, of loans held on our interim condensed consolidated balance sheet. Loan receivables are diversified geographically. As of March 31, 2025 and June 30, 2024, approximately 11% of loan receivables related to customers residing in the state of California. Approximately 10% of loan receivables related to customers residing in the state of Texas as of March 31, 2025 but did not exceed 10% as of June 30, 2024. No other states or provinces exceeded 10%.

In addition, we have credit risk exposure in relation to certain off-balance sheet loans sold to third parties where we have entered into risk sharing arrangements and through our retained interests in unconsolidated securitization trusts. As of March 31, 2025 and June 30, 2024, we have sold $7.8 billion and $4.2 billion, respectively, of unpaid principal balance of loans which are subject to risk sharing arrangements, of which our maximum exposure to losses was $94.3 million and $81.2 million, respectively. This amount includes our maximum potential loss with respect to risk sharing liabilities of $33.1 million and the fair value of risk sharing assets of $61.2 million, as of March 31, 2025. The fair value of notes receivable and residual trust certificate retained interests in unconsolidated securitization trusts was $50.9 million and $23.8 million as of March 31, 2025 and March 31, 2024, respectively.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c)     Rule 10b5-1 Trading Plans

During the three months ended March 31, 2025, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as follows:

On February 14, 2025, Michael Linford, our Chief Operating Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of the Company's Class A common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Linford’s Rule 10b5-1 Trading Plan provides for the exercise of up to 200,000 employee stock options and the sale of the underlying shares of our Class A common stock pursuant to one or more limit orders on or after May 16, 2025 until November 15, 2025, or earlier if all transactions under the trading arrangement are completed.

On March 17, 2025, Max Levchin, our Chief Executive Officer, adopted a Rule 10b5-1 Trading Plan. Mr. Levchin’s Rule 10b5-1 Trading Plan provides for the exercise of up to 4,000,000 employee stock options and the sale of the underlying shares of our Class A common stock pursuant to one or more limit orders on or after June 20, 2025 until June 18, 2026, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended March 31, 2025.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Second Replacement Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of February 14, 2025*					X
10.1	Global Customer Installment Program Agreement, dated February 14, 2025, by and between Shopify Inc. and Affirm, Inc.*					X
10.2+	Cash Incentive Plan					X
10.3+	Officer Severance Plan					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

+	Denotes management contract or compensatory plan or arrangement.
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

AFFIRM HOLDINGS, INC.

Date: May 8, 2025	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Rob O’Hare
Rob O’Hare
Chief Financial Officer
(Principal Financial Officer)