Form 10-K
period 2025-06-30
Affirm Holdings, Inc.
filed 2025-08-28
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to __________

Commission file number: 001-39888

Affirm Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	84-2224323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

650 California Street
San Francisco, California	94108
(Address of principal executive offices)	(Zip Code)
(415) 960-1518
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	AFRM	The Nasdaq Global Select Market

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

As of December 31, 2024, the aggregate market value of the registrant’s Class A common stock held by non-affiliates was approximately $16.6 billion. As of August 22, 2025, the number of shares of the registrant’s Class A common stock outstanding was 284,917,717and the number of shares of the registrant's Class B common stock outstanding was 40,732,597.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2025, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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
•our ability to effectively use and provide AI-powered solutions;
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
•our ability to successfully expand into new international geographies;
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

PART I
ITEM 1. BUSINESS

Company Overview

Affirm was founded in 2012 with a mission to deliver honest financial products that improve lives. We are building the next generation payment network. We believe that by using modern technology, strong engineering talent, and a mission-driven approach, we can reinvent payments and commerce. Our solutions, which are built on trust and transparency, are designed to make it easier for consumers to spend and save responsibly and with confidence, easier for merchants and commerce platforms to convert sales and grow, and easier for commerce to thrive.

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

Our models have been built on extensive data points, including data from approximately 343 million loans. Furthermore, our risk management models are designed to continuously improve over time, becoming more precise and efficient with each transaction. This translates into increased purchasing power with more control and flexibility for consumers. By utilizing our unique risk model predicated on sophisticated machine learning algorithms, proprietary data, and product-level underwriting, we can serve consumers across the credit spectrum and price risk across transaction types. Consumers on our platform represent a broad cross-section of society.

For merchants, Affirm’s commerce solutions help drive growth by enhancing demand generation and consumer acquisition. Our platform is explicitly designed and engineered to integrate with a wide range of merchants. This is a point of differentiation for us, as we can accommodate and partner with merchants to serve their payment needs across a wide variety of industries, transactions, average order values (“AOV”), and consumer profiles. As of June 30, 2025, we had approximately 377 thousand active merchants, ranging from small businesses to large enterprises, direct-to-consumer brands, brick-and-mortar stores, and companies with an omni-channel presence. As used herein, “merchants” may reference merchants and/or e-commerce platforms. Our merchants span a diverse range of industries, including electronics, equipment and auto, fashion and beauty, general merchandise, home and lifestyle, sporting goods and outdoors, and travel and ticketing.

We have three main loan product offerings: Pay-in-X, 0% annual percentage rate (“APR”) monthly installment loans and interest-bearing monthly installment loans. Pay-in-X primarily consists of short-term payment plans with one to four 0% APR installments.

Our business model is designed to align with the interests of both consumers and merchants.

From merchants, we typically earn a fee when we help them convert a sale and facilitate a transaction. Merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering; we generally earn larger merchant fees on 0% APR financing products. For fiscal year ended June 30, 2025, Pay-in-X and 0% APR installment loans represented 14% and 13%, respectively, of total gross merchandise volume (“GMV”) facilitated through our platform. For fiscal year ended June 30, 2024, Pay-in-X and 0% APR installment loans represented 15% and 11%, respectively, of total GMV facilitated through our platform. This revenue model incentivizes us to help our merchants convert sales and increase AOV through the commerce and technology solutions offered by our platform.

From consumers, we earn interest income on the interest-bearing installment loans that we originate or purchase from our originating bank partners. Interest rates charged to our consumers vary depending on several factors including transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. The interest-bearing transactions we facilitate only include simple interest. Because consumers are not charged deferred or compounding interest or late fees, we are not incentivized to profit from our consumers’ mistakes or misfortunes. For the fiscal years ended June 30, 2025 and 2024, interest-bearing monthly installment loans represented 72% and 74%, respectively, of total GMV.

We also facilitate the issuance of the Affirm Card, a debit card that can be used physically or virtually and which allows consumers to link a bank account to pay in full, or apply to pay over time for their purchase through the Affirm App. Similarly, we also facilitate the issuance of one-time-use virtual cards directly to consumers through our App, allowing them to shop with merchants that are not integrated with Affirm. Merchants may also elect to use the virtual card as a method to facilitate the offering of installment loans to allow their customers to pay over time. Merchants are charged an interchange fee for each successful card transaction, and a portion of this revenue is shared with us by our card-issuing partners.

For the fiscal year ended June 30, 2025 we have facilitated consumer purchases of $36.7 billion in GMV.

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

Consumer features

•Affirm at Checkout. When purchasing from one of our partner merchants, consumers can choose Affirm as a payment method, giving them the option to pay over time with terms ranging from weeks to years. We monitor merchants’ creditworthiness, consumer complaints and dispute rates, changes in consumer repayment behavior, and other data to give consumers the confidence that merchants integrated with Affirm are committed to delivering honest and delightful experiences.

•Consumer-first borrowing. Our products make it easy for consumers to apply for a loan and complete a quick, real-time eligibility check. If approved, consumers receive either monthly or one to four 0% APR installments, where they pay no interest, or interest-bearing monthly installment loans, where they pay fixed amounts of interest that do not compound. We underwrite each transaction individually and do not charge late fees. Our proprietary risk model has consistently outperformed traditional credit models, enabling us to better help eligible consumers finance their purchases. Under this model, consumers do not pay more than what they agreed to at checkout, even if they miss or are late on a payment.

•Affirm Marketplace. Our Affirm App and website provide tailored and exclusive offers from merchants based on consumers’ preferences. Consumers can apply at affirm.com or via the Affirm App and, upon approval, receive a one-time-use virtual card to use online or in-store. During the fiscal year ended June 30, 2025, 24% of our transactions occurred on the Affirm marketplace.

•Affirm Card. Affirm Card allows consumers to link a bank account to pay in full, or apply to pay over time through the Affirm App. Users can take advantage of an in-app post-purchase feature that allows them to instantly apply for an installment loan for any eligible debit transaction. Consumers can also apply for a pre-purchase installment loan via the Affirm App and, upon approval, use the Affirm Card online or in-store to complete their purchase. Consumers can transact either via a physical debit card or a virtual debit card.

•Affirm Money Account. Through the Affirm App and in partnership with Cross River Bank, we offer an FDIC-insured, high-yield savings account, with no minimum deposit requirements or fees.

Merchant features

•Affirm at Checkout. Our direct Application Programming Interface (API) provides a simple and compliant solution that allows merchants to easily incorporate Affirm into their payment and product pages with minimal investment. The integration process is supported by extensive developer documentation and a dedicated team to assist with any issues. Once integrated, merchants can achieve incremental sales, expand their target markets, and increase customer conversion, while Affirm handles the regulatory aspects of the loans facilitated through our platform.

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

•Merchant dashboard and analytics. Our merchant dashboard provides a robust user interface through which each merchant can view transaction data, manage charges, and manage their merchant account, while also offering insightful analytics and a client success team to help them understand product performance and optimize conversion and consumer acquisition costs.

•Affirm App and marketplace. Merchants also have access to the Affirm App, which provides a marketplace that allows them to efficiently reach consumers through featured placements and personalized advertisements.

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

•Our costs decrease as a percentage of GMV as our consumer ecosystem expands. For example, the additional data we have on repeat consumers enables us to make better underwriting decisions and therefore generally results in lower provision for credit losses and processing and servicing expenses from repeat consumers than from first time consumers. For the fiscal years ended June 30, 2025 and 2024, 94% and 92%, respectively, of the transactions facilitated through our platform were driven by repeat consumers.

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

Our technology is built to handle the immense scale of our data-driven operations — we are capable of processing thousands of checkouts per minute, often relaying underwriting decisions within seconds. Our machine learning-based risk models are calibrated and validated on an extensive amount of data from over 343 million loans, and are custom built to effectively detect fraud, price risk, and provide customized recommendations. We consider data beyond traditional credit scores, such as transaction history and credit usage, and our own repayment history, to predict repayment ability, and leverage this with real-time response data.

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

Our continuously-learning risk model benefits from increasing scale. As data from new transactions are incorporated into our risk algorithms, we are able to more effectively assess a given credit profile. This process is further enhanced by a constant feedback loop that allows us to monitor performance against our predictions and quickly adjust risk, as needed.

Our ability to quickly assess, price, and manage risk enables us to generate high quality assets that attract funding sources and generate predictable servicing and interest income as consumers repay over time. Our risk model is designed to comply with our originating bank partners’ credit policies and underwriting procedures and is designed to support lower fraud rates and higher approval rates compared to traditional credit underwriting models.

For more information on how our risk model automates the underwriting process for our originating bank partners, see “— Regulatory Environment — State and provincial licensing requirements and regulation.”

Deep capital markets expertise

We believe our capital management strategy is a key competitive differentiator, enabling us to effectively scale our network, support GMV growth across our ecosystem, and efficiently recycle equity capital. Our diverse and durable funding model consists of four primary channels — warehouse credit facilities, programmatic issuance of term and revolving securitization transactions (including revolving securitizations via Affirm’s master trust), pass-through loan sales, and forward flow loan sale arrangements. Within each channel, we endeavor to maximize our financial flexibility by partnering with a broad spectrum of counterparty profiles including depository institutions, investment banks, strategic investment funds, pension funds, asset managers, and insurance companies. By maintaining access to a diversified array of long-term funding sources and leveraging our proprietary underwriting process at the point-of-sale, we are able to monetize high-quality financial assets at scale.

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

We believe that our competitive advantages position us favorably to succeed in the market. However, many of our competitors are substantially larger than we are, which may give those competitors advantages we do not have at present, such as a more diversified product offering, a larger consumer and merchant base, the ability to reach more consumers and potential consumers, operational efficiencies, the ability to cross-subsidize their offerings through their other business lines, more versatile technology platforms, broad-based local distribution capabilities, and lower-cost funding. Our potential competitors may also have longer operating histories, more extensive and broader consumer and merchant relationships, and greater brand recognition and brand loyalty than we have.

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

Expand solutions for merchants and consumers

•Innovate on new consumer product solutions. To expand consumers' purchasing power, deliver personalized benefits through AdaptAI (Affirm’s AI-powered personalized promotion platform), and help them discover the best offers, we are delivering a new generation of financial products and experiences designed to meet their evolving needs.

•Increase merchant feature functionality. To help merchants improve their conversion rates, AOVs, and customer satisfaction, we are delivering new tools, experiences, and channels designed to strengthen their customer acquisition strategies.

Increase Consumer Transaction Frequency and In-store Usage

We have demonstrated how our solutions can successfully enable and accelerate commerce for larger and considered purchases. We aim to continue driving repeat use of our platform as we serve consumers beyond their initial purchase via our consumer-centric tools and offerings, and the increased diversity of merchants on our network. We believe expanding into consumers’ daily and in-store spending will be key in driving repeat usage and will position us to increase engagement with both consumers and merchants. Affirm Card is an important component of this strategy because consumers using Affirm Card to date often have a higher transaction frequency per user and greater in-store usage. If successful, we believe that this strategy will lead to increased transaction volume on our platform, as well as the expansion of our consumer and merchant network. As of June 30, 2025, we had approximately 5.8 transactions per active consumer, an increase of approximately 20% compared to June 30, 2024 and an increase of 52% compared to June 30, 2023.

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

Expand to new markets

Our platform is broadly available to merchants and eligible consumers in the United States, Canada and the United Kingdom (“U.K.”), and we expect to continue expanding internationally in both western Europe and Australia. We believe merchants and consumers anywhere can benefit from a more transparent, fair, and honest way to engage in commerce, and we see an opportunity to generate value in many new markets around the world through our platform.

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

•Fraud detection capabilities. To assess transaction fraud risk, we first seek to establish the consumer’s identity using basic information. The consumer is then evaluated by our fraud model, and we will then either move forward in the approval flow, or request additional data from the consumer. Our sophisticated fraud models utilize approximately 200 other data points in order to make a near-instantaneous decision on whether to block a transaction. There are also secondary rules that, when triggered, are designed to send a transaction to fraud investigators.

•Credit check capabilities. Our risk model takes five top-of-mind data inputs from the user and turns them into a total of over 500 data points in order to assess the credit risk of new consumers. Our algorithms model out the repayment probability on a month-to-month basis, and combine these probabilities with the term length, purchase size, merchant, and item being purchased, in order to price and score risk. In the vast majority of cases, we can complete these checks and calculations in a matter of seconds, automating the underwriting process pursuant to our originating bank partners’ underwriting policies. We use application and transaction data to train our model, including data from approximately 343 million loans.

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

Sales and Marketing

Our marketing strategy includes brand marketing, communications, and co-marketing campaigns that we collaborate on with merchants and partners. We have historically relied on the strength of our merchant relationships and positive user experience to develop our brand and grow our network. We have achieved significant merchant and consumer adoption without investing heavily in sales and marketing. We are focused on the effectiveness of sales and marketing spending. We also utilize dedicated sales teams to grow our merchant base and leverage strategic partnerships with other platforms to expand our merchant and consumer base.

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

Human Capital Resources

Our employees

As of June 30, 2025, we had a total of 2,206 employees, primarily located in the United States. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Distinctive culture that sets us apart

We believe our culture gives us a long-term, sustainable competitive advantage. Affirm is purpose-built from the ground up, and our employees, who have named themselves “Affirmers,” are deeply committed to delivering honest financial products that improve lives. Five core values permeate every part of Affirm — which includes our people, products, and business:

•People come first. We consider our impact on people’s lives before we think about our own interests. This means that we do not and will not take advantage of our consumers. Unlike much of the consumer lending industry, we do not capitalize on consumer misfortunes through practices such as late fees and deferred or compounding interest. Our success is aligned with our consumers’ success. In fact, we depend on it.

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
In service of our high performance culture, we strive to attract and retain employees with a broad range of backgrounds, experiences, and skills, which we believe are important as we scale our business and strengthen Affirm's culture. Our Diversity and Inclusion Steering Committee (“DISC”) is an internal committee made up of senior leaders from across Affirm. DISC’s overarching purpose is to advance belonging and inclusion in order to create an environment where individuals from all backgrounds can thrive and everyone has an equal opportunity to succeed.

Our board of directors’ role in human capital resource management

Our board of directors believes that human capital management is an important component of our continued growth and success, and is helpful to our ability to attract, retain, and develop talented and skilled employees. We pride ourselves on a culture that respects co-workers and values concern for others. Management regularly reports to our board of directors on human capital management topics, including corporate culture, safety, employee development, and compensation and benefits. Our board of directors provides input on important decisions, including with respect to safety, talent retention and development.

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

Regulatory Environment

We operate in a rapidly evolving regulatory environment and are subject to extensive regulation, both directly and indirectly, by way of our partnership with our originating bank partners, under U.S. federal law, the laws of Canada and the U.K., and the laws of the states and provinces in which we operate, among others. These laws cover all aspects of our business and include privacy laws, consumer protection laws, and contractual obligations. We could become subject to additional legal or regulatory requirements if laws or regulations change in the jurisdictions in which we operate. These could include the need to obtain new and different types of licenses in order to conduct our business, such as for lending, brokering, servicing, collections, or money transmission. For more information on the risks relating to our regulatory environment, see the section titled “Risk Factors – Risks Related to Our Regulatory Environment.”

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

Certain states, provinces, and localities have adopted laws regulating and requiring licensing, registration, notice filing, or other approval by parties that engage in certain activity regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances, debt collection or servicing, and/or purchasing or selling consumer loans. We have also received inquiries from regulatory agencies regarding requirements to obtain licenses from or register with those jurisdictions, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. We are also subject to licensing requirements, supervision, and examination by applicable regulatory authorities in the jurisdictions in which we may service loans, solicit or offer loans, or originate loans directly through our platform, and we have obtained or are in the process of obtaining necessary licenses in the jurisdictions in which we do so. Licensing statutes vary from state to state and prescribe different requirements, including but not limited to: restrictions on loan origination and servicing practices (including limits on the type, amount, and manner of fees), solicitation activities, interest rate limits, disclosure requirements, periodic examination requirements, surety bond and minimum specified net worth requirements, periodic financial reporting requirements, notification requirements for changes in principal officers, stock ownership or corporate control, restrictions on advertising, and requirements that loan forms be submitted for review. The application of state and provincial licensing requirements to our business model is not always clear, and while we believe we are in material compliance as of June 30, 2025 with applicable licensing requirements, regulators may request or require that we obtain additional licenses or other authorizations in the future, which may subject our business to additional restrictions or requirements.

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

U.K. regulatory oversight

In addition to the U.S. and Canada, we provide a similar lending service in the U.K. through our U.K. subsidiary, Affirm U.K. Limited. Affirm U.K. Limited is authorized and regulated by the U.K. Financial Conduct Authority (“FCA”) and carries out regulated activity in the U.K. The FCA has statutory objectives that direct how it operates. The FCA’s strategic objective is to ensure that the relevant markets function well. The FCA’s operational objectives are (a) securing an appropriate degree of protection for consumers, (b) protecting and enhancing the integrity of the U.K. financial system, and (c) promoting effective competition in the interests of consumers. The FCA regulates and supervises Affirm U.K. Limited’s consumer credit activities. The FCA adopts a pre-emptive approach to supervision based on making forward-looking judgments about a firm’s business model, product strategy and how the business is run. The FCA has a range of supervisory tools available to it, including (but not limited to) meetings with management, desk-based reviews, making recommendations and on-site inspections. The laws and regulations applicable to consumer credit activities are subject to interpretation and change and we continue to monitor this on an ongoing basis.

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

We are also subject to regulation by the Consumer Financial Protection Bureau (“CFPB”) under the Dodd-Frank Act and other acts described herein, and we are subject to the CFPB’s supervision and enforcement authority with respect to our compliance with these requirements as a facilitator, servicer, acquirer, or originator of consumer credit. As such, the CFPB has in the past requested reports concerning our organization, business conduct, markets, and activities, and the CFPB may continue to do so from time to time in the future. Additionally, the CFPB’s supervision of us enables it, among other things, to conduct comprehensive and rigorous examinations to assess our compliance with consumer financial protection laws, which could result in investigations, enforcement actions, regulatory fines and mandated changes to our business products, policies and procedures.

The CFPB, through its supervision and enforcement authority, could increase our compliance costs, potentially hinder our ability to respond to marketplace changes, impose requirements to alter products and services that would make them less attractive to consumers and impair our ability to offer products and services profitably. The CFPB is authorized to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties.

Also, where a company has violated Title X of the Dodd-Frank Act or CFPB regulations under Title X, the Dodd-Frank Act empowers state attorneys general and state regulators to bring civil actions for the kind of cease and desist orders available to the CFPB (but not for civil penalties). In May 2022, the CFPB issued an Interpretive Rule to clarify the authority of states to enforce federal consumer financial protections laws under the Consumer Financial Protection Act of 2010. However, on May 15, 2025, the CFPB rescinded this interpretive rule.

It is possible that federal regulators could promulgate rulemakings and bring enforcement actions that materially impact our business and the business of our originating bank partners. These regulators may augment requirements that apply to loans facilitated by our platform, or impose new programs and restrictions and could otherwise revise or create new regulatory requirements that apply to us (or our bank partners), impacting our business, operations, and profitability.

On May 22, 2024, the CFPB issued an Interpretive Rule, “Truth in Lending (Regulation Z); Use of Digital User Accounts to Access Buy Now, Pay Later Loans,” under the Truth in Lending Act (the “Interpretive Rule”) that extended to Buy Now, Pay Later (BNPL) providers certain requirements applicable to credit card providers. The Interpretive Rule was effective on July 30, 2024. However, on June 2, 2025, the CFPB subsequently confirmed retraction of the Interpretive Rule in its status report to the Court in the case brought by the trade group challenging the interpretive rule. Fin. Tech. Ass'n v. Consumer Fin. Prot. Bureau, No. 1:24-cv-2966-ACR, Status Report (D.D.C. June 2, 2025). The CFPB also previously announced in a blog post that it would “not prioritize enforcement actions taken on the basis of the [Interpretive Rule].” Consumer Fin. Prot. Bureau, CFPB Announcement Regarding Enforcement Actions Related to Buy Now, Pay Later Loans (May 6, 2025).

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

Intellectual Property

Intellectual property and proprietary rights are important to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand. However, these laws, agreements, and procedures provide only limited protection. As of June 30, 2025, we owned 23 registered trademarks and 1 trademark applications in the United States, 101 registered trademarks and 19 trademark applications in various foreign jurisdictions, and 27 issued patents, 36 pending patent applications in the United States, and 64 pending patent applications in various foreign jurisdictions.

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

•The success of our business depends on our ability to work with originating bank partners to enable effective underwriting of loans facilitated through our platform and accurately price credit risk. We currently rely on Celtic Bank and Lead Bank to originate substantially all of the loans facilitated through our platform. In addition, we have relationships with a small number of card issuing bank partners to issue the Affirm Card. If any of our agreements with Celtic Bank, Lead Bank and/or our card issuing bank partners are terminated, and we are unable to replace such agreements, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

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

•Expansion into new international geographies presents a variety of challenges and risks.

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

Our ability to retain and grow our relationships with our commercial partners depends on the willingness of commercial partners to partner with us. The attractiveness of our platform to commercial partners depends upon, among other things and as applicable: the size of our consumer base; our brand and reputation; the amount of fees that we charge; our ability to sustain our value proposition to commercial partners for consumer acquisition by demonstrating higher conversion at checkout and increased AOV; the attractiveness to commercial partners of our technology and data-driven platform; services, products and financial terms offered by competitors; and our ability to perform under, and maintain, our commercial agreements. Furthermore, having a diversified mix of commercial partners is important to mitigate risk associated with changing consumer spending behavior, economic conditions and other factors that may affect a particular type of commercial partner or industry.

Our continued success also is dependent on our ability to successfully grow and develop relationships with our commercial partners, particularly early-stage relationships with large e-commerce retailers and platforms such as Apple Pay. The pace of development, integration and rollout of these early-stage relationships is often unpredictable and is generally not within our control. Many of our agreements with our commercial partners are non-exclusive and lack any transaction volume commitments. Accordingly, these commercial partners may have, or may enter into in the future, similar agreements with our competitors, which could adversely affect our ability to drive the level of transaction volume and revenue growth that we seek to achieve or to otherwise satisfy the high expectations of our investors and financial analysts relating to those relationships. While some of our agreements with our commercial partners have provided for a period of exclusivity, those periods may be limited in duration, and we may not be able to negotiate extensions of those exclusivity periods on reasonable terms, if at all. If an exclusivity period with a commercial partner lapses, we may experience a decrease in GMV with the commercial partner, which may adversely impact our results of operations. In addition, our agreements with our commercial partners generally have terms that range from approximately 12 months to 36 months (with a majority auto-renewing), and some of our partners can terminate these agreements without cause upon 30 to 90 days’ prior written notice. We may, therefore, be compelled to renegotiate our agreements with commercial partners from time to time, possibly upon terms significantly less favorable to us than the terms included in our existing agreements with those commercial partners.

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

We operate in a highly competitive and dynamic industry. Our technology platform faces competition from a variety of players, including those who enable transactions and commerce via digital payments. Our primary competition consists of: legacy payment methods, such as credit and debit cards, including those provided by card issuing banks such as Synchrony, J.P. Morgan Chase, Citibank, Bank of America, Capital One, Bread Financial and American Express; technology solutions provided by payment companies such as Visa and MasterCard; mobile wallets such as PayPal; other pay-over-time solutions offered by companies such as Block and Klarna; and pay-over-time offerings by legacy financial and payments companies, including those mentioned above. Additionally, some merchants are increasingly offering proprietary pay-over-time options to consumers. We expect competition to intensify in the future, especially as the pay-over-time industry has low barriers to entry, both as emerging technologies continue to enter the marketplace and as large financial incumbents increasingly seek to innovate the services that they offer to compete with our platform. Technological advances and the continued growth of e-commerce activities have increased consumers’ accessibility to products and services and led to the expansion of competition in digital payment options such as pay-over-time solutions. Our pay-over-time offerings are increasingly presented alongside competitor options, including merchants’ proprietary pay-over-time options, at checkout, and we expect this trend to continue.

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

The concentration of a significant portion of our business and transaction volume with a limited number of commercial partners, or type of partner or industry, exposes us disproportionately to any of those commercial partners choosing to no longer partner with us or choosing to partner with a competitor, to the economic performance of those partners or industry or to any events, circumstances, or risks affecting such partners or industry. In addition, a material modification in the production levels (including supply chain issues impacting component parts of products sold by our commercial partners), the imposition of tariffs on global trade and/or financial operations of any significant commercial partner could affect the results of our operations, financial condition, and future prospects.

We currently rely on a small number of originating bank partners, including Celtic Bank and Lead Bank (“Primary Originating Banks”), to originate substantially all of the loans facilitated through our platform, and a single issuing bank partner, Evolve Bank & Trust (“Card Issuing Bank”), to issue the Affirm Card. If our relationship with any of our Primary Originating Banks or our Card Issuing Bank terminates, or if any Primary Originating Bank or our Card Issuing Bank were to suspend, limit, or cease its operations or loan origination activities, as applicable, for any reason, and we are unable to engage another originating bank partner or card issuing bank partner on a timely basis or at all, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

As of the end of fiscal 2025, we relied on two Primary Originating Banks to originate a majority of the loans facilitated through our platform and to comply with various federal, state, and other laws, with the balance of the loans facilitated on our platform being originated directly under our lending, servicing, and brokering licenses in Canada and across various states in the United States through our consolidated subsidiaries. Our Primary Originating Banks originate substantially all partner bank originated loans facilitated through our platform. In addition, as of the end of fiscal 2025, we relied on a single Card Issuing Bank to issue the Affirm Card, and we had entered into a payments program partnership with Stride Bank to be an additional issuing bank of the Affirm Card upon launch of the program.

Each of our Primary Originating Banks and our Card Issuing Bank handles a variety of consumer and commercial financing programs. The Celtic Bank loan program agreement had an initial three-year term that expired in calendar year 2023. The term automatically renewed for an additional one-year term and will continue to automatically renew in one-year terms thereafter unless either party provides notice of its intent not to renew. The Lead Bank loan program agreement has an initial three-year term which will expire in calendar year 2026. The term will automatically renew for additional one-year terms thereafter unless either party provides notice of its intent not to renew. The Evolve Bank loan program agreement has an initial two-year term that expired in calendar year 2023. The term automatically renewed for an additional one-year term and will continue to automatically renew in one-year terms thereafter unless either party provides notice of its intent not to renew. The Stride Bank loan program agreement has an initial five-year term which will expire in calendar year 2030. The term will automatically renew in one-year terms thereafter unless either party provides notice of its intent not to renew. In addition, upon the occurrence of certain early termination events, either we or any of our Primary Originating Banks or Card Issuing Bank may terminate the respective agreement immediately upon the occurrence of certain termination events.

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

Our solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products, such as the Affirm Card, which offers pay-over-time functionality in the Affirm App, is complex, and we seek to build our own technology using the latest in artificial intelligence (“AI”) and machine learning (together, “AI/ML”), cloud-based technologies, and other tools to differentiate our products and technologies. In addition, our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. We operate in an industry experiencing rapid technological change and frequent product introductions.

We may not be able to make technological improvements as quickly as demanded by our consumers and commercial partners, or we may not be able to accurately predict the demand or growth of our technological investments, which could harm our ability to attract consumers and commercial partners and have a material and adverse effect on our business, results of operations, financial condition, and future prospects. For example, our competitors or other third parties may incorporate AI into their products and services more quickly or more successfully than us, which could impair our ability to compete effectively. In addition, we may not be able to effectively implement new technology-driven products and services, including the Affirm Card or AdaptAI (Affirm’s AI-powered personalized promotion platform), as quickly as competitors or be successful in marketing these products and services to consumers and commercial partners. Moreover, the profile of potential consumers using our new products and technologies also may not be as attractive as the profile of the consumers that we currently serve or have served in the past, which may lead to higher levels of delinquencies or defaults than we have historically experienced. If we are unable to successfully and timely innovate and continue to deliver a superior commercial partner and consumer experience, we could experience reputational damage and decreased demand for our products and technologies and our growth, business, results of operations, financial condition, and future prospects could be materially and adversely affected.

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

Our high-velocity, capital efficient funding model is integral to the success of our commerce platform. To support this model and the growth of our business, we must maintain a variety of funding arrangements, including warehouse credit facilities, securities repurchase agreements, securitization trusts, pass-through securitizations, master trust facilities, and forward flow arrangements with a diverse set of funding sources. If we are unable to maintain access to, or to expand, our network and diversity of funding arrangements, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

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

In addition, our funding sources may reassess their exposure to our industry and either curtail access to uncommitted financing capacity, fail to renew or extend facilities, or impose higher costs to access our funding. While most of our facilities are committed capital, some facilities are uncommitted, which may allow such funding providers to, among other things, reduce available funding limits, subject to certain structural protections (including penalty fees in certain transactions). Further, our debt financing and loan sale forward flow facilities are generally fixed term in nature, with term lengths ranging between one to three years, during which we have access to committed and uncommitted capital pursuant to such facilities. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, we would need to secure additional sources of funding or reduce our operations significantly. The availability and diversity of our funding arrangements depends on various factors and are subject to numerous risks, many of which are outside of our control.

The agreements governing our funding arrangements require us to comply with certain covenants. A breach of such covenants or other events of default under our funding agreements could result in the reduction or termination of our access to such funding, could increase our cost of such funding or, in some cases, could give our lenders the right to require repayment of such funding prior to its scheduled maturity. Certain of these covenants are tied to our consumer default rates, which may be significantly affected by factors, such as economic downturns, inflationary conditions, elevated interest rates and/or general economic conditions, that are beyond our control and beyond the control of individual consumers. In addition, our revolving credit facility contains (a) certain covenants and restrictions that limit our and our subsidiaries’ ability to, among other things: incur additional debt; create liens on certain assets; pay dividends on or make distributions in respect of their capital stock or make other restricted payments; consolidate, merge, sell, or otherwise dispose of all or substantially all of their assets; and enter into certain transactions with their affiliates, and (b) certain financial maintenance covenants that require us and our subsidiaries to not exceed a specified leverage ratio, to maintain a minimum tangible net worth, and to maintain a minimum level of unrestricted cash while any borrowings under the revolving credit facility are outstanding.

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

In recent fiscal years, we have retained more loans on our balance sheet than we have historically, and these loans are funded through our consolidated securitizations and warehouse lines. For these loans and any future loans facilitated through our platform that we purchase from our originating bank partners that may be held for investment on our balance sheet, we bear the entire credit risk in the event of consumer default with respect to these loans. In addition, non-performance, or even significant underperformance, of the loan receivables that we own could have an adverse effect on our business.

Additionally, our funding model relies on a variety of funding arrangements, including warehouse credit facilities, securitization trusts, master trust facilities, and forward flow arrangements with a variety of funding sources. Any significant underperformance of the loans facilitated through our platform may adversely impact our relationship with such funding sources and result in their loss of confidence in us, which could lead to the termination of our existing funding arrangements, which would have a material adverse effect on our business, results of operations, financial condition, and future prospects.

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

Our use and provision of generative AI-powered solutions could lead to operational or reputational damage, competitive harm, legal and regulatory risk and additional costs.

We currently use and expect to continue to use generative AI, a relatively new and emerging technology in the early stages of commercial use, in certain aspects of our business, including our customer service chatbot, which could expose us to additional risks. Generative AI may create inaccurate, incomplete or misleading outputs, reflect unintended biases, or produce other discriminatory or unexpected results, errors or inadequacies, any of which may not be easily detectable. While we have processes and controls in place designed to mitigate the risks associated with using generative AI, including human involvement in the training and monitoring of our AI tools and the alignment of our AI development policies and procedures with guidelines for secure development practices, if the content, analyses, or recommendations that generative AI assists in producing or our products and services are, or are perceived to be, deficient, inaccurate, biased, unethical or otherwise flawed, our reputation, competitive position and business may be adversely affected and we may incur additional costs, including in the form of damages or fines.

To the extent that we do not have sufficient rights to use the data used in, or produced by, the AI tools employed in our business and operations, we may be subject to litigation by the owners of the content or other materials that comprise such data. Further, any content or other output created by us using AI-powered tools may not be subject to copyright protection, which may adversely affect our ability to enforce the intellectual property rights in such content. We have implemented policies and procedures designed to mitigate these risks, including reviewing vendor terms and monitoring AI outputs for potential infringement. However, these measures may not be sufficient to prevent all instances of infringement or loss of IP rights, The rapidly evolving regulatory landscape surrounding AI technologies presents additional risks. New or proposed legislation and regulations across various jurisdictions may impose significant compliance burdens, restrict certain AI applications, or require specific governance frameworks for AI systems. The cost to comply with such laws or regulations could be significant and may increase our operating expenses. Our failure to comply with current or future AI regulations could result in significant penalties, reputational damage, and limitations on our ability to deploy AI-powered solutions. Additionally, we may face challenges in ensuring our AI systems provide sufficient transparency to satisfy regulatory requirements and consumer expectations.

Further, public and regulatory focus on ethical use and data privacy concerns regarding AI could lead to reputational damage if we fail, or are perceived to fail, to align with societal expectations or regulatory standards relating to the use of AI. Such scrutiny may result in financial or other penalties and may also erode customer trust, which is crucial for our brand and long-term success. Although we have taken, and continue to take, steps designed to mitigate the risks associated with the use of AI in our business, including, among other things, engaging with regulatory bodies, investing in AI governance, and fostering transparent and ethical use of AI in our products, solutions and services, our use of AI may present ethical, reputational, technical, operational, legal, competitive and regulatory risks, any of which could adversely affect our business, financial condition, results of operations and future prospects.

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

We currently operate in the United States, Canada, the U.K., Spain and Poland (we do not currently facilitate loans in Spain or Poland) and plan to further expand our business internationally in the future. Managing new and existing international operations, including our planned expansion into the Netherlands, France, Germany and Australia, requires us to comply with new regulatory frameworks and additional resources and controls. International expansion subjects our business to risks associated with international operations, including:

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
•    difficulties in obtaining required licenses and/or authorizations to do business in new countries and territories;
•     compliance with multiple, potentially conflicting, and changing governmental laws and regulations, including those relating to banking, anti-money laundering, securities, employment, tax, privacy, data protection, such as the EU General Data Protection Regulation (GDPR), artificial intelligence, such as the EU Artificial Intelligence Act, and climate disclosure, such as the Corporate Sustainability Reporting Directive (CSRD);
•    compliance with financial system regulations, including the U.K. Financial Conduct Authority;
•    compliance with U.S. and foreign anti-bribery laws, including the Foreign Corrupt Practices Act;
•     difficulties in collecting payments in multiple foreign currencies and associated foreign currency exposure;
•     challenges in obtaining capital in international markets on the same or similar terms as with our U.S. capital markets facilities;

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
In addition to the risks of various taxing jurisdictions stated above, the Organisation for Economic Co-operation and Development (“OECD”) continues to put forth various initiatives, including a framework to implement a global minimum corporate tax of 15% for certain multinational enterprises with global revenues and profits above certain thresholds (referred to as “Pillar Two”). While it is uncertain whether the United States will enact legislation to adopt Pillar Two, certain countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation to implement Pillar Two. As of June 30, 2025, based on the countries in which we do business that have enacted legislation, we do not currently expect Pillar Two to have a material impact on our financial statements. However, this may change as other countries enact similar legislation and further guidance is released.

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

We incurred net income of approximately $52.2 million for the fiscal year ended June 30, 2025 and net losses of approximately $517.8 million and $985.3 million for the fiscal years ended June 30, 2024 and 2023 respectively. As of June 30, 2025 and June 30, 2024, our accumulated deficit was approximately $3.1 billion for both years. Our operating expenses may increase in the future as we seek to continue to grow our business, attract consumers, merchants, funding sources, and additional originating bank partners, and further enhance and develop our products and platform. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. Additionally, we may not realize the operating efficiencies we expect to achieve as a result of our acquisitions. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses.

In August 2025, we announced that we achieved GAAP operating income profitability in the fourth quarter of fiscal 2025. Our ability to operate our business profitably on a GAAP operating income basis is subject to many risks and uncertainties, including the potential for incurring operating expense increases and/or other charges and expenses not reflected in that forecast. If we do not operate the business while maintaining GAAP operating income profitability, our reputation may be harmed and the market price of our Class A common stock could be materially and adversely impacted.

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

We experience seasonal fluctuations in our business as a result of consumer spending and savings patterns. Historically, our GMV has been the strongest during the second quarter of our fiscal year due to increases in retail commerce during the holiday season. Despite these higher GMV levels, in fiscal 2025, 2024 and 2023, we generated less in period revenue as a percentage of GMV during our second fiscal quarter due to the comparatively higher proportion of interest bearing loans originated in the latter half of the period, which typically results in lower merchant network revenue, which is recognized in period, and higher levels of interest income, which is recognized over a longer time horizon. In addition, historically, our loan delinquencies are at their lowest during our fiscal third and fourth quarter, as consumer savings benefit from tax refunds. We expect these seasonal patterns to continue in future periods, and any adverse events that occur during our second fiscal quarter could have a disproportionate effect on our financial results for the fiscal year.

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

In the ordinary course of business, we have been named as a defendant in various legal actions, including arbitrations and other litigation. In addition, we are currently a defendant in a putative securities class action, Kusnier v. Affirm Holdings, Inc., et al., and three related derivative actions, Quiroga v. Levchin, et al., Jeffries v. Levchin, et al., and Vallieres v. Levchin, et al. For more information, refer to Note 8. Commitments and

Contingencies of the accompanying notes to our consolidated financial statements. On July 1, 2025, we reincorporated from the State of Delaware to the State of Nevada (the “Nevada Reincorporation”). It is possible that our decision to pursue the Nevada Reincorporation could result in additional litigation, which, regardless of merit, could cause us to incur additional expense and divert management attention from operating the business. Further, if a court determines that any such litigation has merit, we may be required to pay substantial monetary damages or attorneys’ fees.

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
In addition, a number of participants in the consumer finance industry have been the subject of putative class action lawsuits; state attorney general actions and other state regulatory actions; federal regulatory enforcement actions, including actions relating to alleged unfair, deceptive, or abusive acts or practices; violations of state licensing and lending laws, including state interest rate limits; actions alleging discrimination on the basis of race, ethnicity, gender, or other prohibited bases; and allegations of noncompliance with various state and federal laws and regulations relating to originating and servicing consumer finance loans. The current regulatory environment, increased regulatory compliance efforts, and enhanced regulatory enforcement have resulted in significant operational and compliance costs and may prevent us from providing certain products and services. There is no assurance that these regulatory matters or other factors will not, in the future, affect how we conduct our business and, in turn, have an adverse effect on our business. In particular, legal proceedings brought under state consumer protection statutes enforceable by state regulatory agencies or attorneys general or under several of the various federal consumer financial services statutes subject to the jurisdiction of the CFPB and FTC may result in a separate fine for each violation of the statute, which, particularly in the case of class action lawsuits, could result in damages in excess of the amounts we earned from the underlying activities. See “— Risks Related to Our Regulatory Environment.”

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

In March 2022, in response to inflationary conditions, the U.S. Federal Reserve began raising the federal funds interest rate and continued to do so through July 2023. While the U.S. Federal Reserve lowered the federal funds interest rate in the second half of 2024, as of August 2025, the federal funds interest rate remains elevated compared to March 2022 rates, and the timing of additional interest rate cuts, if any, is uncertain. Elevated interest rates have had, and may continue to have, an adverse impact on the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of consumers to remain current on their obligations and, therefore, lead to increased delinquencies, defaults, consumer bankruptcies and charge-offs, and decreasing recoveries, all of which could have an adverse effect on our business. Certain of our funding arrangements bear a variable interest rate. Given the fixed interest rates charged on the loans originated on our platform, in the event that variable interest rates rise across the market, our interest margin earned in these funding arrangements would be reduced. Dramatic increases in interest rates may make these forms of funding nonviable. In addition, certain of our loan sale agreements are repriced on a recurring basis using a mechanism tied to interest rates. To reduce our exposure to broad changes in prevailing interest rates, we maintain an interest rate hedging program which eliminates some, but not all, of the interest rate risk.

Across our diverse funding sources, we make representations and warranties concerning the loans financed pursuant to such agreements. If those representations and warranties are not correct, we could be required to repurchase certain of such loans. Any significant required repurchases would have an adverse effect on our ability to operate and fund our business.

Across our diverse funding sources, including our asset-backed securitizations, warehouse credit facilities, master trust facilities, and forward flow agreements, we make numerous representations and warranties concerning the characteristics of the loans we pledge and/or sell (depending on the type of facility), including representations and warranties that the loans meet certain eligibility requirements of those facilities and investors. If those representations and warranties are incorrect, we may be required to repurchase certain of the financed loans. Failure to repurchase so-called “ineligible loans” when required could constitute an event of default under our financing agreements and lead to the potential termination of the applicable facility. We can provide no assurance, however, that we would have adequate cash or other qualifying assets available to make such repurchases. Such repurchases could be limited in scope, relating to small pools of loans, or larger in scope, across multiple pools of loans. If we were required to make such repurchases and if we do not have adequate liquidity to fund such repurchases, it would have a material adverse effect on our business, results of operations, financial condition, and future prospects.

Our revenue is impacted, to a significant extent, by the general economy, the creditworthiness of the U.S. consumer and the financial performance of our commercial partners.

Our business, the consumer financial services industry, and our commercial partners’ businesses are sensitive to macroeconomic conditions. Economic factors such as interest rates, changes in monetary and related policies, market volatility, inflationary conditions, the imposition of tariffs on global trade, student loan obligations, consumer confidence, and unemployment rates are among the most significant factors that impact consumer spending behavior. Weak economic conditions or a significant deterioration in economic conditions, including the current inflationary environment, the possibility of a recession, and uncertainty relating to the magnitude, duration and impact of tariffs on global trade, reduce the amount of disposable income consumers have, which in turn reduces consumer spending and the willingness of qualified consumers to take out loans. Such conditions are also likely to affect the ability and willingness of consumers to pay amounts owed under the loans facilitated through our platform, each of which would have an adverse effect on our business, results of operations, financial condition, and future prospects.

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

Our ability to collect on loans is dependent on the consumer’s continuing financial stability, and consequently, collections can be adversely affected by a number of factors, including job loss, divorce, death, illness, or personal bankruptcy. Furthermore, the application of various federal and state laws, including federal and state bankruptcy and debtor relief laws, may limit the amount that can be recovered on the loans. It is possible that a higher percentage of consumers will seek protection under bankruptcy or debtor relief laws as a result of macroeconomic factors, including the current inflationary environment, the possibility of a recession and market volatility. Federal, state, or other restrictions could impair our ability to collect amounts owed and due on the loans facilitated through our platform, reduce income received from the loans facilitated through our platform, or negatively affect our ability to comply with our current financing arrangements or obtain financing with respect to the loans facilitated through our platform.

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

Increased scrutiny from regulators, investors and other stakeholders regarding our sustainability responsibilities, strategy and related disclosures could result in additional costs or risks and adversely impact our reputation, employee retention, and willingness of consumers and merchants to do business with us.

Regulators, investor advocacy groups, certain institutional investors, investment funds, stockholders, consumers and other market participants have focused increasingly on the “sustainability” practices of companies, and companies are facing increasing and evolving scrutiny from customers, regulators, investors, employees, and other stakeholders, as well as from the media (including social media), related to their sustainability practices and disclosure. These parties have placed increased importance on the implications of the social cost of their investments. We may incur additional costs and require additional resources as we prepare for enhanced climate disclosure requirements from regulators, such as California, and as we otherwise evolve our sustainability strategy, practices and related disclosures. If our sustainability strategy, practices and related disclosures, including the impact of our business on climate change, do not meet (or are viewed as not meeting) regulator, investor or other industry stakeholder expectations and standards, which continue to evolve, our brand, reputation and employee retention may be negatively impacted, and we may face negative impacts from consumers who do not support our sustainability strategy, practices and disclosure.

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

We have significant third-party partners that, among other things, provide us with financial, technology, and other services to support our products and other activities, including, for example, credit ratings and reporting, cloud-based data storage and other IT solutions, and payment processing. The CFPB and prudential regulators have issued guidance stating that institutions under their supervision may be held responsible for the actions of the companies with which they contract. Accordingly, we could be adversely impacted to the extent our third-party partners fail to comply with the legal requirements applicable to the particular products or services being offered.

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

Most of our third-party partner agreements are terminable by the third-party on little or no notice, and if our current third-party partners were to terminate their agreements with us or otherwise stop providing services to us on acceptable terms, we may be unable to procure alternatives from other vendors in a timely and efficient manner and on acceptable terms (or at all). If any third-party partner fails to provide the services we require, fails to meet contractual requirements (including compliance with applicable laws and regulations), fails to maintain adequate data privacy controls and electronic security systems, or suffers a cyber-attack or other security breach, such as the Evolve Bank & Trust cybersecurity incident reported in June 2024, we could be subject to CFPB, FTC and other federal and state regulatory enforcement actions, claims from third parties, including our consumers, and suffer economic and reputational harm that could have an adverse effect on our business. Further, we may incur significant costs to resolve any such disruptions in service, which could adversely affect our business.
For example, certain installment loans are originated by our originating bank partners and then disbursed to merchants via one-time-use virtual cards facilitated through our partnership with an issuer processor. This issuer processor issues one-time-use virtual cards through an issuing bank partner, which allow loans facilitated through our platform to be processed over the card network. Such loans facilitated through our platform can be used at merchants where we are not integrated at checkout, allowing consumers to complete purchases with virtual cards just as they would with a standard credit or debit card. In the event that our issuer processor becomes unable or unwilling to facilitate the disbursements to merchants and we are unable to reach an agreement with another third-party partner, such loans would no longer be able to be facilitated through our platform.

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

Instability at financial institutions, such as those publicly reported in 2023, may have an adverse effect on our business. Financial services institutions are interrelated with our business as a result of trading, clearing, counterparty or other relationships. We routinely execute transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks and other institutions. Many of these transactions expose us to credit risk in the event of a default by a counterparty. In addition, our credit risk may be exacerbated when collateral cannot be foreclosed upon or is liquidated at prices not sufficient to recover the full amount of the credit or derivative exposure due. Any such losses could adversely affect our business, financial condition and results of operations.

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

Any real or perceived errors, failures, bugs, or defects in the software may not be found until our consumers use our platform and could result in outages or degraded quality of service on our platform that could adversely impact our business (including through causing us not to meet contractually required service levels), as well as negative publicity, loss of or delay in market acceptance of our products and services, and harm to our brand or weakening of our competitive position. In such an event, we may be required, or may choose, to expend significant additional resources in order to correct the problem. For example, in the second half of fiscal year 2025, we reallocated significant resources to prioritize system stability and reduce outages, which may delay certain strategic objectives, including the launch of products or services and our launch in certain international jurisdictions, and adversely affect our business, results of operations, financial condition, and future prospects.

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

In addition, the U.S., Canadian, U.K. and other international governments, states, and provinces may pass new laws, or may amend existing laws, to further regulate the consumer finance industry or loans of the type provided through our platform, or to reduce the finance charges or other fees that may be imposed with respect to consumer loans. This could make the provision and collection of consumer loans more difficult or costly, which may negatively impact our business.

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

We offer an FDIC-insured, interest-bearing savings account, which is provided by Cross River Bank, on the Affirm App. Under the terms of our program agreement with Cross River Bank as well as the deposit account agreements between participating consumers and Cross River Bank, the savings account is opened and maintained by Cross River Bank. We act as the service provider to, among other things, facilitate communication between consumers and Cross River Bank via the Affirm App. We are not an FDIC-insured bank; however, we believe our savings account program, including applicable records maintained by us and Cross River Bank, complies with all applicable requirements for each participating consumer’s deposits to be covered by FDIC insurance, up to the applicable maximum deposit insurance amount. However, if the FDIC were to disagree (e.g., because we and Cross River Bank have not adequately evidenced participating consumers’ ownership of each account), the FDIC might not recognize consumers’ claims as covered by deposit insurance in the event Cross River Bank fails and enters receivership proceedings under the Federal Deposit Insurance Act (“FDIA”). If the FDIC were to determine that consumers’ claims as covered by deposit insurance, or if Cross River Bank were to actually fail and enter receivership proceedings under the FDIA (regardless of whether the deposits are covered by FDIC insurance), participating consumers may withdraw their funds, which could adversely affect our brand, business, results of operations, financial condition, and future prospects.

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

States and consumer advocacy groups are highly focused on potential discrimination resulting from the use of machine learning and "black-box" algorithms.

We face the risk that one or more of the variables included in our loan decisioning model may be deemed a proxy for a protected characteristic such as race, ethnicity, or sex in violation of anti-discrimination laws, and therefore need to be revised or eliminated to ensure compliance with ECOA and recent state legislation related to AI/ML decisions. We may also be required to support the variables used in our loan decisioning model with documented, legitimate business justifications in the event the model results in a disproportionate effect on applicants or consumers of certain demographic groups. In addition, our use of machine learning in our models could inadvertently discriminate against protected groups, which could result in private or state litigation. Although we may review our models for potential discrimination, we may be unable to identify and eliminate all practices or variables causing the discrimination, resulting in residual fair lending risk.

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

Further, as of June 30, 2025, Max Levchin, our Founder, Chairman and Chief Executive Officer, held substantial voting power of our outstanding capital stock. As a stockholder, Mr. Levchin is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.

Transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, except certain transfers to entities, to the extent the transferor retains sole dispositive power and exclusive voting control with respect to the shares of Class B common stock, and certain other transfers described in our articles of incorporation. In addition, all shares of Class B common stock will automatically convert into shares of Class A common stock upon the occurrence of certain events described in our articles of incorporation. Conversions of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.

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
In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including: variations in our quarterly or annual results of operations; additions or departures of key management personnel; the loss of an originating bank partner or key funding sources or commercial partner; adverse economic conditions resulting in decreased consumer demand; the growth and development of key commercial partner relationships, including our relationship with Amazon and Apple Pay; material cybersecurity incidents; and changes in our earnings estimates (if provided). Also, the publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry, adverse announcements by us or others and developments affecting us, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, actions by institutional stockholders, and increases in market interest rates that may lead investors in our shares to demand a higher yield, could result in the significant decrease of the market price of shares of our Class A common stock.

Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares that we may file for ourselves or our stockholders. In addition, as of June 30, 2025, we had stock options and restricted stock units outstanding that, if fully exercised or settled, would result in the issuance of an aggregate of 39,122,013 shares of our Class A common stock. All of the shares of our Class A common stock issuable upon the exercise of stock options and settlement of restricted stock units, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.

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

Our articles of incorporation authorize us to issue additional shares of Class A common stock and rights relating to Class A common stock for the consideration and on the terms and conditions established by our board of directors in its sole discretion, whether in connection with acquisitions or otherwise. Any Class A common stock or securities convertible into shares of our Class A common stock that we issue from time to time, including in connection with a financing, acquisition, investment or under any equity incentive plans or otherwise that we may adopt in the future, will dilute your percentage ownership.
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

Nevada law and certain provisions of our articles of incorporation and bylaws could make a merger, tender offer, or proxy contest difficult, thereby adversely affecting the market price of our common stock.

Our status as a Nevada corporation and the anti-takeover provisions of the Nevada Revised Statutes (the “NRS”) may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of two years after the person becomes an interested stockholder, even if a change of control would be beneficial to our stockholders. In addition, our articles of incorporation and bylaws contain provisions that may make the acquisition of our company more difficult, including the following:

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

•     certain amendments to our articles of incorporation require the approval of 66 2/3% of the then-outstanding voting power of our capital stock;

•     our bylaws provide that the affirmative vote of 66 2∕3% of the then-outstanding voting power of our capital stock, voting as a single class, is required for stockholders to amend or adopt any provision of our bylaws;

•     our stockholders may only take action at a meeting of stockholders and not by written consent;

•     vacancies on our board of directors may be filled only by our board of directors and not by stockholders;

•     no provision in our articles of incorporation or bylaws provides for cumulative voting, which limits the ability of minority stockholders to elect director candidates;

•     only our chairman of the board of directors, our chief executive officer, or a majority of the board of directors are authorized to call a special meeting of stockholders;

•      our bylaws provide that certain litigation against us can only be brought in Nevada;

•     nothing in our articles of incorporation precludes future issuances without stockholder approval of the authorized but unissued shares of our Class A common stock;

•     our articles of incorporation authorizes undesignated preferred stock, the terms of which may be established and shares of which may be issued, without the approval of the holders of our capital stock;

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

Our bylaws contain exclusive forum provisions for certain claims, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our bylaws, to the fullest extent permitted by law, provide that, unless we consent in writing to the selection of an alternative forum, the Eighth Judicial District Court of the State of Nevada is the sole and exclusive forum for any actions, suits or proceedings, whether civil, administrative or investigative (i) brought in our name or right or on our behalf, (ii) asserting a claim of breach of a fiduciary duty owed by any of our current or former directors, officers, stockholders, employees or agents or fiduciaries to us or our stockholders, (iii) for any internal action (as defined in NRS 78.046), including any action asserting a claim pursuant to any provision of the NRS or our articles of incorporation or bylaws, (iv) to interpret, apply, enforce or determine the validity of our articles of incorporation or bylaws or (v) asserting a claim governed by the internal affairs doctrine of the State of Nevada. This provision does not apply to suits brought to enforce any duty or liability created by the Securities Act, or rules and regulations thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities is deemed to have notice of and consented to our exclusive forum provisions, including the federal forum provision. Additionally, our stockholders cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These provisions may limit our stockholders’ ability to bring a claim in a judicial forum they find favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers, and other employees and agents. Alternatively, if a court were to find the choice of forum provision contained in our bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results and financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We have established a cybersecurity program, informed by the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”), that is designed to safeguard our information systems against cybersecurity threats. This program incorporates a variety of processes and cybersecurity tools designed to assess, identify and manage material risks from cybersecurity threats.

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

ITEM 2. PROPERTIES.

We lease office space under operating leases with various expiration dates through 2032. We do not own any real property. Our corporate headquarters are located in San Francisco, California. We also have leased office space in other locations, including New York, New York; Pittsburgh, Pennsylvania; Chicago, Illinois; and Toronto, Ontario. We do not own any real property. We believe that our facilities are adequate to meet our current needs.

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

Holders of Record

As of August 22, 2025, there were 205 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of August 22, 2025, there were 124 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends for the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fourth quarter of 2025.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (“Form 10-K”). You should review the section titled “Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context otherwise requires, all references in this Report to “Affirm,” the “Company,” “we,” “our,” “us,” or similar terms refer to Affirm Holdings, Inc. and its subsidiaries. A discussion regarding our financial condition and results of operations for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended June 30, 2024 compared to the fiscal year ended June 30, 2023 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2024.
Overview

We are building the next generation payment network. We believe that by using modern technology, strong engineering talent, and a mission-driven approach, we can reinvent payments and commerce. Our solutions, which are built on trust and transparency, are designed to make it easier for consumers to spend and save responsibly and with confidence, easier for merchants and commerce platforms to convert sales and grow, and easier for commerce to thrive.
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

	Year ended June 30,			2025 vs 2024		2024 vs 2023
	2025	2024	2023	$	%	$	%
	(in thousands, except percentages)
Total revenue, net	$3,224,412	$2,322,999	$1,587,985	$901,413	39%	$735,014	46%
Total operating expenses	3,311,685	2,938,846	2,788,847	372,839	13%	149,999	5%
Operating loss	$(87,273)	$(615,847)	$(1,200,862)	$528,574	86%	$585,015	49%
Other income, net	148,737	100,320	211,617	48,417	48%	(111,297)	(53)%
Income (loss) before income taxes	$61,464	$(515,527)	$(989,245)	$576,991	112%	$473,718	(48)%
Income tax expense (benefit)	9,279	2,230	(3,900)	7,049	316%	6,130	(157)%
Net income (loss)	$52,186	$(517,757)	$(985,345)	$569,943	110%	$467,588	(47)%
Our Financial Model

Our Revenue Model
We have three main loan product offerings: Pay-in-X, 0% annual percentage rate (“APR”) monthly installment loans and interest-bearing monthly installment loans. Pay-in-X primarily consists of short-term payment plans with one to four 0% APR installments.
From merchants, we typically earn a fee when we help them convert a sale and facilitate a transaction. Merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering; we generally earn larger merchant fees on 0% APR financing products. For the years ended June 30, 2025, 2024, and 2023, Pay-in-X represented 14%, 15%, and 19%, respectively, of total GMV facilitated through our platform while 0% APR installment loans represented 13%, 11%, and 13%, respectively.

From consumers, we earn interest income on the simple interest loans that we originate or purchase from our originating bank partners. Interest rates charged to our consumers vary depending on the transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. Because our consumers are never charged deferred or compounding interest, late fees, or penalties on the loans, we are not incentivized to profit from our consumers’ hardships. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from one of our originating bank partners or our direct origination of a loan. For the years ended June 30, 2025, 2024, and 2023, interest bearing loans represented 72%, 74%, and 68% of total GMV facilitated through our platform, respectively.
In order to accelerate our ubiquity, we facilitate the issuance of one-time-use virtual cards directly to consumers through our app, allowing them to shop with merchants that may not yet be fully integrated with Affirm. Similarly, we also facilitate the issuance of the Affirm Card, a card that can be used physically or virtually and which allows consumers to link a bank account to pay in full, or pay later by accessing credit through the Affirm App. When these cards are used over established card networks, we earn a portion of the interchange fee from the transaction.
Our Loan Origination and Servicing Model
When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model. Once approved for the loan, the consumer then selects their preferred repayment option. A portion of these loans are funded and issued by our originating bank partners, which include Cross River Bank, an FDIC-insured New Jersey state-chartered bank, Celtic Bank, an FDIC-insured Utah state-chartered industrial bank, and Lead Bank, an FDIC-insured Missouri state-chartered bank. These partnerships allow us to benefit from our partners’ ability to originate loans under their banking licenses while complying with various federal, state, and other laws. Under this arrangement, we must comply with our originating bank partners' credit policies and underwriting procedures, and our originating bank partners maintain ultimate authority to decide whether to originate a loan or not. When an originating bank partner originates a loan, it funds the loan through its own funding sources and may subsequently offer and sell the loan to us. Pursuant to our agreements with these partners, we are obligated to purchase the loans facilitated through our platform that such partner offers us and our obligation is secured by cash deposits. To date, we have purchased all of the loans facilitated through our platform and originated by our originating bank partners. When we purchase a loan from an originating bank partner, the purchase price is equal to the outstanding principal balance of the loan, plus a fee and any accrued interest. The originating bank partner also retains an interest in the loans purchased by us through a loan performance fee that is payable by us on the aggregate principal amount of a loan that is paid by a consumer. Refer to Note 13. Fair Value of Financial Assets and Liabilities of the accompanying notes to our consolidated financial statements for more information on the performance fee liability.

We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada, the U.K., and across most states in the U.S. through our consolidated subsidiaries. We directly originated approximately $6.3 billion, or 17%, $4.5 billion, or 17%, and $3.7 billion, or 18% of loans for the years ended June 30, 2025, 2024 and 2023, respectively.
We act as the servicer on all loans that we originate directly or purchase from our originating bank partners and earn a servicing fee on loans held by third parties, including bank partners prior to loan purchase and third-party loan buyers if subsequently sold as part of our funding strategy. In the normal course of business, we do not sell the servicing rights on any of the loans. To allow for flexible staffing to support overflow and seasonal traffic, we partner with several sub-servicers to manage consumer care, first priority collections, and third-party collections in accordance with our policies and procedures.
Factors Affecting Our Performance
Our performance has been and may continue to be affected by many factors, including those identified below, as well as the factors discussed in the section titled “Risk Factors” in this Form 10-K.
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, variable funding notes, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. As of June 30, 2025 and June 30, 2024, our equity capital as a percentage of our total platform portfolio was 4% and 5%, respectively. The mix of on-balance sheet and off-balance sheet funding is a function of how we choose to allocate loan volume, which is determined by the economic arrangements and supply of capital available to us, both of which may also impact our results in any given period.
Mix of Business on Our Platform
The shifts in merchant volumes and products offered in any period affect our operating results. These shifts impact GMV, revenue, our financial results, and our key operating metric performance for that period. Differences in loan product mix result in varying loan terms, APRs, and payment frequencies.
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
Macroeconomic Environment
We regularly monitor the direct and indirect impacts of the current macroeconomic conditions on our business, financial condition, and results of operations. Since 2022, the U.S. Federal Reserve has maintained an elevated federal funds interest rate. Despite the Federal Reserve’s decision to begin to decrease the federal funds interest rate in September 2024, uncertainty remains as to whether and to what extent the federal funds interest rate will remain at current levels, increase or decrease in future periods. Simultaneously, economic uncertainty and unpredictability, including the prospect of economic recession and the magnitude, duration and impact of tariffs on global trade, has impacted and may continue to impact consumer spending. These challenges have affected, and may continue to affect, our business and results of operations in the following ways:
•Shifts in consumer demand: Over the past two fiscal years, we have experienced varying levels of consumer demand across different categories of merchandise. This is due to economic uncertainty and unpredictability, recessionary concerns, inflationary pressures and elevated interest rates. If macroeconomic conditions deteriorate in future periods, consumer demand may be negatively impacted.

•Increased borrowing costs: The Federal Reserve began decreasing the federal funds interest rate in late 2024, leading to a decline in our average funding costs. However, the overall interest rate environment remains elevated compared to historical levels, and there is continued uncertainty as to whether and to what extent the Federal Reserve may decrease the federal funds rate further in the future. As a result, we may continue to experience higher transaction costs.

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

These loan modification programs also impact our delinquency rates, and such impact can vary over time. As disclosed in Note 4. Loans Held for Investment and Allowance for Credit Losses in the notes to the consolidated financial statements, in fiscal 2024, we expanded the eligibility of our loan modification programs, which resulted in a modest benefit to delinquency rates for loans held for investment during that period. The volume of loan modifications during the fiscal year ended June 30, 2025 decreased compared to the fiscal year ended June 30, 2024. Loans modified during the fiscal years ended June 30, 2025 and 2024, represent 0.17% and 0.64%, respectively, of the outstanding principal balance of loans held on our balance sheet. Our reported delinquency and charge off rates include loans which have become past due or have charged off subsequent to modification. An unknown percentage of loans which have been modified and are current as of June 30, 2025 may become delinquent or charge off in the future. We continue to evaluate the effectiveness of these programs and may modify, expand, or contract their usage, which may affect the timing of reported delinquencies and charge offs in future periods.
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
U.S. Income Tax Developments
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law, which included certain modifications to U.S. tax law. The Company is currently evaluating the future impact of these provisions of the Act on our Consolidated Financial Statements.
Additionally, if our recent trend of pretax earnings continues, we may have sufficient positive evidence to conclude that a significant portion of our valuation allowance is no longer needed. The timing and amount of any valuation allowance release is subject to change based on multiple factors, including our profitability and the extent to which we believe we can sustain it over time. The release of any portion of the valuation allowance would result in the recognition of certain deferred tax assets with a potential corresponding decrease to income tax expense for the period in which the release is recorded, which would represent a non-cash benefit.
Key Operating Metrics

We focus on several key operating metrics to measure the performance of our business and help determine our strategic direction. In addition to revenue, net income (loss), and other results under U.S. GAAP, the following tables set forth key operating metrics we use to evaluate our business.

	June 30, 2025	June 30, 2024	June 30, 2023
	(in billions)
Gross merchandise volume (GMV)	$36.7	$26.6	$20.2
GMV
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the year ended June 30, 2025, GMV was $36.7 billion, which represented an increase of approximately 38% from $26.6 billion for the year ended June 30, 2024, and an increase of approximately 81% from $20.2 billion for the year ended June 30, 2023. Overall, the increase in GMV was driven by growth in several key areas including our top five merchants and platform partners, our direct to consumer products, including Affirm Card, and overall increases in our active merchant base, active consumers and average transactions per consumer.
During the year ended June 30, 2025, GMV growth was diversified across categories and loan products, primarily driven by our general merchandise and electronics categories as well as our 0% APR installment loans. For the year ended June 30, 2025, GMV from 0% APR installment loans was $4.7 billion which represented an increase of approximately 63% from $2.9 billion for the year ended June 30, 2024.

The top five merchants and platform partners as of June 30, 2025 and 2024 represented approximately 47% of total GMV. The top five merchants and platform partners as of June 30, 2023 represented approximated 42% of total GMV. For the years ended June 30, 2025, 2024, and 2023, GMV attributable to Amazon represented 22%, 21% and less than 20%, respectively, of total GMV.

	June 30, 2025	June 30, 2024	June 30, 2023
	(in thousands, except per consumer data)
Active consumers	23,003	18,713	16,469
Transactions per active consumer	5.8	4.9	3.9
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who completes at least one transaction on our platform during the 12 months prior to the measurement date.
As of June 30, 2025, we had approximately 23.0 million active consumers, which represented an increase of 23% compared to approximately 18.7 million as of June 30, 2024, and 40% compared to approximately 16.5 million as of June 30, 2023. The increase was primarily due to a high retention rate of existing consumers, as well as continued adoption of the Affirm Card, and the acquisition of new consumers through an expansion in active merchants and platform partnerships.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date.
As of June 30, 2025, we had approximately 5.8 transactions per active consumer, an increase of 20% compared to June 30, 2024 and an increase of 52% compared to June 30, 2023. The increase was primarily due to platform growth, a higher frequency of repeat users driven by consumer engagement, and growth of Affirm Card active consumers. As of June 30, 2025, Affirm Card represented approximately 10% of the total number of transactions compared to approximately 8% and 2% as of June 30, 2024 and 2023, respectively.

Results of Operations

The following tables set forth selected consolidated statements of operations and comprehensive income (loss) data for each of the periods presented:

	Year ended June 30,			2025 vs 2024		2024 vs 2023
	2025	2024	2023	$ Change	% Change	$ Change	% Change
	(in thousands)
Revenue
Merchant network revenue	$882,658	$674,607	$507,600	$208,051	31%	$167,007	33%
Card network revenue	231,308	151,401	119,338	79,907	53%	32,063	27%
Total network revenue	1,113,966	826,008	626,938	287,958	35%	199,070	32%
Interest income (1)	1,608,221	1,204,355	685,217	403,866	34%	519,138	76%
Gain on sales of loans (1)	381,622	197,153	188,341	184,469	94%	8,812	5%
Servicing income	120,602	95,483	87,489	25,119	26%	7,994	9%
Total revenue, net	3,224,412	2,322,999	1,587,985	901,413	39%	735,014	46%
Operating expenses (2)
Loss on loan purchase commitment	242,264	180,395	140,265	61,869	34%	40,130	29%
Provision for credit losses	616,683	460,628	331,860	156,055	34%	128,768	39%
Funding costs	425,451	344,253	183,013	81,198	24%	161,240	88%
Processing and servicing	457,849	343,249	257,343	114,600	33%	85,906	33%
Technology and data analytics	589,723	501,857	615,818	87,866	18%	(113,961)	(19)%
Sales and marketing	434,847	576,405	638,280	(141,558)	(25)%	(61,875)	(10)%
General and administrative	545,053	525,291	586,398	19,762	4%	(61,107)	(10)%
Restructuring and other	(184)	6,768	35,870	(6,952)	(103)%	(29,102)	(81)%
Total operating expenses	3,311,685	2,938,846	2,788,847	372,839	13%	149,999	5%
Operating loss	$(87,273)	$(615,847)	$(1,200,862)	$528,574	86%	$585,015	49%
Other income, net	148,737	100,320	211,617	48,417	48%	(111,297)	(53)%
Income (loss) before income taxes	$61,464	$(515,527)	$(989,245)	$576,991	112%	$473,718	(48)%
Income tax expense (benefit)	9,279	2,230	(3,900)	7,049	316%	6,130	(157)%
Net income (loss)	$52,186	$(517,757)	$(985,345)	$569,943	110%	$467,588	(47)%

(1)Upon purchase of a loan from our originating bank partners at a price above the fair market value of the loan or upon the origination of a loan with a par value in excess of the fair market value of the loan, a discount is included in the amortized cost basis of the loan. For loans held for investment, this discount is amortized over the life of the loan into interest income. For loans held for sale, when a loan is sold to a third-party loan buyer or off-balance sheet securitization trust, the unamortized discount is released in full at the time of sale and recognized as part of the gain or loss on sales of loans. However, the cumulative value of the loss on loan purchase commitment or loss on origination, the interest income recognized over time from the amortization of discount while retained, and the release of discount into gain on sales of loans, together net to zero over the life of the loan. The following table details activity for the discount, included in loans held for investment, for the periods indicated:

	June 30, 2025	June 30, 2024	June 30, 2023
	(in thousands)
Balance at the beginning of the period	$98,527	$96,576	$42,780
Additions from loans purchased or originated, net of refunds	356,398	268,441	259,720
Amortization of discount	(254,964)	(204,654)	(158,703)
Unamortized discount released on loans sold	(97,044)	(60,580)	(46,885)
Impact of foreign currency translation	(233)	(1,256)	(336)
Balance at the end of the period	$102,684	$98,527	$96,576
(2) Amounts include stock-based compensation as follows:

	June 30, 2025	June 30, 2024	June 30, 2023
	(in thousands)
General and administrative	$216,323	$228,334	$239,923
Technology and data analytics	87,707	96,596	181,396
Sales and marketing	16,535	16,374	25,914
Processing and servicing	868	3,207	4,476
Total stock-based compensation in operating expenses	321,433	344,511	451,709
Capitalized into property, equipment and software, net	178,461	126,510	80,108
Total stock-based compensation	$499,894	$471,021	$531,817
Comparison of the Years Ended June 30, 2025 and 2024

Merchant Network Revenue
Merchant network revenue is impacted by both GMV and the mix of loans originated on our platform as merchant fees vary based on loan characteristics. In particular, merchant network revenue as a percentage of GMV typically increases with longer-term, non interest-bearing loans with higher AOVs, and decreases with shorter-term, interest-bearing loans with lower AOVs.
Merchant network revenue for the year ended June 30, 2025 increased by $208.1 million, or 31%, compared to the same period in 2024. The increase is primarily attributed to an increase of $10.0 billion or 38% in GMV for the year ended June 30, 2025. GMV increased from $26.6 billion as of June 30, 2024 to $36.7 billion as of June 30, 2025. GMV from the top five merchants and platform partners as of June 30, 2025, increased 38% compared to the same period in 2024. Our active merchant base and the number of active consumers also grew, reaching approximately 377 thousand and 23.0 million, respectively, as of June 30, 2025, up from approximately 303 thousand and 18.7 million, respectively, as of June 30, 2024.
With respect to the frequency and mix of transactions, the transactions per active consumer increased from 4.9 as of June 30, 2024 to 5.8 as of June 30, 2025. The increase is partially offset by a decrease in AOV. For the year ended June 30, 2025 AOV was $273, down from $292 for the same period in fiscal 2024. The decrease in AOV is driven by the diversification of our merchant base, with accelerated growth in some of our largest interest-bearing merchant programs, and our ongoing initiative to drive repeat usage of our platform beyond one-time high AOV purchases.
Card Network Revenue
Card network revenue for the year ended June 30, 2025 increased by $79.9 million, or 53%, compared to the same period in 2024. Card network revenue growth is correlated with the growth of GMV processed by our issuer processors. As such, the increase is primarily driven by $11.9 billion of GMV processed through our issuer processors, an increase of 45% for the year ended June 30, 2025, as compared to the same period in 2024. This was driven by increased card activity through Affirm Card and our one-time-use virtual debit cards, as well as growth in existing and new merchants utilizing our agreement with card-issuing partners as a means of integrating Affirm services. Card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
Interest Income
Interest income for the year ended June 30, 2025 increased by $403.9 million, or 34%, compared to the same period in 2024. Generally, interest income is correlated with the changes in the average balance of loans held for investment, which increased by 28% to $6.5 billion for the year ended June 30, 2025, compared to the same period in 2024. As a result, interest income from interest-bearing loans increased $380.4 million, or 36%, compared to the same period in 2024.
Gain on Sale of Loans
Gain on sales of loans for the year ended June 30, 2025 increased by $184.5 million, or 94%, compared to the same period in 2024. The increase is driven by higher loan sale volume to third-party loan buyers and favorable transaction economics which are impacted by the composition of our loan portfolio sold and other market factors. We sold loans with an unpaid principal balance of $15.8 billion for the year ended June 30, 2025, compared to $10.2 billion for the year ended June 30, 2024, an increase of 54%.
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

Servicing income for the year ended June 30, 2025 increased by $25.1 million, or 26%, compared to the same period in 2024. The increase was primarily due to an increase in net servicing fee revenue which is calculated as a percentage of the unpaid principal balance of loans owned by third-party loan owners. The average unpaid principal balance of loans owned by third-party loan owners increased from $4.9 billion during the year ended June 30, 2024 to $6.6 billion during the year ended June 30, 2025, an increase of 36%.
Loss on Loan Purchase Commitment
We purchase certain loans from our originating bank partners that are processed through our platform and put back to us by our originating bank partners. Under the terms of the agreements with our originating bank partners, we are generally required to pay the principal amount plus accrued interest for such loans and fees. In certain instances, our originating bank partners may originate loans with zero or below market interest rates that we are required to purchase. In these instances, we may be required to purchase the loan for a price in excess of the fair market value of such loans, which results in a loss. These losses are recognized as loss on loan purchase commitment in our consolidated statements of operations and comprehensive income (loss). These costs are incurred on a per loan basis.

Loss on loan purchase commitment for the year ended June 30, 2025 increased by $61.9 million, or 34%, compared to the same period in 2024, primarily due to an increase in total volume of loans purchased. During the year ended June 30, 2025, we purchased $30.0 billion of loans from our originating bank partners, compared to $21.5 billion in the same period in 2024, representing an increase of 40%. Additionally, 0% APR installment loans represented $4.4 billion of the total loans purchased during the year ended June 30, 2025, an increase of 65% compared to the same period in 2024.
Provision for Credit Losses
Provision for credit losses generally represents the amount of expense required to maintain the allowance for credit losses within our consolidated balance sheet, which represents management’s estimate of future losses. In the event that our loans outperform expectation and/or we reduce our expectation of credit losses in future periods, we may release reserves and thereby reduce the allowance for credit losses, yielding income in the provision for credit losses. The provision is determined based on our estimate of expected future losses on loans originated during the period and held for investment on our balance sheet, changes in our estimate of future losses on loans outstanding as of the end of the period and the net charge-offs incurred in the period.
Provision for credit losses increased by $156.1 million, or 34%, for the year ended June 30, 2025 compared to the same period in 2024, primarily driven by growth in the volume of loans held for investment. For the year ended June 30, 2025, the average balance of loans held for investment was $6.5 billion, an increase of $1.4 billion, or 28%, as compared to the same period in 2024. The allowance for credit losses as a percentage of loans held for investment increased from 5.5% as of June 30, 2024 to 5.6% as of June 30, 2025. The increase in the allowance rate year over year is primarily driven by an increase in loans held on our balance sheet as well as a change in the loan mix when compared to June 30, 2024, in line with expected credit performance.
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
Funding costs for the year ended June 30, 2025 increased by $81.2 million or 24%, compared to the same period in 2024. The increase was primarily due to an increase of funding debt and notes issued by securitization trusts during the year ended June 30, 2025. The average total of funding debt from warehouses and securitizations for the year ended June 30, 2025 was $5.9 billion compared to $4.5 billion during the same period in 2024, an increase of $1.4 billion, or 30%. The increase was also attributable to a larger volume of on-balance sheet loans being retained during the period. The average on-balance sheet loan balance was $6.5 billion for the year ended June 30, 2025, respectively, an increase of 28% compared to $5.1 billion during the same period in 2024.
Processing and Servicing
Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense, salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead.
Processing and servicing expense for the year ended June 30, 2025 increased by $114.6 million, or 33%, compared to the same period in 2024. This increase was primarily driven by an increase in payment processing fees of $69.5 million, or 36%, related to an increase of $8.6 billion, or 36%, in payment volume for the year ended June 30, 2025, compared to the same period in 2024. During the year ended June 30, 2025, our platform fees increased by $29.3 million, or 37%, due to an increase in volume with a large enterprise partner. Additionally, our customer service and collection fee costs increased by $22.5 million, or 47%, compared to the same period in 2024. This is driven by growth in our overall loan portfolio, including both loans held for investment and loans serviced for third parties, due to the increase in the number of consumer transactions. The number of consumer transactions increased by 47% during the year ended June 30, 2025, from continued growth at our merchants and platform partners. The increase was partially offset by a $8.9 million, or 60%, decrease in personnel-related costs, for the year ended June 30, 2025, compared to the same period in 2024, as a result of our reduction in force and cost management plans.
Technology and Data Analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering, product, and credit and analytics employees, as well as the amortization of internally-developed software and technology intangible assets, and our infrastructure and hosting costs.
Technology and data analytics expense for the year ended June 30, 2025 increased by $87.9 million or 18%, compared to the same period in 2024. The increase is primarily driven by amortization of internally-developed software which increased by $64.3 million, or 42%, for the year ended June 30, 2025, compared to the same period in 2024, as a result of an increase in the number of capitalized projects. Capitalized projects in service grew by 78% from approximately 830 projects as of June 30, 2024 to 1,470 projects as of June 30, 2025. Data infrastructure and hosting costs increased by $24.6 million, or 29%, for the year ended June 30, 2025, compared to the same period in 2024, due to a 47% increase in consumer transactions as a result of continued growth at our merchants and platform partners.
Sales and Marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, and costs of marketing and promotional activities.
Sales and marketing expense for the year ended June 30, 2025 decreased by $141.6 million or 25%, compared to the same period in 2024. The decrease was primarily driven by a $135.2 million, or 33%, decrease in Amazon warrant expense during the year ended June 30, 2025, compared to the same period in 2024, primarily due to a portion of the warrants becoming fully vested as of December 2024. Additionally, amortization expense related to the Amazon commercial agreement decreased by $12.2 million, or 37%, during the year ended June 30, 2025, compared to the same period in 2024, primarily due to the renewal of the commercial partnership agreement in February 2024, which extended the amortization period of the commercial agreement asset.
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
General and administrative expense for the year ended June 30, 2025 increased by $19.8 million or 4%, compared to the same period in 2024. The increase is primarily due to increases in employee benefit expenses, professional services, and software and subscriptions.
Other Income, net
Other income, net includes interest earned on our money market funds included in cash and cash equivalents and restricted cash, interest earned on securities available for sale, impairment or other adjustments to the cost basis of equity securities held as cost, gains and losses on derivative agreements not designated within a hedging relationship, amortization of convertible debt issuance cost as well as gains (losses) on extinguishment, revolving credit facility issuance costs, fair value adjustments related to contingent liabilities, and other income or expense arising from activities that are unrelated to our primary business.
Other income, net increased by $48.4 million, or 48%, during the year ended June 30, 2025, compared to the same period in 2024, primarily driven by a $82.4 million gain on the early extinguishment of convertible debt compared to a gain of $12.6 million during the same period in 2024. Additionally, we recognized a gain of $7.7 million on the change in fair value of liabilities, primarily related to our profit sharing liability, during the year ended June 30, 2025, compared to a gain of $3.1 million for the same period in 2024. The increase is partially offset by a loss of $4.3 million related to the fair value of our derivative instruments not designated as hedges, compared to a gain of $4.5 million during the same period in 2024. Additionally, the increase is partially offset by a decrease due to a one-time gain of $7.5 million in other non-operating income, during the year ended June 30, 2024, related to the wind-down of the Returnly business and our partnership with a third-party return provider.
Income Tax Expense (Benefit)
The income tax expense/(benefit) for the year ended June 30, 2025 of $9.3 million changed from $2.2 million for the same period in 2024, an overall increase to income tax expense of $7.0 million, or 316%. This increase to income tax expense was primarily attributable to the increase in pretax book income in certain foreign jurisdictions for the year ended June 30, 2025 and its related income tax effects when compared with the same period in 2024.
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
Our principal sources of liquidity are cash and cash equivalents, available for sale securities, available capacity from warehouse and revolving credit facilities, securitization trusts, forward flow loan sale arrangements, and certain cash flows from our operations. As of June 30, 2025, we had $2.2 billion in cash and cash equivalents and available for sale securities, $5.2 billion in available funding debt capacity, excluding our purchase commitments from third-party loan buyers, and $330.0 million in borrowing capacity available under our revolving credit facility. We believe our principal sources of liquidity are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months.
The following table summarizes our cash, cash equivalents and investments in debt securities (in thousands):

	June 30, 2025	June 30, 2024
Cash and cash equivalents (1)	$1,354,455	$1,013,106
Investments in short-term debt securities (2)	652,491	865,766
Investments in long-term debt securities (2)	218,934	265,862
Cash, cash equivalent and investments in debt securities	$2,225,880	$2,144,734

(1)Cash and cash equivalents consist of checking, money market and savings accounts held at financial institutions and short-term highly liquid marketable securities, including money market funds, agency bonds, commercial paper, and government bonds purchased with an original maturity of three months or less.

(2)Securities available for sale at fair value primarily consist of certificates of deposits, corporate bonds, municipal bonds, commercial paper, agency bonds, and government bonds. Short-term securities have maturities less than or equal to one year, and long-term securities range from greater than one year to less than five years.

Debt
Debt as of June 30, 2025 primarily includes funding debt, notes issued by securitization trusts, convertible senior notes and our revolving credit facilities. A detailed description of each of our borrowing arrangements is included in Note 9. Debt in the notes to the consolidated financial statements.
The following table summarizes the future maturities of our warehouse credit facilities, variable funding notes, sale and repurchase agreements, and notes issued by securitizations trusts as of June 30, 2025.

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2026	$500,000	$183,181
2027	1,850,000	349,798
2028	802,053	592,214
2029	2,354,613	2,383,583
2030	951,026	892,562
Thereafter	5,200,000	2,089,176
Total	$11,657,692	$6,490,514
Warehouse Credit Facilities
Our warehouse credit facilities allow us to borrow up to an aggregate of $4.9 billion, and mature between 2026 and 2032. We may continue to pledge new receivables to allow us to borrow up to the commitment amount throughout the revolving period for each facility. The length of the revolving period, the maximum amount we may borrow against pledged collateral balance during the revolving period, and the length of the amortization period prior to the maturity date varies across borrowing facilities depending on negotiated loan terms. As of June 30, 2025, we have drawn an aggregate of $1.1 billion on our warehouse credit facilities. As of June 30, 2025, we were in compliance with all applicable covenants in the agreements.
We use various credit facilities to finance the origination of loan receivables in Canada. Similar to our U.S. warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by Canadian loan receivables pledged to the respective facility as collateral, maturing between 2028 and 2030. As of June 30, 2025, the aggregate commitment amount of these facilities was $607.7 million on a revolving basis, of which $391.0 million was drawn.
As we continue to expand in new geographies, we intend to add the necessary funding capacity to support our growth objectives.
Variable Funding Note
We have entered into a syndicated revolving loan agreement through a securitization master trust which is utilized to fund the purchase and origination of loans. In connection with the loan agreement, the master trust issued a variable funding note (“VFN”), where borrowings will be secured by loan collateral sold to the master trust. Our VFN allows us to borrow up to an aggregate of $1.4 billion and matures in 2032. As of June 30, 2025, we have drawn an aggregate of $107.4 million on our VFN and have an aggregate of $1.2 billion available. As of June 30,

2025, we were in compliance with all applicable covenants in the agreements.

Sale and Repurchase Agreements
We entered into various sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. These repurchase agreements have a term equaling the contractual life of the securitization notes pledged. We had $31.2 million in debt outstanding under our sale and repurchase agreements disclosed within funding debt in the consolidated balance sheets as of June 30, 2025.
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
Revolving Credit Facility
Our revolving credit facility has an aggregate commitment amount of $330.0 million, with a final maturity date of June 26, 2027. Proceeds from the borrowings under this facility will be used for general corporate purposes in the ordinary course of business. As of June 30, 2025, there are no borrowings outstanding under the facility. The facility contains certain covenants and restrictions, including certain financial maintenance covenants. As of June 30, 2025, we were in compliance with all applicable covenants in the agreements. Refer to Note 9. Debt in the notes to the consolidated financial statements for further details on our revolving credit facility.

Convertible Senior Notes

Our convertible senior notes have an aggregate principal balance of $1.2 billion, and bear no interest, in the case of the 2026 Notes, and 0.75% per year, in the case of the 2029 Notes, which is payable semiannually. The 2026 Notes mature on November 15, 2026, and the 2029 Notes mature on December 15, 2029, in each case unless earlier converted, redeemed, or repurchased in accordance with their terms. Refer to Note 9. Debt in the notes to the consolidated financial statements for further details.

Other Funding Sources
Forward Flow Loan Sale Arrangements
We have forward flow loan sale arrangements that facilitate the sale of whole loans across a diverse third-party investor base. Forward flow arrangements are generally fixed term in nature, with term lengths ranging between one to three years, during which we periodically sell loans to each counterparty based on the terms of our negotiated agreement. As part of our capital strategy, we seek to partner with counterparties that can provide long-term, stable funding to support the ongoing growth and diversification of our loan portfolio.

Cash Flow Analysis

The following table provides a summary of cash flow data during the periods indicated:

	June 30, 2025	June 30, 2024
	(in thousands)
Net cash provided by operating activities	$793,909	$450,138
Net cash used in investing activities	$(1,083,064)	$(1,325,149)
Net cash provided by financing activities	$751,425	$913,149
Operating Activities
Net cash provided by operating activities was $793.9 million for the year ended June 30, 2025. Net profit of $52.2 million was adjusted for the add back of non-cash items and other adjustments by $791.5 million, and changing operating assets net of operating liabilities resulting in a net decrease in operating cash flows of $49.8 million. The non-cash item adjustments are primarily attributable to $616.7 million provision for credit losses, $271.6 million commercial agreement warrant expense, $321.4 million stock-based compensation expense, and $225.1 million depreciation and amortization expense, which were partially offset by $381.6 million gain on sale of loans, and $233.8 million amortization of premiums and discounts on loans. The net decrease in cash from changes in operating assets and liabilities of $49.8 million was primarily driven by an increase in accounts receivable of $85.0 million and a decrease in accrued expenses and other liabilities of $48.9 million partially offset by an increase in accounts payable of $41.8 million and an increase in payable to third-party loan owners of $52.1 million.
Net cash provided by operating activities was $450.1 million for the year ended June 30, 2024. Net loss of $517.8 million was adjusted for the add back of net non-cash items by $1.0 billion, offset by a net decrease in operating cash flows from net changes in our operating assets and liabilities of $63.0 million. The non-cash item adjustments are primarily attributable to $460.6 million provision for credit losses, $406.7 million commercial agreement warrant expense, $344.5 million stock-based compensation expense, and $169.0 million depreciation and amortization expense, which were partially offset by $197.2 million gain on sale of loans and $187.7 million amortization of premiums and discounts on loans. The net decrease in cash from changes in operating assets and liabilities was primarily driven by an increase of accounts receivable of $167.8 million, a decrease in accrued expenses and other liabilities of $55.2 million, which was partially offset by an increase in payable to third-party loans owners of $105.8 million. In addition, cash used for the purchase and origination of loans held for sale was $4.2 billion, which was offset by cash proceeds generated from the sale of loans held for sale of $4.2 billion.
Investing Activities
Net cash used in investing activities was $1.1 billion for the year ended June 30, 2025, which consisted of outflows related to $32.5 billion of purchases and origination of loans held for investment, including originated and purchased loans of $6.1 billion and $26.4 billion, respectively, during the period, $823.9 million of purchases of securities available for sale, and $192.2 million of property, equipment and software additions. Inflows related to $18.7 billion of principal repayments of loans, $12.6 billion of proceeds from sale of loans held for investment, and $1.2 billion of proceeds from maturities of securities available for sale.
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

Financing Activities
Net cash provided by financing activities was $751.4 million for the year ended June 30, 2025, primarily consisted of net cash inflows of $1.6 billion from the new issuance and repayment of notes and residual trust certificates issued by securitization trusts, as well as cash inflows of $903.4 million from the issuance of the 2029 Notes, net of debt issuance costs. This was partially offset by cash outflows of $1.0 billion related to the repurchase and extinguishment of a portion of our 2026 Notes, $250.0 million related to repurchase of common stock shares in connection with the issuance of the 2029 Notes, $262.6 million related to borrowing and repayment of funding debt, and cash outflows of $303.8 million related to taxes paid on vested RSUs.

Net cash provided by financing activities was $913.1 million for the year ended June 30, 2024, primarily consisted of net cash inflows of $1.1 billion from the new issuance and repayment of notes and residual trust certificates issued by securitization trusts as well as net cash inflows of $59.2 million related to borrowing and repayment of funding debt. This was partially offset by net cash outflows of $189.2 million related to taxes paid on vested RSUs.
Contractual Obligations

	Payments Due By Period
	Total	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Funding debt	$1,640,514	$183,181	$942,012	$176,145	$339,176
Notes issued by securitization trusts	4,833,855	—	—	3,093,765	1,740,090
Operating lease commitments (1)	36,380	16,575	8,006	7,367	4,432
Purchase obligations (2)	535,410	125,979	237,043	172,388	—
Convertible senior notes (3)	1,153,000	—	247,880	905,120	—
Total	$8,199,159	$325,735	$1,434,941	$4,354,785	$2,083,698

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
(3)The 2026 and 2029 Notes have a net balance of $247.9 million and $905.1 million, respectively. The 2026 Notes do not bear interest and the 2029 Notes will bear interest at a fixed rate of 0.75% per year, payable semiannually in arrears on June 15 and December 15 of each year. The 2026 and 2029 Notes mature on November 15, 2026 and December 15, 2029, respectively.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, fixed, minimum or variable price provisions, and the approximate timing of the actions under the contracts.
Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in activities that are not reflected within our consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated VIEs, including securitization and forward flow transactions. Across these transactions, ongoing involvement typically includes contractual loan servicing arrangements and loan repurchase obligations in connection with breaches in ordinary course of business representations and warranties.

We have entered into unconsolidated securitization transactions where Affirm is the sponsor and risk retention holder, Affirm could experience a loss of up to 5% of both the senior notes and residual trust certificates. In the unlikely event principal payments on the loans backing any off-balance sheet securitization are insufficient to pay holders of senior notes and residual trust certificates, including any retained interests held by Affirm, then any amounts we contributed to the securitization reserve accounts may be depleted.

Under certain other forward flow loan sale arrangements with third-party loan buyers, we have entered into risk sharing agreements where we may be required to make a payment to the loan buyer or are entitled to receive a payment from the loan buyer, depending on the actual versus expected loan performance as contractually agreed to with the counterparty, and subject to a cap based on a percentage of the principal balance of loans sold.

In addition to risk sharing arrangements, we may hold beneficial interests in certain off-balance sheet VIEs that have been established by third-party loan buyers in connection with structured transactions. These beneficial interests represent our right to receive a portion of the residual cash flows from the underlying loans sold in connection with these transactions.

Risk sharing arrangements and beneficial interests are considered variable interests in the unconsolidated VIEs holding the loan assets transferred, as their value is exposed to the performance of those loans. For off-balance sheet VIEs where we hold variable interest, we have determined that our exposure to transaction economics is insignificant relative to the expected losses or residual returns.

As of June 30, 2025, the aggregate outstanding balance of loans held by third-party investors and off-balance sheet securitizations was $7.8 billion. Refer to Note 10. Securitization and Variable Interest Entities and Note 13. Fair Value of Financial Assets and Liabilities of the accompanying notes to our consolidated financial statements for more information.
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
Loss on Loan Purchase Commitment and Loss on Loan Origination
We purchase certain loans from our originating bank partners that are processed through our platform that our originating bank partner puts back to us. In certain instances, our originating bank partners may originate loans with zero or below market interest rates that we are required to purchase. In these instances, we may be required to purchase the loan for a price in excess of the fair market value of such loans, which results in a loss. These losses are recognized as loss on loan purchase commitment in our consolidated statements of operations and comprehensive income (loss).

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
Allowance for Credit Losses
The allowance for credit losses on loans held for investment is determined based on management’s current estimate of expected credit losses over the remaining contractual term, historical credit losses, consumer payment trends, estimates of recoveries, and future expectations as of each balance sheet date. We immediately recognize an allowance for expected credit losses upon origination of a loan. Adjustments to the allowance each period for changes in our estimate of lifetime expected credit losses are recognized in earnings through the provision for credit losses presented within our consolidated statements of operations and comprehensive income (loss). We have made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables. Previously recognized interest receivable from charged-off loans that is accrued but not collected from the consumer is reversed.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations within the United States, Canada and U.K., and we are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and interest rates. Our market risk exposure is primarily the result of fluctuations in interest rates. Foreign currency exchange rates do not pose a material market risk exposure, as our current operations are primarily in the U.S.
Interest Rate Risk
Our securities available for sale at fair value as of June 30, 2025 included $0.9 billion of marketable debt securities with maturities greater than three months. An increase in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be significant.
Continued volatility in interest rates and inflation, which may persist longer than previously expected, may adversely impact our consumers’ spending levels, and ability and willingness to pay outstanding amounts owed to us. Elevated interest rates may lead to higher payment obligations on our future credit products but also for consumers’ other financial commitments, including their mortgages, credit cards, and other types of loans. Therefore, elevated interest rates may lead to increased delinquencies, charge-offs, and allowances for loans and interest receivable, which could have an adverse effect on our operating results.
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
We maintain an interest rate risk management program which measures and manages the potential volatility of earnings that may arise from changes in interest rates. We use interest rate derivatives to mitigate the effects of changes in interest rates on our variable rate debt, which eliminates some, but not all, of the interest rate risk. Some of these contracts are designated as cash flow hedges for accounting purposes. For those contracts designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in other comprehensive income (loss) and is reclassified into funding costs in the same period the hedged transaction affects earnings. Factoring in the interest rate risk management program and the repricing of investment securities, as of June 30, 2025, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $65.0 million adverse impact on our cash flows associated with our market risk sensitive instruments over the next 12 months. This measure projects the changes in cash flows associated with all assets and liabilities, including derivatives, based on contractual market rate-based repricing conditions over a twelve-month time horizon. It considers forecasted business growth and anticipated future funding mix.

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

To monitor portfolio performance, we utilize a wide range of internal and external metrics to review user and loan populations. Each week, management reviews performance for each consumer segment, typically split by ITACs model score at the time of origination, financial product originated, age of loan, and delinquency status. Internal performance trendlines are measured against external factors such as unemployment, CPI, and consumer sentiment to determine what changes, if any, in risk strategy is warranted.

As of June 30, 2025 and June 30, 2024, we were exposed to credit risk on $7.0 billion and $5.7 billion, respectively, of loans held within our consolidated balance sheet. Loan receivables are diversified geographically. As of both June 30, 2025 and June 30, 2024, approximately 11% of loan receivables related to consumers residing in the state of California. Approximately 10% of loan receivables related to customers residing in the state of Texas as of June 30, 2025 but did not exceed 10% as of June 30, 2024. No other states or provinces exceeded 10%.

In addition, we have credit risk exposure related to certain off-balance sheet loans sold to third parties where we have entered into risk sharing arrangements, retained interests in unconsolidated securitization trusts and our residual interests in structured transactions. As of June 30, 2025 and June 30, 2024, we have sold $8.6 billion and $4.2 billion, respectively, in unpaid principal balance loans which are subject to risk sharing arrangements, of which our maximum exposure to losses was $91.1 million and $81.2 million, respectively. This amount includes our maximum potential loss with respect to risk sharing liabilities of $24.5 million and the fair value of risk sharing assets of $66.6 million, as of June 30, 2025. The fair value of notes receivable and residual trust certificate retained interests in unconsolidated securitization trusts was $75.5 million and $51.7 million as of June 30, 2025 and June 30, 2024, respectively, of which our maximum exposure to losses was $76.9 million and $51.9 million, respectively. The fair value of residual interests in structured transactions was $2.3 million as of June 30, 2025, of which our maximum exposure to losses was $15.6 million.

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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Affirm Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 28, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
The allowance for credit losses (ACL) is a material estimate of the Company. In estimating the ACL, management utilizes a migration analysis of delinquent and current loan receivables. The analysis focuses on the pertinent factors underlying the quality of the loan portfolio. These factors, include historical performance, the age of the receivable balance, customer credit-worthiness, changes in the size and composition of the loan portfolio, delinquency levels, and actual credit loss experience.
We identified the ACL for U.S. and Canada loans as a critical audit matter given the subjective nature and amount of judgment required in developing the estimate. Performing audit procedures to evaluate the reasonableness of the ACL required a high degree of auditor judgment, an increased extent of audit effort, credit specialists, and the need to involve more experienced audit professionals.
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
August 28, 2025
We have served as the Company's auditor since 2020.

AFFIRM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	June 30, 2025	June 30, 2024
Assets
Cash and cash equivalents	$1,354,455	$1,013,106
Restricted cash	401,968	282,293
Securities available for sale at fair value	871,425	1,131,628
Loans held for sale	—	36
Loans held for investment	7,025,534	5,670,056
Allowance for credit losses	(396,929)	(309,097)
Loans held for investment, net	6,628,606	5,360,959
Accounts receivable, net	426,177	353,028
Property, equipment and software, net	572,637	427,686
Goodwill	534,156	533,439
Intangible assets	12,935	13,502
Commercial agreement assets	57,210	104,602
Other assets	295,360	299,340
Total assets	$11,154,929	$9,519,619
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$82,820	$41,019
Payable to third-party loan owners	211,700	159,643
Accrued interest payable	24,465	24,327
Accrued expenses and other liabilities	157,272	147,429
Convertible senior notes, net	1,153,000	1,341,430
Notes issued by securitization trusts	4,833,855	3,236,873
Funding debt	1,622,808	1,836,909
Total liabilities	8,085,919	6,787,630
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 284,378,565 shares issued and outstanding as of June 30, 2025; 3,030,000,000 shares authorized, 267,305,456 shares issued and outstanding as of June 30, 2024	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 40,734,234 shares issued and outstanding as of June 30, 2025; 140,000,000 authorized, 43,747,575 shares issued and outstanding as of June 30, 2024	1	1
Additional paid in capital	6,140,893	5,862,555
Accumulated deficit	(3,056,818)	(3,109,004)
Accumulated other comprehensive loss	(15,069)	(21,565)
Total stockholders’ equity	3,069,009	2,731,989
Total liabilities and stockholders’ equity	$11,154,929	$9,519,619

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

	June 30, 2025	June 30, 2024
Assets of consolidated VIEs, included in total assets above
Restricted cash	$192,638	$145,829
Loans held for investment	6,828,758	5,461,660
Allowance for credit losses	(365,656)	(242,991)
Loans held for investment, net	6,463,101	5,218,669
Accounts receivable, net	3,032	2,961
Other assets	2,558	10,676
Total assets of consolidated VIEs	$6,661,329	$5,378,135
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$2,833	$2,830
Accrued interest payable	23,998	24,220
Accrued expenses and other liabilities	2,797	11,115
Notes issued by securitization trusts	4,833,855	3,236,873
Funding debt	1,592,139	1,794,984
Total liabilities of consolidated VIEs	6,455,621	5,070,022
Total net assets of consolidated VIEs	$205,707	$308,113

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	June 30, 2025	June 30, 2024	June 30, 2023
Revenue
Merchant network revenue	$882,658	$674,607	$507,600
Card network revenue	231,308	151,401	119,338
Total network revenue	1,113,966	826,008	626,938
Interest income	1,608,221	1,204,355	685,217
Gain on sales of loans	381,622	197,153	188,341
Servicing income	120,602	95,483	87,489
Total revenue, net	$3,224,412	$2,322,999	$1,587,985
Operating expenses
Loss on loan purchase commitment	$242,264	$180,395	$140,265
Provision for credit losses	616,683	460,628	331,860
Funding costs	425,451	344,253	183,013
Processing and servicing	457,849	343,249	257,343
Technology and data analytics	589,723	501,857	615,818
Sales and marketing	434,847	576,405	638,280
General and administrative	545,053	525,291	586,398
Restructuring and other	(184)	6,768	35,870
Total operating expenses	3,311,685	2,938,846	2,788,847
Operating loss	$(87,273)	$(615,847)	$(1,200,862)
Other income, net	148,737	100,320	211,617
Income (loss) before income taxes	$61,464	$(515,527)	$(989,245)
Income tax expense (benefit)	9,279	2,230	(3,900)
Net income (loss)	$52,186	$(517,757)	$(985,345)
Other comprehensive income (loss)
Foreign currency translation adjustments	$6,025	$(13,655)	$(8,143)
Unrealized gain (loss) on securities available for sale, net	3,297	6,857	(882)
Gain (loss) on cash flow hedges	(2,826)	656	751
Net other comprehensive income (loss)	6,496	(6,142)	(8,274)
Comprehensive income (loss)	$58,682	$(523,899)	$(993,619)
Per share data:
Net income (loss) per share attributable to common stockholders for Class A and Class B
Basic	$0.16	$(1.67)	$(3.34)
Diluted	$0.15	$(1.67)	$(3.34)
Weighted average common shares outstanding
Basic	322,851,873	309,857,129	295,343,466
Diluted	341,023,566	309,857,129	295,343,466

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares (1)	Amount
Balance as of June 30, 2022	287,365,373	$3	$4,231,303	$(1,605,902)	$(7,149)	$2,618,255
Issuance of common stock upon exercise of stock options	947,792	—	4,593	—	—	4,593
Issuance of common stock in acquisition	—	—	13,674	—	—	13,674
Issuance of common stock, employee share purchase plan	954,475	—	11,482	—	—	11,482
Forfeiture of common stock related to acquisition	(258,905)	—	—	—	—	—
Vesting of restricted stock units	7,849,919	—	—	—	—	—
Vesting of warrants for common stock	—	—	421,934	—	—	421,934
Repurchases of common stock	(12,437)	—	(109)	—	—	(109)
Stock-based compensation	—	—	531,817	—	—	531,817
Tax withholding on stock-based compensation	—	—	(73,844)	—	—	(73,844)
Foreign currency translation adjustments	—	—	—	—	(8,143)	(8,143)
Unrealized loss on securities available for sale	—	—	—	—	(882)	(882)
Unrealized gain on cash flow hedges	—	—	—	—	751	751
Net loss	—	—	—	(985,345)	—	(985,345)
Balance as of June 30, 2023	296,846,217	$3	$5,140,850	$(2,591,247)	$(15,423)	$2,534,183
Issuance of common stock upon exercise of stock options	2,826,973	—	22,922	—	—	22,922
Issuance of common stock, employee share purchase plan	578,222	—	10,217	—	—	10,217
Vesting of restricted stock units	10,801,619	—	—	—	—	—
Vesting of warrants for common stock	—	—	406,714	—	—	406,714
Stock-based compensation	—	—	471,021	—	—	471,021
Tax withholding on stock-based compensation	—	—	(189,169)	—	—	(189,169)
Foreign currency translation adjustments	—	—	—	—	(13,655)	(13,655)
Unrealized gain on securities available for sale	—	—	—	—	6,857	6,857
Unrealized gain on cash flow hedges	—	—	—	—	656	656
Net loss	—	—	—	(517,757)	—	(517,757)
Balance as of June 30, 2024	311,053,031	$3	$5,862,555	$(3,109,004)	$(21,565)	$2,731,989

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY, CONT.
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares (1)	Amount
Balance as of June 30, 2024	311,053,031	$3	$5,862,555	$(3,109,004)	$(21,565)	$2,731,989
Issuance of common stock upon exercise of stock options	4,479,891	—	47,104	—	—	47,104
Issuance of common stock, employee share purchase plan	397,246	—	13,589	—	—	13,589
Issuance of common stock upon exercise of warrants	3,499,453	—	—	—	—	—
Repurchases of common stock	(3,526,590)	—	(250,000)	—	—	(250,000)
Vesting of restricted stock units	9,209,768	—	—	—	—	—
Vesting of warrants for common stock	—	—	271,562	—	—	271,562
Stock-based compensation	—	—	499,894	—	—	499,894
Tax withholding on stock-based compensation	—	—	(303,811)	—	—	(303,811)
Foreign currency translation adjustments	—	—	—	—	6,025	6,025
Unrealized gain on securities available for sale	—	—	—	—	3,297	3,297
Unrealized loss on cash flow hedges	—	—	—	—	(2,826)	(2,826)
Net income	—	—	—	52,186	—	52,186
Balance as of June 30, 2025	325,112,799	$3	$6,140,893	$(3,056,818)	$(15,069)	$3,069,009

(1)The share amounts listed above combine Class A and Class B stock.

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	June 30, 2025	June 30, 2024	June 30, 2023
Cash flows from operating activities
Net income (loss)	$52,186	$(517,757)	$(985,345)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for losses	616,683	460,628	331,860
Amortization of premiums and discounts on loans	(233,799)	(187,709)	(141,075)
Gain on sales of loans	(381,622)	(197,153)	(188,341)
Gain on extinguishment of debt	(82,418)	(12,638)	(89,841)
Changes in fair value of assets and liabilities	7,146	(2,776)	(15,883)
Amortization of commercial agreement assets	47,392	73,070	85,524
Amortization of debt issuance costs	30,389	24,546	20,535
Amortization of discount on securities available for sale	(44,031)	(22,799)	(36,060)
Commercial agreement warrant expense	271,562	406,714	421,934
Stock-based compensation	321,433	344,511	451,709
Depreciation and amortization	225,076	169,044	134,634
Impairment of right of use assets	—	752	1,244
Other	13,703	(25,331)	(8,825)
Change in operating assets and liabilities:
Purchases and origination of loans held for sale	(3,389,953)	(4,212,299)	(6,009,361)
Proceeds from the sale of loans held for sale	3,389,990	4,211,687	6,174,447
Accounts receivable, net	(84,952)	(167,757)	(67,690)
Other assets	(12,175)	31,228	(14,466)
Accounts payable	41,801	12,417	(5,038)
Payable to third-party loan buyers	52,056	105,791	(17,531)
Accrued interest payable	2,386	11,138	7,915
Accrued expenses and other liabilities	(48,943)	(55,169)	(38,165)
Net cash provided by operating activities	793,909	450,138	12,181
Cash flows from investing activities
Purchases and origination of loans held for investment	(32,545,595)	(21,488,547)	(13,586,251)
Proceeds from the sale of loans held for investment	12,572,254	6,058,799	1,582,501
Principal repayments and other loan servicing activity	18,655,657	14,147,034	10,028,452
Acquisition, net of cash and restricted cash acquired	—	—	(16,051)
Additions to property, equipment and software	(192,189)	(159,296)	(120,775)
Purchases of securities available for sale	(823,886)	(986,071)	(1,082,147)
Proceeds from maturities and repayments of securities available for sale	1,215,777	1,136,937	1,537,495
Other investing inflows	99,917	995	4,706
Other investing outflows	(65,000)	(35,000)	(1,000)
Net cash used in investing activities	(1,083,064)	(1,325,149)	(1,653,070)
Cash flows from financing activities
Proceeds from the issuance of convertible notes	920,000	—	—
Proceeds from the issuance of funding debt	21,174,242	12,639,444	6,894,971
Proceeds from issuance of notes and certificates by securitization trust	2,500,000	2,350,000	1,150,000
Principal repayments of funding debt	(21,387,609)	(12,552,937)	(5,801,531)
Principal repayments of notes issued by securitization trust	(900,000)	(1,276,451)	(606,299)
Payment of debt issuance costs	(49,233)	(27,302)	(22,443)
Extinguishment of convertible debt	(1,012,856)	(63,561)	(206,567)
Proceeds from exercise of common stock options and warrants and contributions to ESPP	60,692	33,125	15,768
Payments of tax withholding for stock-based compensation	(303,811)	(189,169)	(73,845)
Repurchases of common stock	(250,000)	—	(109)
Net cash provided by financing activities	751,425	913,149	1,349,945
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,245)	(2,683)	81
Net increase (decrease) in cash, cash equivalents and restricted cash	461,024	35,455	(290,863)
Cash, cash equivalents and restricted cash, beginning of period	1,295,399	1,259,944	1,550,807
Cash, cash equivalents and restricted cash, end of period	$1,756,423	$1,295,399	$1,259,944

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(in thousands)

	June 30, 2025	June 30, 2024	June 30, 2023
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	1,354,455	1,013,106	892,027
Restricted cash	401,968	282,293	367,917
Total cash, cash equivalents and restricted cash	$1,756,423	$1,295,399	$1,259,944

	June 30, 2025	June 30, 2024	June 30, 2023
Supplemental disclosures of cash flow information
Cash payments for interest expense	$404,377	$318,235	$163,191
Cash paid for operating leases	16,575	16,037	16,354
Cash paid for income taxes	2,736	1,187	808
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$178,461	$126,510	$80,108
Securities retained under unconsolidated securitization transactions	84,718	58,507	—
Right of use assets obtained in exchange for operating lease liabilities	6,238	—	494
Issuance of common stock in connection with settlement of contingent consideration liability	—	—	13,674

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

On June 26, 2025, the Company filed a certificate of conversion with the Secretary of State of the State of Delaware and filed articles of conversion and articles of incorporation with the Secretary of State of the State of Nevada, which as of July 1, 2025, effected a change in our jurisdiction of incorporation from Delaware to Nevada (the “Reincorporation”).

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Our financial statements have been prepared on a consolidated basis. Under this basis of presentation, our financial statements consolidate all wholly owned subsidiaries and variable interest entities (“VIEs”), in which we have a controlling financial interest. These include various business trust entities and limited partnerships established to enter into warehouse credit agreements with certain lenders for funding debt facilities and certain asset-backed securitization transactions. All intercompany accounts and transactions have been eliminated in consolidation. Within the consolidated financial statements and tables presented in the accompanying notes, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes.

Our VIE variable interests arise from contractual, ownership, or other monetary interests in the entity, which changes with fluctuations in the fair value of the entity’s net assets. We consolidate a VIE when we are deemed to be the primary beneficiary. We assess whether or not we are the primary beneficiary of a VIE on an ongoing basis.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the use of estimates, judgments and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Material estimates that are particularly susceptible to significant change relate to determination of the allowance for credit losses, capitalized internal-use software development costs, valuation allowance for deferred tax assets, loss on loan purchase commitment, discount on directly originated loans, the evaluation for impairment of intangible assets and goodwill, the fair value of available for sale debt securities including retained interests in our securitization trusts and residual interest in structured transactions, the fair value of risk sharing arrangements, and stock-based compensation. We base our estimates on historical experience, current events, and other factors we believe to be reasonable under the circumstances. To the extent that there are material differences between these estimates and actual results, our financial condition or operating results will be materially affected.

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

Securities Available for Sale

We hold certain investments in marketable debt securities securitization notes receivable and certificates in unconsolidated securitization trusts, and residual interests in structured transactions which are accounted for under ASC Topic 320, “Investments - Debt Securities” (“ASC 320”). We have classified these investments as available for sale, as defined within ASC 320. These investments are held at fair value with changes in fair value recorded in unrealized gain (loss) on securities available for sale, net within other comprehensive income (loss), excluding the portion relating to any credit loss. As of the end of each reporting period, management reviews each security where the fair value is less than the amortized cost to determine whether any portion of the decline in fair value is due to a credit loss and/or whether or not we intend to sell or will be required to sell such security before recovery of its amortized cost basis. The portion of any decline in fair value which management identifies as a credit loss will be recognized as an allowance for credit losses through other income (expense), net. To the extent management intends to sell or may be required to sell a security in an unrealized loss position, we 1) reverse any previously recorded allowance for credit losses with an offsetting entry to reduce the amortized cost basis of the security and 2) write-off any remaining portion of the amortized cost basis to equal its fair value, with this change recorded through other income (expense), net.

Interest income for available for sale securities is recorded within other income (expense), net. We also applied the interest accrual guidance in ASC Topic 325, “Investments - Other” (“ASC 325”) relating to beneficial interests for our investments in securitization notes receivable and certificates in unconsolidated securitization trusts and residual interests in structured transactions. Accordingly, we recognize interest income each period based on the effective interest rate calculated using expected cash flows. Changes in the timing of expected cash flows are accounted for prospectively through an adjustment to interest income. From time to time, depending on our expectation regarding timing of expected cash flows from the investments, we may elect to place certain investments on non-accrual status, where any interest payment received is recorded as a direct reduction of the investment under the cost recovery method.

Available for sale securities initially purchased with less than 90 days until maturity with quoted transaction prices in an active market are classified as cash and cash equivalents.

Loans Held for Investment

We either originate loans directly or purchase our loans from our originating bank partners pursuant to the terms outlined in the respective executed loan sale program agreements between us and our bank partners. Loan receivables that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for investment and are reported at amortized cost, which includes unpaid principal balances, any related premiums including fees paid to our originating bank partners and discounts due to loss on loan purchase commitment for bank partner loans with a fair value below the purchase price, discounts due to loss on directly originated loans with a fair value below loan par at origination, where applicable, adjusted for any charge-offs. The amortized cost is adjusted for the allowance for credit losses within loans held for investment, net.

Loans Held for Sale

We sell certain loans to third-party loan buyers and securitization trusts. At origination a loan is classified as held for sale when the loan is identified as for sale to a third-party loan buyer or to be sold to a securitization trust that is anticipated to be off-balance sheet. Loans classified as held for sale are recorded at the lower of amortized cost or fair value. A loan that is initially designated as held for sale or held for investment may be reclassified when our intent for that loan changes. When a loan held for investment is reclassified to held for sale and reported at fair value, any allowance for the credit loss related to that loan is released and any fair value adjustment to record the loan at the lower of amortized cost or fair value is recorded. Our loans designated as held for sale are generally sold within one to three days of the balance sheet date. Fair value adjustments were not material for loans designated as held for sale as of June 30, 2025 and June 30, 2024.

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

Upon the sale of a loan to a third-party loan buyer or unconsolidated securitization trust in which we retain servicing rights, we may recognize a servicing asset or liability. A servicing asset or liability arises when our contractual servicing fee with a counterparty differs from the adequate compensation rate that would be required by a third-party to service the same portfolio of assets, as defined by ASC 860. Servicing assets and liabilities are measured and recorded at fair value and are presented as a component of other assets or accrued expenses and other liabilities, respectively. The recognition of a servicing asset results in a corresponding increase to gain on sales of loans. The recognition of a servicing liability results in a corresponding decrease to gain on sales of loans. The servicing rights are remeasured at fair value each period, with the subsequent adjustment recognized in servicing income.

In connection with the sale of a loan to a third-party loan buyer or unconsolidated securitization trust we may also recognize a recourse liability in accordance with ASC 460, “Guarantees” (“ASC 460”) as in certain circumstances we may become required to re-purchase loans from third-party investors due to breaches in representations and warranties. The recognition of a recourse liability results in a corresponding decrease to gain on sales of loans. The recourse liability is amortized over the loan term and remeasured each period based on the outstanding loan balance and changes in our expectation of future repurchase obligations. Subsequent remeasurement of the recourse liability is recognized in gain on sale of loans within the consolidated statement of operations and comprehensive income (loss).

In addition, we may recognize a risk share asset or liability in accordance with ASC 860 in certain arrangements with a third-party loan buyer to make a payment to the loan buyer or are entitled to receive a payment from the loan buyer, depending on the actual versus expected loan performance as contractually agreed to with the counterparty, and subject to a cap based on a percentage of the principal balance of loans sold. The recognition of a risk share asset results in a corresponding increase to gain on sale of loans. The recognition of a risk share liability results in a corresponding decrease to gain on sales of loans. The risk share asset and liability are measured at fair value in accordance with ASC 820, “Fair Value Measurements and Disclosures” and remeasured each period based on the changes in inputs and assumptions for our expectation of future obligations. Subsequent remeasurement of the risk share asset and liability is recognized in gain on sale of loans within the consolidated statement of operations and comprehensive income (loss).

Allowance for Credit Losses on Loans Held for Investment

The allowance for credit losses on loans held for investment is determined based on management’s current estimate of expected credit losses over the remaining contractual term, historical credit losses, consumer payment trends, estimates of recoveries, and future expectations on individual loans as of each balance sheet date. We immediately recognize an allowance for expected credit losses upon the origination of a loan. Adjustments to the allowance each period for changes in our estimate of lifetime expected credit losses are recognized in earnings through the provision for credit losses presented within our consolidated statements of operations and comprehensive income (loss). We have made an accounting policy election to not measure an allowance for credit losses for accrued interest receivables. Previously recognized interest receivable from charged-off loans that is accrued but not collected from the consumer is reversed.

In estimating the allowance for credit losses, management utilizes a migration analysis of delinquent and current loan receivables. Migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through various stages of delinquency and to charge-off. The analysis focuses on the pertinent factors underlying the quality of the loan portfolio. These factors include historical performance, the age of the receivable balance, seasonality, customer credit-worthiness, changes in the size and composition of the loan portfolio, delinquency levels, bankruptcy filings and actual credit loss experience. We also take into consideration certain qualitative factors where we adjust our quantitative baseline using our best judgment to consider the inherent uncertainty regarding future economic conditions and consumer loan performance. For example, the Company considers the impact of current economic factors at the reporting date that did not exist over the period from which historical experience was used. As of June 30, 2025, we have considered the impact of Federal Reserve monetary policy, labor market trends, tariffs and inflation.

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

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, affiliate network partners and servicing fees due from third-party loan owners. For each of these groups, we evaluate accounts receivable to determine management’s current estimate of expected credit losses based on historical experience and future expectations and record an allowance for credit losses. Our allowance for credit losses with respect to accounts receivable was $18.8 million and $14.9 million as of June 30, 2025 and June 30, 2024, respectively.

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

We capitalize costs to develop internally developed software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software or website will function and be used as intended. Capitalized internal-use software costs primarily include salaries and payroll-related costs for employees directly involved in the development efforts and fees paid to external consultants. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which range from three to five years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional functionality are capitalized and expensed over the estimated useful life of the upgrades. Capitalized internally developed software costs are included in property, equipment and software, and amortization expense is included in technology and data analytics expense within the consolidated statements of operations and comprehensive income (loss).

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

Identifiable intangible assets include developed technology, merchant relationships, assembled workforce, and trade names resulting from acquisitions, including asset acquisitions. Acquired intangible assets are recorded at fair value on the date of acquisition and amortized over their estimated economic lives on a straight-line basis. Acquired intangible assets are presented net of accumulated amortization within the consolidated balance sheets. We review the carrying amounts of intangible assets for impairment at the asset group level whenever events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable. We measure the recoverability of the asset group by comparing its carrying amount to the future undiscounted cash flows we expect the asset group to generate. If we consider the asset group to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset group exceeds its fair value. In addition, we periodically evaluate the estimated remaining useful lives of long-lived intangible assets to determine whether events or changes in circumstances warrant a revision to the remaining period of depreciation or amortization.

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

Equity Securities Held at Cost

Equity securities held at cost which do not have a readily determinable fair value are measured at cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “measurement alternative”).

Gains and losses on the investment due to observable price changes in orderly transaction for an identical or similar investment of the same issuer or impairment, if any, are recognized in other (expense) income, net within our consolidated statements of operations and comprehensive income (loss) and a new carrying value is established for the investment upon such recognition.

Funding Debt and Debt Issuance Costs

To finance loans we originate directly or that we purchase from our originating bank partners, we borrow from various lenders through collateralized funding arrangements, which include our warehouse and variable funding note credit facilities secured by pledged loans, and sale and repurchase agreements secured by pledging certain retained interests in our off-balance sheet securitizations. These borrowings are carried at amortized cost. Costs incurred in connection with borrowings, such as banker fees, commitment fees and legal fees, are classified as deferred debt issuance costs. We defer these costs and amortize them on a straight-line basis over the expected term of the debt. Interest payments and amortization of debt issuance costs incurred on funding debt is presented as funding costs within the consolidated statements of operations and comprehensive income (loss). Unamortized debt issuance costs are presented as a reduction of the associated debt.

Notes Issued by Securitization Trusts

In connection with our asset-backed securitization program, we sponsor and establish trusts (deemed to be VIEs) to ultimately purchase loans facilitated by our platform. Where we consolidate the securitization trusts, the loans held in the securitization trusts are included in loans held for investment, and the notes sold to third-party investors are recorded in notes issued by securitization trusts within the consolidated balance sheets. We defer and amortize note issuance costs, including banker fees, legal fees and other professional service fees, for consolidated securitization trusts on a straight-line basis over the expected life of the notes. Interest payments and amortization of note issuance costs incurred is presented as funding costs within the consolidated statements of operations and comprehensive income (loss). Unamortized note issuance costs are presented as a reduction of the associated notes.

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

Valuation allowances are provided when necessary to reduce deferred tax assets to the amounts that are more likely than not expected to be realized based on the weighting of positive and negative evidence. Future realization of deferred tax assets ultimately depends on the existence of sufficient taxable income of the appropriate character within the carryback or carryforward periods available under the applicable tax law. We regularly review the deferred tax assets for recoverability based on historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, and tax planning strategies. Should there be a change in the ability to recover deferred tax assets, our income tax provision would increase or decrease in the period in which the assessment is changed.

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

Loss on Loan Purchase Commitment

We purchase certain loans from our originating bank partners that are processed through our platform that our originating bank partner puts back to us. Under the terms of the agreements with our originating bank partners, we are generally required to pay the principal amount plus accrued interest for such loans and fees. In certain instances, our originating bank partners may originate loans with zero or below market interest rates that we are required to purchase. In these instances, we may be required to purchase the loan for a price in excess of the fair market value of such loans, which results in a loss. These losses are recognized as loss on loan purchase commitment within our consolidated statements of operations and comprehensive income (loss). These costs are incurred on a per loan basis.

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

Platform Partners

We have agreements with third-party platform partners through which we obtain access to certain merchant relationships and utilize them as a means of integrating Affirm services. As we maintain separate agreements with platform partners and merchants, the existence of a platform partner does not typically impact our Principal vs. Agent assessment in relation to the Merchant, where we have concluded that we are the Principal to the merchant customer in providing the facilitation of credit services. We make payments to platform partners for each eligible transaction processed through the platform integration. Payments made to platform partners are recorded in processing and servicing expense as incurred within our consolidated statements of operations and comprehensive income (loss).

Sales and Marketing Costs

Sales and marketing costs include the expense related to warrants and other share-based payments granted to our enterprise partners. Refer to Note 6. Balance Sheet Components for more information on these arrangements. Sales and marketing costs also include salaries and personnel-related costs, costs of marketing and promotional activities, and certain losses on loan origination for loans originated by our wholly-owned subsidiaries. A portion of these costs related to general marketing and promotional activities are considered advertising costs within the meaning of ASC Topic 720, “Other Expenses” (“ASC 720”), and are expensed as incurred. Advertising costs totaled $30.8 million, $19.2 million and $22.6 million for the years ended June 30, 2025, 2024, and 2023, respectively.

Derivative Instruments

We use derivative financial instruments (“derivatives”) to manage exposure to variable interest rates. Our primary objective in holding derivatives is to reduce the volatility in cash flows associated with our funding activities arising from changes in interest rates. We do not employ derivatives for trading or speculative purposes.

We use a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risk associated with variable interest rates. ASC Topic 815 “Derivatives and Hedging” (“ASC 815”) requires that an entity recognize all derivative instruments as either assets or liabilities in the statement of financial position at fair value. In accordance with ASC 815, we designate certain derivative instruments as cash flow hedges, while others are not designated as hedges. Certain of our derivative agreements provide for netting arrangements for contracts that settle with the same counterparty, however, we do not offset assets and liabilities under these arrangements for financial statement presentation purposes. As such, the fair values are presented gross within other assets and accrued expenses and other liabilities. Offsetting collateral received by or paid to the counterparty is presented gross within accrued expenses and other liabilities or other assets, as applicable, within the consolidated balance sheet. Cash flows associated with our derivative instruments are reported within cash flows from operating activities in the consolidated statements of cash flows.

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

If the cash flow hedges are deemed to be highly effective, the gain or loss on the cash flow hedges are recorded within other comprehensive income (loss) (“OCI”) and reclassified into earnings when the hedged cash flows are recognized in funding costs within the consolidated statements of operations and comprehensive income (loss). The amount that is reclassified into earnings is presented within the consolidated statements of operations and comprehensive income (loss) within funding costs, the same line item in which the hedged transaction is recognized.

Derivatives Not Designated as Hedges

We have interest rate caps and interest rate swaps that are not designated as hedging instruments. We enter into these contracts to manage interest rate risk. Any changes in the fair value of these financial instruments are reflected in other (expense) income, net, within the consolidated statements of operations and comprehensive income (loss).

Refer to Note 12. Derivative Financial Instruments for additional information on our derivative assets and liabilities.

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

Upon exercise or vesting of a stock-based award, the tax effect of the difference, if any, between the cumulative compensation cost recognized for financial statement purposes and the deduction for income tax purposes, will be recognized as an income tax expense or benefit in the consolidated statement of operations and comprehensive income (loss).

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

The grant-date fair value of market-based equity awards is recorded as stock-based compensation expense on an accelerated attribution method over the requisite service period if the performance-based conditions are considered probable of being satisfied.

Foreign Currency

We have wholly-owned foreign subsidiaries that use the local currency of their respective country as their functional currency. Assets and liabilities of these subsidiaries are translated into U.S. dollars at exchange rates prevailing at the balance sheet dates. Revenue, expenses, and gains or losses of these subsidiaries are translated into U.S. dollars using average exchange rates for each period. Gains and losses resulting from these translations are recorded as a component of accumulated other comprehensive income (loss) (“AOCI”). Gains and losses from the remeasurement of foreign currency transactions into the functional currency are recognized as other income (expense), net, in our consolidated statements of operations and comprehensive income (loss).

Basic and Diluted Net Income (Loss) per Common Share

We calculate net income or loss per share using the two-class method. The two-class method requires income available to common stockholders for the period to be allocated between each class of common stock and participating securities based upon their respective rights to receive dividends as if all income for the period had been distributed. Our convertible senior notes represent participating securities, and net income will be allocated to these securities in any periods during which a portion of the earnings is required to be attributed to the notes.

We calculate basic net income (loss) per share attributable to common stockholders for Class A and Class B common stock by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding in each class for the period.

We calculate diluted net income per share attributable to common stockholders by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding in each class, after giving consideration to the dilutive effect of our stock options, restricted stock units, employee stock purchase plan shares, convertible debt and common stock warrants that are outstanding during the period. In periods where we have generated a net loss, the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

Recently Adopted Accounting Standards

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The new guidance modifies the existing annual and interim segment reporting disclosures. The purpose of the update is to enable investors to better understand an entity’s overall performance and assess potential future cash flows, primarily through enhanced disclosure requirements on significant segment expenses. The ASU is effective for annual reporting periods beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and should be applied retrospectively to all prior periods presented in the financial statements. Early adoption is permitted. The Company adopted the new standard effective June 30, 2025. Refer to Note 19.   Segments and Geographical Information for the enhanced disclosures.

Recent Accounting Pronouncements Not Yet Adopted

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The new guidance is expected to increase transparency and usefulness of income tax disclosures through improvements to the rate reconciliation, income taxes paid, and other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2024 and should be applied on a prospective basis, although retrospective application is permitted. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We are in the process of evaluating the impact of adopting this accounting standard update within our consolidated financial statements and disclosures.

Reporting Comprehensive Income

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”. Subsequent to the issuance of ASU 2024-03, the FASB issued ASU 2025-01 to clarify the effective date of ASU 2024-03. The new guidance requires disclosure, in the notes to the financial statements, specified information about certain income statement costs and expenses for each interim and annual reporting period. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027, and should be applied on a prospective basis, although retrospective application is permitted. Early adoption is permitted. We are in the process of evaluating the impact of adopting this accounting standard update within our consolidated financial statements and disclosures.

Debt with Conversion and Other Options

In November 2024, the FASB issued ASU 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. The new guidance clarifies the requirements for determining whether certain settlements of convertible debt should be accounted for as an induced conversion. The ASU is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods, and should be applied on a prospective basis, although retrospective application is permitted. Early adoption is permitted. We are in the process of evaluating the impact of adopting this accounting standard update within our consolidated financial statements and disclosures.

3.   Revenue

The following table presents our revenue disaggregated by revenue source (in thousands):

	June 30, 2025	June 30, 2024	June 30, 2023
Merchant network revenue	$882,658	674,607	507,600
Card network revenue	231,308	151,401	119,338
Interest income	1,608,221	1,204,355	685,217
Gain on sales of loans	381,622	197,153	188,341
Servicing income	120,602	95,483	87,489
Total revenue, net	$3,224,412	$2,322,999	$1,587,985

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

A portion of merchant network revenue relates to affiliate network revenue, which is generated when a user makes a purchase on a merchant’s website after being directed from an advertisement on Affirm’s website or mobile application. We earn a fixed placement fee and/or commission as a percentage of the associated sale. Revenue is recognized at the point in time when the performance obligation has been fulfilled, which is when the sale occurs. For the years ended June 30, 2025, 2024, and 2023 affiliate network revenue was $123.4 million, $95.8 million, and $68.7 million, respectively.

For the years ended June 30, 2025, 2024, and 2023, there were no merchants that exceeded 10% of total revenue.

Card Network Revenue — Revenue from Contracts with Customers

We have agreements with card-issuing partners to facilitate the issuance of physical and one-time-use virtual cards to be used by consumers at checkout. Prior to purchase, consumers can apply at Affirm.com or via the Affirm App and, upon approval, use a physical or virtual card to complete their purchase online or in-store. Eligible consumers can also use the Affirm Card, a card issued by a card-issuing partner to pay in full or pay later, by using a unique post-purchase feature that allows them to instantly apply for an installment loan for any eligible debit transaction. Where applicable, our originating bank partner, or wholly-owned subsidiaries, then originates a loan to the consumer after the transaction is confirmed by the merchant. The merchant is charged interchange fees for each successful card transaction, and a portion of this revenue is shared with us by our card-issuing partners.

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

Interest Income

Interest income consisted of the following components (in thousands):

	June 30, 2025	June 30, 2024	June 30, 2023
Contractual interest income on unpaid principal balance (1)	$1,423,439	1,043,019	561,192
Amortization of discount on loans	254,964	204,654	158,703
Amortization of premiums on loans	(21,165)	(16,945)	(17,628)
Interest receivable charged-off, net of recoveries (2)	(49,016)	(26,373)	(17,050)
Total interest income	$1,608,221	$1,204,355	$685,217

(1)Contractual interest income on unpaid principal balance, for the year ended June 30, 2025, includes a reduction of $10.9 million and $15.8 million, for the three months ended December 31, 2024, and March 31, 2025, respectively, which were previously reported as $375.9 million and $369.7 million for the same periods. The amounts for the year ended June 30, 2025 are unaffected, and the differences are not material to the current or prior period financial statements.
(2)Interest receivable charged-off, net of recoveries, for the year ended June 30, 2025, includes a reduction of $10.9 million and $15.8 million, for the three months ended December 31, 2024, and March 31, 2025, respectively, which were previously reported as $25.8 million and $27.5 million for the same periods. The amounts for the year ended June 30, 2025 are unaffected, and the differences are not material to the current or prior period financial statements.

We accrue interest income using the effective interest method, which includes the amortization of any discounts or premiums on loan receivables created upon the purchase of a loan from our originating bank partners or upon the origination of a loan. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of June 30, 2025, 2024, and 2023, the balance of loans held for investment on non-accrual status was $6.2 million, $2.6 million, and $1.8 million, respectively.

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

Refer to Note 10. Securitization and Variable Interest Entities for further discussion on transfers of loan receivables and Note 13. Fair Value of Financial Assets and Liabilities for further discussion of risk sharing arrangements.

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

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	June 30, 2025	June 30, 2024
Unpaid principal balance	$7,050,447	$5,697,965
Accrued interest receivable	67,953	62,796
Premiums on loans held for investment	9,818	7,822
Less: Discount due to loss on loan purchase commitment	(75,124)	(63,682)
Less: Discount due to loss on directly originated loans	(27,559)	(34,829)
Less: Fair value adjustment on loans acquired through business combination	(1)	(16)
Total loans held for investment	$7,025,534	$5,670,056

Loans held for investment includes loans originated through our originating bank partners and directly originated loans. Loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $30.0 billion, $21.5 billion, and $16.2 billion for the years ended June 30, 2025, 2024, and 2023, respectively. We directly originated $6.3 billion, $4.5 billion, and $3.7 billion of loans for the June 30, 2025, 2024, and 2023, respectively.

Our portfolio consists of interest bearing and non-interest bearing consumer loans with original term lengths of up to sixty months originated in markets including the U.S., U.K., and Canada, with the majority of loans originated within the U.S. While we view our loan portfolio as a single product segment, unsecured consumer loans, we consider factors such as country of origin, loan product, origination channel, merchant and various borrower characteristics to predict future losses.

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

The following tables present an analysis of the credit quality, by ITACs score, of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination on loans held for investment and loans held for sale as of June 30, 2025 and June 30, 2024 (in thousands):

	June 30, 2025
	Amortized Costs Basis by Fiscal Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
96+	$4,481,684	$257,280	$43,716	$3,328	$61	$10	$4,786,079
94 – 96	1,795,298	51,201	945	145	7	5	1,847,601
90 – 94	248,911	7,357	271	66	4	1	256,610
<90	52,163	950	2	25	2	1	53,143
No score (1)	2,169	2,892	8,142	850	77	19	14,149
Total amortized cost basis	$6,580,225	$319,680	$53,076	$4,414	$151	$36	$6,957,582

	June 30, 2024
	Amortized Costs Basis by Fiscal Year of Origination
	2024	2023	2022	2021	2020	Prior	Total
96+	$3,438,135	$183,210	$10,026	$186	$10	$5	$3,631,572
94 – 96	1,509,125	29,227	463	8	2	4	1,538,829
90 – 94	287,499	3,575	263	3	1	1	291,342
<90	45,009	46	309	2	1	—	45,367
No score(1)	20,680	66,680	12,391	217	94	124	100,186
Total amortized cost basis	$5,300,448	$282,738	$23,452	$416	$108	$134	$5,607,296

(1)This balance represents loan receivables without sufficient data available for use by the Affirm scoring methodology including new markets and certain developing products.

The following table presents net charge-offs by fiscal year of origination as of year ended June 30, 2025 (in thousands):

	June 30, 2025
	Net Charge-offs by Fiscal Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
Current period charge-offs	(205,624)	(324,013)	(20,444)	(1,576)	(237)	(178)	(552,072)
Current period recoveries	7,832	23,229	13,051	5,644	1,140	384	51,280
Current period net charge-offs	$(197,792)	$(300,784)	$(7,393)	$4,068	$903	$206	$(500,792)

Loan receivables are defined as past due if either the principal or interest have not been received within four calendars days of when they are due in accordance with the agreed upon contractual terms. The following table presents an aging analysis of the amortized cost basis excluding accrued interest receivable of loans held for investment by delinquency status (in thousands):

	June 30, 2025	June 30, 2024
Non-delinquent loans	$6,619,285	$5,331,462
4 – 29 calendar days past due	167,175	134,434
30 – 59 calendar days past due	66,831	55,021
60 – 89 calendar days past due	56,554	47,764
90 – 119 calendar days past due(1)	47,737	38,615
Total amortized cost basis	$6,957,582	$5,607,296

(1)Includes $47.6 million and $38.6 million of loan receivables as of June 30, 2025 and June 30, 2024, respectively, that are 90 days or more past due, but are not on non-accrual status.

We maintain an allowance for credit losses at a level sufficient to absorb expected credit losses based on evaluating known and inherent risks in our loan portfolio. The allowance for credit losses reflects our estimate of expected lifetime credit losses, which consider the remaining contractual term, historical credit losses, consumer payment trends, estimated recoveries, and future payment expectations as of each balance sheet date. Adjustments to the allowance for changes in our estimate of lifetime expected credit losses are recognized in earnings through the provision for credit losses presented within our consolidated statements of operations and comprehensive income (loss). When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged off against the allowance for credit losses. Loans are charged off in accordance with our charge-off policy, as the contractual principal becomes 120 days past due. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses.

The following table details activity in the allowance for credit losses, including charge-offs, recoveries and provision for loan losses (in thousands):

	June 30, 2025	June 30, 2024	June 30, 2023
Balance at beginning of period	$309,097	$204,531	$155,392
Provision for credit losses	588,624	439,581	318,188
Charge-offs	(552,072)	(365,711)	(300,058)
Recoveries of charged-off receivables	51,280	30,696	31,009
Balance at end of period	$396,929	$309,097	$204,531

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

The following tables present the amortized cost basis of loans excluding accrued interest receivable that were modified for borrowers experiencing financial difficulty during the years ended June 30, 2025 and 2024, by type of modification (in thousands):

	June 30, 2025	June 30, 2024 (1)
Payment deferral	$11,642	$34,641
Loan re-amortization	225	1,057
Total	$11,867	$35,698
% of total loan receivables outstanding	0.17%	0.64%

(1)Amounts previously disclosed excluded modifications made to borrowers where the loan was less than 30 days delinquent at the time of modification.

With respect to borrowers who received payment deferrals during the years ended June 30, 2025 and 2024, the length of each deferral period was one month.

With respect to borrowers who received a loan re-amortization during the years ended June 30, 2025 and 2024, the payment amount was reduced by half and the term of the loan was extended between one month and twelve months.

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

The following table presents the delinquency status as of June 30, 2025 and June 30, 2024, by amortized cost basis excluding accrued interest receivable, of loan receivables that have been modified within the last 12 months where the borrower was experiencing financial difficulty at the time of modification (in thousands):

	June 30, 2025
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$7,240	$142	$7,382
4 – 29 calendar days past due	1,721	43	1,764
30 – 59 calendar days past due	959	17	976
60 – 89 calendar days past due	867	12	879
90 – 119 calendar days past due	855	11	866
Total amortized cost basis	$11,642	$225	$11,867

	June 30, 2024 (1)
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$19,189	$439	$19,628
4 – 29 calendar days past due	5,028	180	5,208
30 – 59 calendar days past due	2,382	124	2,506
60 – 89 calendar days past due	4,421	153	4,574
90 – 119 calendar days past due	3,621	161	3,782
Total amortized cost basis	$34,641	$1,057	$35,698

(1)Amounts previously disclosed excluded modifications made to borrowers where the loan was less than 30 days delinquent at the time of modification

With respect to modifications during the 12 months preceding June 30, 2025 and June 30, 2024, respectively, where the borrower was experiencing financial difficulty at the time of modification, the amortized cost basis of loans which have been charged off was $6.5 million and $13.3 million, respectively.

5. Acquisitions

During the years ended June 30, 2025 and 2024, there were no acquisitions accounted for as business combinations and there was one acquisition accounted for during the same period in 2023.

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

The following table summarizes the allocation of the consideration paid of approximately $16.3 million to the fair values of the assets acquired and liabilities assumed at the acquisition date (in thousands):

Cash and cash equivalents	$287
Loans held for investment, net	172
Accounts receivable, net	11
Intangible assets	9,243
Other assets	672
Total assets acquired	10,385
Accounts payable	568
Accrued expenses and other liabilities	2,923
Total liabilities assumed	3,491
Net assets acquired	6,894
Goodwill	$9,443
Total purchase price	$16,337

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

The transaction costs associated with the acquisition were approximately $1.8 million for the year ended June 30, 2023, which are included in general and administrative expense in the consolidated statements of operations and comprehensive income (loss).

6.   Balance Sheet Components

Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	June 30, 2025	June 30, 2024
Internally developed software	$987,399	$630,129
Leasehold improvements	21,990	21,023
Computer equipment	9,555	9,827
Furniture and equipment	9,007	8,913
Total property, equipment and software, at cost	$1,027,952	$669,892
Less: Accumulated depreciation and amortization	(455,315)	(242,206)
Total property, equipment and software, net	$572,637	$427,686

Depreciation and amortization expense on property, equipment and software was $223.7 million, $148.2 million and $82.1 million for the years ended June 30, 2025, 2024, and 2023, respectively.

No impairment losses related to property, equipment and software were recorded during the years ended June 30, 2025, 2024, and 2023.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the years ended June 30, 2025 and 2024 were as follows (in thousands):

Balance as of June 30, 2023	$542,571
Adjustments (1)	(9,131)
Balance as of June 30, 2024	$533,439
Adjustments (1)	717
Balance as of June 30, 2025	$534,156

(1)Adjustments to goodwill during the years ended June 30, 2025 and 2024 primarily pertained to foreign currency translation adjustments.

No impairment losses related to goodwill were recorded during the year ended June 30, 2025. During the year ended June 30, 2024, we recognized goodwill disposal losses of $1.0 million included in general and administrative expenses within the consolidated statements of operations and comprehensive income (loss). For the year ended June 30, 2023, no impairment losses related to goodwill were recorded.

Intangible assets consisted of the following (in thousands):

	June 30, 2025
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,845	$(37,845)	$—	0.0
Developed technology	39,443	(39,369)	74	1.3
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks and domains, definite	1,450	(1,355)	95	0.6
Trademarks, licenses and domains, indefinite	12,416	—	12,416	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,994	$(91,059)	$12,935

	June 30, 2024
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,847	$(36,741)	$1,106	0.1
Developed technology	39,444	(39,311)	133	0.0
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks and domains, definite	1,450	(1,165)	285	1.0
Trademarks, licenses and domains, indefinite	11,628	—	11,628	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,209	$(89,707)	$13,502

Amortization expense for intangible assets was $1.3 million, $20.8 million and $52.5 million for the years ended June 30, 2025, 2024 and 2023, respectively. No impairment losses related to intangible assets were recorded during the years ended June 30, 2025, 2024, and 2023.

The expected future amortization expense of these intangible assets as of June 30, 2025 is as follows, by fiscal year (in thousands):

2026	$154
2027	15
2028	—
2029	—
2030 and thereafter	—
Total amortization expense	$169

Commercial Agreement Assets

In fiscal year 2022, we granted warrants in connection with our commercial agreements with certain subsidiaries of Amazon.com, Inc. (“Amazon”). We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested upon grant. The asset was valued based on the fair value of the warrants and represents the probable future economic benefit to be realized over the expected benefit period of four years. For the years ended June 30, 2025, 2024, and 2023, we recognized amortization expense of $20.7 million, $32.9 million, and $41.4 million, respectively, in our consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense. As of June 30, 2025, the accumulated amortization is $121.3 million and the remaining net asset value is $12.2 million, which will be recognized over the remaining useful life of 0.6 years. Refer to Note 14. Stockholders’ Equity for further discussion of the warrants.

In fiscal year 2021, we granted warrants in exchange for the opportunity to acquire new merchant partners through a commercial agreement with Shopify Inc. (“Shopify”). We recognized an asset of $270.6 million based on the grant-date fair value of the vested warrants. We amortize the asset over the expected benefit period, which was extended from six to nine years during the fiscal year 2025 upon execution of a commercial agreement that superseded and replaced the previous commercial agreement. The benefit period is reevaluated each reporting period. We recorded amortization expense related to the commercial agreement asset of $26.7 million, $35.9 million, and $35.8 million for the years ended June 30, 2025, 2024, and 2023, respectively, in our consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense. As of June 30, 2025, the accumulated amortization is $225.5 million and the remaining net asset value is $45.1 million, which will be recognized over the remaining useful life of 4.0 years.

Other Assets

    Other assets consisted of the following (in thousands):

	June 30, 2025	June 30, 2024
Processing reserves	$90,826	$55,754
Prepaid expenses	47,027	28,799
Equity securities held at cost	40,277	37,806
Risk sharing assets	43,179	33,884
Prepaid payroll taxes for stock-based compensation	25,188	21,395
Operating lease right-of-use assets	19,124	21,863
Foreign deferred tax asset	13,929	21,206
Other receivables	3,771	18,263
Derivative instruments	2,644	17,207
Fixed term deposit	—	35,203
Other assets	9,395	7,960
Total other assets	$295,360	$299,340

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2025	June 30, 2024
Accrued expenses	$72,813	$59,613
Operating lease liability	31,943	39,493
Collateral held for derivative instruments	2,787	17,643
Other liabilities	49,729	30,680
Total accrued expenses and other liabilities	$157,272	$147,429

7. Leases

We lease office space under operating leases with various expiration dates through 2032. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from nine months to one year. As of June 30, 2025, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to seven years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. We are required to post collateral for the letters of credit in the form of cash or eligible securities. As of June 30, 2025, the collateral totaled $4.5 million, which was in the form of securities that have been classified as securities available for sale at fair value in the consolidated balance sheets. As of June 30, 2024, the collateral totaled $8.8 million, of which $2.0 million was in the form of cash that was classified as restricted cash, and $6.8 million was in the form of securities which was classified as securities available for sale at fair value within our consolidated balance sheets.

No impairment charge was incurred related to leases during the fiscal year ended June 30, 2025. During the years ended June 30, 2024 and 2023, we subleased a portion of our leased office space in San Francisco, resulting in an impairment charge of $0.8 million and $1.2 million, respectively, included in general and administrative expense within our consolidated statements of operations and comprehensive income (loss).

Operating lease expense is as follows (in thousands):

	June 30, 2025	June 30, 2024	June 30, 2023
Operating lease expense (1) (2)	$11,949	$11,549	$18,954

(1)Lease expenses for our short-term leases were immaterial for the years presented.
(2)During the year ended June 30, 2023, we incurred charges of $4.7 million, within restructuring and other, within our consolidated statements of operations and comprehensive income (loss), related to a reduction to our ROU lease assets which were attributed to certain leased space we were no longer utilizing for our business operations.

We have subleased a portion of our leased facilities. Sublease income totaled $3.8 million, $4.6 million, and $3.4 million during the years ended June 30, 2025, 2024, and 2023, respectively.

Lease term and discount rate information are summarized as follows:

June 30, 2025
Weighted average remaining lease term (in years)	4.2
Weighted average discount rate	5.7%

As of June 30, 2025, future minimum lease payments are as follows (in thousands):

2026	$16,575
2027	4,443
2028	3,563
2029	3,618
2030	3,749
Thereafter	4,432
Total lease payments	36,380
Less imputed interest	(4,437)
Present value of total lease liabilities	$31,943

8.   Commitments and Contingencies

Loan Repurchase Obligations

Under the normal terms of our whole loan sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representations and warranties is identified. Generally, a breach in representations and warranties could occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. As of June 30, 2025, the aggregate outstanding balance of loans held by third-party investors or unconsolidated VIEs was $7.8 billion, of which we have recorded a repurchase liability of $8.7 million within accrued expenses and other liabilities in our consolidated balance sheets.

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

Kusnier v. Affirm Holdings, Inc.

On December 8, 2022, plaintiff Mark Kusnier filed a putative class action lawsuit against Affirm, Max Levchin, and Michael Linford in the U.S. District Court for the Northern District of California (the “Kusnier action”). On May 5, 2023, plaintiffs Kusnier and Chris Meinsen filed their first amended complaint alleging that the defendants (i) caused Affirm to make materially false and/or misleading statements and/or failed to disclose that Affirm’s BNPL service facilitated excessive consumer debt (including with respect to certain for-profit educational institutions), regulatory arbitrage, and data harvesting; (ii) made false and/or misleading statements about certain public regulatory actions; and (iii) made false and/or misleading statements about whether Affirm’s business model was vulnerable to interest rate changes. On December 20, 2023, the Court granted Affirm’s motion to dismiss the first amended complaint with leave to amend. On January 19, 2024, plaintiffs filed their second amended complaint, which contains only the allegations from the first amended complaint relating to false and/or misleading statements about whether Affirm’s business model was vulnerable to interest rate changes. In light of the above, plaintiffs assert that Affirm violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that Levchin and Linford violated Section 20(a) of the Exchange Act. Plaintiffs seek class certification, unspecified compensatory and punitive damages, and costs and expenses. Affirm filed its motion to dismiss the second amended complaint on February 2, 2024. On August 26, 2024, the Court granted Affirm’s motion to dismiss with leave to amend. On September 23, 2024, plaintiffs filed a motion for leave to file a motion for reconsideration of the Court's Order granting Affirm's motion to dismiss. On August 14, 2025, the Court resolved plaintiffs' motion in Affirm's favor and directed plaintiffs to file a third amended complaint or stand on their second amended complaint and submit a joint proposed form of judgment.

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

We have determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described above, would not have a material adverse effect within our consolidated financial position, results of operations or cash flows. Amounts accrued as of June 30, 2025 and June 30, 2024 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.

Purchase Commitments

We entered into non-cancelable purchase obligations with our third-party cloud computing web services provider, which included annual purchase commitments for the period from March 2023 through February 2030 with an aggregate committed spend of $650.0 million during such period. For the years ended June 30, 2025 and 2024, we had remaining purchase commitments of $535.4 million and $575.9 million, respectively, primarily related to cloud and hosting services. If we fail to meet any of the purchase commitments, we will be required to pay the difference. We pay our cloud-computing web services provider monthly, and we may pay more than the minimum purchase commitment based on usage.

9.   Debt

Debt outstanding as of June 30, 2025 includes amounts classified within our consolidated balance sheets as funding debt, notes issued by securitization trusts, and convertible senior notes. Secured debt includes borrowings from our warehouse facilities, variable funding notes, notes issued by securitization trusts and sale and repurchase agreements. Unsecured debt includes outstanding convertible senior notes and any borrowings on our unsecured revolving credit facility.

The following table summarizes the components and terms of our secured and unsecured debt as of June 30, 2025 (in thousands):

	Interest Rate(1)	Unused Commitment Fees	Maturity by Fiscal Year	Borrowing Capacity(2)	Debt Outstanding (3)	Debt Outstanding net of unamortized premiums and discount
Secured debt
Funding debt
US warehouse facilities	6.14%	0.20% - 0.50%	2026 - 2032	4,850,000	1,110,832	1,097,559
International warehouse facilities (4)	4.69%	0.30% - 0.45%	2028 - 2030	607,692	391,025	390,139
Variable funding notes	5.82%	0.30%	2032	1,350,000	107,427	103,879
Sales and repurchase agreements	5.13%	—	2028 -2029	—	31,231	31,231
Notes issued by securitization trusts	5.75%	—	2029 - 2034	4,850,000	4,850,000	4,833,855
				$11,657,692	$6,490,514	$6,456,663
Unsecured debt
Convertible senior notes:
2026 Notes	—%	—	2027	—	248,704	247,880
2029 Notes	0.75%	—	2030	—	920,000	905,120
Revolving credit facility	—%	0.20%	2027	330,000	—	—
				$330,000	$1,168,704	$1,153,000
Total				$11,987,692	$7,659,218	$7,609,663

(1)The stated interest rate reflects the fixed or variable interest rate in effect for each of our contractual arrangements as of June 30, 2025, weighted by the outstanding principal balance as of that date. The interest rate resets periodically for our variable rate debt, typically based on a reference rate such as Secured Overnight Financing Rate (“SOFR”) or Canadian Overnight Repo Rate Average (“CORRA”) plus a spread, or an alternative rate based on the cost funds for the lender.
(2)Represents total revolving commitment amount, inclusive of debt outstanding as of June 30, 2025.
(3)Certain loans are pledged as collateral for borrowings in our secured debt facilities, except for our sales and repurchase agreements which are collateralized by securitization notes receivable and certificates retained by the Company and classified as securities available for sale at fair value. The carrying value of these pledged assets was $7.0 billion as of June 30, 2025.
(4)As of June 30, 2025, international facilities finance loan receivables originated in Canada.
Maturity by Fiscal Year

The aggregate future maturities of our funding debt, notes issued by securitization trusts and convertible notes consists of the following (in thousands):

June 30, 2025
2026	$183,181
2027	598,502
2028	592,214
2029	2,383,583
2030	1,812,562
Thereafter	2,089,176
Total	$7,659,218
Deferred debt issuance costs	(49,555)
Total funding debt, net of deferred debt issuance costs	$7,609,663

Funding Debt
Warehouse Credit Facilities
Through certain consolidated subsidiaries, which are typically trusts, we enter into secured borrowing arrangements with banks and other financial institutions. Through each of these subsidiaries we enter into a loan or credit and security agreement where we borrow against loans pledged as collateral. Financing terms, including the advance rate and financing spread, vary across these revolving facilities and generally depend on the types of collateral that may be pledged and respective concentration limits. We may continue to pledge new receivables to allow us to borrow up to the commitment amount throughout the revolving period for each facility. The length of the revolving period, the maximum amount we may borrow against pledged collateral balance during the revolving period, and the length of the amortization period prior to the maturity date varies across borrowing facilities depending negotiated terms.

Borrowings under these agreements are classified as funding debt within our consolidated balance sheets and proceeds from the borrowings can only be used for the purposes of funding loans. These borrowing facilities are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm.

Our funding debt agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of June 30, 2025, we were in compliance with all applicable covenants in the agreements.

Variable Funding Note

We entered into a syndicated revolving loan agreement through a securitization master trust which funds loans. In connection with the loan agreement, the master trust issued a variable funding note (“VFN”), where borrowings are secured by loan collateral sold to the master trust. Throughout the reinvestment period of the VFN, the master trust periodically issues asset-backed securities, where securitization note proceeds affects the level of utilization of the VFN. Outstanding borrowings under the VFN are classified as funding debt within our consolidated balance sheets.

Sale and Repurchase Agreements

We entered into certain sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. These repurchase agreements have a term equaling the contractual life of the securitization notes pledged. We record the debt outstanding under our sale and repurchase agreements within our funding debt in the consolidated balance sheets.
Notes Issued by Securitization Trusts

We issue asset-backed securities through securitization trusts using a combination of term, amortizing and revolving structures. Each trust may issue one or more classes of notes, which will be repaid through collections on the loans in accordance with the trust priority of payments. For consolidated securitization trusts, asset-backed notes held by third-party investors are classified as notes issued by securitization trusts in the consolidated balance sheets. Refer to Note 10 Securitization and Variable Interest Entities for additional information.

Revolving Credit Facility

We have a Revolving Credit Agreement with a syndicate of banks for a $330.0 million unsecured revolving credit facility. Proceeds of the borrowings under this facility will be used for general corporate purposes in the ordinary course of business. This facility bears interest at a rate equal to, either (a) for SOFR borrowing, a SOFR rate determined by reference to the forward-looking term SOFR rate for the interest period, plus an applicable margin of 1.75% per annum or (b) for alternative base rate borrowings, a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the

U.S. prime rate and (iii) the one-month forward-looking term SOFR rate plus 1.00% per annum, in each case, plus an applicable margin of 0.75% per annum. The facility contains certain financial covenants which may result in an acceleration of the maturity if not maintained, and requires payment of a monthly unused commitment fee of 0.20% per annum on the undrawn balance available.

On December 16, 2024, we entered into an amendment to our revolving credit facility in order to permit the incurrence of indebtedness pursuant to the 2029 Senior Convertible Notes. As of June 30, 2025, we were in compliance with all applicable covenants in the agreements.

There were no borrowings outstanding under the facility as of June 30, 2025.

Convertible Senior Notes

2029 Notes

On December 20, 2024, we issued approximately $920.0 million in aggregate principal amount of 0.75% convertible senior notes due 2029 (the “2029 Notes”) in a private placement to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended. The total net proceeds from this offering, after deducting debt issuance costs, were approximately $903.1 million. The 2029 Notes represent senior unsecured obligations of the Company. The 2029 Notes will bear interest at a fixed rate of 0.75% per year, payable semiannually in arrears on June 15 and December 15 of each year, beginning on June 15, 2025. The 2029 Notes mature on December 15, 2029, unless such Notes are earlier converted, redeemed or repurchased in accordance with their terms.

Each $1,000 of principal of the 2029 Notes will initially be convertible into 9.8992 shares of our common stock, which is equivalent to an initial conversion price of approximately $101.02 per share, subject to adjustment upon the occurrence of certain specified events set forth in the indenture governing the 2029 Notes (the “2029 Indenture”). Holders of the 2029 Notes may convert their 2029 Notes at their option at any time on or after September 15, 2029 until close of business on the second scheduled trading day immediately preceding the maturity date of December 15, 2029. Further, holders of the 2029 Notes may convert all or any portion of their 2029 Notes at their option prior to the close of business on the business day immediately preceding September 15, 2029, only under the following circumstances:

1) during any calendar quarter commencing after the calendar quarter ending March 31, 2025 (and only during such calendar quarter), if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on, and including, the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

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

Repurchase of a Portion of the 2026 Notes

On December 6, 2023, the Board of Directors authorized the repurchase of up to $800 million in aggregate principal amount of the 2026 Notes through open market purchases, privately negotiated purchases, purchase plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (“Rule 10b5-1”), or through a combination thereof, through December 31, 2024. On December 13, 2024, the Board of Directors replaced the December 2023 authorization with an authorization to repurchase up to $960 million in aggregate principal amount of the 2026 Notes through December 31, 2024. In connection with these authorizations, during the year ended June 30, 2025, we paid $1.0 billion in cash for the repurchase of $1.1 billion aggregate principal amount of our 2026 Notes. The carrying amount of the extinguished 2026 Notes was approximately $1.1 billion resulting in a $82.4 million gain on early extinguishment of debt for the year ended June 30, 2025, which is reported as a component of other income, net within our consolidated statements of operations and comprehensive income (loss). We utilized a combination of cash on hand and the net proceeds from the issuance of the 2029 Notes for these repurchases. During the year ended June 30, 2024, we paid $63.6 million in cash for the repurchase of $76.7 million aggregate principal amount of our 2026 Notes under the December 2023 authorization. The carrying amount of the extinguished 2026 Notes was approximately $76.2 million resulting in a $12.6 million gain on early extinguishment of debt, which is reported as a component of other income, net within our consolidated statements of operations and comprehensive income (loss). The repurchased 2026 Notes were received and canceled.

On May 18, 2025, the Board of Directors authorized the repurchase of up to $200.0 million in aggregate principal amount of the 2026 Notes. Note repurchases under the May 2025 authorization may be made from time to time during the period commencing July 1, 2025 through December 31, 2025 through open market purchases, privately negotiated purchases, purchase plans under Rule 10b5-1, or through a combination thereof. Repurchases are subject to available liquidity, general market and economic conditions, alternate uses for the capital, and other factors, and there is no minimum principal amount of 2026 Notes that the Company is obligated to repurchase. In connection with this authorization, there were no repurchases of 2026 Notes during the year ended June 30, 2025. As of June 30, 2025, $248.7 million in aggregate principal amount of the 2026 Notes remains outstanding.

The following table summarizes the interest expense recognized related to the convertible senior notes (in thousands):

	June 30, 2025	June 30, 2024	June 30, 2023
Amortization of debt issuance costs
2026 Notes	1,724	3,400	3,900
2029 Notes	1,764	—	—
Total amortization of debt issuance costs	3,488	3,400	3,900
Coupon interest expense (1) (2)	$3,656	$—	$—
Total interest expenses related to the convertible notes	$7,144	$3,400	$3,900

(1)Included in our consolidated statement of operations and comprehensive income (loss) within other income, net.
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

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs (in thousands):

	June 30, 2025
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$1,668,181	$1,504,136	$164,044
Securitizations (1)	4,993,148	4,951,485	41,663
Total consolidated VIEs	$6,661,329	$6,455,621	$205,707

	June 30, 2024
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$2,052,881	$1,823,794	$229,087
Securitizations	3,325,254	3,246,228	79,026
Total consolidated VIEs	$5,378,135	$5,070,022	$308,113

(1)As of June 30, 2025, liabilities include a VFN of $103.9 million classified as funding debt and asset-backed securities of $4.8 billion classified as notes issued from securitization trusts.

Unconsolidated VIEs

We are involved with various unconsolidated VIEs, established for the purposes of securitization and forward flow arrangements. We retain economic exposure as variable interests in these unconsolidated VIEs, which consist of securitization notes receivable and certificates in unconsolidated trusts, residual interests in structured transactions, and risk sharing assets and liabilities. While we continue to be involved with the unconsolidated VIEs through our role as the servicer, we determined that we are not the primary beneficiary as of June 30, 2025. Factors we considered for this determination are that we hold an insignificant variable interest or rights held by other variable interest holders convey power in the unconsolidated VIEs.

Securitization notes receivable and certificates in unconsolidated securitization trusts

We have investments in certain unconsolidated securitization trusts in the form of notes and certificates. These notes and certificates are considered variable interests that absorb a portion of the variability of the trusts. The principal and interest payments on these investments are dependent on the performance of the underlying loans held within each trust.

Residual interests in structured transactions

Under certain other forward flow arrangements with third-party loan buyers, we hold a beneficial interest representing our right to receive a portion of the residual cash flows from the underlying loans sold in connection with the transaction. The loans are held in an off-balance sheet VIE that has been established by the third-party loan buyers.

Risk sharing assets and liabilities

Under certain other forward flow arrangements with third-party loan buyers, we have entered into risk sharing agreements where we may be required to make a payment to the loan buyer or are entitled to receive a payment from the loan buyer, depending on the actual versus expected loan performance as contractually agreed to with the counterparty, and subject to a cap based on a percentage of the principal balance of loans sold.

The following information pertains to unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary (in thousands):

	June 30, 2025		June 30, 2024
	Carrying Amount	Maximum Exposure to Losses(4)	Carrying Amount	Maximum Exposure to Losses(4)
Securitization notes receivable and certificates in unconsolidated securitization trusts [1]	$75,469	$76,943	$51,670	$51,861
Residual interests in structured transactions [1]	2,284	15,644	—	—
Risk sharing assets [2]	43,179	66,590	33,884	61,183
Risk sharing liabilities [3]	(90)	24,467	(918)	47,335
Total unconsolidated VIEs	$120,842	$183,644	$84,636	$160,379

(1)Presented within Securities available for sale at fair value
(2)Presented within Other assets
(3)Presented within Accrued expenses and other liabilities
(4)Maximum exposure to losses represents our exposure through our continuing involvement as servicer, through our retained interests, and legal or contractual obligation.

11.   Investments

Cash and Cash Equivalents and Securities Available for Sale

Cash and cash equivalents and securities available for sale, at fair value, consist of the following as of each date presented within the consolidated balance sheets (in thousands):

	June 30, 2025	June 30, 2024
Cash and cash equivalents:
Money market funds	$70,920	$63,389
Agency bonds	3,493	—
Commercial paper	12,564	57,964
Government bonds - US	4,995	3,492
Securities, available for sale:
Certificates of deposit	39,008	34,473
Corporate bonds	264,199	242,660
Commercial paper	126,761	239,882
Agency bonds	7,854	15,159
Municipal bonds	6,076	3,953
Government bonds
Non-US	5,340	5,275
US (1)	344,434	538,556
Securitization notes receivable and certificates (2)	75,469	51,670
Residual interests in structured transactions	2,284	—
Total cash and cash equivalents and securities available for sale:	$963,397	$1,256,473

(1)As of June 30, 2025 and June 30, 2024, these securities include $75.4 million and $54.1 million, respectively, pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements.
(2)These securities include $34.5 million and $46.7 million as of June 30, 2025 and 2024, respectively, pledged as collateral in connection with sale and repurchase agreements as discussed within Note 9. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of June 30, 2025 and June 30, 2024 were as follows (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$38,990	$18	$—	$—	$39,008
Corporate bonds	263,495	759	(55)	—	264,199
Commercial paper (1)	139,336	7	(18)	—	139,325
Agency bonds (1)	11,358	—	(11)	—	11,347
Municipal bonds	6,057	19	—	—	6,076
Government bonds
Non-US	5,331	9	—	—	5,340
US (2)	349,149	371	(91)	—	349,429
Securitization notes receivable and certificates (3)	76,279	173	(42)	(941)	75,469
Residual interests in structured transactions	2,173	111	—	—	2,284
Total securities available for sale	$892,168	$1,467	$(217)	$(941)	$892,477

	June 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$34,468	$9	$(4)	$—	$34,473
Corporate bonds	243,639	95	(1,074)	—	242,660
Commercial paper (1)	298,005	7	(166)	—	297,846
Agency bonds	15,283	—	(124)	—	15,159
Municipal bonds	3,943	10			3,953
Government bonds
Non-US	5,310	—	(35)	—	5,275
US (1) (2)	543,421	33	(1,406)	—	542,048
Securitization notes receivable and certificates (3)	51,726	699	(91)	(664)	51,670
Total securities available for sale	$1,195,795	$853	$(2,900)	$(664)	$1,193,084

(1)As of June 30, 2025 and 2024, Agency bonds, Commercial Paper, and US government bonds included $21.1 million and $61.5 million, respectively, classified as cash and cash equivalents within the consolidated balance sheets.
(2)As of June 30, 2025 and 2024, these securities include $75.4 million and $54.1 million, respectively, pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements.
(3)Approximately $34.5 million and $46.7 million as of June 30, 2025 and 2024, respectively, of these securities have been pledged as collateral in connection with sale and repurchase agreements discussed within Note 9. Debt.

As of June 30, 2025 and June 30, 2024, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of June 30, 2025 and June 30, 2024, are as follows (in thousands):

	June 30, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$7,711	$—	$—	$—	$7,711	$—
Corporate bonds	42,842	(41)	16,978	(14)	59,820	(55)
Commercial paper	83,701	(18)	—	—	83,701	(18)
Agency bonds	11,347	(11)	—	—	11,347	(11)
Government bonds
Non-US	3,163	—	—	—	3,163	—
US	189,295	(91)	—	—	189,295	(91)
Total securities available for sale (1)	$338,059	$(161)	$16,978	$(14)	$355,037	$(175)

	June 30, 2024
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$9,647	$(4)	$—	$—	$9,647	$(4)
Corporate bonds	119,353	(252)	57,846	(822)	177,199	(1,074)
Commercial paper	245,536	(166)	—	—	245,536	(166)
Agency bonds	10,417	(41)	4,743	(83)	15,160	(124)
Government bonds
Non-US	—	—	5,275	(35)	5,275	(35)
US	251,113	(185)	123,633	(1,221)	374,746	(1,406)
Total securities available for sale (1)	$636,066	$(648)	$191,497	$(2,161)	$827,563	$(2,809)

(1)The number of securities with unrealized losses for which an allowance for credit losses has not been recorded totaled 67 and 137 as of June 30, 2025 and June 30, 2024, respectively.

The length of time to contractual maturities of securities available for sale as of June 30, 2025 and June 30, 2024, were as follows (in thousands):

	June 30, 2025
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$38,990	$39,008	$—	$—	$38,990	$39,008
Corporate bonds	149,435	149,675	114,060	114,524	263,495	264,199
Commercial paper (1)	139,336	139,325	—	—	139,336	139,325
Agency bonds (1)	11,358	11,347	—	—	11,358	11,347
Municipal bonds	3,944	3,950	2,113	2,126	6,057	6,076
Government bonds
Non-US	3,162	3,162	2,169	2,178	5,331	5,340
US (1)	326,884	327,076	22,265	22,353	349,149	349,429
Securitization notes receivable and certificates (2)	—	—	76,279	75,469	76,279	75,469
Residual interests in structured transactions	—	—	2,173	2,284	2,173	2,284
Total securities available for sale	$673,109	$673,543	$219,059	$218,934	$892,168	$892,477

	June 30, 2024
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$34,468	$34,473	$—	$—	$34,468	$34,473
Corporate bonds	118,547	118,039	125,092	124,621	243,639	242,660
Commercial paper (1)	298,005	297,846	—	—	298,005	297,846
Agency bonds	10,457	10,416	4,826	4,743	15,283	15,159
Municipal bonds	—	—	3,943	3,953	3,943	3,953
Government bonds
Non-US	2,150	2,150	3,160	3,125	5,310	5,275
US (1)	465,338	464,298	78,083	77,750	543,421	542,048
Securitization notes receivable and certificates (2)	—	—	51,726	51,670	51,726	51,670
Total securities available for sale	$928,965	$927,222	$266,830	$265,862	$1,195,795	$1,193,084

(1)As of June 30, 2025 and 2024, Agency bonds, Commercial paper, and US government bonds included $21.1 million and $61.5 million, respectively, classified as cash and cash equivalents within the consolidated balance sheets.
(2)Based on weighted average life of expected cash flows as of June 30, 2025 and June 30, 2024.

Gross proceeds from matured or redeemed securities were $1.3 billion and $1.5 billion for the years ended June 30, 2025 and June 30, 2024, respectively.

For available for sale securities, realized gains and losses were immaterial for the for the years ended June 30, 2025 and June 30, 2024.

Equity Securities Held at Cost

Equity security investments without a readily determinable fair value held at cost were $40.3 million and $37.8 million as of June 30, 2025 and June 30, 2024, respectively, and are included in other assets within the consolidated balance sheets.

We recognized impairment of $4.6 million for the year ended June 30, 2025 within other income, net in the consolidated statements of operations and comprehensive income (loss) in connection with our equity security investments. During the year ended June 30, 2024, we recognized an impairment of $14.1 million within other income, net in the consolidated statements of operations and comprehensive income (loss) in connection with one of our equity security investments.

For the year ended June 30, 2025, we recognized an upward adjustment of $2.6 million within other income, net in the consolidated statement of operations and comprehensive income (loss). For the year ended June 30, 2024, there were no upward or downward adjustments due to observable changes in orderly transactions.

The fair value of the investments was determined utilizing a methodology based on significant unobservable inputs, including management estimates and assumptions, and thus represent Level 3 measurements.

Fixed Term Deposits

Our fixed term deposits matured as of June 30, 2025. For the period ending June 30, 2024, fixed term deposits were $35.2 million. Fixed term deposits consisted of interest-bearing deposits held at financial institutions with original maturities greater than three months but no more than twelve months. These deposits were carried at cost, which approximated fair value, and were included in other assets within the consolidated balance sheets.

12.   Derivative Financial Instruments

The following table summarizes the total fair value, including interest accruals, and outstanding notional amounts of derivative instruments as of June 30, 2025 and June 30, 2024 (in thousands):

	June 30, 2025			June 30, 2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts - cash flow hedges	$100,000	$86	$—	$150,000	$4	$—
Derivatives not designated as hedges
Interest rate contracts	405,074	2,558	15	854,589	17,203	38
Risk sharing assets/liabilities	8,561,709	43,179	90	4,188,544	33,884	918
Total gross derivative assets/liabilities	$9,066,783	$45,823	$105	$5,193,133	$51,091	$956

The following table summarizes the impact of the cash flow hedges on Accumulated Other Comprehensive Income (“AOCI”) (in thousands):

	June 30, 2025	June 30, 2024	June 30, 2023
Balance at beginning of period	$1,407	$751	$—
Changes in fair value	(2,312)	2,000	805
Amounts reclassified into earnings (1)	(514)	(1,344)	(54)
Balance at end of period (2)	$(1,419)	$1,407	$751

(1)The amounts reclassified into earnings are presented in the consolidated statements of income (loss) within funding costs.
(2)As of June 30, 2025, we estimated that $0.3 million of net derivative losses included in AOCI are expected to be reclassified into earnings within the next 12 months.

The following table summarizes the impact of the derivative instruments on income and indicates where within the consolidated statements of operations and comprehensive income (loss) such impact is reported (in thousands):

	June 30, 2025	June 30, 2024	June 30, 2023
Location of gains (losses) where the effects of derivatives are recorded
The effects of cash flow hedging
Funding costs	514	1,344	54
The effects of derivatives not designated in hedging relationships
Other income, net	(4,319)	4,479	48,074

Refer to Note 2. Summary of Significant Accounting Policies and Note 13. Fair Value of Financial Assets and Liabilities for additional information on our derivative instruments.

13.   Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and June 30, 2024 (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$70,920	$—	$—	$70,920
Agency Bonds	—	3,493	—	3,493
Commercial paper	—	12,564	—	12,564
Government bonds- US	—	4,995	—	4,995
Securities, available for sale:
Certificates of deposit	—	39,008	—	39,008
Corporate bonds	—	264,199	—	264,199
Commercial paper	—	126,761	—	126,761
Agency bonds	—	7,854	—	7,854
Municipal bonds	—	6,076	—	6,076
Government bonds:
Non-US	—	5,340	—	5,340
US	—	344,434	—	344,434
Securitization notes receivable and residual trust certificates	—	—	75,469	75,469
Residual interests in structured transactions	—	—	2,284	2,284
Servicing assets	—	—	906	906
Interest rate derivatives	—	2,644	—	2,644
Risk sharing asset	—	—	43,179	43,179
Total assets	$70,920	$817,368	$121,838	$1,010,126
Liabilities:
Servicing liabilities	$—	$—	$41	$41
Performance fee liability	—	—	1,870	1,870
Profit share liability	—	—	9,323	9,323
Risk sharing liability	—	—	90	90
Interest rate derivatives	—	15	—	15
Total liabilities	$—	$15	$11,324	$11,339

	June 30, 2024
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$63,389	$—	$—	$63,389
Commercial paper	—	57,964	—	57,964
Government bonds- US	—	3,492	—	3,492
Securities, available for sale:
Certificates of deposit	—	34,473	—	34,473
Corporate bonds	—	242,660	—	242,660
Commercial paper	—	239,882	—	239,882
Agency bonds	—	15,159	—	15,159
Municipal bonds	—	3,953	—	3,953
Government bonds:
Non-US	—	5,275	—	5,275
US	—	538,556	—	538,556
Securitization notes receivable and residual trust certificates	—	—	51,670	51,670
Servicing assets	—	—	574	574
Interest rate derivatives	—	17,207	—	17,207
Risk sharing asset			$33,884	$33,884
Total assets	$63,389	$1,158,621	$86,128	$1,308,138
Liabilities:
Servicing liabilities	$—	$—	$743	$743
Performance fee liability	—	—	1,503	1,503
Profit share liability	—	—	1,974	1,974
Risk sharing liability	—	—	918	918
Interest rate derivatives	—	38	—	38
Total liabilities	$—	$38	$5,138	$5,176

As of June 30, 2025 and June 30, 2024, there were no transfers between levels.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Cash and Cash Equivalents and Securities Available for Sale

As of June 30, 2025, we held level 2 debt securities classified as cash and cash equivalents and securities available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Derivative Instruments

As of June 30, 2025 and June 30, 2024, we used a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risks associated with variable interest rates. These derivative instruments are classified as Level 2 within the fair value hierarchy, and the fair value is estimated by using third-party pricing models, which contain certain assumptions based on readily observable market-based inputs. We validate the valuation output on a monthly basis. Refer to Note 12. Derivative Financial Instruments in the notes to the consolidated financial statements for further details on our derivative instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Unobservable Inputs (Level 3)

We evaluate our assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them each reporting period. Since our servicing assets and liabilities, performance fee liability, securitization notes and residual trust certificates, residual interests in structured transactions, profit share liability, and risk sharing arrangements do not trade in an active market with readily observable prices, we use significant unobservable inputs to measure fair value and have classified as level 3 within the fair value hierarchy. This determination requires significant judgments to be made.

The following significant unobservable inputs, as applicable, were used in the fair value measurement of the Company’s Level 3 assets and liabilities:

•Adequate Compensation - The compensation rate is expressed as a percentage of the outstanding loan balance that a willing market participant would require for servicing loans with similar characteristics.
•Discount Rate - The rate used to discount estimated future cash flows to present value in determining fair value. It reflects the rate of return market participants would require to compensate for time value of money plus a premium based on relative risk, liquidity and other market based factors.
•Default Rate - The estimated annualized rate of charge-offs affecting the projected unpaid principal balance and expected term of the loan portfolio.
•Loss Rate - The estimated lifetime rate of loan charge-offs as a percentage of the initial settled principal balance.
•Prepayment Rate - The estimated annualized excess loan payment received in a given month as a percentage of the outstanding principal balance at the beginning of the month minus the scheduled principal payment.
•Refund Rate - The rate of refunded transactions as a percentage of the outstanding loan balance over the remaining life of the loan portfolio.
•Program Profitability - The estimated future profit to be shared with enterprise partners as a percentage of total loans outstanding, based on the terms of the respective commercial agreements.

Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

Servicing Assets and Liabilities

We sold loans with an unpaid principal balance of $15.8 billion, $10.2 billion, and $7.5 billion for the years ended June 30, 2025, 2024, and 2023, respectively, for which we retained servicing rights. As of June 30, 2025 and June 30, 2024, we serviced loans which we sold with a remaining unpaid principal balance of $7.8 billion and $5.1 billion, respectively. We earned $120.6 million, $95.5 million, and $87.5 million of servicing income for the years ended June 30, 2025, 2024, and 2023, respectively.

We use discounted cash flow models to arrive at an estimate of fair value. As of June 30, 2025 and June 30, 2024, the aggregate fair value of the servicing assets was measured at $0.9 million and $0.6 million, respectively, and presented within other assets in the consolidated balance sheets. As of June 30, 2025 and June 30, 2024, the aggregate fair value of the servicing liabilities was $0.04 million and $0.7 million, respectively, and presented within accrued expenses and other liabilities in the consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	June 30, 2025	June 30, 2024
Fair value at beginning of period	$574	$880
Initial transfers of financial assets	484	—
Subsequent changes in fair value	(152)	(306)
Fair value at end of period	$906	$574

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	June 30, 2025	June 30, 2024
Fair value at beginning of period	$743	$1,392
Initial transfers of financial liabilities	—	5,485
Subsequent changes in fair value	(702)	(6,134)
Fair value at end of period	$41	$743

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of June 30, 2025 and June 30, 2024:

		June 30, 2025
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Servicing assets	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	10.24%	15.68%	12.04%
Servicing liabilities	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	3.71%	7.89%	5.26%

		June 30, 2024
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Servicing assets	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	9.89%	22.72%	10.84%
Servicing liabilities	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	2.58%	4.12%	3.00%

(1)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	June 30, 2025	June 30, 2024
Servicing assets
Default Rate assumption:
Default Rate increase of 25%	$1	$1
Default Rate increase of 50%	$2	$1
Adequate Compensation assumption:
Adequate Compensation increase of 10%	$(1,439)	$(980)
Adequate Compensation increase of 20%	$(2,879)	$(1,961)
Discount Rate assumption:
Discount Rate increase of 25%	$(35)	$(23)
Discount Rate increase of 50%	$(66)	$(44)
Servicing liabilities
Default Rate assumption:
Default Rate increase of 25%	$—	$(1)
Default Rate increase of 50%	$—	$(1)
Adequate Compensation assumption:
Adequate Compensation increase of 10%	$4,593	$3,153
Adequate Compensation increase of 20%	$9,186	$6,305
Discount Rate assumption:
Discount Rate increase of 25%	$(1)	$(19)
Discount Rate increase of 50%	$(1)	$(37)

Performance Fee Liability

In accordance with our agreements with our originating bank partners, we pay a fee for each loan that is fully repaid by the consumer, due at the end of the period in which the loan is fully repaid. We recognize a liability upon the purchase of a loan for the expected future payment of the performance fee. This liability is measured using a discounted cash flow model and recorded at fair value and presented within accrued expenses and other liabilities in the consolidated balance sheets. Any changes in the fair value of the liability are reflected in other income, net, in the consolidated statements of operations and comprehensive income (loss).

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	June 30, 2025	June 30, 2024
Fair value at beginning of period	$1,503	$1,581
Purchases of loans	2,367	1,775
Settlements paid	(2,111)	(1,969)
Subsequent changes in fair value	111	116
Fair value at end of period	$1,870	$1,503

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of June 30, 2025 and June 30, 2024:

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (2)
Discount Rate	7.25%	10.00%	9.23%
Refund Rate	1.50%	1.50%	1.50%
Default Rate(1)	0.87%	4.65%	3.07%

	June 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (2)
Discount Rate	8.50%	10.00%	9.81%
Refund Rate	1.50%	1.50%	1.50%
Default Rate(1)	1.38%	4.65%	2.94%

(1)The Default Rate is net of recoveries
(2)Unobservable inputs were weighted by remaining principal balances
Securitization Notes Receivable and Residual Trust Certificates

As of June 30, 2025, we held notes receivable and residual trust certificates with an aggregate fair value of $75.5 million in connection with unconsolidated securitizations. The balances correspond to the 5% economic risk retention we are required to maintain as the securitization sponsor.

These assets are measured at fair value using a discounted cash flow model, and presented within securities available for sale at fair value in the consolidated balance sheets. Changes in the fair value, other than declines in fair value due to credit recognized as an allowance, are reflected in other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss). Declines in fair value due to credit are reflected in other income, net in the consolidated statements of operations and comprehensive income (loss).

The following table summarizes the activity related to the fair value of the notes receivable and residual trust certificates (in thousands):

	June 30, 2025	June 30, 2024
Fair value at beginning of period	$51,670	$18,913
Additions	84,718	58,508
Cash received (due to payments)	(65,560)	(28,738)
Change in unrealized gain (loss)	(447)	1,083
Accrued interest	5,368	2,115
Reversal of (impairment on) securities available for sale	(280)	(211)
Fair value at end of period	$75,469	$51,670

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the notes receivable and residual trust certificates as of June 30, 2025 and June 30, 2024:

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	2.86%	30.29%	6.89%
Default Rate	0.94%	8.40%	7.65%
Prepayment Rate	21.46%	24.85%	23.14%

	June 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	5.73%	41.41%	8.93%
Default Rate	0.95%	6.98%	6.17%
Prepayment Rate	12.40%	27.70%	23.33%

(1)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the notes receivable and residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

	June 30, 2025	June 30, 2024
Discount Rate assumption:
Discount Rate increase of 25%	$(727)	$(623)
Discount Rate increase of 50%	$(1,427)	$(1,223)
Default Rate assumption:
Default Rate increase of 25%	$(2,688)	$(705)
Default Rate increase of 50%	$(3,698)	$(1,321)
Prepayment Rate assumption:
Prepayment Rate change of 25%	$(130)	$—
Prepayment Rate change of 50%	$(259)	$—
Prepayment Rate decrease of 25%	$—	$58
Prepayment Rate decrease of 50%	$—	$116

Residual Interests in Structured Transactions

As of June 30, 2025, we held residual interests in structured transactions with an aggregate fair value of $2.3 million in connection with certain forward flow loan sale transactions.

These assets are measured at fair value using a discounted cash flow model, and presented within securities available for sale at fair value in the consolidated balance sheets. Changes in the fair value, except for credit impairments, are reflected in other comprehensive income (loss) in the consolidated statements of operations and comprehensive income (loss).

The following table summarizes the activity related to the fair value of the assets (in thousands):

June 30, 2025
Fair value at beginning of period	$—
Capital contribution	2,173
Subsequent changes in fair value	111
Fair value at the end of period	2,284

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual interests in structured transactions as of June 30, 2025.

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	20.00%	20.00%	20.00%
Default Rate	8.88%	8.88%	8.88%
Prepayment Rate	48.85%	48.85%	48.85%

(1)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the residual interests in structured transactions given hypothetical changes in significant unobservable inputs (in thousands):

June 30, 2025
Discount Rate assumption:
Discount Rate increase of 20%	$(181)
Discount Rate increase of 40%	$(343)
Default Rate assumption:
Default Rate increase of 20%	$(28)
Default Rate increase of 40%	$(50)
Prepayment Rate assumption:
Prepayment Rate increase of 20%	$(35)
Prepayment Rate increase of 40%	$(64)

Profit Share Liability

We have commercial agreements with certain enterprise partners, in which we are obligated to share in the profitability of transactions facilitated by our platform. Upon capture of a loan under these programs, we record a liability associated with the estimated future profit to be shared over the life of the loan based on estimated profitability levels of each program. The liability is measured using a discounted cash flow model and recorded at fair value and presented within accrued expenses and other liabilities in the consolidated balance sheets.

The following table summarizes the activity related to the fair value of the profit share liability (in thousands):

	June 30, 2025	June 30, 2024
Fair value at beginning of period	$1,974	$1,832
Facilitation of loans	12,967	3,326
Actual performance	(13,649)	(5,363)
Subsequent changes in fair value	8,031	2,179
Fair value at end of period	$9,323	$1,974

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of June 30, 2025 and June 30, 2024:

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	30.00%	30.00%	30.00%
Program Profitability	0.23%	3.28%	2.86%

	June 30, 2024
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	30.00%	30.00%	30.00%
Program Profitability	0.32%	1.01%	0.96%

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

We account for these arrangements as derivatives measured at fair value with gains and losses recognized in gain on sales of loans in our consolidated statements of operations and comprehensive income (loss). For each counterparty, we have recognized a net asset or net liability based on the estimated fair value of future payments we expect to receive from or make to the counterparty. As of June 30, 2025, we estimated the fair value of future settlements using a discounted cash flow model.

The following table summarizes the activity related to the fair value of the risk sharing assets (in thousands):

	June 30, 2025	June 30, 2024
Fair value at beginning of period	$33,884	$—
Initial transfers of financial assets	27,658	41,669
Cash settlements	(21,134)	—
Subsequent changes in fair value	2,771	(7,785)
Fair value at end of period	$43,179	$33,884

The following table summarizes the activity related to the fair value of the risk sharing liabilities (in thousands):

	June 30, 2025	June 30, 2024
Fair value at beginning of period	$918	$—
Cash settlements	(1,599)	—
Subsequent changes in fair value	771	918
Fair value at end of period	$90	$918

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the risk sharing arrangements as of June 30, 2025 and June 30, 2024:

		June 30, 2025
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount Rate	20.00%	20.00%	20.00%
	Loss Rate	3.32%	4.91%	4.13%
	Prepayment Rate	19.84%	22.89%	21.34%
Risk sharing liabilities	Discount Rate	20.00%	20.00%	20.00%
	Loss Rate	3.47%	5.35%	4.42%

		June 30, 2024
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount Rate	20.00%	20.00%	20.00%
	Loss Rate	3.00%	4.69%	3.66%
	Prepayment Rate	23.36%	33.29%	28.48%
Risk sharing liabilities	Discount Rate	20.00%	20.00%	20.00%
	Loss Rate	3.25%	5.29%	4.28%

(1)Unobservable inputs were weighted by principal balance of loans sold under each cohort

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the risk sharing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	June 30, 2025	June 30, 2024
Risk sharing assets
Prepayment Rate assumption:
Prepayment Rate decrease of 25%	$(1,896)	$—
Prepayment Rate decrease of 50%	$(3,923)	$—
Prepayment Rate increase of 25%	$—	$572
Prepayment Rate increase of 50%	$—	$1,131
Loss Rate assumption:
Loss Rate increase of 25%	$(15,150)	$(7,315)
Loss Rate increase of 50%	$(30,277)	$(14,528)
Discount Rate assumption:
Discount Rate increase of 25%	$(903)	$(1,211)
Discount Rate increase of 50%	$(1,745)	$(2,323)
Risk sharing liabilities
Loss Rate assumption:
Loss Rate increase of 25%	$16,946	$22,333
Loss Rate increase of 50%	$24,676	$41,677
Discount Rate assumption:
Discount Rate increase of 25%	$—	$(19)
Discount Rate increase of 50%	$—	$(37)

Financial Assets and Liabilities Not Recorded at Fair Value

The following table presents the fair value and our assessment of the classification of this measurement within the fair value hierarchy for financial assets and liabilities held at amortized cost as of June 30, 2025 and June 30, 2024 (in thousands):

	June 30, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for investment, net	$6,628,606	$—	$—	$7,085,840	$7,085,840
Total assets	$6,628,606	$—	$—	$7,085,840	$7,085,840
Liabilities:
Convertible senior notes, net (2)	1,153,000	—	1,205,287	—	1,205,287
Notes issued by securitization trusts	4,833,855	—	—	4,868,980	4,868,980
Funding debt (3)	1,640,514	—	—	1,640,765	1,640,765
Total liabilities	$7,627,369	$—	$1,205,287	$6,509,745	$7,715,032

	June 30, 2024
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale (1)	$36	$—	$36	$—	$36
Loans held for investment, net	5,360,959	—	—	5,616,973	5,616,973
Other assets (1)	43,212	—	43,212	—	43,212
Total assets	$5,404,207	$—	$43,248	$5,616,973	$5,660,221
Liabilities:
Convertible senior notes, net (2)	1,341,430	—	1,124,773	—	1,124,773
Notes issued by securitization trusts	3,236,873	—	—	2,506,929	2,506,929
Funding debt (3)	1,851,699	—	—	1,851,685	1,851,685
Total liabilities	$6,430,002	$—	$1,124,773	$4,358,614	$5,483,387

(1)Amortized cost approximates fair value for loans held for sale and other assets.
(2)As of June 30, 2025, includes convertible senior notes due 2026 with a carrying amount and fair value of $247.9 million and $232.7 million, respectively, and convertible senior notes due 2029 with a carrying amount and fair value of $905.1 million and $972.6 million, respectively. As of June 30, 2024, includes convertible senior notes due 2026 with a carrying amount and fair value of $1.3 billion and $1.1 billion, respectively. The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.
(3)As of June 30, 2025 and June 30, 2024, debt issuance costs in the amount of $17.7 million and $14.8 million was included within funding debt.

14.   Stockholders’ Equity

Common Stock

We had shares of common stock reserved for issuance as follows:

	June 30, 2025	June 30, 2024
Available outstanding under equity compensation plans	39,122,013	47,622,117
Available for future grant under equity compensation plans	53,851,610	43,492,755
Total	92,973,623	91,114,872

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

In November 2021, we granted warrants to purchase 22,000,000 shares of common stock in connection with our commercial agreements with Amazon. 7,000,000 of the warrant shares have an exercise price of $0.01 per share and a term of 3.5 years. A portion of these warrants were fully vested at the grant date and the remainder were fully vested as of December 31, 2024. As of June 30, 2025, 3,500,000 of these warrants have been exercised. In February 2025, the term for the remaining unexercised warrant shares were extended for an additional 4.0 years. The remaining 15,000,000 warrant shares have an exercise price of $100 per share and a term of 7.5 years. We valued the warrants at the grant date using the Black-Scholes-Merton option pricing model.

The remaining grant-date fair value of the warrants will be recognized within our consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions. During the years ended June 30, 2025, 2024, and 2023, a total of $292.3 million, $439.6 million, and $463.3 million, respectively, was recognized within sales and marketing expense which included $20.7 million, $32.9 million, and $41.4 million, respectively, in amortization expense of the commercial agreement asset, and $271.6 million, $406.7 million, and $421.9 million, respectively, in expense based upon the grant-date fair value of the warrant shares that vested.

As of June 30, 2025, unrecognized compensation expense related to the unvested warrants was approximately $586.2 million, which is expected to be recognized over a remaining weighted-average period of 3.4 years.

The following table summarizes the warrants activity during the year ended June 30, 2025:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (years)
Warrants outstanding, June 30, 2024	22,000,000	$68.19	3.60
Granted	—	—	0.00
Exercised	(3,500,000)	0.01	0.00
Canceled	—	—	0.00
Warrants outstanding, June 30, 2025	18,500,000	$81.08	3.90
Warrants exercisable, June 30, 2025	10,771,754	$67.51	3.90
There were no warrants granted during the years ended June 30, 2024 and 2023. On June 30, 2025, the weighted-average grant date fair values for outstanding warrants and exercisable warrants were $86.76 and $94.59, respectively.

Share Repurchases

In connection with the offering of the 2029 Notes, in December 2024, the Board of Directors authorized the repurchase of up to $350.0 million of common stock through open market purchases, privately negotiated transactions or through a combination thereof. The authorization terminated on December 31, 2024 and did not obligate the Company to acquire any particular amount of its common stock. Pursuant to this authorization, we utilized net proceeds from the offering, as well as cash on hand, to complete the repurchase of 3.5 million shares of Class A common stock from certain holders of the 2026 notes in privately negotiated transactions for an aggregate purchase price of approximately $250.0 million. Refer to Note 9. Debt in the notes to the consolidated financial statements for more information on the 2029 Notes.

We record share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. Our policy for share retirements is to deduct the par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in capital.

There were no share repurchases during the year ended June 30, 2024.

15.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, and restricted stock units (“RSUs”) to employees, officers, directors, and consultants. As of June 30, 2025, the maximum number of shares of common stock which may be issued under the Plan is 176,604,160 Class A shares and there were 53,851,610 shares of Class A common stock available for future grants under the Plan.

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

The following table summarizes our stock option activity for the year ended June 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2024	16,794,697	$15.84	5.63
Granted	677,433	44.66
Exercised	(4,484,133)	10.56
Forfeited, expired or canceled	(32,019)	34.21
Balance as of June 30, 2025	12,955,978	19.12	5.18
Vested and exercisable, June 30, 2025	10,615,703	$16.81	4.51	$557,041
Vested and exercisable, and expected to vest thereafter (1) June 30, 2025	12,914,059	$19.06	5.16	$648,399

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

The weighted-average grant date fair value of options granted for the years ended June 30, 2025, 2024, and 2023, was $31.74, $16.37, and $10.92, respectively. The aggregate intrinsic value of options exercised was approximately $234.5 million, $79.0 million, and $12.6 million for the years ended June 30, 2025, 2024, and 2023, respectively. The total fair value of stock options vested during the years ended June 30, 2025, 2024, and 2023 was $26.8 million, $24.3 million, and $39.5 million, respectively.

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

	June 30, 2025	June 30, 2024	June 30, 2023
Volatility	80%	75%	59%
Risk-free interest rate	3.46% - 4.35%	4.21% - 4.36%	2.88% - 3.87%
Expected term (in years)	6.06	6.05	6.04
Expected dividend yield	—	—	—

As of June 30, 2025, unrecognized compensation expense related to unvested stock options was approximately $39.4 million, which is expected to be recognized over a remaining weighted-average period of 2.2 years.

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

We recognize stock-based compensation on these awards based on the grant date fair value using an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. During the years ended June 30, 2025, 2024, and 2023, we incurred stock-based compensation expense of $36.5 million, $64.6 million, and $94.6 million, respectively, associated with the Value Creation Award as a component of general and administrative expense within the consolidated statements of operations and comprehensive income (loss). As of the beginning of the 12 month period ended June 30, 2025, 4,000,000 shares had vested based on conditions met in prior periods. No additional shares vested during the year ended June 30, 2025. As of June 30, 2025, none of these awards have been exercised.

As of June 30, 2025, unrecognized compensation expense related to the Value Creation Award was approximately $11.8 million, which is expected to be recognized over a remaining weighted-average period of 0.5 years.

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

The following table summarizes our RSU activity during the year ended June 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2024	18,327,420	$27.68
Granted	12,038,819	34.59
Vested	(14,517,850)	30.18
Forfeited, expired or canceled	(2,182,354)	28.48
Non-vested at June 30, 2025	13,666,035	$30.98

As of June 30, 2025, unrecognized compensation expense related to unvested RSUs was approximately $394.1 million, which is expected to be recognized over a remaining weighted-average period of 1.5 years.

2020 Employee Stock Purchase Plan

On November 18, 2020, our Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum effort towards the success of the Company and that of its affiliates. A total of 16.0 million shares of Class A common stock are reserved and available for issuance under the ESPP and 2.1 million shares have been issued as of June 30, 2025. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year. At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP at the first day of the offering period, which represents the grant date. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	June 30, 2025	June 30, 2024	June 30, 2023
General and administrative	$216,323	$228,334	$239,923
Technology and data analytics	87,707	96,596	181,396
Sales and marketing	16,535	16,374	25,914
Processing and servicing	868	3,207	4,476
Total stock-based compensation in operating expenses	321,433	344,511	451,709
Capitalized into property, equipment and software, net	178,461	126,510	80,108
Total stock-based compensation	$499,894	$471,021	$531,817

16.   Restructuring and other

In February 2023, we committed to a restructuring plan (the “February 2023 Plan”) that included reducing our workforce and vacating a portion of our San Francisco office. The February 2023 Plan was completed during fiscal 2024, and we do not expect future costs or payments related to the plan.
As of June 30, 2025, we had no outstanding liability related to previously accrued exit and disposal costs. For the years ended June 30, 2024 and 2023, exit and disposal costs were $6.8 million and $35.9 million, respectively.

17.   Income Taxes

The U.S. and foreign components of income (loss) before income taxes for the years ended June 30, 2025, 2024, and 2023 are as follows (in thousands):

	June 30, 2025	June 30, 2024	June 30, 2023
U.S.	$42,949	$(518,093)	$(974,074)
Foreign	18,515	2,566	(15,171)
Total income (loss) before income taxes	$61,464	$(515,527)	$(989,245)

Income tax expense (benefit) for the years ended June 30, 2025, 2024, and 2023 is summarized as follows (in thousands):

	June 30, 2025	June 30, 2024	June 30, 2023
Current
Federal	$1,565	$—	$—
State	176	1,442	759
Foreign	425	392	408
Total current expense	$2,166	$1,834	$1,167
Deferred
Federal	$139	$139	$137
State	(212)	333	249
Foreign	7,186	(76)	(5,453)
Total deferred expense	7,113	396	(5,067)
Income tax (benefit) expense	$9,279	$2,230	$(3,900)

The income tax expense for the year ended June 30, 2025 was primarily attributable to U.S. federal and various foreign income taxes, while the income tax expense for the year ended June 30, 2024 was primarily attributable to various U.S state and foreign income taxes and the tax amortization of certain intangibles. The income tax benefit for the year ended June 30, 2023 was primarily attributable to deferred taxes recognized by certain foreign subsidiaries and partially offset by various U.S. state and other foreign income taxes.

The following is a reconciliation of the U.S. statutory federal income tax rate to our effective tax rate for the years ended June 30, 2025, 2024, and 2023:

	June 30, 2025	June 30, 2024	June 30, 2023
U.S. statutory federal income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal tax benefit	6.8%	8.9%	7.7%
Foreign rate differential	1.7%	(0.1)%	0.1%
California state tax law change	26.3%	—%	—%
Stock-based compensation	(228.9)%	(5.1)%	(14.9)%
Non-deductible compensation expense	70.0%	(5.6)%	(2.2)%
Tax benefit related to tax credits, net	(67.5)%	4.3%	0.9%
Impact of change in fair value of contingent consideration	—%	—%	0.2%
Change in unrecognized tax benefits	27.0%	(1.7)%	(0.4)%
Change in tax status of a foreign subsidiary	14.6%	—%	—%
Other	0.8%	—%	(0.1)%
Change in valuation allowance	143.0%	(22.1)%	(11.9)%
Effective income tax rate	14.8%	(0.4)%	0.4%

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	June 30, 2025	June 30, 2024
Net operating loss carryforwards	$1,034,551	$1,071,737
Allowance for credit losses	116,570	97,400
Stock-based compensation	16,789	23,182
Stock warrants	142,143	100,369
Operating lease liabilities	8,386	11,457
Capitalized R&E including internally developed software	62,325	6,977
Tax credit carryforwards	108,026	88,190
Other	11,685	22,216
Total deferred tax assets	$1,500,475	$1,421,528
Right-of-use lease assets	(5,021)	(6,330)
Other	(3,686)	(3,921)
Total deferred tax liabilities	$(8,707)	$(10,251)
Valuation allowance	(1,479,926)	(1,392,205)
Deferred tax assets (liabilities), net of valuation allowance	$11,842	$19,072

We continue to recognize a full valuation allowance against our U.S. federal and state and certain foreign net deferred tax assets. The valuation allowance increased by $87.7 million during the year ended June 30, 2025. We will release the domestic valuation allowance when there is sufficient positive evidence to support a conclusion that it is more likely than not the deferred tax assets will be realized.

As of June 30, 2025, we had pretax U.S. federal net operating loss ("NOL") carryforwards of approximately $3.2 billion, state NOL carryforwards of $4.9 billion, Canadian NOL carryforwards of $24.0 million, and U.K. NOL carryforwards of $27.6 million. If not utilized, certain U.S. federal and state NOL carryforwards will begin to expire in 2029, whereas others have an unlimited carryforward period, and foreign NOL carryforwards will begin to expire in 2041, with others that have an unlimited carryforward period as well. Additionally, as of June 30, 2025, we also had U.S. federal and state research and development tax credit carryforwards of $129.6 million and $64.0 million, respectively. The U.S. federal research and development tax credit carryforwards will begin to expire in 2041 while the state research and development tax credits may be carried forward indefinitely. As of June 30, 2025, the Company also had other state tax credit carryforwards of $2.1 million, which will begin to expire in 2026 if not utilized.

Of the above NOL carryforwards, approximately $25.5 million pretax U.S. federal NOL carryforwards and $34.8 million state NOL carryforwards are from domestic acquisitions, which may be subject to an annual utilization limitation under Internal Revenue Code Section 382.

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

The Company accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (in thousands):

	June 30, 2025	June 30, 2024	June 30, 2023
Beginning balance	$61,514	$51,850	$47,867
Gross increase for tax positions related to the current year	18,543	8,931	5,828
Gross increase for tax positions related to prior years	—	733	—
Gross decrease for tax positions related to prior years	(809)	—	(1,845)
Ending balance	$79,248	$61,514	$51,850

As of June 30, 2025, the Company had no unrecognized tax benefits related to uncertain tax positions that, if recognized, would impact the effective tax rate. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease within the next twelve months.

Interest and penalties on unrecognized tax benefits are recorded as a component of tax expense. During the years ended June 30, 2025, 2024, and 2023, we did not recognize accrued interest and penalties related to unrecognized tax benefits.

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

18.   Net Income (Loss) per Share Attributable to Common Stockholders

The following table presents basic and diluted net income (loss) per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	June 30, 2025		June 30, 2024		June 30, 2023
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) attributable to common stockholders - basic	$45,456	$6,730	$(430,789)	$(86,968)	$(785,080)	$(200,265)
Net income (loss) attributable to common stockholders - diluted	$45,815	$6,371	$(430,789)	$(86,968)	$(785,080)	$(200,265)
Denominator:
Weighted average shares of common stock - basic	281,215,807	41,636,066	257,810,094	52,047,035	235,316,821	60,026,645
Dilutive effect of stock equivalents:
Restricted stock units	8,863,942	—	—	—	—	—
Stock options, including early exercise of options	8,950,174	—	—	—	—	—
Value creation award vested shares	346,434	—	—	—	—	—
Employee stock purchase plan shares	11,143	—	—	—	—	—
Weighted average shares of common stock - diluted	299,387,500	41,636,066	257,810,094	52,047,035	235,316,821	60,026,645
Net income (loss) per share:
Basic	$0.16	$0.16	$(1.67)	$(1.67)	$(3.34)	$(3.34)
Diluted	$0.15	$0.15	$(1.67)	$(1.67)	$(3.34)	$(3.34)

The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	June 30, 2025	June 30, 2024	June 30, 2023
Common stock warrants	7,302,216	5,700,587	5,859,226
Restricted stock units	664,243	18,327,420	21,653,196
Stock options, including early exercise of options	905,835	16,794,697	18,505,138
Employee stock purchase plan shares	157,615	216,846	485,465
Total	9,029,909	41,039,550	46,503,025

19.   Segments and Geographical Information

The Company is managed on a consolidated basis as a single operating and reportable segment. This reflects the way in which our Chief Operating Decision Maker (“CODM”), the Chief Executive Officer of Affirm Holdings, Inc., regularly reviews internally reported financial information. Net income is the primary measure of segment profit and loss reviewed by the CODM. Net income is used in the budget and forecast process, to assess business performance, and to make decisions on strategy and resource allocation.

The CODM is regularly provided with the consolidated expenses presented within the consolidated statement of operations and comprehensive income (loss). Refer to the consolidated statement of operations and comprehensive income (loss) for further information related to our revenues, expenses, and net income.

Refer to the consolidated statement of cash flows for further information related to significant noncash items including depreciation and amortization expense.

The CODM does not review segment assets at a different level than the amounts presented within the consolidated balance sheets.

Revenue

Revenue by geography is based on the billing addresses of the borrower or the location of the merchant’s national headquarters. Refer to 3.  Revenue for further information on the types of products and services the Company derives its revenues from. The following table sets forth revenue by geographic area (in thousands):

	June 30, 2025	June 30, 2024	June 30, 2023
United States	$3,105,121	$2,225,605	$1,540,044
Canada	119,009	97,394	47,423
Other	282	—	518
Total	$3,224,412	$2,322,999	$1,587,985

Long-Lived Assets

The following table summarizes our long-lived assets, which consists of property, equipment and software, net and operating lease right-of-use assets, by geographic area (in thousands):

	June 30, 2025	June 30, 2024
United States	$590,044	$447,287
Canada	1,104	1,811
Other	614	451
Total	$591,761	$449,549

20.  Subsequent Events

Subsequent to June 30, 2025 through the date the consolidated financial statements were filed with the SEC, we paid $24.8 million in cash for the repurchase of $26.4 million aggregate principal amount of our 2026 Notes under the May 2025 authorization. The carrying amount of the extinguished 2026 Notes was approximately $26.3 million resulting in a $1.5 million gain on early extinguishment of debt. The repurchased 2026 Notes were received and canceled.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on that evaluation, our CEO and CFO concluded that such disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K and designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods specified in the applicable rules and forms and is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. In order to evaluate the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2025 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025, and its report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Affirm Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Affirm Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2025, of the Company and our report dated August 28, 2025, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP
San Francisco, California
August 28, 2025

ITEM 9B. OTHER INFORMATION

(b)     Rule 10b5-1 Trading Plans
During the three months ended June 30, 2025, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as follows:

On June 12, 2025, Rob O’Hare, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of the Company’s Class A common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. O’Hare’s Rule 10b5-1 Trading Plan provides for (i) the exercise of up to 66,591 employee stock options, plus additional employee stock options that were unexercised under Mr. O’Hare’s previous Rule 10b5-1 Trading Plan entered into on December 6, 2024, and the sale of the underlying shares of our Class A common stock, and (ii) the sale of additional shares of our Class A common stock to be received upon the vesting of RSUs to occur on various dates within the duration of the trading arrangement, pursuant to one or more limit orders, on or after October 1, 2025 until March 31, 2026, or earlier if all transactions under the trading arrangement are completed.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the sections titled “Board of Directors and Corporate Governance,” “Executive Officers” and “Other Matters” of our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2025.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections titled “Board of Directors and Corporate Governance” and “Executive Compensation” of our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections titled “Board of Directors and Corporate Governance” and “Certain Relationships and Related-Party Transactions” of our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2025.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section titled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” of our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2025.

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

(c) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Plan of Conversion of Affirm Holdings, Inc.	8-K	001-39888	2.1	June 26, 2025
3.1	Articles of Incorporation of Affirm Holdings, Inc.	8-K	001-39888	3.1	June 26, 2025
3.2	Bylaws of Affirm Holdings, Inc.	8-K	001-39888	3.2	June 26, 2025
4.1	Description of Capital Stock					X
4.2	Second Replacement Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of February 14, 2025*	10-Q	001-39888	4.1	May 9, 2025
4.3	Amended and Restated Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of October 27, 2023*	10-Q	001-39888	4.1	February 8, 2024
4.4	First Amendment to the Amended and Restated Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of July 29, 2024	10-Q	001-39888	4.1	November 7, 2024
4.5	Indenture, dated November 23, 2021, between Affirm Holdings, Inc. and Wilmington Trust, National Association, as trustee	8-K	001-39888	4.1	November 23, 2021
4.6	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.5)	8-K	001-39888	4.2	November 23, 2021
4.7	Indenture, dated December 20, 2024, between the Company and Wilmington Trust, National Association, as trustee	8-K	001-39888	4.1	December 20, 2024
4.8	Form of 0.75% Convertible Senior Note due 2029 (included in Exhibit 4.7)	8-K	001-39888	4.2	December 20, 2024
10.1	Form of Indemnification Agreement between the Company and its directors and officers					X
10.2	Revolving Credit Agreement, dated as of February 4, 2022, among Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Barclays Bank PLC	8-K	001-39888	10.1	February 10, 2022
10.3	Amendment No. 1 to Revolving Credit Agreement, dated August 15, 2022, between Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Barclays Bank PLC	10-Q	001-39888	10.1	November 8, 2022
10.4	Amendment No. 2 to Revolving Credit Agreement, dated June 26, 2024, between Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Barclays Bank PLC	8-K	001-39888	10.1	July 1, 2024
10.5	Amendment No. 3 to Revolving Credit Agreement, dated December 16, 2024, between Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Barclays Bank PLC	10-Q	001-39888	10.1	February 6, 2025
10.6	Loan Sale Agreement, dated as of September 18, 2020, by and between Celtic Bank Corporation and Affirm, Inc.*	10-K	001-39888	10.4	August 25, 2023

10.7	Amendment No. 1 to Loan Sale Agreement, dated as of October 27, 2023, by and between Celtic Bank Corporation and Affirm, Inc.	10-Q	001-39888	10.1	February 8, 2024
10.8	Marketing and Servicing Agreement, dated as of September 18, 2020, by and between Celtic Bank Corporation and Affirm, Inc.*	10-K	001-39888	10.5	August 25, 2023
10.9	Amendment No. 1 to Marketing and Servicing Agreement, dated as of October 27, 2023, by and between Celtic Bank Corporation and Affirm, Inc.	10-Q	001-39888	10.2	February 8, 2024
10.10	Global Customer Installment Program Agreement, dated February 14, 2025, by and between Shopify Inc. and Affirm, Inc.*	10-Q	001-39888	10.1	May 9, 2025
10.11	Amended and Restated Installment Financing Services Agreement, dated as of November 10, 2021, by and among Affirm Holdings, Inc., Amazon.com Services LLC and Amazon Payments, Inc.*	8-K	001-39888	10.1	November 10, 2021
10.12	First Amendment to Amended and Restated Installment Financing Services Agreement, dated as of October 2, 2023, by and between Affirm, Inc., Amazon.com Services LLC and Amazon Payments, Inc.*	10-Q	001-39888	10.2	November 8, 2023
10.13	Second Amendment to Amended and Restated Installment Financing Services Agreement, dated as of February 2, 2024, by and between Affirm, Inc., Amazon.com Services LLC and Amazon Payments, Inc.*	10-Q	001-39888	10.1	May 8, 2024
10.14	Third Amendment to Amended and Restated Installment Financing Services Agreement, dated as of April 4, 2024, by and between Affirm, Inc., Amazon.com Services LLC and Amazon Payments, Inc.*	10-Q	001-39888	10.1	November 7, 2024
10.15	Fourth Amendment to Amended and Restated Installment Financing Services Agreement, dated as of October 25, 2024, by and between Affirm, Inc., Amazon.com Services LLC and Amazon Payments, Inc.*	10-Q	001-39888	10.1	February 6, 2025
10.16	Transaction Agreement, dated as of November 10, 2021, by and between Affirm Holdings, Inc. and Amazon.com Services LLC*	8-K	001-39888	10.2	November 10, 2021
10.17+	Amended and Restated 2012 Stock Plan	10-Q	001-39888	10.3	February 8, 2023
10.18+	Form of Stock Option Agreement pursuant to the Affirm Holdings, Inc. Amended and Restated 2012 Stock Plan	10-Q	001-39888	10.4	February 14, 2022
10.19+	Form of RSU Agreement pursuant to the Affirm Holdings, Inc. Amended and Restated 2012 Stock Plan	10-Q	001-39888	10.5	February 14, 2022
10.20+	2020 Employee Stock Purchase Plan	S-1/A	333-250184	10.3	November 20, 2020
10.21+	Cash Incentive Plan					X
10.22+	Officer Severance Plan					X
19.1	Insider Trading Policy	10-K	001-39888	19.1	August 28, 2024
21.1	Subsidiaries of the Company					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accountant					X
24.1	Power of Attorney (see signature page hereto)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X

97.1	Policy for the Recovery of Erroneously Awarded Compensation	10-K	001-39888	97.1	August 28, 2024
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
†	Furnished herewith.
+	Denotes management contract or compensatory plan or arrangement.
*	Portions of the exhibit have been omitted as the Company has determined that: (i) the omitted information is not material; and (ii) the Company customarily and actually treats the omitted information as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFIRM HOLDINGS, INC.

Date: August 28, 2025	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS that each individual whose signature appears below hereby constitutes and appoints Max Levchin, Rob O’Hare and Katherine Adkins, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Max Levchin	Chairman of the Board of Directors and Chief Executive Officer	August 28, 2025
Max Levchin	(principal executive officer)

/s/ Rob O’Hare	Chief Financial Officer	August 28, 2025
Rob O’Hare	(principal financial officer)

/s/ Siphelele Jiyane	Chief Accounting Officer	August 28, 2025
Siphelele Jiyane	(principal accounting officer)

/s/ Richard Galanti	Director	August 28, 2025
Richard Galanti

/s/ Brian D. Hughes	Director	August 28, 2025
Brian D. Hughes

/s/ Jeremy Liew	Director	August 28, 2025
Jeremy Liew

/s/ Libor Michalek	President and Director	August 28, 2025
Libor Michalek

/s/ Christa S. Quarles	Director	August 28, 2025
Christa S. Quarles

/s/ Jacqueline D. Reses	Director	August 28, 2025
Jacqueline D. Reses

/s/ Manolo Sanchez	Director	August 28, 2025
Manolo Sanchez

/s/ Noel Watson	Director	August 28, 2025
Noel Watson