Form 10-Q
period 2025-09-30
Affirm Holdings, Inc.
filed 2025-11-06
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the number of shares of the registrant’s Class A common stock outstanding was 289,362,771 and the number of shares of the registrant’s Class B common stock outstanding was 40,710,867.

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
Forward-looking statements, including statements such as “we believe” and similar statements, are based on our management’s current beliefs, opinions and assumptions and on information currently available as of the date of this Report. Such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-Q and in our most recently filed Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “Annual Report”). Other sections of this Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive, heavily regulated and rapidly changing environment. New risks emerge from time to time, and it is not possible for our management to predict all risks that we may face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause our actual results to differ from those contained in, or implied by, any forward-looking statements.

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

Part I - Financial Information

Item 1. Financial Statements

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	September 30, 2025	June 30, 2025
Assets
Cash and cash equivalents	$1,428,848	$1,354,455
Restricted cash	668,762	401,968
Securities available for sale at fair value	812,442	871,425
Loans held for sale	12	—
Loans held for investment	7,235,177	7,025,534
Allowance for credit losses	(425,801)	(396,929)
Loans held for investment, net	6,809,376	6,628,606
Accounts receivable, net	283,726	426,177
Property, equipment and software, net	613,938	572,637
Goodwill	529,910	534,156
Intangible assets	12,685	12,935
Commercial agreement assets	49,154	57,210
Other assets	269,713	295,360
Total assets	$11,478,567	$11,154,929
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$58,019	$82,820
Payable to third-party loan owners	193,790	211,700
Accrued interest payable	25,649	24,465
Accrued expenses and other liabilities	165,830	157,272
Convertible senior notes, net	1,127,668	1,153,000
Notes issued by securitization trusts	4,830,819	4,833,855
Funding debt	1,777,906	1,622,808
Total liabilities	8,179,682	8,085,919
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 289,324,958 shares issued and outstanding as of September 30, 2025; 3,030,000,000 shares authorized, 284,378,565 shares issued and outstanding as of June 30, 2025	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 40,723,546 shares issued and outstanding as of September 30, 2025; 140,000,000 authorized, 40,734,234 shares issued and outstanding as of June 30, 2025	1	1
Additional paid in capital	6,299,395	6,140,893
Accumulated deficit	(2,976,124)	(3,056,818)
Accumulated other comprehensive loss	(24,389)	(15,069)
Total stockholders’ equity	3,298,885	3,069,009
Total liabilities and stockholders’ equity	$11,478,567	$11,154,929

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

	September 30, 2025	June 30, 2025
Assets of consolidated VIEs, included in total assets above
Restricted cash	$318,300	$192,638
Loans held for investment	7,000,611	6,828,758
Allowance for credit losses	(377,582)	(365,656)
Loans held for investment, net	6,623,029	6,463,101
Accounts receivable, net	3,096	3,032
Other assets	1,767	2,558
Total assets of consolidated VIEs	$6,946,193	$6,661,329
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$—	$2,833
Accrued interest payable	23,446	23,998
Accrued expenses and other liabilities	2,170	2,797
Notes issued by securitization trusts	4,830,819	4,833,855
Funding debt	1,757,016	1,592,139
Total liabilities of consolidated VIEs	6,613,451	6,455,621
Total net assets of consolidated VIEs	$332,742	$205,707

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2025	2024
Revenue
Merchant network revenue	$251,147	$184,339
Card network revenue	69,330	47,480
Total network revenue	320,477	231,819
Interest income	454,122	377,064
Gain on sales of loans	119,049	63,613
Servicing income	39,689	25,983
Total revenue, net	$933,337	$698,479
Operating expenses
Loss on loan purchase commitment	$71,552	$54,237
Provision for credit losses	162,752	159,824
Funding costs	110,027	104,145
Processing and servicing	133,807	95,146
Technology and data analytics	168,106	134,290
Sales and marketing	78,491	145,233
General and administrative	144,941	138,482
Restructuring and other	—	(255)
Total operating expenses	$869,676	$831,102
Operating income (loss)	$63,661	$(132,623)
Other income, net	19,358	34,303
Income (loss) before income taxes	$83,019	$(98,320)
Income tax expense	2,326	1,902
Net income (loss)	$80,694	$(100,222)
Other comprehensive income (loss)
Foreign currency translation adjustments	$(10,003)	$8,346
Unrealized gain on securities available for sale, net	812	5,589
Loss on cash flow hedges	(129)	(1,492)
Net other comprehensive income (loss)	$(9,320)	$12,443
Comprehensive income (loss)	$71,373	$(87,779)
Per share data:
Net income (loss) per share attributable to common stockholders for Class A and Class B
Basic	$0.24	$(0.31)
Diluted	$0.23	$(0.31)
Weighted average common shares outstanding
Basic	330,238,205	318,234,555
Diluted	348,278,403	318,234,555

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of June 30, 2025	325,112,799	$3	$6,140,893	$(3,056,818)	$(15,069)	$3,069,009
Issuance of common stock upon exercise of stock options	3,020,789	—	94,828	—	—	94,828
Vesting of restricted stock units	1,914,916	—	—	—	—	—
Vesting of warrants for common stock	—	—	40,977	—	—	40,977
Stock-based compensation	—	—	138,738	—	—	138,738
Tax withholding on stock-based compensation	—	—	(116,041)	—	—	(116,041)
Foreign currency translation adjustments	—	—	—	—	(10,003)	(10,003)
Unrealized gain on securities available for sale	—	—	—	—	812	812
Loss on cash flow hedges	—	—	—	—	(129)	(129)
Net income	—	—	—	80,694	—	80,694
Balance as of September 30, 2025	330,048,504	$3	$6,299,395	$(2,976,124)	$(24,389)	$3,298,885

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of June 30, 2024	311,053,031	$3	$5,862,555	$(3,109,004)	$(21,565)	$2,731,989
Issuance of common stock upon exercise of stock options	432,277	—	3,596	—	—	3,596
Vesting of restricted stock units	2,492,095	—	—	—	—	—
Vesting of warrants for common stock	—	—	107,263	—	—	107,263
Stock-based compensation	—	—	143,711	—	—	143,711
Tax withholding on stock-based compensation	—	—	(63,208)	—	—	(63,208)
Foreign currency translation adjustments	—	—	—	—	8,346	8,346
Unrealized gain on securities available for sale	—	—	—	—	5,589	5,589
Loss on cash flow hedges	—	—	—	—	(1,492)	(1,492)
Net loss	—	—	—	(100,222)	—	(100,222)
Balance as of September 30, 2024	313,977,403	$3	$6,053,917	$(3,209,226)	$(9,122)	$2,835,572

(1)The share amounts listed above combine Class A and Class B stock.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$80,694	$(100,222)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for losses	162,752	159,824
Amortization of premiums and discounts on loans	(65,072)	(52,064)
Gain on sales of loans	(119,049)	(63,613)
Gain on extinguishment of debt	(1,495)	(19,624)
Changes in fair value of assets and liabilities	(110)	1,668
Amortization of commercial agreement assets	8,056	14,256
Amortization of debt issuance costs	6,828	6,083
Accrued interest on securities available for sale	(9,959)	(15,797)
Commercial agreement warrant expense	40,977	107,263
Stock-based compensation	85,853	94,233
Depreciation and amortization	65,329	46,720
Other	(4,930)	(2,209)
Change in operating assets and liabilities:
Purchases and origination of loans held for sale	(749,202)	(1,219,022)
Proceeds from the sale of loans held for sale	748,761	1,219,061
Accounts receivable, net	138,862	41,117
Other assets	30,955	(6,833)
Accounts payable	(24,801)	16,543
Payable to third-party loan buyers	(17,910)	(7,608)
Accrued interest payable	1,621	846
Accrued expenses and other liabilities	(3,586)	(23,755)
Net cash provided by operating activities	374,572	196,867
Cash flows from investing activities
Purchases and origination of loans held for investment	(9,797,362)	(6,388,350)
Proceeds from the sale of loans held for investment	4,282,839	1,630,671
Principal repayments and other loan servicing activity	5,359,253	4,132,682
Additions to property, equipment and software	(54,365)	(44,152)
Purchases of securities available for sale	(146,462)	(136,727)
Proceeds from maturities and repayments of securities available for sale	216,425	215,680
Other investing inflows	61	36,197
Other investing outflows	—	(21,000)
Net cash used in investing activities	(139,611)	(574,999)
Cash flows from financing activities
Proceeds from the issuance of funding debt	7,980,435	3,188,998
Proceeds from issuance of notes and certificates by securitization trust	1,100,000	750,000
Principal repayments of funding debt	(7,818,589)	(3,289,384)
Principal repayments of notes issued by securitization trust	(1,100,000)	—
Payment of debt issuance costs	(9,466)	(4,321)
Extinguishment of convertible debt	(24,814)	(120,056)
Proceeds from exercise of common stock options and warrants and contributions to ESPP	94,828	3,596
Taxes paid related to net share settlement of equity awards	(112,307)	(63,208)
Net cash provided by financing activities	110,086	465,625
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,861)	1,730
Net increase in cash, cash equivalents and restricted cash	341,187	89,223
Cash, cash equivalents and restricted cash, beginning of period	1,756,423	1,295,399
Cash, cash equivalents and restricted cash, end of period	$2,097,610	$1,384,622

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2025	2024
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	$1,428,848	$1,046,160
Restricted cash	668,762	338,462
Total cash, cash equivalents and restricted cash	$2,097,610	$1,384,622

	Three Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow information
Cash payments for interest expense	$103,252	$99,506
Cash paid for operating leases	4,253	4,159
Cash paid for income taxes	1,749	454
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	52,885	49,478

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

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), disclosure requirements for interim financial information, and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2025. The balance sheet as of June 30, 2025 has been derived from the audited financial statements at that date. Management believes these interim condensed consolidated financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Significant Accounting Policies

There were no material changes to our significant accounting policies as disclosed in Note 2. Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which was filed with the SEC on August 28, 2025.

Recent Accounting Pronouncements Not Yet Adopted

Income Taxes

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The new guidance is expected to increase transparency and usefulness of income tax disclosures through improvements to the rate reconciliation, income taxes paid, and other disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2024 and should be applied on a prospective basis, although retrospective application is permitted. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. We will apply the guidance beginning with our Annual Report on Form 10-K for the fiscal year ended June 30, 2026. We are in the process of evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

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

Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The new guidance introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The ASU is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods, and should be applied on a prospective basis. Early adoption is permitted. We are in the process of evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, “Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software”. The new guidance primarily changes the software cost capitalization criteria and modifies the website development cost guidance. The ASU is effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods, and may be applied on a prospective, modified transition, or retrospective basis approach. Early adoption is permitted. We are in the process of evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

3.   Revenue

The following table presents our revenue disaggregated by revenue source (in thousands):

	Three Months Ended September 30,
	2025	2024
Merchant network revenue	$251,147	$184,339
Card network revenue	69,330	47,480
Interest income	454,122	377,064
Gain on sales of loans	119,049	63,613
Servicing income	39,689	25,983
Total revenue, net	$933,337	$698,479

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

A portion of merchant network revenue relates to affiliate network revenue, which is generated when a user makes a purchase on a merchant’s website after being directed from an advertisement on Affirm’s website or mobile application. We earn a fixed placement fee and/or commission as a percentage of the associated sale. Revenue is recognized at the point in time when the performance obligation has been fulfilled, which is when the sale occurs. For the three months ended September 30, 2025 and 2024, affiliate network revenue was $30.9 million and $24.9 million, respectively.

We reviewed merchant network revenue by merchant as a percentage of total revenue for the three months ended September 30, 2025 and 2024, and no individual merchant accounted for 10% or more of total revenue.

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

Interest Income

Interest income consisted of the following components (in thousands):

	Three Months Ended September 30,
	2025	2024
Contractual interest income on unpaid principal balance	$400,114	$337,159
Amortization of discount on loans	71,316	56,697
Amortization of premiums on loans	(6,244)	(4,633)
Interest receivable charged-off, net of recoveries	(11,064)	(12,159)
Total interest income	$454,122	$377,064

We accrue interest income using the effective interest method, which includes the amortization of any discounts or premiums on loan receivables created upon the purchase of a loan from our originating bank partners or upon the origination of a loan. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of September 30, 2025 and June 30, 2025, the balance of loans held for investment on non-accrual status was $6.7 million and $6.2 million, respectively.

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

Refer to Note 9.  Securitization and Variable Interest Entities for further discussion on transfers of loan receivables and Note 12. Fair Value of Financial Assets and Liabilities for further discussion of risk sharing arrangements.

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

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Unpaid principal balance	$7,257,448	$7,050,446
Accrued interest receivable	73,870	67,953
Premiums on loans held for investment	10,169	9,818
Less: Discount due to loss on loan purchase commitment	(76,233)	(75,124)
Less: Discount due to loss on directly originated loans	(30,076)	(27,559)
Total loans held for investment	$7,235,177	$7,025,534

Loans held for investment includes loans originated through our originating bank partners and directly originated loans. Loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $8.7 billion and $6.4 billion during the three months ended September 30, 2025 and 2024, respectively. We directly originated $1.9 billion and $1.3 billion of loans during the three months ended September 30, 2025 and 2024, respectively.

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

We closely monitor the performance of our loan receivables to manage and evaluate our exposure to credit risk. Credit risk management begins with initial underwriting and continues through to full repayment of a loan. To assess a consumer who requests a loan, we use, among other indicators, internally developed risk models that leverage detailed information from external sources, such as credit bureaus where available, as well as the consumer’s prior repayment history on our platform.

We evaluate the credit quality of our loan receivable based on the aging status of the loan. Loan receivables are considered past due if either principal or interest has not been received within four calendar days of the contractual due date.

The following tables present an aging analysis of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination, of loans held for investment by delinquency status as of September 30, 2025 and June 30, 2025 (in thousands):

	September 30, 2025
	Amortized Costs Basis by Fiscal Year of Origination
	2026	2025	2024	2023	2022	Prior	Total
Non-delinquent loans	$3,527,113	$3,003,940	$183,548	$35,701	$2,732	$128	$6,753,162
4 – 29 calendar days past due	71,275	124,137	5,281	958	101	8	201,760
30 – 59 calendar days past due	22,581	59,779	2,220	201	19	2	84,802
60 – 89 calendar days past due	2,202	59,398	1,989	129	16	2	63,736
90 – 119 calendar days past due(1)	—	55,407	2,257	146	27	10	57,847
Total amortized cost basis	$3,623,171	$3,302,661	$195,295	$37,135	$2,895	$150	$7,161,307

(1)Includes $57.7 million of loan receivables as of September 30, 2025 that are 90 days or more past due, but are not on non-accrual status.

	June 30, 2025
	Amortized Costs Basis by Fiscal Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
Non-delinquent loans	$6,268,050	$294,778	$50,958	$4,170	$133	$28	$6,618,117
4 – 29 calendar days past due	156,941	9,713	1,347	145	10	—	168,156
30 – 59 calendar days past due	62,250	4,367	288	35	4	—	66,944
60 – 89 calendar days past due	51,095	5,251	255	30	2	—	56,633
90 – 119 calendar days past due(1)	41,889	5,571	228	34	2	8	47,732
Total amortized cost basis	$6,580,225	$319,680	$53,076	$4,414	$151	$36	$6,957,582

(1)Includes $47.6 million of loan receivables as of June 30, 2025 that are 90 days or more past due, but are not on non-accrual status.

The following table presents net charge-offs by fiscal year of origination as of September 30, 2025 (in thousands):

	September 30, 2025
	Net Charge-offs by Fiscal Year of Origination
	2026	2025	2024	2023	2022	Prior	Total
Current period charge-offs	(1,925)	(130,212)	(11,715)	(606)	(123)	(14)	(144,595)
Current period recoveries	46	6,621	6,294	2,505	1,268	329	17,063
Current period net charge-offs	(1,879)	(123,591)	(5,421)	1,899	1,145	315	(127,532)

We maintain an allowance for credit losses at a level sufficient to absorb expected credit losses based on evaluating known and inherent risks in our loan portfolio. The allowance for credit losses reflects our estimate of expected lifetime credit losses, which consider the remaining contractual term, historical credit losses, consumer payment trends, estimated recoveries, and future payment expectations as of each balance sheet date. Adjustments to the allowance for changes in our estimate of lifetime expected credit losses are recognized in earnings through the provision for credit losses presented within our interim condensed consolidated statements of operations and comprehensive income (loss). When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged off against the allowance for credit losses. Loans are charged off in accordance with our charge-off policy, as the contractual principal becomes 120 days past due. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses.

The following table details activity in the allowance for credit losses, including charge-offs, recoveries and provision for loan losses (in thousands):

	Three Months Ended September 30,
	2025	2024
Balance at beginning of period	$396,929	$309,097
Provision for loan losses	156,404	154,805
Charge-offs	(144,595)	(121,448)
Recoveries of charged-off receivables	17,063	8,152
Balance at end of period	$425,801	$350,606

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

The following tables present the amortized cost basis of loans excluding accrued interest receivable that were modified for borrowers experiencing financial difficulty during the three months ended September 30, 2025 and 2024, by type of modification (in thousands):

	Three Months Ended September 30,
	2025	2024
Payment deferral	$8,690	$10,975
Loan re-amortization	149	165
Total	$8,839	$11,140
% of total loan receivables outstanding	0.12%	0.18%

With respect to borrowers who received payment deferrals during the three months ended September 30, 2025 and 2024, the length of each deferral period was one month.

With respect to borrowers who received a loan re-amortization during the three months ended September 30, 2025 and 2024, the payment amount was reduced by half and the term of the loan was extended between one month and twelve months.

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

The following tables present the delinquency status as of September 30, 2025 and 2024, by amortized cost basis excluding accrued interest receivable, of loan receivables that have been modified within the last 12 months where the borrower was experiencing financial difficulty at the time of modification (in thousands):

	September 30, 2025
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$8,827	$133	$8,960
4 – 29 calendar days past due	2,022	64	2,086
30 – 59 calendar days past due	1,146	22	1,168
60 – 89 calendar days past due	934	22	956
90 – 119 calendar days past due	858	15	873
Total amortized cost basis	$13,787	$256	$14,043

	September 30, 2024
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$12,645	$287	$12,932
4 – 29 calendar days past due	3,717	93	3,810
30 – 59 calendar days past due	2,689	51	2,740
60 – 89 calendar days past due	3,951	67	4,018
90 – 119 calendar days past due	2,652	63	2,715
Total amortized cost basis	$25,654	$561	$26,215

With respect to modifications during the 12 months preceding September 30, 2025 and 2024, respectively, where the borrower was experiencing financial difficulty at the time of modification, the amortized cost basis of loans which have been charged off was $5.1 million and $16.0 million, respectively.

5.   Balance Sheet Components

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, affiliate network partners and servicing fees due from third-party loan owners. For each of these groups, we evaluate accounts receivable to determine management’s current estimate of expected credit losses based on historical experience and future expectations and record an allowance for credit losses. Our allowance for credit losses with respect to accounts receivable was $20.2 million and $18.8 million as of September 30, 2025 and June 30, 2025, respectively.

Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Internally developed software	$1,088,527	$987,399
Leasehold improvements	23,725	21,990
Computer equipment	10,353	9,555
Furniture and equipment	9,488	9,007
Total property, equipment and software, at cost	$1,132,093	$1,027,952
Less: Accumulated depreciation and amortization	(518,155)	(455,315)
Total property, equipment and software, net	$613,938	$572,637

Depreciation and amortization expense on property, equipment and software was $65.3 million and $46.1 million for the three months ended September 30, 2025 and 2024, respectively.

No impairment losses related to property, equipment and software were recorded during the three months ended September 30, 2025 and 2024.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the three months ended September 30, 2025 were as follows (in thousands):

Balance as of June 30, 2025	$534,156
Adjustments (1)	(4,245)
Balance as of September 30, 2025	$529,910

(1)Adjustments to goodwill during the three months ended September 30, 2025 primarily pertained to foreign currency translation adjustments.

No impairment losses related to goodwill were recorded during the three months ended September 30, 2025 and 2024.

Intangible assets consisted of the following (in thousands):

	September 30, 2025
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,695	$(37,695)	$—	0.0
Developed technology	39,347	(39,288)	59	1.1
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks and domains	1,434	(1,387)	47	0.3
Trademarks, licenses and domains	12,229	—	12,229	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,545	$(90,860)	$12,685

	June 30, 2025
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,845	$(37,845)	$—	0.0
Developed technology	39,443	(39,369)	74	1.3
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks and domains	1,450	(1,355)	95	0.6
Trademarks, licenses and domains	12,416	—	12,416	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,994	$(91,059)	$12,935

Amortization expense for intangible assets was $0.1 million and $0.6 million for the three months ended September 30, 2025 and 2024, respectively. No impairment losses related to intangible assets were recorded during the three months ended September 30, 2025 and 2024.

The expected future amortization expense of these intangible assets as of September 30, 2025 is as follows, by fiscal year (in thousands):

2026 (remaining nine months)	$91
2027	15
2028	—
2029	—
2030 and thereafter	—
Total amortization expense	$106

Commercial Agreement Assets

In fiscal year 2022, we granted warrants in connection with our commercial agreements with certain subsidiaries of Amazon.com, Inc. (“Amazon”). We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested upon grant. The asset was valued based on the fair value of the warrants and represents the probable future economic benefit to be realized over the expected benefit period of four years. For both the three months ended September 30, 2025 and 2024, we recognized amortization expense of $5.2 million in our interim condensed consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense. As of September 30, 2025, the accumulated amortization is $126.6 million and the remaining net asset value is $7.0 million, which will be recognized over the remaining useful life of 0.3 years. Refer to Note 13. Stockholders’ Equity for further discussion of the warrants.

In fiscal year 2021, we granted warrants in exchange for the opportunity to acquire new merchant partners through a commercial agreement with Shopify Inc. (“Shopify”). We recognized an asset of $270.6 million based on the grant-date fair value of the vested warrants. We amortize the asset over the expected benefit period, which was extended from six to nine years during the fiscal year 2025 upon execution of a commercial agreement that superseded and replaced the previous commercial agreement. The benefit period is reevaluated each reporting period. For the three months ended September 30, 2025 and 2024, we recorded amortization expense related to the commercial agreement asset of $2.8 million and $9.0 million, respectively, in our interim condensed consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense. As of September 30, 2025, the accumulated amortization is $228.3 million and the remaining net asset value is $42.3 million, which will be recognized over the remaining useful life of 3.8 years.

Other Assets

    Other assets consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Processing reserves	$68,416	$90,826
Prepaid expenses	46,411	47,027
Risk sharing assets	41,565	43,179
Equity securities held at cost	40,396	40,277
Prepaid payroll taxes for stock-based compensation	31,606	25,188
Operating lease right-of-use assets	16,754	19,124
Foreign deferred tax asset	11,889	13,929
Other assets	12,677	15,810
Total other assets	$269,713	$295,360

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2025	June 30, 2025
Accrued expenses	$75,669	$72,813
Operating lease liability	28,108	31,943
Other liabilities	62,053	52,516
Total accrued expenses and other liabilities	$165,830	$157,272

6. Leases

We lease office space under operating leases with various expiration dates through 2032. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from nine months to one year. As of September 30, 2025, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to seven years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. We are required to post collateral for the letters of credit in the form of cash or eligible securities. As of both September 30, 2025 and June 30, 2025, the collateral totaled $4.5 million, which was in the form of securities that have been classified as securities available for sale at fair value in the interim condensed consolidated balance sheets.

Operating lease expense is as follows (in thousands):

	Three Months Ended September 30,
	2025	2024
Operating lease expense (1)	$3,108	$2,853

(1)Lease expenses for our short-term leases were immaterial for the periods presented.

Lease term and discount rate information are summarized as follows:

September 30, 2025
Weighted average remaining lease term (in years)	4.3
Weighted average discount rate	5.9%

As of September 30, 2025, future minimum lease payments are as follows, by fiscal year (in thousands):

2026 (remaining nine months)	$12,314
2027	4,436
2028	3,563
2029	3,618
2030	3,745
Thereafter	4,436
Total lease payments	32,112
Less imputed interest	(4,004)
Present value of total lease liabilities	$28,108

7.   Commitments and Contingencies

Loan Repurchase Obligations

Under the normal terms of our whole loan sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representations and warranties is identified. Generally, a breach in representations and warranties could occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. As of September 30, 2025, the aggregate outstanding balance of loans held by third-party investors or unconsolidated VIEs was $8.5 billion, of which we have recorded a repurchase liability of $8.4 million within accrued expenses and other liabilities in our interim condensed consolidated balance sheets.

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

Kusnier v. Affirm Holdings, Inc.

On December 8, 2022, plaintiff Mark Kusnier filed a putative class action lawsuit against Affirm, Max Levchin, and Michael Linford in the U.S. District Court for the Northern District of California (the “Kusnier action”). On May 5, 2023, plaintiffs Kusnier and Chris Meinsen filed their first amended complaint alleging that the defendants (i) caused Affirm to make materially false and/or misleading statements and/or failed to disclose that Affirm’s BNPL service facilitated excessive consumer debt (including with respect to certain for-profit educational institutions), regulatory arbitrage, and data harvesting; (ii) made false and/or misleading statements about certain public regulatory actions; and (iii) made false and/or misleading statements about whether Affirm’s business model was vulnerable to interest rate changes. On December 20, 2023, the Court granted Affirm’s motion to dismiss the first amended complaint with leave to amend. On January 19, 2024, plaintiffs filed their second amended complaint, which contained only the allegations from the first amended complaint relating to false and/or misleading statements about whether Affirm’s business model was vulnerable to interest rate changes. In light of the above, plaintiffs assert that Affirm violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that Levchin and Linford violated Section 20(a) of the Exchange Act. Plaintiffs sought class certification, unspecified compensatory and punitive damages, and costs and expenses. Affirm filed its motion to dismiss the second amended complaint on February 2, 2024. On August 26, 2024, the Court granted Affirm’s motion to dismiss with leave to amend. On September 23, 2024, plaintiffs filed a motion for leave to file a motion for reconsideration of the Court's Order granting Affirm's motion to dismiss. On August 14, 2025, the Court resolved plaintiffs' motion in Affirm's favor. On September 30, 2025, the Court dismissed the action with prejudice. On October 29, 2025, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.

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

We have determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described above, would not have a material adverse effect within our consolidated financial position, results of operations or cash flows. Amounts accrued as of September 30, 2025 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.

8.   Debt

Debt outstanding as of September 30, 2025 includes amounts classified within our interim condensed consolidated balance sheets as funding debt, notes issued by securitization trusts, and convertible senior notes. Secured debt includes borrowings from our warehouse facilities, variable funding notes, notes issued by securitization trusts and sale and repurchase agreements. Unsecured debt includes outstanding convertible senior notes and any borrowings on our unsecured revolving credit facility.

The following table summarizes the components and terms of our secured and unsecured debt as of September 30, 2025 (in thousands):

	Interest Rate (1)	Unused Commitment Fees	Maturity by Fiscal Year	Borrowing Capacity (2)	Debt Outstanding (3)	Debt Outstanding net of unamortized premiums and discount
Secured debt
Funding debt
US warehouse facilities	5.91%	0.20% - 0.50%	2027 - 2032	5,150,000	1,249,622	1,235,609
International warehouse facilities (4)	4.89%	0.30% - 0.45%	2028 - 2030	644,466	460,063	458,965
Variable funding notes	5.78%	0.30%	2032	1,350,000	65,201	62,040
Sales and repurchase agreements	6.47%	—	2028 - 2029	—	21,292	21,292
Notes issued by securitization trusts	5.18%	—	2029 - 2035	4,850,000	4,850,000	4,830,819
				$11,994,466	$6,646,177	$6,608,725
Unsecured debt
Convertible senior notes:
2026 Notes	—	—	2027	—	222,309	221,707
2029 Notes	0.75%	—	2030	—	920,000	905,961
Revolving credit facility	—	0.20%	2027	330,000	—	—
				$330,000	$1,142,309	$1,127,668
Total				$12,324,466	$7,788,486	$7,736,393

(1)The stated interest rate reflects the fixed or variable interest rate in effect for each of our contractual arrangements as of September 30, 2025, weighted by the outstanding principal balance as of that date. The interest rate resets periodically for our variable rate debt, typically based on a reference rate such as Secured Overnight Financing Rate (“SOFR”) or Canadian Overnight Repo Rate Average (“CORRA”) plus a spread, or an alternative rate based on the cost funds for the lender.
(2)Represents total revolving commitment amount, inclusive of debt outstanding as of September 30, 2025.
(3)Certain loans are pledged as collateral for borrowings in our secured debt facilities, except for our sales and repurchase agreements which are collateralized by securitization notes receivable and certificates retained by the Company and classified as securities available for sale at fair value. The carrying value of these pledged assets was $7.1 billion as of September 30, 2025.
(4)As of September 30, 2025, international facilities finance loan receivables originated in Canada.

Maturity by Fiscal Year

The aggregate future maturities of our funding debt, notes issued by securitization trusts and convertible notes consists of the following (in thousands):

September 30, 2025
2026	$—
2027	681,664
2028	901,115
2029	1,269,841
2030	1,817,754
Thereafter	3,118,112
Total	$7,788,486
Deferred debt issuance costs	(52,093)
Total funding debt, net of deferred debt issuance costs	$7,736,393
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

Our funding debt agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of September 30, 2025, we were in compliance with all applicable covenants in the agreements.
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
Notes Issued by Securitization Trusts

We issue asset-backed securities through securitization trusts using a combination of term, amortizing and revolving structures. Each trust may issue one or more classes of notes, which will be repaid through collections on the loans in accordance with the trust priority of payments. For consolidated securitization trusts, asset-backed notes held by third-party investors are classified as notes issued by securitization trusts within our interim condensed consolidated balance sheets. We defer and amortize debt issuance costs for consolidated securitization trusts on a straight-line basis over the expected life of the notes. Refer to Note 9 Securitization and Variable Interest Entities for additional information.

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

As of September 30, 2025, we were in compliance with all applicable covenants in the agreement. There were no borrowings outstanding under the facility as of September 30, 2025.

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

Repurchase of a Portion of the 2026 Notes

On May 18, 2025, the Board of Directors authorized the repurchase of up to $200 million in aggregate principal amount of the 2026 Notes. Note repurchases under the May 2025 authorization may be made from time to time during the period commencing July 1, 2025 through December 31, 2025 through open market purchases, privately negotiated purchases, purchase plans under Rule 10b5-1, or through a combination thereof. Repurchases are subject to available liquidity, general market and economic conditions, alternate uses for the capital, and other factors, and there is no minimum principal amount of 2026 Notes that the Company is obligated to repurchase.

During the three months ended September 30, 2025, we paid $24.8 million in cash for the repurchase of $26.4 million aggregate principal amount of our 2026 Notes under the May 2025 authorization. The carrying amount of the extinguished 2026 Notes was approximately $26.3 million resulting in a $1.5 million gain on early extinguishment of debt. The repurchased 2026 Notes were received and canceled. As of September 30, 2025, $222.3 million in aggregate principal amount of the 2026 Notes remains outstanding.

The following table summarizes the interest expense recognized related to the convertible senior notes (in thousands):

	Three Months Ended September 30,
	2025	2024
Amortization of debt issuance costs (1)
2026 Notes	$137	$769
2029 Notes	841	—
Total amortization of debt issuance costs	$977	$769
Coupon interest expense (1) (2)	1,734	—
Total interest expenses related to the convertible notes	$2,712	$769

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

For the primary beneficiary evaluation, we consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIEs. We perform reassessments an ongoing basis to evaluate whether we are the primary beneficiary of the VIEs.

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

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs (in thousands):

	September 30, 2025
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$1,862,286	$1,708,091	$154,195
Securitizations(1)	5,083,907	4,905,360	178,547
Total consolidated VIEs	$6,946,193	$6,613,451	$332,742

	June 30, 2025
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$1,668,181	$1,504,136	$164,044
Securitizations	4,993,148	4,951,485	41,663
Total consolidated VIEs	$6,661,329	$6,455,621	$205,707

(1)As of September 30, 2025, liabilities include a VFN of $62.0 million classified as funding debt and asset-backed securities of $4.8 billion classified as notes issued from securitization trusts.

Unconsolidated VIEs

We are involved with various unconsolidated VIEs, established for the purposes of securitization and forward flow arrangements. We retain economic exposure as variable interests in these unconsolidated VIEs, which consist of securitization notes receivable and certificates in unconsolidated trusts, residual interests in structured transactions, and risk sharing assets and liabilities. While we continue to be involved with the unconsolidated VIEs through our role as the servicer, we determined that we are not the primary beneficiary as of September 30, 2025. Factors we considered for this determination are that we hold an insignificant variable interest or rights held by other variable interest holders convey power in the unconsolidated VIEs.

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

Residual interests in structured transactions

Under certain forward flow arrangements with third-party loan buyers, we hold a beneficial interest representing our right to receive a portion of the residual cash flows from the underlying loans sold in connection with the transaction. The loans are held in an off-balance sheet VIE that has been established by the third-party loan buyers.

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

The following information pertains to unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary (in thousands):

	September 30, 2025		June 30, 2025
	Carrying Amount	Maximum Exposure to Losses(4)	Carrying Amount	Maximum Exposure to Losses(4)
Securitization notes receivable and certificates in unconsolidated securitization trusts [1]	$54,263	$55,150	$75,469	$76,943
Residual interests in structured transactions [1]	4,017	16,199	2,284	15,644
Risk sharing assets [2]	41,565	65,054	43,179	66,590
Risk sharing liabilities [3]	—	20,751	(90)	24,467
Total unconsolidated VIEs	$99,846	$157,154	$120,842	$183,644

(1)Presented within Securities available for sale at fair value
(2)Presented within Other assets
(3)Presented within Accrued expenses and other liabilities
(4)Maximum exposure to losses represents our exposure through our continuing involvement as servicer, through our retained interests, and legal or contractual obligation.

10.   Investments

Cash and Cash Equivalents and Securities Available for Sale

Cash and cash equivalents and securities available for sale, at fair value, consist of the following as of each date presented within the interim condensed consolidated balance sheets (in thousands):

	September 30, 2025	June 30, 2025
Cash and cash equivalents:
Money market funds	$140,681	$70,920
Agency bonds	—	3,493
Commercial paper	—	12,564
Government bonds - US	—	4,995
Securities available for sale:
Certificates of deposit	48,869	39,008
Corporate bonds	261,399	264,199
Commercial paper	121,998	126,761
Agency bonds	4,998	7,854
Municipal bonds	9,054	6,076
Government bonds
Non-US	2,203	5,340
US (1)	300,622	344,434
Securitization notes receivable and certificates (2)	54,263	75,469
Residual interests in structured transactions	4,017	2,284
Other	5,019	—
Total marketable securities:	$953,123	$963,397

(1)As of September 30, 2025 and June 30, 2025, these securities include $74.6 million and $75.4 million, respectively, pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements.
(2)These securities include $23.4 million and $34.5 million as of September 30, 2025 and June 30, 2025, respectively, pledged as collateral in connection with sale and repurchase agreements as discussed within Note 8. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of September 30, 2025 and June 30, 2025 were as follows (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$48,807	$62	$—	$—	$48,869
Corporate bonds	260,468	934	(3)	—	261,399
Commercial paper	121,914	84	—	—	121,998
Agency bonds	4,999	—	(1)	—	4,998
Municipal bonds	9,023	31	—	—	9,054
Government bonds
Non-US	2,191	12	—	—	2,203
US (2)	300,082	548	(8)	—	300,622
Securitization notes receivable and certificates (3)	54,892	197	(73)	(753)	54,263
Residual interests in structured transactions	3,751	266	—	—	4,017
Other	5,006	13	—	—	5,019
Total securities available for sale	$811,133	$2,147	$(85)	$(753)	$812,442

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$38,990	$18	$—	$—	$39,008
Corporate bonds	263,495	759	(55)	—	264,199
Commercial paper (1)	139,336	7	(18)	—	139,325
Agency bonds (1)	11,358	—	(11)	—	11,347
Municipal bonds	6,057	19	—	—	6,076
Government bonds
Non-US	5,331	9	—	—	5,340
US (2)	349,149	371	(91)	—	349,429
Securitization notes receivable and certificates (3)	76,279	173	(42)	(941)	75,469
Residual interests in structured transactions	2,173	111	—	—	2,284
Total securities available for sale	$892,168	$1,467	$(217)	$(941)	$892,477

(1)As of June 30, 2025, Agency bonds, Commercial Paper, and US government bonds included $21.1 million classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)As of September 30, 2025 and June 30, 2025, these securities include $74.6 million and $75.4 million, respectively, pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements.
(3)Approximately $23.4 million and $34.5 million as of September 30, 2025 and June 30, 2025, respectively, of these securities have been pledged as collateral in connection with sale and repurchase agreements discussed within Note 8. Debt.

As of September 30, 2025 and June 30, 2025, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of September 30, 2025 and June 30, 2025, are as follows (in thousands):

	September 30, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$12,069	$(3)	$—	$—	$12,069	$(3)
Agency bonds	4,998	(1)	—	—	4,998	(1)
Government bonds
US	7,475	(1)	7,633	(7)	15,108	(8)
Securitization notes receivable and certificates	5,842	(2)	—	—	5,842	(2)
Total securities available for sale (1)	$30,384	$(7)	$7,633	$(7)	$38,017	$(14)

	June 30, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$7,711	$—	$—	$—	$7,711	$—
Corporate bonds	42,842	(41)	16,978	(14)	59,820	(55)
Commercial paper	83,701	(18)	—	—	83,701	(18)
Agency bonds	11,347	(11)	—	—	11,347	(11)
Government bonds
Non-US	3,163	—	—	—	3,163	—
US	189,295	(91)	—	—	189,295	(91)
Total securities available for sale (1)	$338,059	$(161)	$16,978	$(14)	$355,037	$(175)

(1)The number of securities with unrealized losses for which an allowance for credit losses has not been recorded totaled 8 and 67 as of September 30, 2025 and June 30, 2025, respectively.

The length of time to contractual maturities of securities available for sale as of September 30, 2025 and June 30, 2025 were as follows (in thousands):

	September 30, 2025
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$48,807	$48,869	$—	$—	$48,807	$48,869
Corporate bonds	167,469	167,813	92,999	93,586	260,468	261,399
Commercial paper	121,914	121,998	—	—	121,914	121,998
Agency bonds	4,999	4,998	—	—	4,999	4,998
Municipal bonds	3,908	3,917	5,115	5,137	9,023	9,054
Government bonds
Non-US	—	—	2,191	2,203	2,191	2,203
US	264,844	265,209	35,238	35,413	300,082	300,622
Securitization notes receivable and certificates (2)	—	—	54,892	54,263	54,892	54,263
Residual interests in structured transactions	—	—	3,751	4,017	3,751	4,017
Other			5,006	5,019	5,006	5,019
Total securities available for sale	$611,941	$612,804	$199,192	$199,638	$811,133	$812,442

	June 30, 2025
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$38,990	$39,008	$—	$—	$38,990	$39,008
Corporate bonds	149,435	149,675	114,060	114,524	263,495	264,199
Commercial paper (1)	139,336	139,325	—	—	139,336	139,325
Agency bonds (1)	11,358	11,347	—	—	11,358	11,347
Municipal bonds	3,944	3,950	2,113	2,126	6,057	6,076
Government bonds
Non-US	3,162	3,162	2,169	2,178	5,331	5,340
US (1)	326,884	327,076	22,265	22,353	349,149	349,429
Securitization notes receivable and certificates (2)	—	—	76,279	75,469	76,279	75,469
Residual interests in structured transactions	—	—	2,173	2,284	2,173	2,284
Total securities available for sale	$673,109	$673,543	$219,059	$218,934	$892,168	$892,477

(1)As of June 30, 2025, Agency bonds, Commercial paper, and US government bonds included $21.1 million classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)Based on weighted average life of expected cash flows as of September 30, 2025 and June 30, 2025.

Gross proceeds from matured or redeemed securities were $230.5 million and $303.4 million for the three months ended September 30, 2025 and 2024, respectively.

For available for sale securities, no gains and losses were realized for the three months ended September 30, 2025 and September 30, 2024.

Equity Securities Held at Cost

Equity security investments without a readily determinable fair value held at cost were $40.4 million and $40.3 million as of September 30, 2025 and June 30, 2025, respectively, and are included in other assets within the interim condensed consolidated balance sheets.

We did not record any impairment during the three months ended September 30, 2025. We recognized an impairment of $3.0 million for the three months ended September 30, 2024 within other income, net in the interim consolidated statements of operations and comprehensive income (loss) in connection with one of our non-marketable equity security investments.

For the three months ended September 30, 2025 and 2024, there were no upward or downward adjustments due to observable changes in orderly transactions.

11.   Derivative Financial Instruments

The following table summarizes the total fair value, including interest accruals, and outstanding notional amounts of derivative instruments as of September 30, 2025 and June 30, 2025 (in thousands):

	September 30, 2025			June 30, 2025
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts - cash flow hedges	$100,000	$1	$13	$100,000	$86	$—
Derivatives not designated as hedges
Interest rate contracts	600,000	1,767	—	405,074	2,558	15
Risk sharing assets/liabilities	$9,289,767	$41,565	$—	$8,561,709	$43,179	$90
Total gross derivative assets/liabilities	$9,989,767	$43,333	$13	$9,066,783	$45,823	$105

The following table summarizes the impact of the cash flow hedges on Accumulated Other Comprehensive Income (“AOCI”) (in thousands):

	Three Months Ended September 30,
	2025	2024
Balance at beginning of period	$(1,419)	$1,407
Changes in fair value	24	(1,268)
Amounts reclassified into earnings (1)	(153)	(224)
Balance at end of period (2)	$(1,548)	$(85)

(1)The amounts reclassified into earnings are presented in the interim condensed consolidated statements of operations and comprehensive income (loss) within funding costs.
(2)As of September 30, 2025, we estimated that $0.6 million of net derivative losses included in AOCI are expected to be reclassified into earnings within the next 12 months.

The following table summarizes the impact of the derivative instruments on income and indicates where within the interim consolidated statements of operations and comprehensive income (loss) such impact is reported (in thousands):

	Three Months Ended September 30,
	2025	2024
Location of gains (losses) where the effects of derivatives are recorded
The effects of cash flow hedging
Funding costs	$153	$224
The effects of derivatives not designated in hedging relationships
Other income, net	(1,188)	(3,953)

Refer to Note 2. Summary of Significant Accounting Policies of our most recently filed Annual Report on Form 10-K and Note 12.  Fair Value of Financial Assets and Liabilities for additional information on our derivative instruments.

12.   Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and June 30, 2025 (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$140,681	$—	$—	$140,681
Securities, available for sale:
Certificates of deposit	—	48,869	—	48,869
Corporate bonds	—	261,399	—	261,399
Commercial paper	—	121,998	—	121,998
Agency bonds	—	4,998	—	4,998
Municipal bonds	—	9,054	—	9,054
Government bonds:
Non-US	—	2,203	—	2,203
US	—	300,622	—	300,622
Securitization notes receivable and residual trust certificates	—	—	54,263	54,263
Residual interests in structured transactions	—	—	4,017	4,017
Other	—	—	5,019	5,019
Servicing assets	—	—	667	667
Interest rate derivatives	—	1,768	—	1,768
Risk sharing asset	—	—	41,565	41,565
Total assets	$140,681	$750,911	$105,531	$997,123
Liabilities:
Servicing liabilities	$—	$—	$13	$13
Performance fee liability	—	—	1,975	1,975
Profit share liability	—	—	7,592	7,592
Interest rate derivatives	—	13	—	13
Total liabilities	$—	$13	$9,580	$9,593

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$70,920	$—	$—	$70,920
Agency Bonds	—	3,493	—	3,493
Commercial paper	—	12,564	—	12,564
Government bonds- US	—	4,995	—	4,995
Securities, available for sale:
Certificates of deposit	—	39,008	—	39,008
Corporate bonds	—	264,199	—	264,199
Commercial paper	—	126,761	—	126,761
Agency bonds	—	7,854	—	7,854
Municipal bonds	—	6,076	—	6,076
Government bonds:
Non-US	—	5,340	—	5,340
US	—	344,434	—	344,434
Securitization notes receivable and residual trust certificates	—	—	75,469	75,469
Residual interests in structured transactions	—	—	2,284	2,284
Servicing assets	—	—	906	906
Interest rate derivatives	—	2,644	—	2,644
Risk sharing asset	—	—	43,179	43,179
Total assets	$70,920	$817,368	$121,838	$1,010,126
Liabilities:
Servicing liabilities	$—	$—	$41	$41
Performance fee liability	—	—	1,870	1,870
Profit share liability	—	—	9,323	9,323
Risk sharing liability	—	—	90	90
Interest rate derivatives	—	15	—	15
Total liabilities	$—	$15	$11,324	$11,339

As of September 30, 2025 and June 30, 2025, there were no transfers between levels.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Cash and Cash Equivalents and Securities Available for Sale

As of September 30, 2025, we held level 2 debt securities classified as cash and cash equivalents and securities available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Derivative Instruments

As of September 30, 2025 and June 30, 2025, we used a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risks associated with variable interest rates. These derivative instruments are classified as Level 2 within the fair value hierarchy, and the fair value is estimated by using third-party pricing models, which contain certain assumptions based on readily observable market-based inputs. We validate the valuation output on a monthly basis. Refer to Note 11. Derivative Financial Instruments in the notes to the interim condensed consolidated financial statements for further details on our derivative instruments.

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

Servicing Assets and Liabilities

We sold loans with an unpaid principal balance of $4.9 billion and $2.8 billion for the three months ended September 30, 2025 and 2024, respectively, for which we retained servicing rights.

As of September 30, 2025 and June 30, 2025, we serviced loans which we sold with a remaining unpaid principal balance of $8.5 billion and $7.8 billion, respectively. We earned $39.7 million and $26.0 million of servicing income for the three months ended September 30, 2025 and 2024, respectively.

We use discounted cash flow models to arrive at an estimate of fair value. As of September 30, 2025 and June 30, 2025, the aggregate fair value of the servicing assets was measured at $0.7 million and $0.9 million and presented within other assets in the interim condensed consolidated balance sheets. As of September 30, 2025 and June 30, 2025, the aggregate fair value of the servicing liabilities was measured at $0.01 million and $0.04 million, respectively, and presented within accrued expenses and other liabilities in the interim condensed consolidated balance sheets.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Three Months Ended September 30,
	2025	2024
Fair value at beginning of period	$906	$574
Initial transfers of financial assets	—	—
Subsequent changes in fair value	(239)	(139)
Fair value at end of period	$667	$435

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Three Months Ended September 30,
	2025	2024
Fair value at beginning of period	$41	$743
Initial transfers of financial liabilities	—	—
Subsequent changes in fair value	(28)	(305)
Fair value at end of period	$13	$438

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of September 30, 2025 and June 30, 2025:

		September 30, 2025
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Servicing assets	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	13.75%	16.44%	14.52%
Servicing liabilities	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	4.63%	11.18%	6.55%

		June 30, 2025
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Servicing assets	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	10.24%	15.68%	12.04%
Servicing liabilities	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	3.71%	7.89%	5.26%

(1)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	September 30, 2025	June 30, 2025
Servicing assets
Default Rate assumption:
Default Rate increase of 25%	$1	$1
Default Rate increase of 50%	$1	$2
Adequate Compensation assumption:
Adequate Compensation increase of 10%	$(956)	$(1,439)
Adequate Compensation increase of 20%	$(1,912)	$(2,879)
Discount Rate assumption:
Discount Rate increase of 25%	$(23)	$(35)
Discount Rate increase of 50%	$(45)	$(66)
Servicing liabilities
Default Rate assumption:
Default Rate increase of 25%	$—	$—
Default Rate increase of 50%	$—	$—
Adequate Compensation assumption:
Adequate Compensation increase of 10%	$5,405	$4,593
Adequate Compensation increase of 20%	$10,811	$9,186
Discount Rate assumption:
Discount Rate increase of 25%	$—	$(1)
Discount Rate increase of 50%	$—	$(1)

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

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Three Months Ended September 30,
	2025	2024
Fair value at beginning of period	$1,870	$1,503
Purchases of loans	723	523
Settlements paid	(592)	(477)
Subsequent changes in fair value	(26)	(8)
Fair value at end of period	$1,975	$1,541

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of September 30, 2025 and June 30, 2025:

	September 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (2)
Discount Rate	7.13%	10.00%	9.06%
Refund Rate	1.50%	1.50%	1.50%
Loss Rate(1)	0.84%	4.65%	3.11%

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (2)
Discount Rate	7.25%	10.00%	9.23%
Refund Rate	1.50%	1.50%	1.50%
Loss Rate(1)	0.87%	4.65%	3.07%

(1)The Loss Rate is net of recoveries
(2)Unobservable inputs were weighted by remaining principal balances

Securitization Notes Receivable and Residual Trust Certificates

As of September 30, 2025, we held notes receivable and residual trust certificates with an aggregate fair value of $54.3 million in connection with unconsolidated securitizations. The balances correspond to the 5% economic risk retention we are required to maintain as the securitization sponsor.

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

The following table summarizes the activity related to the fair value of the notes receivable and residual trust certificates (in thousands):

	Three Months Ended September 30,
	2025	2024
Fair value at beginning of period	$75,469	$51,670
Cash received (due to payments)	(22,567)	(14,383)
Change in unrealized gain (loss)	(38)	(31)
Accrued interest	1,210	2,045
Reversal of (impairment on) securities available for sale	189	(375)
Fair value at end of period	$54,263	$38,926

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the notes receivable and residual trust certificates as of September 30, 2025 and June 30, 2025:

	September 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (2)
Discount Rate	2.85%	32.97%	6.52%
Default Rate(1)	0.90%	8.94%	8.47%
Prepayment Rate	16.19%	23.00%	21.53%

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (2)
Discount Rate	2.86%	30.29%	6.89%
Default Rate	0.94%	8.40%	7.65%
Prepayment Rate	21.46%	24.85%	23.14%

(1)The cumulative loss relative to the outstanding balance as of September 30, 2025
        (2)     Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the notes receivable and residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

	September 30, 2025	June 30, 2025
Discount Rate Assumption:
Discount Rate increase of 25%	$(492)	$(727)
Discount Rate increase of 50%	$(967)	$(1,427)
Default Rate assumption:
Default Rate increase of 25%	$(2,495)	$(2,688)
Default Rate increase of 50%	$(3,026)	$(3,698)
Prepayment Rate assumption:
Prepayment Rate change of 25%	$(76)	$(130)
Prepayment Rate change of 50%	$(152)	$(259)

Residual Interests in Structured Transactions

As of September 30, 2025, we held residual interests in structured transactions with an aggregate fair value of $4.0 million in connection with certain forward flow loan sale transactions.

These assets are measured at fair value using a discounted cash flow model, and presented within securities available for sale at fair value in the interim condensed consolidated balance sheets. Changes in the fair value, except for credit impairments, are reflected in other comprehensive income in the interim condensed consolidated statements of operations and comprehensive income (loss).

The following table summarizes the activity related to the fair value of the assets (in thousands):

Three Months Ended September 30, 2025
Fair value at beginning of period	$2,284
Capital contribution	1,579
Subsequent changes in fair value	154
Fair value at the end of period	4,017

Significant unobservable inputs used for our Level 3 fair value measurement of the residual interests are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual interests in structured transactions as of September 30, 2025 and June 30, 2025:

	September 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	20.00%	20.00%	20.00%
Default Rate	9.38%	9.38%	9.38%
Prepayment Rate	47.91%	47.91%	47.91%

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	20.00%	20.00%	20.00%
Default Rate	8.88%	8.88%	8.88%
Prepayment Rate	48.85%	48.85%	48.85%

(1)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the residual interests in structured transactions given hypothetical changes in significant unobservable inputs (in thousands):

	September 30, 2025	June 30, 2025
Discount Rate assumption:
Discount Rate increase of 20%	$(296)	$(181)
Discount Rate increase of 40%	$(562)	$(343)
Default Rate assumption:
Default Rate increase of 20%	$(40)	$(28)
Default Rate increase of 40%	$(82)	$(50)
Prepayment Rate assumption:
Prepayment Rate increase of 20%	$(54)	$(35)
Prepayment Rate increase of 40%	$(99)	$(64)

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

The following table summarizes the activity related to the fair value of the profit share liability (in thousands):

	Three Months Ended September 30,
	2025	2024
Fair value at beginning of period	$9,323	$1,974
Facilitation of loans	3,147	1,227
Actual performance	(5,096)	(3,028)
Subsequent changes in fair value	218	1,842
Fair value at end of period	$7,592	$2,015

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of September 30, 2025 and June 30, 2025:

	September 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	30.00%	30.00%	30.00%
Program Profitability	1.00%	3.28%	2.84%

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	30.00%	30.00%	30.00%
Program Profitability	0.23%	3.28%	2.86%

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

We account for these arrangements as derivatives measured at fair value with gains and losses recognized in gain on sales of loans in our interim condensed consolidated statements of operations and comprehensive income (loss). For each counterparty, we have recognized a net asset or net liability based on the estimated fair value of future payments we expect to receive from or make to the counterparty. As of September 30, 2025, we estimated the fair value of future settlements using a discounted cash flow model.

The following table summarizes the activity related to the fair value of the risk sharing assets (in thousands):

	Three Months Ended September 30,
	2025	2024
Fair value at beginning of period	$43,179	$33,884
Initial transfers of financial assets	6,508	10,377
Cash settlements	(8,340)	—
Subsequent changes in fair value	218	1,069
Fair value at end of period	$41,565	$45,330

The following table summarizes the activity related to the fair value of the risk sharing liabilities (in thousands):

	Three Months Ended September 30,
	2025	2024
Fair value at beginning of period	$90	$918
Cash settlements	(90)	—
Subsequent changes in fair value		883
Fair value at end of period	$—	$1,801

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the risk sharing arrangements as of September 30, 2025 and June 30, 2025:

		September 30, 2025
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount Rate	7.13%	20.00%	18.08%
	Loss Rate	3.33%	4.94%	4.14%
	Prepayment Rate	19.39%	21.46%	20.30%
Risk sharing liabilities	Discount Rate	20.00%	20.00%	20.00%
	Loss Rate	3.48%	5.24%	4.41%

		June 30, 2025
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount Rate	20.00%	20.00%	20.00%
	Loss Rate	3.32%	4.91%	4.13%
	Prepayment Rate	19.84%	22.89%	21.34%
Risk sharing liabilities	Discount Rate	20.00%	20.00%	20.00%
	Loss Rate	3.47%	5.35%	4.42%

(1)Unobservable inputs were weighted by principal balance of loans sold under each cohort

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the risk sharing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	September 30, 2025	June 30, 2025
Risk sharing assets
Prepayment Rate assumption:
Prepayment Rate decrease of 25%	$(1,808)	$(1,896)
Prepayment Rate decrease of 50%	$(3,736)	$(3,923)
Loss Rate assumption:
Loss Rate increase of 25%	$(14,633)	$(15,150)
Loss Rate increase of 50%	$(29,971)	$(30,277)
Discount Rate assumption:
Discount Rate increase of 25%	$(1,109)	$(903)
Discount Rate increase of 50%	$(1,789)	$(1,745)
Risk sharing liabilities
Loss Rate assumption:
Loss Rate increase of 25%	$8,170	$16,946
Loss Rate increase of 50%	$17,403	$24,676
Discount Rate assumption:
Discount Rate increase of 25%	$—	$—
Discount Rate increase of 50%	$—	$—

Financial Assets and Liabilities Not Recorded at Fair Value

The following table presents the fair value and our assessment of the classification of this measurement within the fair value hierarchy for financial assets and liabilities held at amortized cost as of September 30, 2025 and June 30, 2025 (in thousands):

	September 30, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	$12	$—	$12	$—	$12
Loans held for investment, net	6,809,376	—	—	7,291,039	7,291,039
Total assets	$6,809,388	$—	$12	$7,291,039	$7,291,051
Liabilities:
Convertible senior notes, net (1)	$1,127,668	$—	$1,207,239	$—	$1,207,239
Notes issued by securitization trusts	4,830,819	—	—	4,867,800	4,867,800
Funding debt (2)	1,796,177	—	—	1,796,438	1,796,438
Total liabilities	$7,754,664	$—	$1,207,239	$6,664,238	$7,871,477

	June 30, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for investment, net	6,628,606	—	—	7,085,840	7,085,840
Total assets	$6,628,606	$—	$—	$7,085,840	$7,085,840
Liabilities:
Convertible senior notes, net (1)	$1,153,000	$—	$1,205,287	$—	$1,205,287
Notes issued by securitization trusts	4,833,855	—	—	4,868,980	4,868,980
Funding debt (2)	1,640,514	—	—	1,640,765	1,640,765
Total liabilities	$7,627,369	$—	$1,205,287	$6,509,745	$7,715,032

(1)As of September 30, 2025, includes convertible senior notes due 2026 with a carrying amount and fair value of $221.7 million and $210.9 million, respectively, and convertible senior notes due 2029 with a carrying amount and fair value of $906.0 million and $996.3 million, respectively. As of June 30, 2025, includes convertible senior notes due 2026 with a carrying amount and fair value of $247.9 million and $232.7 million, respectively, and convertible senior notes due 2029 with a carrying amount and fair value of $905.1 million and $972.6 million, respectively. The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.
(2)As of September 30, 2025 and June 30, 2025, debt issuance costs in the amount of $18.3 million and $17.7 million, respectively, was included within funding debt.

13.   Stockholders’ Equity

Common Stock

We had shares of common stock reserved for issuance as follows:

	September 30, 2025	June 30, 2025
Available outstanding under equity compensation plans	38,330,379	39,122,013
Available for future grant under equity compensation plans	65,963,471	53,851,610
Total	104,293,850	92,973,623

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

In November 2021, we granted warrants to purchase 22,000,000 shares of common stock in connection with our commercial agreements with Amazon. 7,000,000 of the warrant shares have an exercise price of $0.01 per share and originally had a term of 3.5 years. A portion of these warrants were fully vested at the grant date and the remainder were fully vested as of December 31, 2024. As of September 30, 2025, 3,500,000 of these warrants have been exercised. In February 2025, the term for the remaining unexercised warrant shares were extended for an additional 4.0 years. The remaining 15,000,000 warrant shares have an exercise price of $100 per share and a term of 7.5 years. We valued the warrants at the grant date using the Black-Scholes-Merton option pricing model. Refer to Note 5.   Balance Sheet Components for more information on the asset and related amortization during the period. The remaining grant-date fair value of the warrants will be recognized within our interim condensed consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions.

During the three months ended September 30, 2025 and 2024, a total of $46.2 million and $112.5 million, respectively, was recognized within sales and marketing expense, which included $5.2 million for both periods in amortization expense of the commercial agreement asset and $41.0 million and $107.3 million, respectively, in expense based upon the grant-date fair value of the warrant shares that vested.

The following table summarizes the warrants activity during the three months ended September 30, 2025:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (years)
Warrants outstanding, June 30, 2025	18,500,000	$81.08	3.90
Granted	—	—	0.00
Exercised	—	—	0.00
Cancelled	—	—	0.00
Warrants outstanding, September 30, 2025	18,500,000	$81.08	3.60
Vested and exercisable, September 30, 2025	11,340,727	$69.14	3.60
On September 30, 2025, the weighted-average grant date fair values for outstanding warrants and exercisable warrants were $86.76 and $93.65, respectively.

Share Repurchases

We record share repurchases on the settlement date. Repurchased shares are subsequently retired and returned to the status of authorized but unissued. Our policy for share retirements is to deduct the par value from common stock and to reflect any excess of cost over par value as a deduction from additional paid-in capital.

There were no share repurchases during the three month periods ended September 30, 2025 and 2024.

14.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to employees, officers, directors, and consultants. As of September 30, 2025, the maximum number of shares of common stock which may be issued under the Plan is 192,859,800 Class A shares and there were 65,963,471 shares of Class A common stock available for future grants under the Plan.

Stock Options

Stock option awards generally vest over a period of four years, with some awards vesting 25% on the 12 month anniversary of the vesting commencement date and the remaining 75% vesting ratably over the next three years. The contractual term is 10 years from the date of grant, or three months after termination of employment.

The following table summarizes our stock option activity for the three months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2025	12,955,978	$19.12	5.18
Exercised	(1,686,317)	17.65
Forfeited, expired or canceled	(31,617)	35.89
Balance as of September 30, 2025	11,238,044	19.29	5.01
Vested and exercisable, September 30, 2025	9,392,988	$17.55	4.42	$522,816
Vested and exercisable, and expected to vest thereafter(1) September 30, 2025	11,236,193	$19.31	5.01	$605,384

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

There were no options granted during the three months ended September 30, 2025. As of September 30, 2025, unrecognized compensation expense related to unvested stock options was approximately $34.0 million, which is expected to be recognized over a remaining weighted-average period of 2.0 years.

Value Creation Award

In November 2020, the Company’s Board of Directors approved a long-term, multi-year performance-based stock option grant providing Mr. Levchin with the opportunity to earn the right to purchase up to 12,500,000 shares of the Company’s Class A common stock (the “Value Creation Award”). We recognize stock-based compensation on these awards based on the grant date fair value using an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. We incurred stock-based compensation expense of $5.5 million and $12.4 million during the three months ended September 30, 2025 and 2024, respectively, associated with the Value Creation Award as a component of general and administrative expense within the interim condensed consolidated statements of operations and comprehensive income (loss).

The following table summarizes our Value Creation Award activity for the three months ended September 30, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2025	12,500,000	$49.00	5.29
Exercised	(1,333,332)	49.00
Balance as of September 30, 2025	11,166,668	49.00	5.29
Vested and exercisable, September 30, 2025	2,666,668	$49.00	5.29	$64,213

As of September 30, 2025, unrecognized compensation expense related to the Value Creation Award was approximately $6.3 million, which is expected to be recognized over a remaining weighted-average period of 0.3 years.

Restricted Stock Units

RSUs are subject to a service-based vesting condition. We record stock-based compensation expense for service-based RSUs on a straight-line basis over the requisite service period, which is generally one to three years.

The following table summarizes our RSU activity during the three months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2025	13,666,035	$30.98
Granted	5,662,211	67.50
Vested	(3,231,575)	36.76
Forfeited, expired or canceled	(433,760)	35.72
Non-vested at September 30, 2025	15,662,911	$42.86

As of September 30, 2025, unrecognized compensation expense related to unvested RSUs was approximately $633.7 million, which is expected to be recognized over a remaining weighted-average period of 1.6 years.

Performance Stock Units

In September 2025, we granted PSUs to select executives and employees. Vesting is contingent upon completion of a continuous three-year service period and the achievement of company financial performance goals, including target growth rates for revenue less transaction costs and adjusted operating income. The number of shares that vest at the end of the performance period will range between 0% and 200% of the target shares based on actual performance against the applicable targets, which will be measured at the end of each fiscal year and averaged at the end of the three-year period. We record stock-based compensation expense for the number of PSUs that are probable of vesting based on the estimated achievement of the performance conditions. If the minimum conditions are not met, any recognized compensation cost will be reversed. The expense is recognized on a straight-line basis over the three-year period.

The following table summarizes our PSU activity during the three months ended September 30, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2025	—	$—
Granted	262,756	89.91
Non-vested at September 30, 2025	262,756	$89.91

As of September 30, 2025, unrecognized compensation expense related to unvested PSUs was approximately $23.3 million, which is expected to be recognized over a remaining weighted-average period of 2.8 years.

2020 Employee Stock Purchase Plan

On November 18, 2020, our Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum effort towards the success of the Company and that of its affiliates. A total of 19.2 million shares of Class A common stock are reserved and available for issuance under the ESPP and 2.1 million shares have been issued as of September 30, 2025. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year. At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP at the first day of the offering period, which represents the grant date. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Three Months Ended September 30,
	2025	2024
General and administrative	$55,773	$62,804
Technology and data analytics	24,764	25,972
Sales and marketing	5,076	5,195
Processing and servicing	240	262
Total stock-based compensation in operating expenses	85,853	94,233
Capitalized into property, equipment and software, net	52,885	49,478
Total stock-based compensation	$138,738	$143,711

15.   Income Taxes

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

For the three months ended September 30, 2025, we recorded income tax expense (benefit) of $2.3 million which was primarily attributable to various foreign income taxes. For the three months ended September 30, 2024, we recorded income tax expense (benefit) of $1.9 million which was primarily attributable to various U.S state and foreign income taxes.

As of September 30, 2025, we continue to recognize a full valuation allowance against our U.S. federal and state and certain foreign net deferred tax assets. This determination was based on the assessment of the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to utilize the existing deferred tax assets.

16.   Net Income (Loss) per Share Attributable to Common Stockholders

The following table presents basic and diluted net income (loss) per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Three Months Ended September 30,
	2025		2024
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) attributable to common stockholders - basic	$70,741	$9,953	$(86,570)	$(13,652)
Net income (loss) attributable to common stockholders - diluted	$71,257	$9,437	$(86,570)	$(13,652)
Denominator:
Weighted average shares of common stock - basic	289,507,745	40,730,460	274,886,393	43,348,162
Dilutive effect of stock equivalents:
Restricted stock units	8,022,382	—	—	—
Stock options, including early exercise of options	8,664,133	—	—	—
Value creation award vested shares	1,312,716	—	—	—
Employee stock purchase plan shares	40,967	—	—	—
Weighted average shares of common stock - diluted	307,547,943	40,730,460	274,886,393	43,348,162
Net income (loss) per share:
Basic	$0.24	$0.24	$(0.31)	$(0.31)
Diluted	$0.23	$0.23	$(0.31)	$(0.31)

The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,
	2025	2024
Common stock warrants	7,840,727	5,734,551
Restricted stock units	4,962,779	24,352,160
Stock options, including early exercise of options	131,859	17,011,341
Employee stock purchase plan shares	—	210,893
Total	12,935,365	47,308,945

17.  Segment Information

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

The CODM is regularly provided with the consolidated expenses presented within the interim condensed consolidated statement of operations and comprehensive income (loss). Refer to the interim condensed consolidated statement of operations and comprehensive income (loss) for further information related to our revenues, expenses, and net income.

Refer to the interim condensed consolidated statement of cash flows for further information related to significant noncash items including depreciation and amortization expense.

The CODM does not review segment assets at a different level than the amounts presented within the interim condensed consolidated balance sheets.

Refer to Note 3. Revenue for further information on the types of products and services the Company derives its revenues from.

18.   Subsequent Events

On November 6, 2025, we entered into a second amended and restated Installment Financing Services Agreement (the “Restated Agreement”) with Amazon.com Services LLC (“Amazon Services”) and Amazon Payments, Inc., which will supersede and replace the existing commercial agreement (the “Existing Agreement”) on February 1, 2026 (the “Effective Date”). The Restated Agreement has an initial term of five years and will automatically extend for subsequent one-year periods unless either party provides notice. The Existing Agreement remains in effect until the Effective Date.
In connection with entry into the Restated Agreement, on November 2, 2025, we and Amazon Services entered into a second amendment (the “Second Amendment”) to the amended and restated warrant (as amended) to purchase up to an aggregate of 15,000,000 shares of Class A common stock, $0.00001 par value per share (the “Warrant Shares”), of the Company. The Second Amendment (i) maintains the exercise price of $100.00 per share for Warrant Shares that vest based on the number of new users acquired prior to February 1, 2026 and (ii) sets an exercise price of $63.06 per share for Warrant Shares that vest based on the number of new users acquired on or after February 1, 2026. We expect the Second Amendment to result in incremental sales and marketing expense of $35 to $40 million, which will be recognized as the Warrant Shares vest, based upon satisfaction of the vesting conditions, which we expect to occur during the period from February 2026 through November 2028.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended June 30, 2025 included in our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our planned investments to drive future growth, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this Form 10-Q and our most recently filed Annual Report on Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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

	Three Months Ended September 30,
	2025	2024	$	%
	(in thousands, except percentages)
Total revenue, net	$933,337	$698,479	$234,858	34%
Total operating expenses	869,676	831,102	38,574	5%
Operating income (loss)	$63,661	$(132,623)	$196,284	148%
Other income, net	19,358	34,303	(14,945)	(44)%
Income (loss) before income taxes	$83,019	$(98,320)	$181,339	184%
Income tax expense	2,326	1,902	424	22%
Net income (loss)	$80,694	$(100,222)	$180,916	181%
Our Financial Model

Our Revenue Model
We have three main loan product offerings: Pay-in-X, 0% annual percentage rate (“APR”) monthly installment loans and interest-bearing monthly installment loans. Pay-in-X primarily consists of short-term payment plans with one to four 0% APR installments.
From merchants, we typically earn a fee when we help them convert a sale and facilitate a transaction. Merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering; we generally earn larger merchant fees on 0% APR financing products. For the three months ended September 30, 2025 and 2024, Pay-in-X represented 15% and 14%, respectively, of total GMV facilitated through our platform while 0% APR installment loans represented 13% and 11%, respectively.
From consumers, we earn interest income on the simple interest loans that we originate or purchase from our originating bank partners. Interest rates charged to our consumers vary depending on the transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. Because our consumers are never charged deferred or compounding interest, late fees, or penalties on the loans, we are not incentivized to profit from our consumers’ hardships. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from one of our originating bank partners or our direct origination of a loan. For the three months ended September 30, 2025 and 2024, interest bearing loans represented 72% and 75% of total GMV facilitated through our platform, respectively.
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

We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada, the U.K., and across most states in the U.S. through our consolidated subsidiaries. We directly originated approximately $1.9 billion, or 18% and $1.3 billion, or 17%, for the three months ended September 30, 2025 and 2024, respectively.
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
Factors Affecting Our Performance
Our performance has been and may continue to be affected by many factors, including those identified below, as well as the factors discussed in the section titled “Risk Factors” in this Form 10-Q and in our most recently filed Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as updated from time to time in our filings with the SEC.
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, variable funding notes, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. As of both September 30, 2025 and June 30, 2025, our equity capital as a percentage of our total platform portfolio was 4%. The mix of on-balance sheet and off-balance sheet funding is a function of how we choose to allocate loan volume, which is determined by the economic arrangements and supply of capital available to us, both of which may also impact our results in any given period.
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
Macroeconomic Environment
We regularly monitor the direct and indirect impacts of the current macroeconomic conditions on our business, financial condition, and results of operations. Since 2022, the U.S. Federal Reserve has maintained an elevated federal funds interest rate. Despite the Federal Reserve’s decision to begin to decrease the federal funds interest rate in September 2024, uncertainty remains as to whether and to what extent the federal funds interest rate will remain at current levels, increase or decrease in future periods. Simultaneously, economic uncertainty and unpredictability, including the prospect of economic recession and the magnitude, duration and impact of tariffs on global trade, has impacted and may continue to impact consumer spending. These challenges have affected, and may continue to affect, our business and results of operations in the following ways:
•Shifts in consumer demand: We have experienced, and may continue to experience, fluctuations in consumer demand across different merchandise categories due to economic uncertainty, inflationary pressures, elevated interest rates, and other macroeconomic factors. If such conditions deteriorate in future periods, consumer demand may be negatively impacted.

•Elevated borrowing costs: The Federal Reserve began decreasing the federal funds interest rate in late 2024, leading to a decline in our average funding costs in recent fiscal periods. However, the overall interest rate environment remains elevated compared to historical levels, and there is continued uncertainty as to whether and to what extent the Federal Reserve may decrease the federal funds rate further in the future. To the extent the current elevated interest rate environment persists, our transaction costs may remain elevated when compared to historical fiscal periods.

•Volatile capital markets: Since fiscal 2024, capital markets have shown improvement against recent periods. Strong loan performance has allowed us to add substantial capacity across funding channels. Despite these improvements, uncertainties remain in the macroeconomic environment, especially with regard to inflation, the prospect of recession, the magnitude, duration and impact of tariffs on global trade, and the potential for increased unemployment. To address these uncertainties, we leverage our diverse capital ecosystem consisting of multiple funding channels, a diverse set of counterparties, and varying maturity debt schedule to support resilience across various macroeconomic conditions and economic cycles.

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

These loan modification programs also impact our delinquency rates, and such impact can vary over time. The volume of loan modifications during the fiscal quarter ended September 30, 2025 decreased compared to the same period in 2024. Loans modified within the last three and twelve months represent 0.12% and 0.20%, respectively, of the outstanding principal balance of loans held on our balance sheet as of September 30, 2025. Our reported delinquency and charge off rates include loans which have become past due or have charged off subsequent to modification. An unknown percentage of loans which have been modified and are current as of September 30, 2025 may become delinquent or charge off in the future. We continue to evaluate the effectiveness of these programs and may modify, expand, or contract their usage, which may affect the timing of reported delinquencies and charge offs in future periods.

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
Additionally, if our recent trend of pretax earnings continues, we believe it is reasonably possible that we may have sufficient positive evidence within the next 12 months to conclude that a significant portion of the domestic valuation allowance is no longer needed. The timing and amount of any valuation allowance release is subject to change based on multiple factors, including our profitability and the extent to which we believe we can sustain it over time. Release of any portion of the valuation allowance would result in the recognition of certain deferred tax assets with a potential corresponding decrease to income tax expense for the period the release is recorded, which would represent a non-cash benefit.
Key Operating Metrics

We focus on several key operating metrics to measure the performance of our business and help determine our strategic direction. In addition to revenue, net income (loss), and other results under U.S. GAAP, the following tables set forth key operating metrics we use to evaluate our business.

	Three Months Ended September 30,
	2025	2024	% Change
	(in billions)
GMV	$10.8	$7.6	42%
GMV
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the three months ended September 30, 2025, GMV was $10.8 billion, which represented an increase of approximately 42%, as compared to the same period in 2024. Overall, the increase in GMV was driven by growth in several key areas including our top five merchants and platform partners, our direct to consumer products, including Affirm Card, and overall increases in our active merchant base, active consumers and average transactions per consumer.

During the three months ended September 30, 2025, GMV growth was diversified across categories and loan products, primarily driven by our services and travel and ticketing categories, as well as our 0% APR installment loans. For the three months ended September 30, 2025, GMV from 0% APR monthly installment loans was $1.4 billion which represented an increase of approximately 74% from $826.0 million for the three months ended September 30, 2024.

For the three months ended September 30, 2025, the top five merchants and platform partners represented approximately 44% of total GMV, as compared to 47% for the three months ended September 30, 2024. GMV attributable to Amazon during the three months ended September 30, 2025 and September 30, 2024 represented 21% and 23%, respectively, of total GMV.

	September 30, 2025	September 30, 2024	% Change
	(in thousands, except per consumer data)
Active consumers	24,128	19,491	24%
Transactions per active consumer	6.1	5.1	20%
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who completes at least one transaction on our platform during the 12 months prior to the measurement date.
As of September 30, 2025, we had approximately 24.1 million active consumers, which represented an increase of 24% compared to approximately 19.5 million active consumers as of September 30, 2024. The increase was primarily due to a high retention rate of existing consumers and the acquisition of new consumers through an expansion in active merchants and platform partnerships.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date.
As of September 30, 2025, we had approximately 6.1 transactions per active consumer, an increase of 20% compared to September 30, 2024. The increase was primarily due to platform growth, a higher frequency of repeat users driven by consumer engagement, and growth of Affirm Card active consumers. As of September 30, 2025 and September 30, 2024, Affirm Card represented approximately 11% and 9% of the total number of transactions.

Results of Operations

The following tables set forth selected interim condensed consolidated statements of operations and comprehensive income (loss) data for each of the periods presented:

	Three Months Ended September 30,
	2025	2024	$	%
	(in thousands, except percentages)
Revenue
Merchant network revenue	$251,147	$184,339	$66,808	36%
Card network revenue	69,330	47,480	21,850	46%
Total network revenue	320,477	231,819	88,658	38%
Interest income (1)	454,122	377,064	77,058	20%
Gain on sales of loans (1)	119,049	63,613	55,436	87%
Servicing income	39,689	25,983	13,706	53%
Total revenue, net	933,337	698,479	234,858	34%
Operating expenses (2)
Loss on loan purchase commitment	71,552	54,237	17,315	32%
Provision for credit losses	162,752	159,824	2,928	2%
Funding costs	110,027	104,145	5,882	6%
Processing and servicing	133,807	95,146	38,661	41%
Technology and data analytics	168,106	134,290	33,816	25%
Sales and marketing	78,491	145,233	(66,742)	(46)%
General and administrative	144,941	138,482	6,459	5%
Restructuring and other	—	(255)	255	(100)%
Total operating expenses	869,676	831,102	38,574	5%
Operating income (loss)	$63,661	$(132,623)	$196,284	148%
Other income, net	19,358	34,303	(14,945)	(44)%
Income (loss) before income taxes	$83,019	$(98,320)	$181,339	184%
Income tax expense	2,326	1,902	424	22%
Net income (loss)	$80,694	$(100,222)	$180,916	181%

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

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Balance at the beginning of the period	$102,680	$98,527
Additions from loans purchased or originated, net of refunds	106,089	78,189
Amortization of discount	(71,316)	(56,697)
Unamortized discount released on loans sold	(30,773)	(20,155)
Impact of foreign currency translation	(370)	339
Balance at the end of the period	$106,310	$100,203

(2) Amounts include stock-based compensation as follows:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
General and administrative	$55,773	$62,804
Technology and data analytics	24,764	25,972
Sales and marketing	5,076	5,195
Processing and servicing	240	262
Total stock-based compensation in operating expenses	85,853	94,233
Capitalized into property, equipment and software, net	52,885	49,478
Total stock-based compensation	$138,738	$143,711
Comparison of the Three Months Ended September 30, 2025 and 2024

Merchant network revenue
Merchant network revenue is impacted by both GMV and the mix of loans originated on our platform as merchant fees vary based on loan characteristics. In particular, merchant network revenue as a percentage of GMV typically increases with longer-term, non interest-bearing loans with higher AOVs, and decreases with shorter-term, interest-bearing loans with lower AOVs.
Merchant network revenue increased by $66.8 million, or 36%, for the three months ended September 30, 2025, compared to the same period in 2024. The increase is primarily attributed to an increase of $3.2 billion, or 42%, in GMV for the three months ended September 30, 2025, compared to the same period in 2024. GMV from our top five merchants and platform partners for the three months ended September 30, 2025, increased 33% compared to the same period in 2024. Our number of active consumers also grew, reaching 24.1 million, as of September 30, 2025, up from approximately 19.5 million as of September 30, 2024.
Transactions per active consumer increased from 5.1 as of September 30, 2024 to 6.1 as of September 30, 2025. The increase in active consumers and transactions per active consumer is partially offset by a decrease in AOV. For the three months ended September 30, 2025, AOV was $260, down from $279 for the same period in 2024. The decrease in AOV is driven by the diversification of our merchant base and our ongoing initiative to drive repeat usage of our platform beyond one-time high AOV purchases.
Card network revenue
Card network revenue increased by $21.9 million, or 46%, for the three months ended September 30, 2025, compared to the same period in 2024. Card network revenue growth is correlated with the growth of GMV processed by our issuer processors. As such, the increase is primarily driven by $3.7 billion of GMV processed through our issuer processors, an increase of approximately 50% for the three months ended September 30, 2025, as compared to the same period in 2024. This was driven by increased card activity primarily through Affirm Card and our one-time-use virtual debit cards, as well as growth in existing and new merchants utilizing our agreement with card-issuing partners as a means of integrating Affirm services. Card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
Interest income
Interest income increased by $77.1 million, or 20%, for the three months ended September 30, 2025, compared to the same period in 2024. Generally, interest income is correlated with the changes in the average balance of loans held for investment, which increased by 19% to $7.1 billion for the three months ended September 30, 2025, compared to the same period in 2024.
Gain on sales of loans
Gain on sales of loans increased by $55.4 million, or 87%, for the three months ended September 30, 2025, compared to the same period in 2024. The increase is driven by higher loan sale volume to third-party loan buyers and favorable transaction economics which are impacted by the composition of our loan portfolio sold and other market factors. We sold loans with an unpaid principal balance of $4.9 billion for the three months ended September 30, 2025, compared to $2.8 billion for the same period in 2024, an increase of 76%.
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
Servicing income increased by $13.7 million, or 53%, for the three months ended September 30, 2025, compared to the same period in 2024. The increase was primarily due to an increase in net servicing fee revenue which is calculated as a percentage of the unpaid principal balance of off-balance sheet loans. The average unpaid principal balance of off-balance sheet loans increased from $5.4 billion during the three months ended September 30, 2024, to $8.4 billion during the same period in 2025, an increase of 57%.
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

Loss on loan purchase commitment increased by $17.3 million, or 32%, for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to an increase in total volume of loans purchased. During the three months ended September 30, 2025, we purchased $8.7 billion of loans from our originating bank partners, compared to $6.4 billion in the same period in 2024, representing an increase of 36%. Of the total loans purchased, 0% APR installment loans represented $1.3 billion during the three months ended September 30, 2025, and $0.8 billion for the same period in 2024, an increase of $0.5 billion.
Provision for credit losses
Provision for credit losses generally represents the amount of expense required to maintain the allowance for credit losses within our interim condensed consolidated balance sheet, which represents management’s estimate of future losses on loans and other receivables. In the event that our loans and receivables outperform our expectation and/or we reduce our expectation of credit losses in future periods, we may release reserves and thereby reduce the allowance for credit losses, yielding income in the provision for credit losses. The provision is determined based on our estimate of expected future losses on loans originated during the period and held for investment on our balance sheet, changes in our estimate of future losses on loans outstanding as of the end of the period and the net charge-offs incurred in the period.
Provision for credit losses increased by $2.9 million, or 2%, for the three months ended September 30, 2025, compared to the same period in 2024, primarily driven by an increase in the provision expense for loans held for investment which increased by $1.6 million, or 1%. Higher provision for credit losses for loans held for investment resulted from a $1.1 billion or 19% increase in the average balance of loans held for investment during the three months ended September 30, 2025 compared to the same period in 2024, and a year over year increase in the allowance rate from to 5.6% as of September 30, 2024 to 5.9% as of September 30, 2025. The allowance rate increased as a result of changes in loan mix, including holding a higher percentage of seasoned and longer term loans on our balance sheet as of September 30, 2025. The impact of the increase in average loan balance and a higher allowance rate was offset by an increase in recoveries during the three months ended September 30, 2025 relative to the same period during the prior year.
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
Funding costs increased by $5.9 million, or 6%, for the three months ended September 30, 2025, compared to the same period in 2024. The increase is primarily due to an increase of funding debt and notes issued by securitization trusts during the three months ended September 30, 2025. The average total of funding debt from warehouses and securitizations for the three months ended September 30, 2025 was $6.5 billion, compared to $5.4 billion during the same period in 2024, an increase of $1.1 billion, or 21%. This was partially offset by favorable repricing within our securitizations. The increase was also attributable to a larger volume of on-balance sheet loans being retained during the period. The average on-balance sheet loan balance was $7.1 billion for the three months ended September 30, 2025, an increase of 19% compared to $6.0 billion during the same period in 2024.
Processing and servicing

Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense, salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead.
Processing and servicing expense increased by $38.7 million, or 41%, for the three months ended September 30, 2025, compared to the same period in 2024. This increase is driven partially by an increase in payment processing fees of $23.5 million, or 42%, related to an increase of $2.9 billion, or 41%, in payment volume for the three months ended September 30, 2025, compared to the same period in 2024.
During the three months ended September 30, 2025, our platform fees increased by $11.0 million, or 52%, due to an increase in volume with a large enterprise partner. Additionally, our customer service and collection costs increased by $6.4 million, or 43%, for the three months ended September 30, 2025, compared to the same period in 2024. This is driven by growth in our overall loan portfolio, including both loans held for investment and loans serviced for third parties, due to the increase in the number of consumer transactions. The number of consumer transactions increased by 52% during the three months ended September 30, 2025, from continued growth at our merchants and platform partners.
Technology and data analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering, product, and credit and analytics employees, as well as the amortization of internally-developed software and technology intangible assets, and our infrastructure and hosting costs.
Technology and data analytics expense increased by $33.8 million, or 25%, for the three months ended September 30, 2025, compared to the same period in 2024. The increase is partially driven by amortization of internally-developed software which increased by $19.3 million, or 43%, for the three months ended September 30, 2025, compared to the same period in 2024, as a result of an increase in the number of capitalized projects. Capitalized projects in service grew by 59% from approximately 1,000 projects as of September 30, 2024 to 1,590 projects as of September 30, 2025. Data infrastructure and hosting costs increased by $8.9 million, or 38%, for the three months ended September 30, 2025, compared to the same period in 2024. The increase in data infrastructure and hosting costs was primarily driven by an increase in the number of consumer transactions. During the three months ended September 30, 2025, the number of consumer transactions increased by 52% from continued growth at our merchants and platform partners. Stock-based compensation and payroll and personnel-related costs increased by $3.3 million, or 6%, for the three months ended September 30, 2025, compared to the same period in 2024, primarily due to an increase in headcount.
Sales and marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, and costs of marketing and promotional activities.
Sales and marketing expense decreased by $66.7 million, or 46%, during the three months ended September 30, 2025, compared to the same period in 2024. The decrease was primarily driven by a $66.3 million, or 62%, decrease in Amazon warrant expense during the three months ended September 30, 2025, compared to the same period in 2024, primarily due to a portion of the warrants becoming fully vested as of December 2024.
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
General and administrative expense increased by $6.5 million, or 5%, during the three months ended September 30, 2025, compared to the same period in 2024. The increase is primarily due to increases in professional services, related to consulting and legal fees, as well as, software and subscriptions.
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
Other income, net, decreased by $14.9 million, or 44%, during the three months ended September 30, 2025, compared to the same period in 2024. The decrease for the three months ended September 30, 2025, was primarily driven by a $18.1 million, or 92%, reduction in gain recognized on the early extinguishment of convertible debt reflecting fewer repurchases, compared to the same period in 2024. This was partially offset by the absence of investment impairments during the three months ended September 30, 2025, compared to a $3.0 million impairment for the same period in 2024.
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
Our principal sources of liquidity are cash and cash equivalents, available for sale securities, available capacity from warehouse and revolving credit facilities, securitization trusts, forward flow loan sale arrangements, and certain cash flows from our operations. As of September 30, 2025, we had $2.2 billion in cash and cash equivalents and available for sale securities, $5.4 billion in available funding debt capacity, excluding our purchase commitments from third party loan buyers, and $330.0 million in borrowing capacity available under our revolving credit facility. We believe our principal sources of liquidity are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months.
The following table summarizes our cash, cash equivalents and investments in debt securities (in thousands):

	September 30, 2025	June 30, 2025
Cash and cash equivalents (1)	$1,428,848	$1,354,455
Investments in short-term debt securities (2)	612,804	652,491
Investments in long-term debt securities (2)	199,638	218,934
Cash, cash equivalent and investments in debt securities	$2,241,290	$2,225,880

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

Debt
Debt as of September 30, 2025 primarily includes funding debt, notes issued by securitization trusts, convertible senior notes and our revolving credit facilities. A detailed description of each of our borrowing arrangements is included in Note 8. Debt in the notes to the interim condensed consolidated financial statements.
The following table summarizes the future maturities of our warehouse credit facilities, variable funding notes, sale and repurchase agreements, and notes issued by securitizations trusts as of September 30, 2025:

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2026	$—	$—
2027	1,850,000	459,355
2028	1,646,843	901,115
2029	1,250,000	1,269,841
2030	947,623	897,754
Thereafter	6,300,000	3,118,112
Total	$11,994,466	$6,646,177
Warehouse Credit Facilities
Our warehouse credit facilities allow us to borrow up to an aggregate of $5.2 billion, and mature between 2027 and 2032. We may continue to pledge new receivables to allow us to borrow up to the commitment amount throughout the revolving period for each facility. The length of the revolving period, the maximum amount we may borrow against pledged collateral balance during the revolving period, and the length of the amortization period prior to the maturity date varies across borrowing facilities depending on negotiated loan terms. As of September 30, 2025, we have drawn an aggregate of $1.2 billion on our warehouse credit facilities. As of September 30, 2025, we were in compliance with all applicable covenants in the agreements.
We use various credit facilities to finance the origination of loan receivables in Canada. Similar to our U.S. warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by Canadian loan receivables pledged to the respective facility as collateral, maturing between 2028 and 2030. As of September 30, 2025, the aggregate commitment amount of these facilities was $644.5 million on a revolving basis, of which $460.1 million was drawn.
As we continue to expand in new geographies, we intend to add the necessary funding capacity to support our growth objectives.
Variable Funding Note
We have entered into a syndicated revolving loan agreement through a securitization master trust which is utilized to fund the purchase and origination of loans. In connection with the loan agreement, the master trust issued a variable funding note (“VFN”), where borrowings will be secured by loan collateral sold to the master trust. Our VFN allows us to borrow up to an aggregate of $1.4 billion and matures in 2032. As of September 30, 2025, we have drawn an aggregate of $65.2 million on our VFN. As of September 30, 2025, we were in compliance with all applicable covenants in the agreements.

Sale and Repurchase Agreements
We entered into various sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. These repurchase agreements have a term equaling the contractual life of the securitization notes pledged. We had $21.3 million in debt outstanding under our sale and repurchase agreements disclosed within funding debt in the interim condensed consolidated balance sheets as of September 30, 2025.
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
Revolving Credit Facility
Our revolving credit facility has an aggregate commitment amount of $330.0 million, with a final maturity date of June 26, 2027. Proceeds from the borrowings under this facility will be used for general corporate purposes in the ordinary course of business. As of September 30, 2025, there are no borrowings outstanding under the facility. The facility contains certain covenants and restrictions, including certain financial maintenance covenants. As of September 30, 2025, we were in compliance with all applicable covenants in the agreements. Refer to Note 8. Debt in the notes to the interim condensed consolidated financial statements for further details on our revolving credit facility.
Convertible Senior Notes
Our convertible senior notes have an aggregate principal balance of $1.1 billion, and bear no interest, in the case of the 2026 Notes, and bear an interest rate of 0.75% per year, in the case of the 2029 Notes, which is payable semiannually. The 2026 Notes mature on November 15, 2026, and the 2029 Notes mature on December 15, 2029, in each case unless earlier converted, redeemed, or repurchased in accordance with their terms. Refer to Note 8. Debt in the notes to the interim condensed consolidated financial statements for further details.
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

Cash Flow Analysis

The following table provides a summary of cash flow data during the periods indicated:

	Three Months Ended September 30,
	2025	2024
	(in thousands)
Net cash provided by operating activities	374,572	196,867
Net cash used in investing activities	(139,611)	(574,999)
Net cash provided by financing activities	110,086	465,625
Cash Flows from Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
Net cash provided by operating activities was $374.6 million for the three months ended September 30, 2025, which reflected adjustments for significant non-cash items, including provision for losses, amortization of premiums and discounts on loans, gain on sale of loans, commercial agreement warrant expense, stock-based compensation, depreciation and amortization, and changes in operating assets and liabilities. Total adjustments and changes in operating assets and liabilities collectively resulted in a net increase in operating cash flows of $293.9 million.

Net cash provided by operating activities was $196.9 million for the three months ended September 30, 2024, which reflected adjustments for significant non-cash items, including provision for credit losses, amortization of premiums and discounts on loans, gain on sale of loans, commercial agreement warrant expense, stock-based compensation, depreciation and amortization, and changes in operating assets and liabilities. Total adjustments and changes in operating assets and liabilities collectively resulted in a net increase in operating cash flows of $297.1 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $139.6 million for the three months ended September 30, 2025. Cash outflows were primarily driven by purchases and origination of loans held for investment of $9.8 billion, purchases of securities available for sale of $146.5 million, and property, equipment and software additions of $54.4 million. Cash inflows included $5.4 billion from principal repayments and other loan servicing activity, $4.3 billion in proceeds from the sale of loans held for investment, and $216.4 million of proceeds from maturities and repayments of securities available for sale.
Net cash used in investing activities was $575.0 million for the three months ended September 30, 2024, Cash outflows were primarily driven by purchases and origination of loans held for investment of $6.4 billion, purchases of securities available for sale of $136.7 million, and property, equipment and software additions of $44.2 million. Cash inflows included $4.1 billion of principal repayments and other loan servicing activity, $1.6 billion in proceeds from the sale of loans held for investment, and $215.7 million of proceeds from maturities and repayments of securities available for sale.
Cash Flows from Financing Activities
Net cash provided by financing activities was $110.1 million for the three months ended September 30, 2025. Cash inflows were driven by $9.1 billion in proceeds from the issuance of secured debt, including funding debt and securitization notes and certificates, and $94.8 million from the exercise of common stock options and warrants and employee contributions to ESPP. Cash outflows included $8.9 billion related to principal repayments on secured debt, $24.8 million related to the extinguishment of a portion of our 2026 Notes and $112.3 million for taxes paid on vested equity awards.
Net cash provided by financing activities was $465.6 million for the three months ended September 30, 2024. Cash inflows were primarily driven by $3.9 billion in proceeds from the issuance of secured debt, including funding debt and securitization notes and certificates. Cash outflows included $3.3 billion related to principal repayments on secured debt, $120.1 million related to the extinguishment of a portion of our 2026 Notes, and $63.2 million related to taxes paid on vested equity awards.
Contractual Obligations

There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three months ended September 30, 2025 from the commitments and contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations,” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which was filed with the SEC on August 28, 2025.
Off-Balance Sheet Arrangements

In the ordinary course of business, we engage in activities that are not reflected within our interim condensed consolidated balance sheets, generally referred to as off-balance sheet arrangements. These activities involve transactions with unconsolidated VIEs, including securitization and forward flow transactions. Across these transactions, ongoing involvement typically includes contractual loan servicing arrangements and loan repurchase obligations in connection with breaches in ordinary course of business representations and warranties.

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

As of September 30, 2025, the aggregate outstanding balance of loans held by third-party investors and off-balance sheet securitizations was $8.5 billion. Refer to Note 9. Securitization and Variable Interest Entities and Note 12. Fair Value of Financial Assets and Liabilities of the accompanying notes to our interim condensed consolidated financial statements for more information.

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
We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during the three months ended September 30, 2025.
For a complete discussion of our significant accounting policies and critical accounting estimates, refer to our Annual Report on Form 10-K for the year ended June 30, 2025 within Note 2 to the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates.”

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
Interest Rate Risk
Our securities available for sale at fair value as of September 30, 2025, included $807.4 million of marketable debt securities with maturities greater than three months. An increase in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative, liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be significant.
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
We maintain an interest rate risk management program which measures and manages the potential volatility of earnings that may arise from changes in interest rates. We use interest rate derivatives to mitigate the effects of changes in interest rates on our variable rate debt which eliminates some, but not all, of the interest rate risk. Some of these contracts are designated as cash flow hedges for accounting purposes. For those contracts designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in other comprehensive income (loss) and is reclassified into funding costs in the same period the hedged transaction affects earnings. Factoring in the interest rate risk management program and the repricing of investment securities, as of September 30, 2025, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $70.0 million adverse impact on our cash flows associated with our market risk sensitive instruments over the next 12 months. This measure projects the changes in cash flows associated with all assets and liabilities, including derivatives, based on contractual market rate-based repricing conditions over a twelve-month time horizon. It considers forecasted business growth and anticipated future funding mix.

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

As of September 30, 2025 and June 30, 2025, we were exposed to credit risk on $7.2 billion and $7.0 billion, respectively, of loans held within our interim condensed consolidated balance sheet. Loan receivables are diversified geographically. As of both September 30, 2025 and June 30, 2025, approximately 11% of loan receivables related to customers residing in the state of California. Approximately 10% of loan receivables related to customers residing in the state of Texas as of both September 30, 2025 and June 30, 2025. No other states or provinces represent 10% or more of total loan receivables.

In addition, we have credit risk exposure in relation to certain off-balance sheet loans sold to third parties where we have entered into risk sharing arrangements, retained interests in unconsolidated securitization trusts and our residual interests in structured transactions. As of September 30, 2025 and June 30, 2025, we have sold $9.3 billion and $8.6 billion, respectively, in unpaid principal balance loans which are subject to risk sharing arrangements, of which our maximum exposure to losses was $85.8 million and $91.1 million, respectively. The fair value of notes receivable and residual trust certificate retained interests in unconsolidated securitization trusts was $54.3 million and $38.9 million as of September 30, 2025 and September 30, 2024, respectively. The fair value of residual interests in structured transactions was $4.0 million as of September 30, 2025, of which our maximum exposure to losses was $16.2 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025 could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A common stock. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our interim condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c)     Rule 10b5-1 Trading Plans

During the three months ended September 30, 2025, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as follows:

On September 12, 2025, Katherine Adkins, our Chief Legal Officer and Chief Compliance Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of the Company's Class A common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Ms. Adkins’ Rule 10b5-1 Trading Plan provides for the exercise of up to 119,037 employee stock options and the sale of the underlying shares of our Class A common stock pursuant to one or more limit orders on or after December 12, 2025 until June 30, 2026, or earlier if all transactions under the trading arrangement are completed.

On September 15, 2025, Siphelele Jiyane, our Chief Accounting Officer, adopted a Rule 10b5-1 Trading Plan. Ms. Jiyane’s Rule 10b5-1 Trading Plan provides for the sale of up to 72,086 shares of our Class A common stock pursuant to one or more limit orders on or after December 15, 2025 until June 30, 2026, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended September 30, 2025.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1+	Form of RSU Agreement pursuant to the Affirm Holdings, Inc. Amended and Restated 2012 Stock Plan					X
10.2+	Form of PSU Agreement pursuant to the Affirm Holdings, Inc. Amended and Restated 2012 Stock Plan					X
10.3+	Cash Incentive Plan	10-K	001-39888	10.21	August 28, 2025
10.4+	Officer Severance Plan					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

+	Denotes management contract or compensatory plan or arrangement.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized,

AFFIRM HOLDINGS, INC.

Date: November 6, 2025	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Rob O’Hare
Rob O’Hare
Chief Financial Officer
(Principal Financial Officer)