Form 10-Q
period 2025-12-31
Affirm Holdings, Inc.
filed 2026-02-05
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025

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

As of January 30, 2026, the number of shares of the registrant’s Class A common stock outstanding was 292,409,876 and the number of shares of the registrant’s Class B common stock outstanding was 40,700,775.

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
•developments in our regulatory environment, including governmental actions to cap interest rates;
•the impact of macroeconomic conditions on our business, including the impacts of inflation, an elevated interest rate environment and corresponding elevated negotiated interest rate spreads, ongoing recessionary concerns, uncertainty relating to the magnitude, duration and impact of tariffs on global trade, and the potential impact of macroeconomic conditions on the stability of the consumers and financial institutions with whom we do business; and
•the size and growth rates of the markets in which we compete.
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

Part I - Financial Information

Item 1. Financial Statements

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	December 31, 2025	June 30, 2025
Assets
Cash and cash equivalents	$1,527,880	$1,354,455
Restricted cash	566,692	401,968
Securities available for sale at fair value	723,375	871,425
Loans held for sale	6	—
Loans held for investment	8,773,542	7,025,534
Allowance for credit losses	(478,103)	(396,929)
Loans held for investment, net	8,295,439	6,628,606
Accounts receivable, net	268,177	426,177
Property, equipment and software, net	639,891	572,637
Goodwill	533,441	534,156
Intangible assets	12,619	12,935
Commercial agreement assets	44,395	57,210
Other assets	344,986	295,360
Total assets	$12,956,899	$11,154,929
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$57,228	$82,820
Payable to third-party loan owners	130,327	211,700
Accrued interest payable	28,784	24,465
Accrued expenses and other liabilities	184,459	157,272
Convertible senior notes, net	1,127,658	1,153,000
Notes issued by securitization trusts	4,834,736	4,833,855
Funding debt	3,046,846	1,622,808
Total liabilities	9,410,038	8,085,919
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 291,506,324 shares issued and outstanding as of December 31, 2025; 3,030,000,000 shares authorized, 284,378,565 shares issued and outstanding as of June 30, 2025	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 40,700,781 shares issued and outstanding as of December 31, 2025; 140,000,000 authorized, 40,734,234 shares issued and outstanding as of June 30, 2025	1	1
Additional paid in capital	6,410,335	6,140,893
Accumulated deficit	(2,846,538)	(3,056,818)
Accumulated other comprehensive loss	(16,939)	(15,069)
Total stockholders’ equity	3,546,861	3,069,009
Total liabilities and stockholders’ equity	$12,956,899	$11,154,929

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

	December 31, 2025	June 30, 2025
Assets of consolidated VIEs, included in total assets above
Restricted cash	$310,298	$192,638
Loans held for investment	8,516,063	6,828,758
Allowance for credit losses	(444,137)	(365,656)
Loans held for investment, net	8,071,926	6,463,101
Accounts receivable, net	3,152	3,032
Other assets	1,222	2,558
Total assets of consolidated VIEs	$8,386,598	$6,661,329
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$—	$2,833
Accrued interest payable	28,464	23,998
Accrued expenses and other liabilities	1,659	2,797
Notes issued by securitization trusts	4,834,736	4,833,855
Funding debt	3,033,546	1,592,139
Total liabilities of consolidated VIEs	7,898,405	6,455,621
Total net assets of consolidated VIEs	$488,193	$205,707

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Revenue
Merchant network revenue	$328,380	$244,895	$579,527	$429,234
Card network revenue	73,035	58,142	142,365	105,622
Total network revenue	401,415	303,037	721,892	534,856
Interest income	493,626	409,367	947,749	786,431
Gain on sales of loans	185,231	125,287	304,280	188,900
Servicing income	42,748	28,690	82,437	54,674
Total revenue, net	$1,123,019	$866,381	$2,056,357	$1,564,861
Operating expenses
Loss on loan purchase commitment	$96,065	$70,278	$167,617	$124,515
Provision for credit losses	214,153	152,980	376,905	312,804
Funding costs	111,717	107,762	221,744	211,907
Processing and servicing	158,582	115,960	292,389	211,106
Technology and data analytics	184,871	148,213	352,976	282,503
Sales and marketing	98,782	136,038	177,273	281,271
General and administrative	141,223	139,412	286,165	277,894
Restructuring and other	—	60	—	(195)
Total operating expenses	$1,005,393	$870,703	$1,875,070	$1,701,805
Operating income (loss)	$117,626	$(4,322)	$181,287	$(136,944)
Other income, net	15,612	87,181	34,970	121,483
Income (loss) before income taxes	$133,238	$82,859	$216,257	$(15,461)
Income tax expense	3,652	2,499	5,977	4,401
Net income (loss)	$129,586	$80,360	$210,280	$(19,862)
Other comprehensive income (loss)
Foreign currency translation adjustments	$7,836	$(35,469)	$(2,167)	$(27,123)
Unrealized gain (loss) on securities available for sale, net	(81)	(2,873)	731	2,716
Loss on cash flow hedges	(305)	(89)	(434)	(1,581)
Net other comprehensive income (loss)	$7,450	$(38,431)	$(1,870)	$(25,988)
Comprehensive income (loss)	$137,037	$41,929	$208,410	$(45,850)
Per share data:
Net income (loss) per share attributable to common stockholders for Class A and Class B
Basic	$0.39	$0.25	$0.63	$(0.06)
Diluted	$0.37	$0.23	$0.60	$(0.06)
Weighted average common shares outstanding
Basic	334,270,750	322,282,334	332,254,478	320,258,445
Diluted	349,365,762	345,196,568	348,822,083	320,258,445

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of June 30, 2025	325,112,799	$3	$6,140,893	$(3,056,818)	$(15,069)	$3,069,009
Issuance of common stock upon exercise of stock options	3,020,789	—	94,828	—	—	94,828
Vesting of restricted stock units	1,914,916	—	—	—	—	—
Vesting of warrants for common stock	—	—	40,977	—	—	40,977
Stock-based compensation	—	—	138,738	—	—	138,738
Tax withholding on stock-based compensation	—	—	(116,041)	—	—	(116,041)
Foreign currency translation adjustments	—	—	—	—	(10,003)	(10,003)
Unrealized gain on securities available for sale	—	—	—	—	812	812
Loss on cash flow hedges	—	—	—	—	(129)	(129)
Net income	—	—	—	80,694	—	80,694
Balance as of September 30, 2025	330,048,504	$3	$6,299,395	$(2,976,124)	$(24,389)	$3,298,885
Issuance of common stock upon exercise of stock options	276,350	—	2,537	—	—	2,537
Issuance of common stock, employee share purchase plan	152,596	—	6,733	—	—	6,733
Vesting of restricted stock units	1,729,655	—	—	—	—	—
Vesting of warrants for common stock	—	—	61,206	—	—	61,206
Stock-based compensation	—	—	124,436	—	—	124,436
Tax withholding on stock-based compensation	—	—	(83,972)	—	—	(83,972)
Foreign currency translation adjustments	—	—	—	—	7,836	7,836
Unrealized loss on securities available for sale	—	—	—	—	(81)	(81)
Loss on cash flow hedges	—	—	—	—	(305)	(305)
Net income	—	—	—	129,586	—	129,586
Balance as of December 31, 2025	332,207,105	$3	$6,410,335	$(2,846,538)	$(16,939)	$3,546,861

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of June 30, 2024	311,053,031	$3	$5,862,555	$(3,109,004)	$(21,565)	$2,731,989
Issuance of common stock upon exercise of stock options	432,277	—	3,596	—	—	3,596
Vesting of restricted stock units	2,492,095	—	—	—	—	—
Vesting of warrants for common stock	—	—	107,263	—	—	107,263
Stock-based compensation	—	—	143,711	—	—	143,711
Tax withholding on stock-based compensation	—	—	(63,208)	—	—	(63,208)
Foreign currency translation adjustments	—	—	—	—	8,346	8,346
Unrealized gain on securities available for sale	—	—	—	—	5,589	5,589
Loss on cash flow hedges	—	—	—	—	(1,492)	(1,492)
Net loss	—	—	—	(100,222)	—	(100,222)
Balance as of September 30, 2024	313,977,403	$3	$6,053,917	$(3,209,226)	$(9,122)	$2,835,572
Issuance of common stock upon exercise of stock options	2,762,075	—	30,700	—	—	30,700
Issuance of common stock, employee share purchase plan	204,650	—	5,092	—	—	5,092
Repurchases of common stock	(3,526,590)	—	(250,000)	—	—	(250,000)
Vesting of restricted stock units	2,317,736	—	—	—	—	—
Vesting of warrants for common stock	—	—	86,776	—	—	86,776
Stock-based compensation	—	—	130,806	—	—	130,806
Tax withholding on stock-based compensation	—	—	(95,335)	—	—	(95,335)
Foreign currency translation adjustments	—	—	—	—	(35,469)	(35,469)
Unrealized loss on securities available for sale	—	—	—	—	(2,873)	(2,873)
Loss on cash flow hedges	—	—	—	—	(89)	(89)
Net income	—	—	—	80,360	—	80,360
Balance as of December 31, 2024	315,735,274	$3	$5,961,956	$(3,128,866)	$(47,553)	$2,785,540

(1)The share amounts listed above combine Class A and Class B stock.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$210,280	$(19,862)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for losses	376,905	312,804
Amortization of premiums and discounts on loans	(143,999)	(111,297)
Gain on sales of loans	(304,280)	(188,900)
Gain on extinguishment of debt	(1,537)	(82,418)
Changes in fair value of assets and liabilities	1,905	4,622
Amortization of commercial agreement assets	12,815	28,511
Amortization of debt issuance costs	14,072	12,990
Accrued interest on securities available for sale	(18,272)	(26,618)
Commercial agreement warrant expense	102,184	194,039
Stock-based compensation	163,653	180,331
Depreciation and amortization	140,922	101,614
Other	(19,095)	(2,151)
Change in operating assets and liabilities:
Purchases and origination of loans held for sale	(1,477,398)	(2,262,419)
Proceeds from the sale of loans held for sale	1,476,673	2,262,441
Accounts receivable, net	149,916	143,781
Other assets	(39,030)	(27,421)
Accounts payable	(25,592)	9,607
Payable to third-party loan buyers	(81,372)	(2,398)
Accrued interest payable	5,054	1,894
Accrued expenses and other liabilities	4,505	(20,266)
Net cash provided by operating activities	548,310	508,884
Cash flows from investing activities
Purchases and origination of loans held for investment	(22,462,467)	(15,051,906)
Proceeds from the sale of loans held for investment	9,605,927	5,264,335
Principal repayments and other loan servicing activity	11,249,582	8,661,493
Additions to property, equipment and software	(110,069)	(88,057)
Purchases of securities available for sale	(214,397)	(184,885)
Proceeds from maturities and repayments of securities available for sale	426,676	720,570
Other investing inflows	141	36,383
Other investing outflows	—	(22,000)
Net cash used in investing activities	(1,504,608)	(664,067)
Cash flows from financing activities
Proceeds from the issuance of convertible notes	—	920,000
Proceeds from the issuance of funding debt	17,273,024	7,893,354
Proceeds from issuance of notes and certificates by securitization trust	1,100,000	750,000
Principal repayments of funding debt	(15,850,765)	(7,548,552)
Principal repayments of notes issued by securitization trust	(1,100,000)	—
Payment of debt issuance costs	(10,696)	(23,070)
Extinguishment of convertible debt	(25,758)	(1,012,856)
Proceeds from exercise of common stock options and warrants and contributions to ESPP	104,098	39,388
Repurchase of common stock	—	(250,000)
Taxes paid related to net share settlement of equity awards	(193,236)	(158,543)
Net cash provided by financing activities	1,296,666	609,721
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,219)	(12,780)
Net increase in cash, cash equivalents and restricted cash	338,149	441,758
Cash, cash equivalents and restricted cash, beginning of period	1,756,423	1,295,399
Cash, cash equivalents and restricted cash, end of period	$2,094,572	$1,737,157

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(Unaudited)
(in thousands)

	Six Months Ended December 31,
	2025	2024
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	$1,527,880	$1,200,381
Restricted cash	566,692	536,776
Total cash, cash equivalents and restricted cash	$2,094,572	$1,737,157

	Six Months Ended December 31,
	2025	2024
Supplemental disclosures of cash flow information
Cash payments for interest expense	$205,789	$201,129
Cash paid for operating leases	8,443	8,322
Cash paid for income taxes	2,233	1,110
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	99,521	94,186
Securities retained under unconsolidated securitization transactions	44,608	41,940
Right of use assets obtained in exchange for operating lease liabilities	11,513	—

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

On June 26, 2025, the Company filed a certificate of conversion with the Secretary of State of the State of Delaware and filed articles of conversion and articles of incorporation with the Secretary of State of the State of Nevada, which as of July 1, 2025, effected a change in our jurisdiction of incorporation from Delaware to Nevada.

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

Derivatives and Hedging

In November 2025, the FASB issued ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements”. The new guidance is primarily intended to enable entities to achieve and maintain hedge accounting for a broader group of highly effective economic hedges. The ASU is effective for fiscal years beginning after December 15, 2026 and interim periods within those annual reporting periods, and should be applied on a prospective basis. The amendments may also be applied to hedging relationships existing as of the date of adoption. Early adoption is permitted. We are in the process of evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

Interim Reporting

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements”. The new guidance primarily clarifies the required interim disclosure requirements. The ASU is effective for fiscal years beginning after December 15, 2027 and interim periods within those annual reporting periods, and may be applied on either a prospective or retrospective basis. Early adoption is permitted. We are in the process of evaluating the impact of adopting this accounting standard update on our consolidated financial statements and disclosures.

3.   Revenue

The following table presents our revenue disaggregated by revenue source (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Merchant network revenue	$328,380	$244,895	$579,527	$429,234
Card network revenue	73,035	58,142	142,365	105,622
Interest income	493,626	409,367	947,749	786,431
Gain on sales of loans	185,231	125,287	304,280	188,900
Servicing income	42,748	28,690	82,437	54,674
Total revenue, net	$1,123,019	$866,381	$2,056,357	$1,564,861

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

A portion of merchant network revenue relates to affiliate network revenue, which is generated when a user makes a purchase on a merchant’s website after being directed from an advertisement on Affirm’s website or mobile application. We earn a fixed placement fee and/or commission as a percentage of the associated sale. Revenue is recognized at the point in time when the performance obligation has been fulfilled, which is when the sale occurs. Affiliate network revenue was $40.2 million and $71.1 million for the three and six months ended December 31, 2025, respectively, and $35.4 million and $60.4 million for the three and six months ended December 31, 2024, respectively.

We reviewed merchant network revenue by merchant as a percentage of total revenue for the three and six months ended December 31, 2025 and 2024, and no individual merchant accounted for 10% or more of total revenue.

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

Interest Income

Interest income consisted of the following components (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Contractual interest income on unpaid principal balance (1)	$428,581	$364,962	$828,689	$702,126
Amortization of discount on loans	85,904	64,115	157,220	120,812
Amortization of premiums on loans	(6,977)	(4,882)	(13,221)	(9,515)
Interest receivable charged-off, net of recoveries (2)	(13,882)	(14,828)	(24,940)	(26,992)
Total interest income	$493,626	$409,367	$947,749	$786,431

(1)Contractual interest income on unpaid principal balance, for the three and six months ended December 31, 2024, was previously reported as $375.9 million and $713.1 million, respectively. These amounts have been corrected herein; the correction is not material to the previously issued financial statements.
(2)Interest receivable charged-off, net of recoveries, for the three and six months ended December 31, 2024, was previously reported as $25.8 million and $37.9 million, respectively. These amounts have been corrected herein; the correction is not material to the previously issued financial statements.

We accrue interest income using the effective interest method, which includes the amortization of any discounts or premiums on loan receivables created upon the purchase of a loan from our originating bank partners or upon the origination of a loan. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of December 31, 2025 and June 30, 2025, the balance of loans held for investment on non-accrual status was $7.2 million and $6.2 million, respectively.

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

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Unpaid principal balance	$8,806,208	$7,050,446
Accrued interest receivable	89,288	67,953
Premiums on loans held for investment	11,066	9,818
Less: Discount due to loss on loan purchase commitment	(91,197)	(75,124)
Less: Discount due to loss on directly originated loans	(41,823)	(27,559)
Total loans held for investment	$8,773,542	$7,025,534

Loans held for investment includes loans originated through our originating bank partners and directly originated loans. Loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $10.8 billion and $19.5 billion during the three and six months ended December 31, 2025, respectively, and $8.1 billion and $14.5 billion during the three and six months ended December 31, 2024, respectively. We directly originated $2.8 billion and $4.7 billion of loans during the three and six months ended December 31, 2025, respectively, and $1.7 billion and $3.0 billion during the three and six months ended December 31, 2024, respectively.

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

The following tables present an aging analysis of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination, of loans held for investment by delinquency status as of December 31, 2025 and June 30, 2025 (in thousands):

	December 31, 2025
	Amortized Costs Basis by Fiscal Year of Origination
	2026	2025	2024	2023	2022	Prior	Total
Current – 3 calendar days past due	$6,567,676	$1,529,226	$110,407	$23,958	$1,715	$109	$8,233,091
4 – 29 calendar days past due	144,752	74,619	2,533	534	55	3	222,496
30 – 59 calendar days past due	53,289	35,537	1,101	164	14	2	90,107
60 – 89 calendar days past due	36,303	32,686	1,073	87	11	—	70,160
90 – 119 calendar days past due(1)	29,809	37,181	1,255	125	21	10	68,401
Total amortized cost basis	$6,831,829	$1,709,249	$116,369	$24,868	$1,816	$124	$8,684,255

(1)Includes $68.3 million of loan receivables as of December 31, 2025 that are 90 days or more past due, but are not on non-accrual status.

	June 30, 2025
	Amortized Costs Basis by Fiscal Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
Current – 3 calendar days past due	$6,268,050	$294,778	$50,958	$4,170	$133	$28	$6,618,117
4 – 29 calendar days past due	156,941	9,713	1,347	145	10	—	168,156
30 – 59 calendar days past due	62,250	4,367	288	35	4	—	66,944
60 – 89 calendar days past due	51,095	5,251	255	30	2	—	56,633
90 – 119 calendar days past due(1)	41,889	5,571	228	34	2	8	47,732
Total amortized cost basis	$6,580,225	$319,680	$53,076	$4,414	$151	$36	$6,957,582

(1)Includes $47.6 million of loan receivables as of June 30, 2025 that are 90 days or more past due, but are not on non-accrual status.

The following table presents net charge-offs by fiscal year of origination as of December 31, 2025 (in thousands):

	December 31, 2025
	Net Charge-offs by Fiscal Year of Origination
	2026	2025	2024	2023	2022	Prior	Total
Current period charge-offs	(26,440)	(271,232)	(17,039)	(1,321)	(394)	(33)	(316,459)
Current period recoveries	411	15,630	10,730	4,061	1,768	454	33,054
Current period net charge-offs	(26,029)	(255,602)	(6,309)	2,740	1,374	421	(283,405)

We maintain an allowance for credit losses at a level sufficient to absorb expected credit losses based on evaluating known and inherent risks in our loan portfolio. The allowance for credit losses reflects our estimate of expected lifetime credit losses as of the balance sheet date. Our estimate considers the remaining contractual term of our loan portfolio, historical credit losses, consumer payment history and estimated recoveries. We also consider current economic conditions and evolving consumer behavioral patterns. Adjustments to the allowance for changes in our estimate of lifetime expected credit losses are recognized in earnings through the provision for credit losses presented within our interim condensed consolidated statements of operations and comprehensive income (loss). When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged off against the allowance for credit losses. Loans are charged off in accordance with our charge-off policy, as the contractual principal becomes 120 days past due. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses.

The following table details activity in the allowance for credit losses, including charge-offs, recoveries and provision for loan losses (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Balance at beginning of period	$425,801	$350,606	$396,929	$309,097
Provision for loan losses	208,175	147,069	364,579	301,874
Charge-offs	(171,864)	(142,912)	(316,459)	(264,360)
Recoveries of charged-off receivables	15,991	9,068	33,054	17,220
Balance at end of period	$478,103	$363,831	$478,103	$363,831

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

The following tables present the amortized cost basis of loans excluding accrued interest receivable that were modified for borrowers experiencing financial difficulty during the three and six months ended December 31, 2025 and 2024, by type of modification (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Payment deferral	$15,632	$10,189	$20,457	$16,096
Loan re-amortization	155	170	252	274
Total	$15,787	$10,359	$20,709	$16,370
% of total loan receivables outstanding	0.18%	0.15%	0.24%	0.24%

With respect to borrowers who received payment deferrals during the three and six months ended December 31, 2025 and 2024, the length of each deferral period was one month.

With respect to borrowers who received a loan re-amortization during the three and six months ended December 31, 2025 and 2024, the payment amount was reduced by half and the term of the loan was extended between one month and twelve months.

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

The following tables present the delinquency status as of December 31, 2025 and 2024, by amortized cost basis excluding accrued interest receivable, of loan receivables that have been modified within the last 12 months where the borrower was experiencing financial difficulty at the time of modification (in thousands):

	December 31, 2025
	Payment Deferral	Loan Re-amortization	Total
Current – 3 calendar days past due	$14,628	$134	$14,762
4 – 29 calendar days past due	3,309	67	3,376
30 – 59 calendar days past due	1,637	38	1,675
60 – 89 calendar days past due	1,113	33	1,146
90 – 119 calendar days past due	1,035	20	1,055
Total amortized cost basis	$21,722	$292	$22,014

	December 31, 2024
	Payment Deferral	Loan Re-amortization	Total
Current – 3 calendar days past due	$11,021	$217	$11,238
4 – 29 calendar days past due	3,085	67	3,152
30 – 59 calendar days past due	1,878	35	1,913
60 – 89 calendar days past due	1,632	32	1,664
90 – 119 calendar days past due	1,789	31	1,820
Total amortized cost basis	$19,405	$382	$19,787

With respect to modifications during the 12 months preceding December 31, 2025 and 2024, respectively, where the borrower was experiencing financial difficulty at the time of modification, the amortized cost basis of loans which have been charged off was $4.4 million and $17.1 million, respectively.

5.   Balance Sheet Components

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, affiliate network partners and servicing fees due from third-party loan owners. For each of these groups, we evaluate accounts receivable to determine management’s current estimate of expected credit losses based on historical experience and future expectations and record an allowance for credit losses. Our allowance for credit losses with respect to accounts receivable was $22.5 million and $18.8 million as of December 31, 2025 and June 30, 2025, respectively.

Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Internally developed software	$1,180,344	$987,399
Leasehold improvements	25,690	21,990
Computer equipment	11,178	9,555
Furniture and equipment	9,692	9,007
Total property, equipment and software, at cost	$1,226,904	$1,027,952
Less: Accumulated depreciation and amortization	(587,014)	(455,315)
Total property, equipment and software, net	$639,891	$572,637

Depreciation and amortization expense on property, equipment and software was $75.5 million and $140.8 million for the three and six months ended December 31, 2025, respectively, and $54.3 million and $100.4 million for the three and six months ended December 31, 2024, respectively.

No impairment losses related to property, equipment and software were recorded during the three and six months ended December 31, 2025 and 2024.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the six months ended December 31, 2025 were as follows (in thousands):

Balance as of June 30, 2025	$534,156
Adjustments (1)	(715)
Balance as of December 31, 2025	$533,441

(1)Adjustments to goodwill during the six months ended December 31, 2025 primarily pertained to foreign currency translation adjustments.

No impairment losses related to goodwill were recorded during the three and six months ended December 31, 2025 and 2024.

Intangible assets consisted of the following (in thousands):

	December 31, 2025
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,826	$(37,826)	$—	0.0
Developed technology	39,431	(39,387)	44	0.8
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks and domains	1,448	(1,448)	—	0.0
Trademarks, licenses and domains	12,225	—	12,225	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,770	$(91,151)	$12,619

	June 30, 2025
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,845	$(37,845)	$—	0.0
Developed technology	39,443	(39,369)	74	1.3
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks and domains	1,450	(1,355)	95	0.6
Trademarks, licenses and domains	12,416	—	12,416	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,994	$(91,059)	$12,935

Amortization expense for intangible assets was $0.1 million for both the three and six months ended December 31, 2025, respectively, and $0.6 million and $1.2 million for the three and six months ended December 31, 2024, respectively. No impairment losses related to intangible assets were recorded during the three and six months ended December 31, 2025 and 2024.

The expected future amortization expense of these intangible assets was immaterial as of December 31, 2025.

Commercial Agreement Assets

In fiscal year 2022, we granted warrants in connection with our commercial agreements with certain subsidiaries of Amazon.com, Inc. (“Amazon”). We recognized an asset of $133.5 million associated with the portion of the warrants that were fully vested upon grant. The asset was valued based on the fair value of the warrants and represents the probable future economic benefit. We amortize the asset over the expected benefit period, which was extended from four to nine years in November 2025 upon execution of a commercial agreement that will supersede and replace the previous commercial agreement. For the three and six months ended December 31, 2025, we recognized amortization expense of $1.9 million and $7.1 million, respectively, and $5.2 million and $10.4 million for the three and six months ended December 31, 2024, respectively, in our interim condensed consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense. As of December 31, 2025, the accumulated amortization is $128.5 million and the remaining net asset value is $5.1 million, which will be recognized over the remaining useful life of 5.1 years. Refer to Note 13. Stockholders’ Equity for further discussion of the warrants.

In fiscal year 2021, we granted warrants in exchange for the opportunity to acquire new merchant partners through a commercial agreement with Shopify Inc. (“Shopify”). We recognized an asset of $270.6 million based on the grant-date fair value of the vested warrants. We amortize the asset over the expected benefit period, which was extended from six to nine years during the fiscal year 2025 upon execution of a commercial agreement that superseded and replaced the previous commercial agreement. The benefit period is reevaluated each reporting period. For the three and six months ended December 31, 2025, we recorded amortization expense related to the commercial agreement asset of $2.8 million and $5.7 million, respectively, and $9.0 million and $18.1 million for the three and six months ended December 31, 2024, respectively, in our interim condensed consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense. As of December 31, 2025, the accumulated amortization is $231.2 million and the remaining net asset value is $39.4 million, which will be recognized over the remaining useful life of 3.5 years.

Other Assets

    Other assets consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Processing reserves	$125,197	$90,826
Prepaid expenses	61,128	47,027
Equity securities held at cost	40,396	40,277
Risk sharing assets	38,992	43,179
Operating lease right-of-use assets	25,904	19,124
Prepaid payroll taxes for stock-based compensation	25,470	25,188
Foreign deferred tax asset	9,574	13,929
Other assets	18,325	15,810
Total other assets	$344,986	$295,360

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	December 31, 2025	June 30, 2025
Accrued expenses	$85,398	$72,813
Operating lease liability	42,277	31,943
Other liabilities	56,783	52,516
Total accrued expenses and other liabilities	$184,459	$157,272

6. Leases

We lease office space under operating leases with various expiration dates through 2034. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from nine months to one year. As of December 31, 2025, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to nine years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. We are required to post collateral for the letters of credit in the form of cash or eligible securities. As of December 31, 2025 and June 30, 2025, the collateral totaled $4.7 million and $4.5 million, respectively, which was in the form of securities that have been classified as securities available for sale at fair value in the interim condensed consolidated balance sheets.

Operating lease expense is as follows (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Operating lease expense (1)	$3,230	$2,865	$6,338	$5,718

(1)Lease expenses for our short-term leases were immaterial for the periods presented.

Lease term and discount rate information are summarized as follows:

December 31, 2025
Weighted average remaining lease term (in years)	6.3
Weighted average discount rate	6.3%

As of December 31, 2025, future minimum lease payments are as follows, by fiscal year (in thousands):

2026 (remaining six months)	$8,132
2027	6,752
2028	6,411
2029	6,551
2030	6,767
Thereafter	17,738
Total lease payments	52,351
Less imputed interest	(10,074)
Present value of total lease liabilities	$42,277

7.   Commitments and Contingencies

Loan Repurchase Obligations

Under the normal terms of our whole loan sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representations and warranties is identified. Generally, a breach in representations and warranties could occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. As of December 31, 2025, the aggregate outstanding balance of loans held by third-party investors or unconsolidated VIEs was $9.7 billion, of which we have recorded a repurchase liability of $8.1 million within accrued expenses and other liabilities in our interim condensed consolidated balance sheets.

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

We have determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described above, would not have a material adverse effect within our consolidated financial position, results of operations or cash flows. Amounts accrued as of

December 31, 2025 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.

8.   Debt

Debt outstanding as of December 31, 2025 includes amounts classified within our interim condensed consolidated balance sheets as funding debt, notes issued by securitization trusts, and convertible senior notes. Secured debt includes borrowings from our warehouse facilities, variable funding notes, notes issued by securitization trusts and sale and repurchase agreements. Unsecured debt includes outstanding convertible senior notes and any borrowings on our unsecured revolving credit facility.

The following table summarizes the components and terms of our secured and unsecured debt as of December 31, 2025 (in thousands):

	Interest Rate (1)	Unused Commitment Fees	Maturity by Fiscal Year	Borrowing Capacity (2)	Debt Outstanding (3)	Debt Outstanding net of unamortized premiums and discount
Secured debt
Funding debt
US warehouse facilities	5.55%	0.20% - 0.50%	2027 - 2032	5,250,000	1,904,902	1,892,470
International warehouse facilities (4)	4.60%	0.30% - 0.45%	2028 - 2030	693,780	547,982	546,258
Variable funding notes	5.37%	0.30%	2032	1,350,000	597,176	594,402
Sales and repurchase agreements	6.61%	—	2028 - 2029	—	13,716	13,716
Notes issued by securitization trusts	5.18%	—	2029 - 2035	4,850,000	4,850,000	4,834,736
				$12,143,780	$7,913,776	$7,881,581
Unsecured debt
Convertible senior notes:
2026 Notes	—	—	2027	—	221,321	220,856
2029 Notes	0.75%	—	2030	—	920,000	906,802
Revolving credit facility	—	0.20%	2027	330,000	—	—
				$330,000	$1,141,321	$1,127,658
Total				$12,473,780	$9,055,097	$9,009,240

(1)The stated interest rate reflects the fixed or variable interest rate in effect for each of our contractual arrangements as of December 31, 2025, weighted by the outstanding principal balance as of that date. The interest rate resets periodically for our variable rate debt, typically based on a reference rate such as Secured Overnight Financing Rate (“SOFR”) or Canadian Overnight Repo Rate Average (“CORRA”) plus a spread, or an alternative rate based on the cost funds for the lender.
(2)Represents total revolving commitment amount, inclusive of debt outstanding as of December 31, 2025.
(3)Certain loans are pledged as collateral for borrowings in our secured debt facilities, except for our sales and repurchase agreements which are collateralized by securitization notes receivable and certificates retained by the Company and classified as securities available for sale at fair value. The carrying value of these pledged assets was $8.6 billion as of December 31, 2025.
(4)As of December 31, 2025, international facilities finance loan receivables originated in Canada.

Maturity by Fiscal Year

The aggregate future maturities of our funding debt, notes issued by securitization trusts and convertible notes consists of the following (in thousands):

December 31, 2025
2026	$—
2027	757,188
2028	1,156,719
2029	1,262,831
2030	1,861,149
Thereafter	4,017,210
Total	$9,055,097
Deferred debt issuance costs	(45,857)
Total funding debt, net of deferred debt issuance costs	$9,009,240
Funding Debt
Warehouse Credit Facilities
Through certain consolidated subsidiaries, which are typically trusts, we enter into secured borrowing arrangements with banks and other financial institutions. Through each of these subsidiaries we enter into a loan or credit and security agreement where we borrow against loans pledged as collateral. Financing terms, including the advance rate and financing spread, vary across these revolving facilities and generally depend on the types of collateral that may be pledged and respective concentration limits. We may continue to pledge new receivables to allow us to borrow up to the commitment amount throughout the revolving period for each facility. The length of the revolving period, the maximum amount we may borrow against pledged collateral balance during the revolving period, and the length of the amortization period prior to the maturity date varies across borrowing facilities depending on negotiated terms.

Borrowings under these agreements are classified as funding debt within our interim condensed consolidated balance sheets and proceeds from the borrowings can only be used for the purposes of funding loans. These borrowing facilities are bankruptcy-remote special-purpose vehicles in which creditors do not have recourse against the general credit of Affirm.

Our funding debt agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of December 31, 2025, we were in compliance with all applicable covenants in the agreements.
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

As of December 31, 2025, we were in compliance with all applicable covenants in the agreement. There were no borrowings outstanding under the facility as of December 31, 2025.

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

Repurchase of a Portion of the 2026 Notes

On May 18, 2025, the Board of Directors authorized the repurchase of up to $200 million in aggregate principal amount of the 2026 Notes (the “May 2025 Authorization”). Note repurchases under the May 2025 Authorization were authorized to be made from time to time during the period commencing July 1, 2025 through December 31, 2025. In anticipation of the expiration of the May 2025 Authorization, on December 17, 2025, the Board of Directors authorized the repurchase of up to $176 million in aggregate principal amount of the 2026 Notes (the “December 2025 Authorization”). Note repurchases under the December 2025 Authorization may be made from time to time during the period commencing January 1, 2026 through November 13, 2026 through open market purchases, privately negotiated purchases, purchase plans under Rule 10b5-1, or through a combination thereof. Repurchases are subject to available liquidity, general market and economic conditions, alternate uses for the capital, and other factors, and there is no minimum principal amount of 2026 Notes that the Company is obligated to repurchase.

During the three and six months ended December 31, 2025, we paid $0.9 million and $25.8 million, respectively, in cash for the repurchase of $1.0 million and $27.4 million, respectively, aggregate principal amount of our 2026 Notes under the May 2025 Authorization. The carrying amount of the extinguished 2026 Notes was approximately $1.0 million and $27.3 million during the three and six months ended December 31, 2025, respectively, resulting in a $0.04 million and $1.5 million gain, respectively, on early extinguishment of debt. The repurchased 2026 Notes were received and canceled. As of December 31, 2025, $221.3 million in aggregate principal amount of the 2026 Notes remains outstanding.

The following table summarizes the interest expense recognized related to the convertible senior notes (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Amortization of debt issuance costs (1)
2026 Notes	$135	$658	$271	$1,427
2029 Notes	841	110	1,682	110
Total amortization of debt issuance costs	$975	$768	$1,953	$1,537
Coupon interest expense (1) (2)	1,736	227	3,471	227
Total interest expenses related to the convertible notes	$2,712	$995	$5,423	$1,764

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

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs (in thousands):

	December 31, 2025
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$2,764,860	$2,455,876	$308,984
Securitizations(1)	5,621,738	5,442,529	179,209
Total consolidated VIEs	$8,386,598	$7,898,405	$488,193

	June 30, 2025
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$1,668,181	$1,504,136	$164,044
Securitizations(1)	4,993,148	4,951,485	41,663
Total consolidated VIEs	$6,661,329	$6,455,621	$205,707

(1)Liabilities include an outstanding balance of $594.4 million and $103.9 million on a VFN classified as funding debt as of December 31, 2025 and June 30, 2025, respectively, and asset-backed securities of $4.8 billion classified as notes issued from securitization trusts as of both periods.

Unconsolidated VIEs

We are involved with various unconsolidated VIEs, established for the purposes of securitization and forward flow arrangements. We retain economic exposure as variable interests in these unconsolidated VIEs, which consist of securitization notes receivable and certificates in unconsolidated trusts, residual interests in structured transactions, and risk sharing assets and liabilities. While we continue to be involved with the unconsolidated VIEs through our role as the servicer, we determined that we are not the primary beneficiary as of December 31, 2025. Factors we considered for this determination are that we hold an insignificant variable interest or rights held by other variable interest holders convey power in the unconsolidated VIEs.

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

Residual interests in structured transactions

Under certain forward flow arrangements with third-party loan buyers, we hold a beneficial interest representing our right to receive a portion of the residual cash flows from the underlying loans sold in connection with the transaction. The loans are held in an unconsolidated VIE that has been established by the third-party loan buyers.

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

The following information pertains to unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary (in thousands):

	December 31, 2025		June 30, 2025
	Carrying Amount	Maximum Exposure to Losses(4)	Carrying Amount	Maximum Exposure to Losses(4)
Securitization notes receivable and certificates in unconsolidated securitization trusts [1]	$80,080	$81,573	$75,469	$76,943
Residual interests in structured transactions [1]	5,436	17,664	2,284	15,644
Risk sharing assets [2]	38,992	62,672	43,179	66,590
Risk sharing liabilities [3]	—	13,179	(90)	24,467
Total unconsolidated VIEs	$124,507	$175,087	$120,842	$183,644

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

10.   Investments

Cash and Cash Equivalents and Securities Available for Sale

Cash and cash equivalents and securities available for sale, at fair value, consist of the following as of each date presented within the interim condensed consolidated balance sheets (in thousands):

	December 31, 2025	June 30, 2025
Cash and cash equivalents:
Money market funds	$63,182	$70,920
Agency bonds	—	3,493
Commercial paper	—	12,564
Government bonds - US	—	4,995
Securities available for sale:
Certificates of deposit	36,552	39,008
Corporate bonds	242,177	264,199
Commercial paper	63,943	126,761
Agency bonds	5,051	7,854
Municipal bonds	8,435	6,076
Government bonds
Non-US	2,181	5,340
US (1)	274,274	344,434
Securitization notes receivable and certificates (2)	80,080	75,469
Residual interests in structured transactions	5,436	2,284
Other	5,246	—
Total marketable securities:	$786,557	$963,397

(1)As of December 31, 2025 and June 30, 2025, these securities include $99.8 million and $75.4 million, respectively, pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements.
(2)These securities include $15.1 million and $34.5 million as of December 31, 2025 and June 30, 2025, respectively, pledged as collateral in connection with sale and repurchase agreements as discussed within Note 8. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of December 31, 2025 and June 30, 2025 were as follows (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$36,500	$52	$—	$—	$36,552
Corporate bonds	241,356	821	—	—	242,177
Commercial paper	63,869	74	—	—	63,943
Agency bonds	5,049	2	—	—	5,051
Municipal bonds	8,410	25	—	—	8,435
Government bonds
Non-US	2,168	13	—	—	2,181
US (2)	273,716	558	—	—	274,274
Securitization notes receivable and certificates (3)	80,792	115	(258)	(569)	80,080
Residual interests in structured transactions	4,876	560		—	5,436
Other	5,000	246	—	—	5,246
Total securities available for sale	$721,736	$2,466	$(258)	$(569)	$723,375

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$38,990	$18	$—	$—	$39,008
Corporate bonds	263,495	759	(55)	—	264,199
Commercial paper (1)	139,336	7	(18)	—	139,325
Agency bonds (1)	11,358	—	(11)	—	11,347
Municipal bonds	6,057	19	—	—	6,076
Government bonds
Non-US	5,331	9	—	—	5,340
US (2)	349,149	371	(91)	—	349,429
Securitization notes receivable and certificates (3)	76,279	173	(42)	(941)	75,469
Residual interests in structured transactions	2,173	111	—	—	2,284
Total securities available for sale	$892,168	$1,467	$(217)	$(941)	$892,477

(1)As of June 30, 2025, Agency bonds, Commercial Paper, and US government bonds included $21.1 million classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)As of December 31, 2025 and June 30, 2025, these securities include $99.8 million and $75.4 million, respectively, pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements.
(3)Approximately $15.1 million and $34.5 million as of December 31, 2025 and June 30, 2025, respectively, of these securities have been pledged as collateral in connection with sale and repurchase agreements discussed within Note 8. Debt.

As of December 31, 2025 and June 30, 2025, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of December 31, 2025 and June 30, 2025, are as follows (in thousands):

	December 31, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Securitization notes receivable and certificates	47,563	(140)	—	—	47,563	(140)
Total securities available for sale (1)	$47,563	$(140)	$—	$—	$47,563	$(140)

	June 30, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$7,711	$—	$—	$—	$7,711	$—
Corporate bonds	42,842	(41)	16,978	(14)	59,820	(55)
Commercial paper	83,701	(18)	—	—	83,701	(18)
Agency bonds	11,347	(11)	—	—	11,347	(11)
Government bonds
Non-US	3,163	—	—	—	3,163	—
US	189,295	(91)	—	—	189,295	(91)
Total securities available for sale (1)	$338,059	$(161)	$16,978	$(14)	$355,037	$(175)

(1)The number of securities with unrealized losses for which an allowance for credit losses has not been recorded totaled 8 and 67 as of December 31, 2025 and June 30, 2025, respectively.

The length of time to contractual maturities of securities available for sale as of December 31, 2025 and June 30, 2025 were as follows (in thousands):

	December 31, 2025
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$36,500	$36,552	$—	$—	$36,500	$36,552
Corporate bonds	153,866	154,144	87,490	88,033	241,356	242,177
Commercial paper	63,869	63,943	—	—	63,869	63,943
Agency bonds	5,049	5,051	—	—	5,049	5,051
Municipal bonds	4,511	4,519	3,899	3,916	8,410	8,435
Government bonds
Non-US	—	—	2,168	2,181	2,168	2,181
US	234,545	234,941	39,171	39,333	273,716	274,274
Securitization notes receivable and certificates (2)	—	—	80,792	80,080	80,792	80,080
Residual interests in structured transactions	—	—	4,876	5,436	4,876	5,436
Other	—	—	5,000	5,246	5,000	5,246
Total securities available for sale	$498,340	$499,150	$223,396	$224,225	$721,736	$723,375

	June 30, 2025
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$38,990	$39,008	$—	$—	$38,990	$39,008
Corporate bonds	149,435	149,675	114,060	114,524	263,495	264,199
Commercial paper (1)	139,336	139,325	—	—	139,336	139,325
Agency bonds (1)	11,358	11,347	—	—	11,358	11,347
Municipal bonds	3,944	3,950	2,113	2,126	6,057	6,076
Government bonds
Non-US	3,162	3,162	2,169	2,178	5,331	5,340
US (1)	326,884	327,076	22,265	22,353	349,149	349,429
Securitization notes receivable and certificates (2)	—	—	76,279	75,469	76,279	75,469
Residual interests in structured transactions	—	—	2,173	2,284	2,173	2,284
Total securities available for sale	$673,109	$673,543	$219,059	$218,934	$892,168	$892,477

(1)As of June 30, 2025, Agency bonds, Commercial paper, and US government bonds included $21.1 million classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)Based on weighted average life of expected cash flows as of December 31, 2025 and June 30, 2025.

Gross proceeds from matured or redeemed securities were $184.4 million and $414.9 million for the three and six months ended December 31, 2025, respectively, and $403.1 million and $706.5 million for the three and six months ended December 31, 2024, respectively.

For available for sale securities, no gains and losses were realized for the three and six months ended December 31, 2025 and $0.3 million for both the three and six months ended December 31, 2024.

Equity Securities Held at Cost

Equity security investments without a readily determinable fair value held at cost were $40.4 million and $40.3 million as of December 31, 2025 and June 30, 2025, respectively, and are included in other assets within the interim condensed consolidated balance sheets.

We did not record any impairment during the three and six months ended December 31, 2025 or for the three months ended December 31, 2024. We recognized an impairment of $3.0 million for the six months ended December 31, 2024 within other income, net in the interim consolidated statements of operations and comprehensive income (loss) in connection with one of our non-marketable equity security investments.

For the three and six months ended December 31, 2025, there were no upward or downward adjustments due to observable changes in orderly transactions. For the three and six months ended December 31, 2024, we recognized an upward adjustment of $2.4 million.

11.   Derivative Financial Instruments

The following table summarizes the total fair value, including interest accruals, and outstanding notional amounts of derivative instruments as of December 31, 2025 and June 30, 2025 (in thousands):

	December 31, 2025			June 30, 2025
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts	$425,000	$—	$389	$100,000	$86	$—
Derivatives not designated as hedges
Interest rate contracts	600,000	1,222	—	405,074	2,558	15
Risk sharing assets/liabilities	10,225,492	38,992	—	8,561,709	43,179	90
Total gross derivative assets/liabilities	$11,250,492	$40,214	$389	$9,066,783	$45,823	$105

The following table summarizes the impact of the cash flow hedges on Accumulated Other Comprehensive Income (“AOCI”) (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Balance at beginning of period	$(1,548)	$(85)	$(1,419)	$1,407
Changes in fair value	(339)	(5)	(315)	(1,273)
Amounts reclassified into earnings (1)	34	(84)	(119)	(308)
Balance at end of period (2)	$(1,853)	$(174)	$(1,853)	$(174)

(1)The amounts reclassified into earnings are presented in the interim condensed consolidated statements of operations and comprehensive income (loss) within funding costs.
(2)As of December 31, 2025, we estimated that $0.4 million of net derivative losses included in AOCI are expected to be reclassified into earnings within the next 12 months.

The following table summarizes the impact of the derivative instruments on income and indicates where within the interim consolidated statements of operations and comprehensive income (loss) such impact is reported (in thousands):

	Location of gains (losses) where the effects of derivatives are recorded	Three Months Ended December 31,		Six Months Ended December 31,
		2025	2024	2025	2024
The effects of cash flow hedging
Interest rate contracts	Funding costs	$(34)	$84	$119	$308
The effects of derivatives not designated in hedging relationships
Interest rate contracts	Other income, net	(379)	2,705	(1,567)	(1,248)
Risk sharing assets/liabilities	Gain on sales of loans	6,552	5,321	13,279	15,883

Refer to Note 12. Fair Value of Financial Assets and Liabilities for additional information on our derivative instruments.

12.   Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and June 30, 2025 (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$63,182	$—	$—	$63,182
Securities, available for sale:
Certificates of deposit	—	36,552	—	36,552
Corporate bonds	—	242,177	—	242,177
Commercial paper	—	63,943	—	63,943
Agency bonds	—	5,051	—	5,051
Municipal bonds	—	8,435	—	8,435
Government bonds:
Non-US	—	2,181	—	2,181
US	—	274,274	—	274,274
Securitization notes receivable and residual trust certificates	—	—	80,080	80,080
Residual interests in structured transactions	—	—	5,436	5,436
Other	—	—	5,246	5,246
Servicing assets	—	—	965	965
Interest rate derivatives	—	1,222	—	1,222
Risk sharing asset	—	—	38,992	38,992
Total assets	$63,182	$633,835	$130,719	$827,736
Liabilities:
Servicing liabilities	$—	$—	$2	$2
Performance fee liability	—	—	2,377	2,377
Profit share liability	—	—	4,713	4,713
Interest rate derivatives	—	389	—	389
Total liabilities	$—	$389	$7,092	$7,481

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$70,920	$—	$—	$70,920
Agency Bonds	—	3,493	—	3,493
Commercial paper	—	12,564	—	12,564
Government bonds- US	—	4,995	—	4,995
Securities, available for sale:
Certificates of deposit	—	39,008	—	39,008
Corporate bonds	—	264,199	—	264,199
Commercial paper	—	126,761	—	126,761
Agency bonds	—	7,854	—	7,854
Municipal bonds	—	6,076	—	6,076
Government bonds:
Non-US	—	5,340	—	5,340
US	—	344,434	—	344,434
Securitization notes receivable and residual trust certificates	—	—	75,469	75,469
Residual interests in structured transactions	—	—	2,284	2,284
Servicing assets	—	—	906	906
Interest rate derivatives	—	2,644	—	2,644
Risk sharing asset	—	—	43,179	43,179
Total assets	$70,920	$817,368	$121,838	$1,010,126
Liabilities:
Servicing liabilities	$—	$—	$41	$41
Performance fee liability	—	—	1,870	1,870
Profit share liability	—	—	9,323	9,323
Risk sharing liability	—	—	90	90
Interest rate derivatives	—	15	—	15
Total liabilities	$—	$15	$11,324	$11,339

As of December 31, 2025 and June 30, 2025, there were no transfers between levels.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Cash and Cash Equivalents and Securities Available for Sale

As of December 31, 2025, we held level 2 debt securities classified as cash and cash equivalents and securities available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Derivative Instruments

As of December 31, 2025 and June 30, 2025, we used a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risks associated with variable interest rates. These derivative instruments are classified as Level 2 within the fair value hierarchy, and the fair value is estimated by using third-party pricing models, which contain certain assumptions based on readily observable market-based inputs. We validate the valuation output on a monthly basis. Refer to Note 11. Derivative Financial Instruments in the notes to the interim condensed consolidated financial statements for further details on our derivative instruments.

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

Servicing Assets and Liabilities

We sold loans with an unpaid principal balance of $6.0 billion and $10.9 billion for the three and six months ended December 31, 2025, respectively, and $4.6 billion and $7.4 billion for the three and six months ended December 31, 2024, respectively, for which we retained servicing rights.

As of December 31, 2025 and June 30, 2025, we serviced loans which we sold with a remaining unpaid principal balance of $9.7 billion and $7.8 billion, respectively. We earned $42.7 million and $82.4 million of servicing income for the three and six months ended December 31, 2025, respectively, and $28.7 million and $54.7 million for the three and six months ended December 31, 2024, respectively.

We use discounted cash flow models to arrive at an estimate of fair value. As of December 31, 2025 and June 30, 2025, the aggregate fair value of the servicing assets was measured at $1.0 million and $0.9 million, respectively, and presented within other assets in the interim condensed consolidated balance sheets. The aggregate fair value of the servicing liabilities was immaterial as of December 31, 2025 and June 30, 2025.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Fair value at beginning of period	$667	$435	$906	$574
Initial transfers of financial assets	254	230	254	230
Subsequent changes in fair value	44	141	(195)	2
Fair value at end of period	$965	$806	$965	$806

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Fair value at beginning of period	$13	$438	$41	$743
Initial transfers of financial liabilities	—	—	—	—
Subsequent changes in fair value	(11)	(201)	(39)	(506)
Fair value at end of period	$2	$237	$2	$237

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of December 31, 2025 and June 30, 2025:

		December 31, 2025
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Servicing assets	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	10.65%	16.39%	13.24%
Servicing liabilities	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	6.43%	6.43%	6.43%

		June 30, 2025
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Servicing assets	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	10.24%	15.68%	12.04%
Servicing liabilities	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	3.71%	7.89%	5.26%

(1)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	December 31, 2025	June 30, 2025
Servicing assets
Default Rate assumption:
Default Rate increase of 25%	$1	$1
Default Rate increase of 50%	$2	$2
Adequate Compensation assumption:
Adequate Compensation increase of 10%	$(1,511)	$(1,439)
Adequate Compensation increase of 20%	$(3,021)	$(2,879)
Discount Rate assumption:
Discount Rate increase of 25%	$(37)	$(35)
Discount Rate increase of 50%	$(70)	$(66)
Servicing liabilities
Default Rate assumption:
Default Rate increase of 25%	$—	$—
Default Rate increase of 50%	$—	$—
Adequate Compensation assumption:
Adequate Compensation increase of 10%	$5,891	$4,593
Adequate Compensation increase of 20%	$11,781	$9,186
Discount Rate assumption:
Discount Rate increase of 25%	$—	$(1)
Discount Rate increase of 50%	$—	$(1)

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

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Fair value at beginning of period	$1,975	$1,541	$1,870	$1,503
Purchases of loans	916	566	1,639	1,089
Settlements paid	(689)	(501)	(1,281)	(978)
Subsequent changes in fair value	175	167	149	159
Fair value at end of period	$2,377	$1,773	$2,377	$1,773

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of December 31, 2025 and June 30, 2025:

	December 31, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (2)
Discount Rate	7.00%	10.00%	8.89%
Refund Rate	1.50%	1.50%	1.50%
Loss Rate(1)	0.84%	4.65%	3.15%

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (2)
Discount Rate	7.25%	10.00%	9.23%
Refund Rate	1.50%	1.50%	1.50%
Loss Rate(1)	0.87%	4.65%	3.07%

(1)The Loss Rate is net of recoveries
(2)Unobservable inputs were weighted by remaining principal balances

Securitization Notes Receivable and Residual Trust Certificates

As of December 31, 2025, we held notes receivable and residual trust certificates with an aggregate fair value of $80.1 million in connection with unconsolidated securitizations. The balances correspond to the 5% economic risk retention we are required to maintain as the securitization sponsor.

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

The following table summarizes the activity related to the fair value of the notes receivable and residual trust certificates (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Fair value at beginning of period	$54,263	$38,926	$75,469	$51,670
Additions	44,611	41,943	44,611	41,943
Cash received (due to payments)	(19,758)	(12,036)	(42,325)	(26,419)
Change in unrealized gain (loss)	(267)	(510)	(305)	(541)
Accrued interest	1,048	931	2,258	2,976
Reversal of (impairment on) securities available for sale	183	(203)	372	(578)
Fair value at end of period	$80,080	$69,051	$80,080	$69,051

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the notes receivable and residual trust certificates as of December 31, 2025 and June 30, 2025:

	December 31, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (2)
Discount Rate	3.47%	55.11%	6.04%
Default Rate(1)	0.99%	9.38%	8.01%
Prepayment Rate	14.81%	26.00%	23.63%

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (2)
Discount Rate	2.86%	30.29%	6.89%
Default Rate	0.94%	8.40%	7.65%
Prepayment Rate	21.46%	24.85%	23.14%

(1)The cumulative loss relative to the outstanding balance as of December 31, 2025
(2)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the notes receivable and residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

	December 31, 2025	June 30, 2025
Discount Rate Assumption:
Discount Rate increase of 25%	$(709)	$(727)
Discount Rate increase of 50%	$(1,409)	$(1,427)
Default Rate assumption:
Default Rate increase of 25%	$(3,214)	$(2,688)
Default Rate increase of 50%	$(4,026)	$(3,698)
Prepayment Rate assumption:
Prepayment Rate change of 25%	$(164)	$(130)
Prepayment Rate change of 50%	$(331)	$(259)

Residual Interests in Structured Transactions

As of December 31, 2025, we held residual interests in structured transactions with an aggregate fair value of $5.4 million in connection with certain forward flow loan sale transactions.

These assets are measured at fair value using a discounted cash flow model, and presented within securities available for sale at fair value in the interim condensed consolidated balance sheets. Changes in the fair value, except for credit impairments, are reflected in other comprehensive income in the interim condensed consolidated statements of operations and comprehensive income (loss).

The following table summarizes the activity related to the fair value of the assets (in thousands):

	Three Months Ended December 31, 2025	Six Months Ended December 31, 2025
Fair value at beginning of period	$4,017	$2,284
Capital contribution	1,124	2,703
Subsequent changes in fair value	294	448
Fair value at the end of period	5,436	5,436

Significant unobservable inputs used for our Level 3 fair value measurement of the residual interests are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual interests in structured transactions as of December 31, 2025 and June 30, 2025:

	December 31, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	20.00%	20.00%	20.00%
Default Rate	9.31%	9.31%	9.31%
Prepayment Rate	47.89%	47.89%	47.89%

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	20.00%	20.00%	20.00%
Default Rate	8.88%	8.88%	8.88%
Prepayment Rate	48.85%	48.85%	48.85%

(1)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the residual interests in structured transactions given hypothetical changes in significant unobservable inputs (in thousands):

	December 31, 2025	June 30, 2025
Discount Rate assumption:
Discount Rate increase of 20%	$(374)	$(181)
Discount Rate increase of 40%	$(712)	$(343)
Default Rate assumption:
Default Rate increase of 20%	$(25)	$(28)
Default Rate increase of 40%	$(57)	$(50)
Prepayment Rate assumption:
Prepayment Rate increase of 20%	$(73)	$(35)
Prepayment Rate increase of 40%	$(134)	$(64)

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

The following table summarizes the activity related to the fair value of the profit share liability (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Fair value at beginning of period	$7,592	$2,015	$9,323	$1,974
Facilitation of loans	675	4,238	3,822	5,465
Actual performance	(4,500)	(3,271)	(9,596)	(6,299)
Subsequent changes in fair value	946	3,129	1,164	4,971
Fair value at end of period	$4,713	$6,111	$4,713	$6,111

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of December 31, 2025 and June 30, 2025:

	December 31, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	30.00%	30.00%	30.00%
Program Profitability	1.00%	3.28%	2.81%

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	30.00%	30.00%	30.00%
Program Profitability	0.23%	3.28%	2.86%

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

We account for these arrangements as derivatives measured at fair value with gains and losses recognized in gain on sales of loans in our interim condensed consolidated statements of operations and comprehensive income (loss). For each counterparty, we have recognized a net asset or net liability based on the estimated fair value of future payments we expect to receive from or make to the counterparty. As of December 31, 2025, we estimated the fair value of future settlements using a discounted cash flow model.

The following table summarizes the activity related to the fair value of the risk sharing assets (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Fair value at beginning of period	$41,565	$45,330	$43,179	$33,884
Initial transfers of financial assets	4,761	5,191	11,269	15,568
Cash settlements	(9,126)	(5,824)	(17,466)	(5,824)
Subsequent changes in fair value	1,792	272	2,010	1,341
Fair value at end of period	$38,992	$44,969	$38,992	$44,969

The following table summarizes the activity related to the fair value of the risk sharing liabilities (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Fair value at beginning of period	$—	$1,801	$90	$918
Cash settlements	—	(445)	(90)	(445)
Subsequent changes in fair value	—	142	—	1,025
Fair value at end of period	$—	$1,498	$—	$1,498

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the risk sharing arrangements as of December 31, 2025 and June 30, 2025:

		December 31, 2025
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount Rate	6.88%	20.00%	17.68%
	Loss Rate	3.34%	4.94%	4.15%
	Prepayment Rate	18.34%	20.96%	19.68%
Risk sharing liabilities	Discount Rate	20.00%	20.00%	20.00%
	Loss Rate	3.48%	5.27%	4.46%

		June 30, 2025
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount Rate	20.00%	20.00%	20.00%
	Loss Rate	3.32%	4.91%	4.13%
	Prepayment Rate	19.84%	22.89%	21.34%
Risk sharing liabilities	Discount Rate	20.00%	20.00%	20.00%
	Loss Rate	3.47%	5.35%	4.42%

(1)Unobservable inputs were weighted by principal balance of loans sold under each cohort

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the risk sharing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	December 31, 2025	June 30, 2025
Risk sharing assets
Prepayment Rate assumption:
Prepayment Rate decrease of 25%	$(1,813)	$(1,896)
Prepayment Rate decrease of 50%	$(3,751)	$(3,923)
Loss Rate assumption:
Loss Rate increase of 25%	$(14,821)	$(15,150)
Loss Rate increase of 50%	$(29,640)	$(30,277)
Discount Rate assumption:
Discount Rate increase of 25%	$(583)	$(903)
Discount Rate increase of 50%	$(1,130)	$(1,745)
Risk sharing liabilities
Loss Rate assumption:
Loss Rate increase of 25%	$5,384	$16,946
Loss Rate increase of 50%	$10,534	$24,676
Discount Rate assumption:
Discount Rate increase of 25%	$—	$—
Discount Rate increase of 50%	$—	$—

Financial Assets and Liabilities Not Recorded at Fair Value

The following table presents the fair value and our assessment of the classification of this measurement within the fair value hierarchy for financial assets and liabilities held at amortized cost as of December 31, 2025 and June 30, 2025 (in thousands):

	December 31, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	$6	$—	$6	$—	$6
Loans held for investment, net	8,295,439	—	—	8,970,675	8,970,675
Total assets	$8,295,445	$—	$6	$8,970,675	$8,970,681
Liabilities:
Convertible senior notes, net (1)	$1,127,658	$—	$1,241,762	$—	$1,241,762
Notes issued by securitization trusts	4,834,736	—	—	4,866,377	4,866,377
Funding debt	3,046,846	—	—	3,064,040	3,064,040
Total liabilities	$9,009,240	$—	$1,241,762	$7,930,417	$9,172,179

	June 30, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for investment, net	6,628,606	—	—	7,085,840	7,085,840
Total assets	$6,628,606	$—	$—	$7,085,840	$7,085,840
Liabilities:
Convertible senior notes, net (1)	$1,153,000	$—	$1,205,287	$—	$1,205,287
Notes issued by securitization trusts	4,833,855	—	—	4,868,980	4,868,980
Funding debt	1,622,808	—	—	1,640,765	1,640,765
Total liabilities	$7,609,663	$—	$1,205,287	$6,509,745	$7,715,032

(1)As of December 31, 2025, includes convertible senior notes due 2026 with a carrying amount and fair value of $220.9 million and $211.4 million, respectively, and convertible senior notes due 2029 with a carrying amount and fair value of $906.8 million and $1.0 billion, respectively. As of June 30, 2025, includes convertible senior notes due 2026 with a carrying amount and fair value of $247.9 million and $232.7 million, respectively, and convertible senior notes due 2029 with a carrying amount and fair value of $905.1 million and $972.6 million, respectively. The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.

13.   Stockholders’ Equity

Common Stock

We had shares of common stock reserved for issuance as follows:

	December 31, 2025	June 30, 2025
Available outstanding under equity compensation plans	34,868,631	39,122,013
Available for future grant under equity compensation plans	67,415,813	53,851,610
Total	102,284,444	92,973,623

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

In November 2025, in connection with the execution of an amended commercial agreement with Amazon, we modified the exercise price of the warrants vesting February 2026 and thereafter from $100 per share to $63.06 per share. The fair value of the warrants was remeasured as of the modification date using the Black Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero; remaining years to maturity of 3.6; volatility of 94%; and a risk-free rate of 3.63%. The remaining fair value of the warrants, including the incremental cost resulting from the modification, will be recognized within our consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions.
During the three and six months ended December 31, 2025, we recognized $61.2 million and $102.2 million, respectively, within sales and marketing expense, compared to $86.8 million and $194.0 million for the three and six months ended December 31, 2024, respectively, based upon the grant-date fair value of the warrant shares that vested. Refer to Note 5.  Balance Sheet Components for more information on the commercial agreement asset recognized in connection with the warrants and the related amortization.

The following table summarizes the warrants activity for the six months ended December 31, 2025:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (years)
Warrants outstanding, June 30, 2025	18,500,000	$81.08	3.90
Granted	—	—	0.00
Exercised	—	—	0.00
Cancelled	—	—	0.00
Warrants outstanding, December 31, 2025	18,500,000	$68.78	3.40
Vested and exercisable, December 31, 2025	12,147,629	$71.19	3.40
As of December 31, 2025, unrecognized compensation expense related to the unvested warrants was approximately $519.5 million, which is expected to be recognized over a remaining weighted-average period of 2.9 years.

Share Repurchases

There were no share repurchases during the three and six months ended December 31, 2025.

14.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to employees, officers, directors, and consultants. As of December 31, 2025, the maximum number of shares of common stock which may be issued under the Plan is 192,859,800 Class A shares and there were 67,415,813 shares of Class A common stock available for future grants under the Plan.

Stock Options

Stock option awards generally vest over a period of four years, with some awards vesting 25% on the 12 month anniversary of the vesting commencement date and the remaining 75% vesting ratably over the next three years. The contractual term is 10 years from the date of grant, or three months after termination of employment.

The following table summarizes our stock option activity for the six months ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2025	12,955,978	$19.12	5.18
Exercised	(1,966,068)	16.45
Forfeited, expired or canceled	(140,822)	32.06
Balance as of December 31, 2025	10,849,088	19.44	4.76
Vested and exercisable, December 31, 2025	9,362,226	$18.01	4.27	$529,250
Vested and exercisable, and expected to vest thereafter(1) December 31, 2025	10,847,762	$19.46	4.76	$597,429

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

There were no options granted during the six months ended December 31, 2025. As of December 31, 2025, unrecognized compensation expense related to unvested stock options was approximately $27.7 million, which is expected to be recognized over a remaining weighted-average period of 1.8 years.

Value Creation Award

In November 2020, the Company’s Board of Directors approved a long-term, multi-year performance-based stock option grant providing Mr. Levchin with the opportunity to earn the right to purchase up to 12,500,000 shares of the Company’s Class A common stock (the “Value Creation Award”). We recognize stock-based compensation on these awards based on the grant date fair value using an accelerated attribution method over the requisite service period, and only if performance-based conditions are considered probable of being satisfied. We incurred stock-based compensation expense of $5.5 million and $11.0 million during the three and six months ended December 31, 2025, respectively, and $12.4 million and $24.7 million during the three and six months ended December 31, 2024, respectively, associated with the Value Creation Award as a component of general and administrative expense within the interim condensed consolidated statements of operations and comprehensive income (loss).

The following table summarizes our Value Creation Award activity for the six months ended December 31, 2025:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2025	12,500,000	$49.00	5.29
Exercised	(1,333,332)	49.00
Balance as of December 31, 2025	11,166,668	49.00	5.04
Vested and exercisable, December 31, 2025	2,666,668	$49.00	5.04	$67,813

As of December 31, 2025, unrecognized compensation expense related to the Value Creation Award was approximately $0.8 million, which is expected to be recognized during the fiscal quarter ended March 31, 2026.

Restricted Stock Units

RSUs are subject to a service-based vesting condition. We record stock-based compensation expense for service-based RSUs on a straight-line basis over the requisite service period, which is generally one to three years.

The following table summarizes our RSU activity during the six months ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2025	13,666,035	$30.98
Granted	5,993,867	67.73
Vested	(6,176,746)	37.44
Forfeited, expired or canceled	(893,037)	37.72
Non-vested at December 31, 2025	12,590,119	$44.83

As of December 31, 2025, unrecognized compensation expense related to unvested RSUs was approximately $527.8 million, which is expected to be recognized over a remaining weighted-average period of 1.5 years.

Performance Stock Units

In September 2025, we began granting PSUs to select executives and employees. Vesting is contingent upon completion of a continuous three-year service period and the achievement of company financial performance goals, including target growth rates for revenue less transaction costs and adjusted operating income. The number of shares that vest at the end of the performance period will range between 0% and 200% of the target shares based on actual performance against the applicable targets, which will be measured at the end of each fiscal year and averaged at the end of the three-year period. We record stock-based compensation expense for the number of PSUs that are probable of vesting based on the estimated achievement of the performance conditions. If the minimum conditions are not met, any recognized compensation cost will be reversed. The expense is recognized on a straight-line basis over the three-year period.

The following table summarizes our PSU activity during the six months ended December 31, 2025:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2025	—	$—
Granted	262,756	89.91
Non-vested at December 31, 2025	262,756	$89.91

As of December 31, 2025, unrecognized compensation expense related to unvested PSUs was approximately $25.6 million, which is expected to be recognized over a remaining weighted-average period of 2.5 years.

2020 Employee Stock Purchase Plan

On November 18, 2020, our Board of Directors adopted and approved the 2020 Employee Stock Purchase Plan (“ESPP”). The purpose of the ESPP is to secure the services of new employees, to retain the services of existing employees and to provide incentives for such individuals to exert maximum effort towards the success of the Company and that of its affiliates. A total of 19.1 million shares of Class A common stock are reserved and available for issuance under the ESPP and 2.2 million shares have been issued as of December 31, 2025. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year. At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP at the first day of the offering period, which represents the grant date. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
General and administrative	$50,588	$57,719	$106,362	$120,524
Technology and data analytics	23,012	23,677	47,776	49,648
Sales and marketing	3,984	4,482	9,060	9,677
Processing and servicing	215	220	455	482
Total stock-based compensation in operating expenses	77,800	86,098	163,653	180,331
Capitalized into property, equipment and software, net	46,636	44,708	99,521	94,186
Total stock-based compensation	$124,436	$130,806	$263,174	$274,517

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

For the three and six months ended December 31, 2025, we recorded income tax expense (benefit) of $3.7 million and $6.0 million, respectively, which was primarily attributable to various foreign income taxes. For the three and six months ended December 31, 2024, we recorded income tax expense (benefit) of $2.5 million and $4.4 million, respectively, which was primarily attributable to various U.S state and foreign income taxes.

As of December 31, 2025, we continue to recognize a full valuation allowance against our U.S. federal and state and certain foreign net deferred tax assets. We will release the domestic valuation allowance when there is sufficient positive evidence to support a conclusion that it is more likely than not the deferred tax assets will be realized. Recent earnings performance has improved the mix of positive versus negative evidence, and if these trends were to continue, we expect that additional positive evidence may be available within our fiscal year ending June 30, 2026 to support the release of a significant portion of the domestic valuation allowance. The timing and amount of any valuation allowance release is subject to change based on multiple factors, including our level of profitability and the extent to which we believe we can sustain it over time. Release of any portion of the valuation allowance would result in the recognition of certain deferred tax assets with a potential corresponding decrease to income tax expense for the period the release is recorded.

16.   Net Income (Loss) per Share Attributable to Common Stockholders

The following table presents basic and diluted net income (loss) per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Three Months Ended December 31,		Six Months Ended December 31,
	2025		2025
	Class A	Class B	Class A	Class B
Numerator:
Net income attributable to common stockholders - basic	$113,805	$15,781	$184,510	$25,770
Net income attributable to common stockholders - diluted	$114,487	$15,099	$185,734	$24,546
Denominator:
Weighted average shares of common stock - basic	293,563,836	40,706,914	291,535,791	40,718,687
Dilutive effect of stock equivalents:
Restricted stock units	6,561,719	—	7,292,050	—
Stock options	7,682,217	—	8,173,175	—
Value creation award vested shares	851,076	—	1,081,896	—
Employee stock purchase plan shares	—	—	20,484	—
Weighted average shares of common stock - diluted	308,658,848	40,706,914	308,103,396	40,718,687
Net income per share:
Basic	$0.39	$0.39	$0.63	$0.63
Diluted	$0.37	$0.37	$0.60	$0.60

	Three Months Ended December 31,		Six Months Ended December 31,
	2024		2024
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) attributable to common stockholders - basic	$69,983	$10,377	$(17,227)	$(2,635)
Net income (loss) attributable to common stockholders - diluted	$70,672	$9,688	$(17,227)	$(2,635)
Denominator:
Weighted average shares of common stock - basic	280,666,562	41,615,772	277,776,478	42,481,967
Dilutive effect of stock equivalents:
Restricted stock units	11,983,390	—	—	—
Stock options	10,241,926	—	—	—
Value creation award vested shares	473,889	—	—	—
Common stock warrants	215,029	—	—	—
Weighted average shares of common stock - diluted	303,580,796	41,615,772	277,776,478	42,481,967
Net income (loss) per share:
Basic	$0.25	$0.25	$(0.06)	$(0.06)
Diluted	$0.23	$0.23	$(0.06)	$(0.06)

The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
Common stock warrants	8,647,629	6,278,501	8,647,629	6,278,501
Restricted stock units	532,903	773,998	532,903	20,685,982
Employee stock purchase plan shares	211,939	189,621	211,939	189,621
Stock options	162,014	906,767	162,014	14,260,228
Value creation award vested shares	—	—	—	4,000,000
Total	9,554,485	8,148,887	9,554,485	45,414,332

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

18.   Subsequent Events

Grant of Annual Equity Award to Founder and Chief Executive Officer

On January 13, 2026, at the recommendation of its Compensation Committee, the Board of Directors approved the grant of an equity award under the Company’s Amended and Restated 2012 Stock Plan consisting of PSUs that vest into shares of the Company’s Class A Common Stock, par value $0.00001 per share, to Max Levchin, its Founder and Chief Executive Officer. The grant consisted of 333,667 PSUs (the “PSU Grant”).

The PSU Grant vesting conditions align with those applicable to the grants of PSUs awarded to the Company’s other executive officers in September 2025. Refer to Note 14. Equity Incentive Plans in the notes to the interim condensed consolidated financial statements for more information.

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

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Total revenue, net	$1,123,019	$866,381	$256,638	30%	$2,056,357	$1,564,861	$491,496	31%
Total operating expenses	1,005,393	870,703	134,690	15%	1,875,070	1,701,805	173,265	10%
Operating income (loss)	$117,626	$(4,322)	$121,948	NM (1)	$181,287	$(136,944)	$318,231	NM (1)
Other income, net	15,612	87,181	(71,569)	(82)%	34,970	121,483	(86,513)	(71)%
Income (loss) before income taxes	$133,238	$82,859	$50,379	61%	$216,257	$(15,461)	$231,718	NM (1)
Income tax expense	3,652	2,499	1,153	46%	5,977	4,401	1,576	36%
Net income (loss)	$129,586	$80,360	$49,226	61%	$210,280	$(19,862)	$230,142	NM (1)

(1)Not meaningful (“NM”)
Our Financial Model

Our Revenue Model
We have three main loan product offerings: Pay-in-X, 0% annual percentage rate (“APR”) monthly installment loans and interest-bearing monthly installment loans. Pay-in-X primarily consists of short-term payment plans with one to four 0% APR installments.
From merchants, we typically earn a fee when we help them convert a sale and facilitate a transaction. Merchant fees depend on the individual arrangement between us and each merchant and vary based on the terms of the product offering; we generally earn larger merchant fees on 0% APR financing products. For the three and six months ended December 31, 2025, Pay-in-X represented 17% and 16%, respectively, of total GMV facilitated through our platform while 0% APR installment loans represented 15% for both the three and six months ended December 31, 2025. For the three and six months ended December 31, 2024, Pay-in-X represented 15% and 14%, respectively, of total GMV facilitated through our platform while 0% APR installment loans represented 13% and 12%, respectively.
From consumers, we earn interest income on the simple interest loans that we originate or purchase from our originating bank partners. Interest rates charged to our consumers vary depending on the transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. Because our consumers are never charged deferred or compounding interest, late fees, or penalties on the loans, we are not incentivized to profit from our consumers’ hardships. In addition, interest income includes the amortization of any discounts or premiums on loan receivables created upon either the purchase of a loan from one of our originating bank partners or our direct origination of a loan. For the three and six months ended December 31, 2025, interest bearing loans represented 67% and 69%, respectively, of total GMV facilitated through our platform. For the three and six months ended December 31, 2024, interest bearing loans represented 72% and 73%, respectively, of total GMV facilitated through our platform.
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

We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada, the U.K., and across most states in the U.S. through our consolidated subsidiaries. For the three and six months ended December 31, 2025, we directly originated approximately $2.8 billion, or 20%, and $4.7 billion, or 19%, respectively, of loans compared to approximately $1.7 billion, or 17%, and $3.0 billion, or 17%, for the same periods in 2024.
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
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, variable funding notes, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. As of December 31, 2025 and June 30, 2025, our equity capital as a percentage of our total platform portfolio, defined as the unpaid principal balance of all loans facilitated through our platform, was 5% and 4%, respectively. The mix of on-balance sheet and off-balance sheet funding is a function of how we choose to allocate loan volume, which is determined by the economic arrangements and supply of capital available to us, both of which may also impact our results in any given period.

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
Macroeconomic Environment
We regularly monitor the direct and indirect impacts of the current macroeconomic conditions on our business, financial condition, and results of operations. Following the Federal Reserve’s decision to begin reducing the federal funds interest rate in September 2024, interest rates have declined; however, uncertainty remains as to whether and to what extent the federal funds interest rate will remain at current levels, increase or decrease in future periods. Simultaneously, economic uncertainty and unpredictability, including the prospect of economic recession and the magnitude, duration and impact of tariffs on global trade, has impacted and may continue to impact both consumer spending and loan repayments. These challenges have affected, and may continue to affect, our business and results of operations in the following ways:
•Shifts in consumer demand and loan repayment: We have experienced, and may continue to experience, fluctuations in consumer demand across different merchandise categories as well as an increase in delinquencies due to economic uncertainty, inflationary pressures, elevated interest rates, and other macroeconomic factors. If such conditions deteriorate in future periods, consumer demand and loan repayments may be negatively impacted.

•Borrowing costs: The Federal Reserve began decreasing the federal funds interest rate in late 2024, leading to a decline in our average funding costs. However, there is continued uncertainty as to whether and to what extent the Federal Reserve may decrease the federal funds rate further in the future.

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

These loan modification programs also impact our delinquency rates, and such impact can vary over time. The volume of loan modifications during the fiscal quarter ended December 31, 2025 increased to 0.18% up from 0.15% in the same period in 2024. As of December 31, 2025, loans modified within the last twelve months represent 0.25%, respectively, of the outstanding principal balance of loans held on our balance sheet, compared to 0.29%, for the same periods in 2024. Our reported delinquency and charge off rates include loans which have become past due or have charged off subsequent to modification. An unknown percentage of loans which have been modified and are current as of December 31, 2025 may become delinquent or charge off in the future. We continue to evaluate the effectiveness of these programs and may modify, expand, or contract their usage, which may affect the timing of reported delinquencies and charge offs in future periods.

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
Additionally, state regulatory agencies and state attorneys general have publicly indicated that they plan to increase oversight of financial services companies. Such state authorities may initiate legal proceedings against us under state consumer protection statutes or various federal consumer financial services statutes, subject to the jurisdiction of the CFPB and FTC. These actions may result in financial penalties, which, individually or in aggregate, may adversely impact our operations.
Affirm Bank Applications
On January 23, 2026, we submitted applications to the Nevada Financial Institutions Division and the Federal Deposit Insurance Corporation (“FDIC”) to establish Affirm Bank, a proposed Nevada-chartered industrial loan company. If approved, the proposed entity would operate as a wholly owned, Nevada-chartered, FDIC-insured bank subsidiary, and maintain its own independent governance and internal controls. The proposed bank subsidiary would complement our current business and bank partnership models, including by providing greater flexibility and diversification, to help advance responsible innovation in financial services.
U.S. Income Tax
On July 4, 2025, the One Big Beautiful Bill Act (the “Act”) was enacted into law, which included certain modifications to U.S. tax law. The Company is currently evaluating the future impact of these provisions of the Act on our Consolidated Financial Statements.
In addition, our assessment of income taxes is influenced by our recent operating results and expectations regarding future profitability. Recent pretax earnings performance has improved the mix of positive versus negative evidence considered in evaluating the realizability of our deferred tax assets. If these trends continue, we expect that additional positive evidence may be available within our fiscal year ending June 30, 2026 to support the conclusion that a significant portion of the domestic valuation allowance is no longer needed. The timing and amount of any valuation allowance release is subject to change based on multiple factors, including our level of profitability and the extent to which we believe we can sustain it over time. Release of any portion of the valuation allowance would result in the recognition of certain deferred tax assets with a potential corresponding decrease to income tax expense for the period the release is recorded, which would represent a non-cash benefit to net income.
Key Operating Metrics

We focus on several key operating metrics to measure the performance of our business and help determine our strategic direction. In addition to revenue, net income (loss), and other results under U.S. GAAP, the following tables set forth key operating metrics we use to evaluate our business.

	Three Months Ended December 31,			Six Months Ended December 31,
	2025	2024	% Change	2025	2024	% Change
	(in billions)
GMV	$13.8	$10.1	36%	$24.6	$17.7	38%
GMV
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the three and six months ended December 31, 2025, GMV was $13.8 billion and $24.6 billion, respectively, which represented an increase of approximately 36% and 38%, respectively, as compared to the same periods in 2024. Overall, the increase in GMV was driven by growth in several key areas including our top five merchants and platform partners, our direct to consumer products, including Affirm Card, and overall increases in our active merchant base, active consumers and average transactions per consumer.

During the three and six months ended December 31, 2025, GMV growth was diversified across categories and loan products, primarily driven by our electronics and home and lifestyle categories, as well as our 0% APR installment loans. For the three and six months ended December 31, 2025, GMV from 0% APR monthly installment loans was $2.1 billion and $3.6 billion, respectively, which represented an increase of approximately 65% and 68%, respectively, from $1.3 billion and $2.1 billion for the three and six months ended December 31, 2024, respectively.

For the three and six months ended December 31, 2025, GMV from our top five merchants and platform partners collectively grew 23% and 27%, respectively, as compared to the same periods in 2024. However, during the three and six months ended December 31, 2025, the concentration of GMV derived from our top five partners declined slightly to 46% and 45%, respectively, compared to 51% and 49% for the same periods in 2024. GMV attributable to Amazon during the three and six months ended December 31, 2025 represented 24% and 23%, respectively, of total GMV. GMV attributable to Amazon during the three and six months ended December 31, 2024 represented 25% and 24%, respectively, of total GMV.

	December 31, 2025	December 31, 2024	% Change
	(in thousands, except per consumer data)
Active consumers	25,799	20,968	23%
Transactions per active consumer	6.4	5.3	20%
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who completes at least one transaction on our platform during the 12 months prior to the measurement date.
As of December 31, 2025, we had approximately 25.8 million active consumers, which represented an increase of 23% compared to approximately 21.0 million active consumers as of December 31, 2024. The increase was primarily due to a high retention rate of existing consumers and the acquisition of new consumers through an expansion in active merchants and platform partnerships.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date.
As of December 31, 2025, we had approximately 6.4 transactions per active consumer, an increase of 20% compared to December 31, 2024. The increase was primarily due to platform growth and a higher frequency of repeat users driven by consumer engagement, including growth of Affirm Card active consumers. As of December 31, 2025 and December 31, 2024, Affirm Card represented approximately 13% and 10%, respectively, of the total number of transactions.
Results of Operations

The following tables set forth selected interim condensed consolidated statements of operations and comprehensive income (loss) data for each of the periods presented:

	Three Months Ended December 31,				Six Months Ended December 31,
	2025	2024	$	%	2025	2024	$	%
	(in thousands, except percentages)
Revenue
Merchant network revenue	$328,380	$244,895	$83,485	34%	$579,527	$429,234	$150,293	35%
Card network revenue	73,035	58,142	14,893	26%	142,365	105,622	36,743	35%
Total network revenue	401,415	303,037	98,378	32%	721,892	534,856	187,036	35%
Interest income (2)	493,626	409,367	84,259	21%	947,749	786,431	161,318	21%
Gain on sales of loans (2)	185,231	125,287	59,944	48%	304,280	188,900	115,380	61%
Servicing income	42,748	28,690	14,058	49%	82,437	54,674	27,763	51%
Total revenue, net	1,123,019	866,381	256,638	30%	2,056,357	1,564,861	491,496	31%
Operating expenses (3)
Loss on loan purchase commitment	96,065	70,278	25,787	37%	167,617	124,515	43,102	35%
Provision for credit losses	214,153	152,980	61,173	40%	376,905	312,804	64,101	20%
Funding costs	111,717	107,762	3,955	4%	221,744	211,907	9,837	5%
Processing and servicing	158,582	115,960	42,622	37%	292,389	211,106	81,283	39%
Technology and data analytics	184,871	148,213	36,658	25%	352,976	282,503	70,473	25%
Sales and marketing	98,782	136,038	(37,256)	(27)%	177,273	281,271	(103,998)	(37)%
General and administrative	141,223	139,412	1,811	1%	286,165	277,894	8,271	3%
Restructuring and other	—	60	(60)	(100)%	—	(195)	195	(100)%
Total operating expenses	1,005,393	870,703	134,690	15%	1,875,070	1,701,805	173,265	10%
Operating income (loss)	$117,626	$(4,322)	$121,948	NM (1)	$181,287	$(136,944)	$318,231	NM (1)
Other income, net	15,612	87,181	(71,569)	(82)%	34,970	121,483	(86,513)	(71)%
Income (loss) before income taxes	$133,238	$82,859	$50,379	61%	$216,257	$(15,461)	$231,718	NM (1)
Income tax expense	3,652	2,499	1,153	46%	5,977	4,401	1,576	36%
Net income (loss)	$129,586	$80,360	$49,226	61%	$210,280	$(19,862)	$230,142	NM (1)

(1)Not meaningful (“NM”)

(2)Upon purchase of a loan from our originating bank partners at a price above the fair market value of the loan or upon the origination of a loan with a par value in excess of the fair market value of the loan, a discount is included in the amortized cost basis of the loan. For loans held for investment, this discount is amortized over the life of the loan into interest income. For loans held for sale, when a loan is sold to a third-party loan buyer or off-balance sheet securitization trust, the unamortized discount is released in full at the time of sale and recognized as part of the gain or loss on sales of loans. However, the cumulative value of the loss on loan purchase commitment or loss on origination, the interest income recognized over time from the amortization of discount while retained, and the release of discount into gain on sales of loans, together net to zero over the life of the loan. The following table details activity for the discount, included in loans held for investment, for the periods indicated:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)
Balance at the beginning of the period	$106,310	$100,203	$102,680	$98,527
Additions from loans purchased or originated, net of refunds	153,748	100,764	259,837	178,953
Amortization of discount	(85,904)	(64,115)	(157,220)	(120,812)
Unamortized discount released on loans sold	(41,653)	(31,732)	(72,426)	(51,887)
Impact of foreign currency translation	519	(1,687)	149	(1,348)
Balance at the end of the period	$133,019	$103,433	$133,019	$103,433

(3) Amounts include stock-based compensation as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2025	2024	2025	2024
	(in thousands)
General and administrative	$50,588	$57,719	$106,362	$120,524
Technology and data analytics	23,012	23,677	47,776	49,648
Sales and marketing	3,984	4,482	9,060	9,677
Processing and servicing	215	220	455	482
Total stock-based compensation in operating expenses	77,800	86,098	163,653	180,331
Capitalized into property, equipment and software, net	46,636	44,708	99,521	94,186
Total stock-based compensation	$124,436	$130,806	$263,174	$274,517
Comparison of the Three and Six Months Ended December 31, 2025 and 2024

Merchant network revenue
Merchant network revenue is impacted by both GMV and the mix of loans originated on our platform as merchant fees vary based on loan characteristics. In particular, merchant network revenue as a percentage of GMV typically increases with longer-term, non interest-bearing loans with higher AOVs, and decreases with shorter-term, interest-bearing loans with lower AOVs.
Merchant network revenue increased by $83.5 million, or 34%, and $150.3 million, or 35%, for the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024. The increase is primarily attributed to an increase of $3.6 billion, or 36%, and $6.8 billion, or 38%, in GMV for the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024. GMV from our top five merchants and platform partners for the three and six months ended December 31, 2025, increased 23% and 27%, respectively, compared to the same periods in 2024.
Active consumers grew, reaching 25.8 million, as of December 31, 2025, up from 21.0 million as of December 31, 2024. Transactions per active consumer also increased from 5.3 as of December 31, 2024 to 6.4 as of December 31, 2025. The increase in active consumers and transactions per active consumer is partially offset by a decrease in AOV. For the three and six months ended December 31, 2025, AOV was $251 and $255, respectively, down from $267 and $270 for the same periods in 2024. The decrease in AOV is driven by the diversification of our merchant base and our ongoing initiative to drive repeat usage of our platform beyond one-time high AOV purchases.
Card network revenue
Card network revenue increased by $14.9 million, or 26%, and $36.7 million, or 35%, for the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024. Card network revenue growth is correlated with the growth of GMV processed by our issuer processors. As such, the increase is primarily driven by $4.5 billion and $8.2 billion of GMV processed through our issuer processors, an increase of approximately 45% and 47% for the three and six months ended December 31, 2025, respectively, as compared to the same periods in 2024. This was driven by increased card activity primarily through Affirm Card and our one-time-use virtual debit cards, as well as growth in existing and new merchants utilizing our agreement with card-issuing partners as a means of integrating Affirm services. Card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
Interest income
Interest income increased by $84.3 million, or 21%, and $161.3 million, or 21%, for the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024. Generally, interest income is correlated with the changes in the average balance of loans held for investment, which increased by 22% to $8.0 billion and 23% to $7.7 billion for the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024.
Gain on sales of loans
Gain on sales of loans increased by $59.9 million, or 48%, and $115.4 million, or 61%, for the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024. The increase is driven by higher loan sale volume to third-party loan buyers and favorable transaction economics. We sold loans with an unpaid principal balance of $6.0 billion and $10.9 billion for the three and six months ended December 31, 2025, respectively, compared to $4.6 billion and $7.4 billion for the same periods in 2024, respectively, an increase of 29% and 47%, respectively.
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
Servicing income increased by $14.1 million, or 49%, and $27.8 million, or 51%, for the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024. The increase was primarily due to an increase in servicing fee revenue which is calculated as a percentage of the unpaid principal balance of off-balance sheet loans. The average unpaid principal balance of loans held by third-party investors and off-balance sheet securitizations increased to $9.1 billion and $8.6 billion for the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024, an increase of 50% for both periods.
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
Loss on loan purchase commitment increased by $25.8 million, or 37%, and $43.1 million, or 35%, for the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024, primarily due to an increase in total volume of loans purchased. During the three and six months ended December 31, 2025, we purchased $10.8 billion and $19.5 billion, respectively, of loans from our originating bank partners, compared to $8.1 billion and $14.5 billion in the same periods in 2024, respectively, representing an increase of 33% and 34%, respectively. Of the total loans purchased, 0% APR installment loans represented $1.8 billion and $3.1 billion during the three and six months ended December 31, 2025, respectively, and $1.2 billion and $2.0 billion for the same periods in 2024, respectively, an increase of 54%, and 57%, respectively.
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
Provision for credit losses increased by $61.2 million, or 40%, and $64.1 million, or 20%, for the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024. Provision expense is primarily related to loans held for investment, where the amount of provision expense recognized during the period will depend on the balance and composition of loans held for investment, future loss expectations and net charge-offs realized during the period. For the three and six months ended December 31, 2025, the provision expense for loans held for investment increased by $61.1 million, or 42%, and $62.7 million, or 21%, respectively. Over this same time period, the balance of loans held for investment increased to $6.8 billion as of December 31, 2025 compared to $7.2 billion and $7.0 billion as of September 30, 2025 and June 30, 2025, respectively.
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
Funding costs increased by $4.0 million, or 4%, and $9.8 million, or 5%, for the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024. The increase is primarily due to an increase of funding debt and notes issued by securitization trusts during the three and six months ended December 31, 2025. The average total of funding debt from warehouses and securitizations for the three and six months ended December 31, 2025 was $7.2 billion and $7.0 billion, respectively, compared to $5.9 billion and $5.7 billion during the same periods in 2024, an increase of $1.3 billion, or 22%, and $1.3 billion, or 24%. This was offset by favorable pricing terms.
Processing and servicing

Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense, salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead.
Processing and servicing expense increased by $42.6 million, or 37%, and $81.3 million, or 39%, for the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024. This increase is driven partially by an increase in payment processing fees of $29.6 million, or 46%, and $53.2 million, or 44%, related to an increase of $3.1 billion, or 40%, and $6.0 billion, or 40%, in payment volume for the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024. Platform fees increased by $6.1 million, or 19%, and $17.1 million, or 32%, respectively, due to an increase in volume with a large enterprise partner. Additionally, our customer service and collection costs increased by $9.1 million, or 54%, and $15.6 million, or 49%, for the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024. These increases are driven by growth in our overall loan portfolio, including both loans held for investment and loans serviced for third parties.
Technology and data analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering, product, and credit and analytics employees, as well as the amortization of internally-developed software and technology intangible assets, and our infrastructure and hosting costs.
Technology and data analytics expense increased by $36.7 million, or 25%, and $70.5 million, or 25%, for the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024. The increase is partially driven by amortization of internally-developed software which increased by $21.2 million, or 40%, and $40.5 million, or 42%, for the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024, as a result of an increase in the number of capitalized projects. Capitalized projects in service grew by 34% from approximately 1,230 projects as of December 31, 2024 to 1,650 projects as of December 31, 2025. Data infrastructure and hosting costs increased by $9.0 million, or 33%, and $17.9 million, or 35%, for the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024. The increase in data infrastructure and hosting costs was primarily driven by an increase in the number of consumer transactions. For the three and six months ended December 31, 2025, the number of consumer transactions increased by 44% and 47%, respectively, from continued growth at our merchants and platform partners when compared to the same periods in 2024. Payroll and personnel-related expenses increased by $2.6 million, or 5%, and $6.0 million, or 6%, for the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024, primarily due to an increase in headcount.
Sales and marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, and costs of marketing and promotional activities.

Sales and marketing expense decreased by $37.3 million, or 27%, and $104.0 million, or 37%, during the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024. The decrease was primarily driven by a $25.6 million, or 29%, and $91.9 million, or 47%, decrease in Amazon warrant expense during the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024, primarily due to a portion of the warrants becoming fully vested as of December 2024. Additionally, the decrease was also driven by a $6.2 million, or 69%, and $12.4 million, or 69%, decrease in Shopify warrant expense during the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024, primarily due to an amendment made in our partnership agreement, which extended the period of benefit over which we amortize the commercial agreement asset.
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
General and administrative expense increased by $1.8 million, or 1%, and $8.3 million, or 3%, during the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024. The increase is primarily due to increases in software and subscriptions.
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
Other income, net, decreased by $71.6 million, or 82%, and $86.5 million, or 71%, during the three and six months ended December 31, 2025, respectively, compared to the same periods in 2024. The decrease was primarily driven by a $62.8 million, or 100%, and $80.9 million, or 98% reduction in the gain recognized on the early extinguishment of convertible debt for the three and six months ended December 31, 2025, respectively, reflecting fewer repurchases, compared to the same periods in 2024.
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

Our principal sources of liquidity are cash and cash equivalents, available for sale securities, available capacity from warehouse and revolving credit facilities, securitization trusts, forward flow loan sale arrangements, and certain cash flows from our operations. As of December 31, 2025, we had $2.3 billion in cash and cash equivalents and available for sale securities, $4.2 billion in available funding debt capacity, excluding our purchase commitments from third party loan buyers, and $330.0 million in borrowing capacity available under our revolving credit facility. We believe our principal sources of liquidity are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months.
The following table summarizes our cash, cash equivalents and investments in debt securities (in thousands):

	December 31, 2025	June 30, 2025
Cash and cash equivalents (1)	$1,527,880	$1,354,455
Investments in short-term debt securities (2)	499,150	652,491
Investments in long-term debt securities (2)	224,225	218,934
Cash, cash equivalent and investments in debt securities	$2,251,255	$2,225,880

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

Debt
Debt as of December 31, 2025 primarily includes funding debt, notes issued by securitization trusts, convertible senior notes and our revolving credit facilities. A detailed description of each of our borrowing arrangements is included in Note 8. Debt in the notes to the interim condensed consolidated financial statements.
The following table summarizes the future maturities of our warehouse credit facilities, variable funding notes, sale and repurchase agreements, and notes issued by securitizations trusts as of December 31, 2025:

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2026	$—	$—
2027	1,950,000	535,867
2028	1,653,083	1,156,719
2029	1,250,000	1,262,831
2030	990,698	941,150
Thereafter	6,300,000	4,017,209
Total	$12,143,781	$7,913,776
Warehouse Credit Facilities
Our warehouse credit facilities allow us to borrow up to an aggregate of $5.3 billion, and mature between 2027 and 2032. We may continue to pledge new receivables to allow us to borrow up to the commitment amount throughout the revolving period for each facility. The length of the revolving period, the maximum amount we may borrow against pledged collateral balance during the revolving period, and the length of the amortization period prior to the maturity date varies across borrowing facilities depending on negotiated loan terms. As of December 31, 2025, we have drawn an aggregate of $1.9 billion on our warehouse credit facilities. As of December 31, 2025, we were in compliance with all applicable covenants in the agreements.
We use various credit facilities to finance the origination of loan receivables in Canada. Similar to our U.S. warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by Canadian loan receivables pledged to the respective facility as collateral, maturing between 2028 and 2030. As of December 31, 2025, the aggregate commitment amount of these facilities was $693.8 million on a revolving basis, of which $548.0 million was drawn.
As we continue to expand in new geographies, we intend to add the necessary funding capacity to support our growth objectives.
Variable Funding Note
We have entered into a syndicated revolving loan agreement through a securitization master trust which is utilized to fund the purchase and origination of loans. In connection with the loan agreement, the master trust issued a variable funding note (“VFN”), where borrowings will be secured by loan collateral sold to the master trust. Our VFN allows us to borrow up to an aggregate of $1.4 billion and matures in 2032. As of December 31, 2025, we have drawn an aggregate of $597.2 million on our VFN. As of December 31, 2025, we were in compliance with all applicable covenants in the agreements.

Sale and Repurchase Agreements
We entered into various sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. These repurchase agreements have a term equaling the contractual life of the securitization notes pledged. We had $13.7 million in debt outstanding under our sale and repurchase agreements disclosed within funding debt in the interim condensed consolidated balance sheets as of December 31, 2025.
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
Revolving Credit Facility
Our revolving credit facility has an aggregate commitment amount of $330.0 million, with a final maturity date of June 26, 2027. Proceeds from the borrowings under this facility will be used for general corporate purposes in the ordinary course of business. As of December 31, 2025, there are no borrowings outstanding under the facility. The facility contains certain covenants and restrictions, including certain financial maintenance covenants. As of December 31, 2025, we were in compliance with all applicable covenants in the agreements. Refer to Note 8. Debt in the notes to the interim condensed consolidated financial statements for further details on our revolving credit facility.
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
Cash Flow Analysis

The following table provides a summary of cash flow data during the periods indicated:

	Six Months Ended December 31,
	2025	2024
	(in thousands)
Net cash provided by operating activities	548,310	508,884
Net cash used in investing activities	(1,504,608)	(664,067)
Net cash provided by financing activities	1,296,666	609,721
Cash Flows from Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
Net cash provided by operating activities was $548.3 million for the six months ended December 31, 2025, which reflected adjustments for significant non-cash items, including provision for losses, amortization of premiums and discounts on loans, gain on sale of loans, commercial agreement warrant expense, stock-based compensation, depreciation and amortization, and changes in operating assets and liabilities. Total adjustments and changes in operating assets and liabilities collectively resulted in a net increase in operating cash flows of $338.0 million.

Net cash provided by operating activities was $508.9 million for the six months ended December 31, 2024, which reflected adjustments for significant non-cash items, including provision for credit losses, amortization of premiums and discounts on loans, gain on sale of loans, commercial agreement warrant expense, stock-based compensation, depreciation and amortization, and changes in operating assets and liabilities. Total adjustments and changes in operating assets and liabilities collectively resulted in a net increase in operating cash flows of $528.7 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.5 billion for the six months ended December 31, 2025. Cash outflows were primarily driven by purchases and origination of loans held for investment of $22.5 billion, purchases of securities available for sale of $214.4 million, and property, equipment and software additions of $110.1 million. Cash inflows included $11.2 billion from principal repayments and other loan servicing activity, $9.6 billion in proceeds from the sale of loans held for investment, and $426.7 million of proceeds from maturities and repayments of securities available for sale.
Net cash used in investing activities was $664.1 million for the six months ended December 31, 2024. Cash outflows were primarily driven by purchases and origination of loans held for investment of $15.1 billion, purchases of securities available for sale of $184.9 million, and property, equipment and software additions of $88.1 million. Cash inflows included $8.7 billion of principal repayments and other loan servicing activity, $5.3 billion in proceeds from the sale of loans held for investment, and $720.6 million of proceeds from maturities and repayments of securities available for sale.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1.3 billion for the six months ended December 31, 2025. Cash inflows were driven by $18.4 billion in proceeds from the issuance of secured debt, including funding debt and securitization notes and certificates, and $104.1 million from the exercise of common stock options and warrants and employee contributions to ESPP. Cash outflows included $17.0 billion related to principal repayments on secured debt, $25.8 million related to the extinguishment of a portion of our 2026 Notes and $193.2 million for taxes paid on vested equity awards.
Net cash provided by financing activities was $609.7 million for the six months ended December 31, 2024. Cash inflows were primarily driven by $8.6 billion in proceeds from the issuance of secured debt, including funding debt and securitization notes and certificates. Cash outflows included $7.5 billion related to principal repayments on secured debt, $1,012.9 million related to the extinguishment of a portion of our 2026 Notes, and $158.5 million related to taxes paid on vested equity awards.
Contractual Obligations

There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and six months ended December 31, 2025 from the commitments and contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations,” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which was filed with the SEC on August 28, 2025.
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

As of December 31, 2025, the aggregate outstanding balance of loans held by third-party investors and off-balance sheet securitizations was $9.7 billion. Refer to Note 9. Securitization and Variable Interest Entities and Note 12. Fair Value of Financial Assets and Liabilities of the accompanying notes to our interim condensed consolidated financial statements for more information.
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
We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during the three and six months ended December 31, 2025.
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
Interest Rate Risk
Our securities available for sale at fair value as of December 31, 2025, included $718.1 million of marketable debt securities with maturities greater than three months. An increase in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative, liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be significant.
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
We maintain an interest rate risk management program which measures and manages the potential volatility of earnings that may arise from changes in interest rates. We use interest rate derivatives to mitigate the effects of changes in interest rates on our variable rate debt which eliminates some, but not all, of the interest rate risk. Some of these contracts are designated as cash flow hedges for accounting purposes. For those contracts designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in other comprehensive income (loss) and is reclassified into funding costs in the same period the hedged transaction affects earnings. Factoring in the interest rate risk management program and the repricing of investment securities, as of December 31, 2025, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $70.0 million adverse impact on our cash flows associated with our market risk sensitive instruments over the next 12 months. This measure projects the changes in cash flows associated with all assets and liabilities, including derivatives, based on contractual market rate-based repricing conditions over a twelve-month time horizon. It considers forecasted business growth and anticipated future funding mix.

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

As of December 31, 2025 and June 30, 2025, we were exposed to credit risk on $8.8 billion and $7.0 billion, respectively, of loans held within our interim condensed consolidated balance sheet. Loan receivables are diversified geographically. As of both December 31, 2025 and June 30, 2025, approximately 11% and 10% of loan receivables related to customers residing in the states of California and Texas, respectively. No other states or provinces represent 10% or more of total loan receivables.

In addition, we have credit risk exposure in relation to certain off-balance sheet loans sold to third parties where we have entered into risk sharing arrangements, retained interests in unconsolidated securitization trusts and our residual interests in structured transactions. As of December 31, 2025 and June 30, 2025, we have sold $10.2 billion and $8.6 billion, respectively, in unpaid principal balance loans which are subject to risk sharing arrangements, of which our maximum exposure to losses was $75.9 million and $91.1 million, respectively. The fair value of notes receivable and residual trust certificate retained interests in unconsolidated securitization trusts was $80.1 million and $69.1 million as of December 31, 2025 and December 31, 2024, respectively. The fair value of residual interests in structured transactions was $5.4 million as of December 31, 2025, of which our maximum exposure to losses was $17.7 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c)     Rule 10b5-1 Trading Plans

During the three months ended December 31, 2025, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as follows:

On December 2, 2025, Noel Watson, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale of the Company's Class A common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. Watson’s Rule 10b5-1 Trading Plan provides for the sale of up to 8,000 shares of our Class A common stock pursuant to one or more limit orders on or after March 3, 2026 until November 16, 2026, or earlier if all transactions under the trading arrangement are completed.

On December 9, 2025, Libor Michalek, our President and a member of our Board of Directors, adopted a Rule 10b5-1 Trading Plan. Mr. Michalek’s Rule 10b5-1 Trading Plan provides for the exercise of up to 500,000 employee stock options, subject to increase based on any employee stock options not exercised under a previous 10b5-1 Trading Plan which will expire on March 31, 2026, and sale of the underlying shares of our Class A common stock pursuant to one or more limit orders from April 1, 2026 until March 31, 2027, or earlier if all transactions under the trading arrangement are completed.

On December 9, 2025, Michael Linford, our Chief Operating Officer, adopted a Rule 10b5-1 Trading Plan. Mr. Linford’s Rule 10b5-1 Trading Plan provides for the exercise of up to 533,870 employee stock options and sale of the underlying shares of our Class A common stock pursuant to one or more limit orders from March 10, 2026 until September 30, 2026, or earlier if all transactions under the trading arrangement are completed.

No other directors or officers, as defined in Rule 16a-1(f), adopted and/or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as defined in Regulation S-K Item 408, during the three months ended December 31, 2025.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1
Second Amendment to the Amended and Restated Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of November 2, 2025*
X
10.1	Loan Servicing Agreement, dated as of May 31, 2023, between Lead Bank and Affirm, Inc.*					X
10.2	Loan Sale Agreement, dated as of May 31, 2023, between Lead Bank and Affirm, Inc.*					X
10.3	Loan Program Agreement, dated as of May 31, 2023, between Lead Bank and Affirm, Inc.*					X
10.4	Second Amended and Restated Installment Financing Services Agreement, dated as of November 6, 2025, by and among Affirm Holdings, Inc., Amazon.com Services LLC and Amazon Payments, Inc.*					X
10.5+	Form of Director RSU Agreement pursuant to the Affirm Holdings, Inc. Amended and Restated 2012 Stock Plan					X
10.6+	Nonqualified Deferred Compensation Plan					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X

+	Denotes management contract or compensatory plan or arrangement.
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

AFFIRM HOLDINGS, INC.

Date: February 5, 2026	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Rob O’Hare
Rob O’Hare
Chief Financial Officer
(Principal Financial Officer)