Form 10-Q
period 2026-03-31
Affirm Holdings, Inc.
filed 2026-05-07
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

As of May 1, 2026, the number of shares of the registrant’s Class A common stock outstanding was 294,357,801 and the number of shares of the registrant’s Class B common stock outstanding was 40,540,764.

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
•the impact of macroeconomic conditions on our business, including the impacts of persistent inflation, an elevated interest rate environment and corresponding elevated negotiated interest rate spreads, ongoing recessionary concerns, uncertainty relating to the magnitude, duration and impact of tariffs on global trade, and the potential impact of macroeconomic conditions on the stability of the consumers and financial institutions with whom we do business; and
•the size and growth rates of the markets in which we compete.
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

Part I - Financial Information

Item 1. Financial Statements

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	March 31, 2026	June 30, 2025
Assets
Cash and cash equivalents	$1,723,413	$1,354,455
Restricted cash	750,892	401,968
Securities available for sale at fair value	757,597	871,425
Loans held for sale	—	—
Loans held for investment	8,572,972	7,025,534
Allowance for credit losses	(512,314)	(396,929)
Loans held for investment, net	8,060,659	6,628,606
Accounts receivable, net	230,703	426,177
Property, equipment and software, net	668,292	572,637
Goodwill	529,284	534,156
Intangible assets	27,436	12,935
Commercial agreement assets	41,377	57,210
Other assets	351,927	295,360
Total assets	$13,141,580	$11,154,929
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$59,590	$82,820
Payable to third-party loan owners	178,275	211,700
Accrued interest payable	28,456	24,465
Accrued expenses and other liabilities	217,938	157,272
Convertible senior notes, net	1,128,617	1,153,000
Notes issued by securitization trusts	5,327,589	4,833,855
Funding debt	2,417,705	1,622,808
Total liabilities	9,358,170	8,085,919
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 294,229,690 shares issued and outstanding as of March 31, 2026; 3,030,000,000 shares authorized, 284,378,565 shares issued and outstanding as of June 30, 2025	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 40,616,641 shares issued and outstanding as of March 31, 2026; 140,000,000 shares authorized, 40,734,234 shares issued and outstanding as of June 30, 2025	1	1
Additional paid in capital	6,550,639	6,140,893
Accumulated deficit	(2,743,638)	(3,056,818)
Accumulated other comprehensive loss	(23,594)	(15,069)
Total stockholders’ equity	3,783,410	3,069,009
Total liabilities and stockholders’ equity	$13,141,580	$11,154,929

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

	March 31, 2026	June 30, 2025
Assets of consolidated VIEs, included in total assets above
Restricted cash	$372,392	$192,638
Loans held for investment	8,341,198	6,828,758
Allowance for credit losses	(458,139)	(365,656)
Loans held for investment, net	7,883,059	6,463,101
Accounts receivable, net	3,270	3,032
Other assets	2,446	2,558
Total assets of consolidated VIEs	$8,261,166	$6,661,329
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$—	$2,833
Accrued interest payable	26,429	23,998
Accrued expenses and other liabilities	5,451	2,797
Notes issued by securitization trusts	5,327,589	4,833,855
Funding debt	2,409,921	1,592,139
Total liabilities of consolidated VIEs	7,769,390	6,455,621
Total net assets of consolidated VIEs	$491,776	$205,707

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Revenue
Merchant network revenue	$268,027	$213,973	$847,553	$643,207
Card network revenue	66,467	58,572	208,832	164,194
Total network revenue	334,494	272,545	1,056,385	807,401
Interest income	532,449	402,701	1,480,198	1,189,132
Gain on sales of loans	127,200	75,838	431,480	264,739
Servicing income	44,622	32,050	127,058	86,723
Total revenue, net	$1,038,765	$783,135	$3,095,122	$2,347,995
Operating expenses
Loss on loan purchase commitment	$67,964	$57,290	$235,581	$181,805
Provision for credit losses	196,543	147,252	573,448	460,056
Funding costs	113,762	107,631	335,507	319,539
Processing and servicing	162,291	118,398	454,680	329,504
Technology and data analytics	191,619	152,620	544,595	435,123
Sales and marketing	72,854	74,022	250,128	355,293
General and administrative	145,304	134,303	431,468	412,196
Restructuring and other	—	12	—	(184)
Total operating expenses	$950,337	$791,527	$2,825,406	$2,493,332
Operating income (loss)	$88,429	$(8,393)	$269,716	$(145,337)
Other income, net	18,948	13,738	53,918	135,221
Income (loss) before income taxes	$107,376	$5,345	$323,633	$(10,116)
Income tax expense	4,476	2,541	10,453	6,942
Net income (loss)	$102,900	$2,804	$313,180	$(17,058)
Other comprehensive income (loss)
Foreign currency translation adjustments	$(10,665)	$3,550	$(12,832)	$(23,573)
Unrealized gain (loss) on securities available for sale, net	(1,090)	778	(359)	3,494
Gain (loss) on cash flow hedges	5,100	(1,279)	4,666	(2,860)
Net other comprehensive income (loss)	$(6,655)	$3,049	$(8,525)	$(22,939)
Comprehensive income (loss)	$96,245	$5,853	$304,655	$(39,998)
Per share data:
Net income (loss) per share attributable to common stockholders for Class A and Class B
Basic	$0.31	$0.01	$0.94	$(0.05)
Diluted	$0.30	$0.01	$0.90	$(0.05)
Weighted average common shares outstanding
Basic	337,142,686	324,053,967	333,860,094	321,505,149
Diluted	348,096,861	344,224,332	348,556,556	321,505,149

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of June 30, 2025	325,112,799	$3	$6,140,893	$(3,056,818)	$(15,069)	$3,069,009
Issuance of common stock upon exercise of stock options	3,020,789	—	94,828	—	—	94,828
Vesting of restricted stock units	1,914,916	—	—	—	—	—
Vesting of warrants for common stock	—	—	40,977	—	—	40,977
Stock-based compensation	—	—	138,738	—	—	138,738
Tax withholding on stock-based compensation	—	—	(116,041)	—	—	(116,041)
Foreign currency translation adjustments	—	—	—	—	(10,003)	(10,003)
Unrealized gain on securities available for sale	—	—	—	—	812	812
Loss on cash flow hedges	—	—	—	—	(129)	(129)
Net income	—	—	—	80,694	—	80,694
Balance as of September 30, 2025	330,048,504	$3	$6,299,395	$(2,976,124)	$(24,389)	$3,298,885
Issuance of common stock upon exercise of stock options	276,350	—	2,537	—	—	2,537
Issuance of common stock, employee share purchase plan	152,596	—	6,733	—	—	6,733
Vesting of restricted stock units	1,729,655	—	—	—	—	—
Vesting of warrants for common stock	—	—	61,206	—	—	61,206
Stock-based compensation	—	—	124,436	—	—	124,436
Tax withholding on stock-based compensation	—	—	(83,972)	—	—	(83,972)
Foreign currency translation adjustments	—	—	—	—	7,836	7,836
Unrealized loss on securities available for sale	—	—	—	—	(81)	(81)
Loss on cash flow hedges	—	—	—	—	(305)	(305)
Net income	—	—	—	129,586	—	129,586
Balance as of December 31, 2025	332,207,105	$3	$6,410,335	$(2,846,538)	$(16,939)	$3,546,861
Issuance of common stock upon exercise of stock options	1,095,628	—	38,583	—	—	38,583
Vesting of restricted stock units	1,543,598	—	—	—	—	—
Vesting of warrants for common stock	—	—	40,497	—	—	40,497
Stock-based compensation	—	—	115,485	—	—	115,485
Tax withholding on stock-based compensation	—	—	(54,261)	—	—	(54,261)
Foreign currency translation adjustments	—	—	—	—	(10,665)	(10,665)
Unrealized loss on securities available for sale	—	—	—	—	(1,090)	(1,090)
Gain on cash flow hedges	—	—	—	—	5,100	5,100
Net income	—	—	—	102,900	—	102,900
Balance as of March 31, 2026	334,846,331	$3	$6,550,639	$(2,743,638)	$(23,594)	$3,783,410

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of June 30, 2024	311,053,031	$3	$5,862,555	$(3,109,004)	$(21,565)	$2,731,989
Issuance of common stock upon exercise of stock options	432,277	—	3,596	—	—	3,596
Vesting of restricted stock units	2,492,095	—	—	—	—	—
Vesting of warrants for common stock	—	—	107,263	—	—	107,263
Stock-based compensation	—	—	143,711	—	—	143,711
Tax withholding on stock-based compensation	—	—	(63,208)	—	—	(63,208)
Foreign currency translation adjustments	—	—	—	—	8,346	8,346
Unrealized gain on securities available for sale	—	—	—	—	5,589	5,589
Loss on cash flow hedges	—	—	—	—	(1,492)	(1,492)
Net loss	—	—	—	(100,222)	—	(100,222)
Balance as of September 30, 2024	313,977,403	$3	$6,053,917	$(3,209,226)	$(9,122)	$2,835,572
Issuance of common stock upon exercise of stock options	2,762,075	—	30,700	—	—	30,700
Issuance of common stock, employee share purchase plan	204,650	—	5,092	—	—	5,092
Repurchases of common stock	(3,526,590)	—	(250,000)	—	—	(250,000)
Vesting of restricted stock units	2,317,736	—	—	—	—	—
Vesting of warrants for common stock	—	—	86,776	—	—	86,776
Stock-based compensation	—	—	130,806	—	—	130,806
Tax withholding on stock-based compensation	—	—	(95,335)	—	—	(95,335)
Foreign currency translation adjustments	—	—	—	—	(35,469)	(35,469)
Unrealized loss on securities available for sale	—	—	—	—	(2,873)	(2,873)
Loss on cash flow hedges	—	—	—	—	(89)	(89)
Net income	—	—	—	80,360	—	80,360
Balance as of December 31, 2024	315,735,274	$3	$5,961,956	$(3,128,866)	$(47,553)	$2,785,540
Issuance of common stock upon exercise of stock options	1,037,308	—	10,528	—	—	10,528
Issuance of common stock upon exercise of warrants	3,499,453	—	—	—	—	—
Vesting of restricted stock units	2,248,706	—	—	—	—	—
Vesting of warrants for common stock	—	—	36,062	—	—	36,062
Stock-based compensation	—	—	119,976	—	—	119,976
Tax withholding on stock-based compensation	—	—	(83,043)	—	—	(83,043)
Foreign currency translation adjustments	—	—	—	—	3,550	3,550
Unrealized gain on securities available for sale	—	—	—	—	778	778
Loss on cash flow hedges	—	—	—	—	(1,279)	(1,279)
Net income	—	—	—	2,804	—	2,804
Balance as of March 31, 2025	322,520,741	$3	$6,045,479	$(3,126,062)	$(44,504)	$2,874,916

(1)The share amounts listed above combine Class A and Class B stock.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$313,180	$(17,058)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for losses	573,448	460,056
Amortization of premiums and discounts on loans	(225,466)	(171,827)
Gain on sales of loans	(431,480)	(264,739)
Gain on extinguishment of debt	(1,537)	(82,418)
Changes in fair value of assets and liabilities	881	5,456
Amortization of commercial agreement assets	15,833	39,424
Amortization of debt issuance costs	20,804	23,298
Accrued interest on securities available for sale	(26,070)	(34,182)
Commercial agreement warrant expense	142,681	230,102
Stock-based compensation	237,490	255,938
Depreciation and amortization	215,985	161,081
Other	(32,090)	9,980
Change in operating assets and liabilities:
Purchases and origination of loans held for sale	(2,089,516)	(3,051,742)
Proceeds from the sale of loans held for sale	2,088,537	3,051,803
Accounts receivable, net	185,470	123,897
Other assets	(35,180)	(17,992)
Accounts payable	(23,230)	39
Payable to third-party loan buyers	(33,425)	17,353
Accrued interest payable	4,926	(383)
Accrued expenses and other liabilities	33,570	(18,813)
Net cash provided by operating activities	934,811	719,272
Cash flows from investing activities
Purchases and origination of loans held for investment	(33,397,975)	(22,727,969)
Proceeds from the sale of loans held for investment	14,103,336	8,122,806
Principal repayments and other loan servicing activity	17,925,622	13,649,667
Additions to property, equipment and software	(171,474)	(141,069)
Purchases of securities available for sale	(544,887)	(553,595)
Proceeds from maturities and repayments of securities available for sale	730,191	984,387
Other investing inflows	299	101,224
Other investing outflows	(279)	(64,000)
Net cash used in investing activities	(1,355,168)	(628,550)
Cash flows from financing activities
Proceeds from the issuance of convertible notes	—	920,000
Proceeds from the issuance of funding debt	27,331,029	14,023,995
Proceeds from issuance of notes and certificates by securitization trust	2,850,000	1,750,000
Principal repayments of funding debt	(26,521,828)	(13,932,542)
Principal repayments of notes issued by securitization trust	(2,350,000)	(900,000)
Payment of debt issuance costs	(30,874)	(42,759)
Extinguishment of convertible debt	(25,758)	(1,012,856)
Proceeds from exercise of common stock options and warrants and contributions to ESPP	142,680	49,915
Repurchase of common stock	—	(250,000)
Taxes paid related to net share settlement of equity awards	(251,210)	(241,586)
Net cash provided by financing activities	1,144,040	364,166
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,801)	(14,328)
Net increase in cash, cash equivalents and restricted cash	717,882	440,560
Cash, cash equivalents and restricted cash, beginning of period	1,756,423	1,295,399
Cash, cash equivalents and restricted cash, end of period	$2,474,305	$1,735,959

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(Unaudited)
(in thousands)

	Nine Months Ended March 31,
	2026	2025
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	$1,723,413	$1,351,148
Restricted cash	750,892	384,811
Total cash, cash equivalents and restricted cash	$2,474,305	$1,735,959

	Nine Months Ended March 31,
	2026	2025
Supplemental disclosures of cash flow information
Cash payments for interest expense	$314,227	$302,791
Cash paid for operating leases	12,784	12,501
Cash paid for income taxes	3,785	2,432
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	141,169	138,555
Securities retained under unconsolidated securitization transactions	44,608	41,940
Right of use assets obtained in exchange for operating lease liabilities	11,513	7,418

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

3.   Revenue

The following table presents our revenue disaggregated by revenue source (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Merchant network revenue	$268,027	$213,973	$847,553	$643,207
Card network revenue	66,467	58,572	208,832	164,194
Interest income	532,449	402,701	1,480,198	1,189,132
Gain on sales of loans	127,200	75,838	431,480	264,739
Servicing income	44,622	32,050	127,058	86,723
Total revenue, net	$1,038,765	$783,135	$3,095,122	$2,347,995

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

Our service comprises a single performance obligation to merchants to facilitate transactions with consumers. From time to time, we offer merchants incentives to promote our platform to their customers, such as fee reductions, rebates, or other prepaid incentives. These amounts are recorded as a reduction to merchant network revenue.

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

A portion of merchant network revenue relates to affiliate network revenue, which is generated when a user makes a purchase on a merchant’s website after being directed from an advertisement on Affirm’s website or mobile application. We earn a fixed placement fee and/or commission as a percentage of the associated sale. Revenue is recognized at the point in time when the performance obligation has been fulfilled, which is when the merchant successfully confirms the transaction. Affiliate network revenue was $29.1 million and $100.1 million for the three and nine months ended March 31, 2026, respectively, and $30.3 million and $90.6 million for the three and nine months ended March 31, 2025, respectively.

We reviewed merchant network revenue by merchant as a percentage of total revenue for the three and nine months ended March 31, 2026 and 2025, and no individual merchant accounted for 10% or more of total revenue.

Card Network Revenue — Revenue from Contracts with Customers

We have agreements with card-issuing partners to facilitate the issuance of physical and one-time-use virtual cards to be used by consumers at checkout. Prior to purchase, consumers can apply at Affirm.com or via the Affirm App and, upon approval, use a physical or virtual card to complete their purchase online or in-store. Eligible consumers can also use the Affirm Card, a card issued by a card-issuing partner to pay in full or pay later, by using a unique post-purchase feature that allows them to instantly apply for an installment loan for any eligible debit transaction. Where applicable, after the merchant confirms the transaction, we or our originating bank partner originates a loan to the consumer. The merchant is charged interchange fees for each successful card transaction, and a portion of this revenue is shared with us by our card-issuing partners.

Merchants may also elect to utilize our agreement with card-issuing partners as a means of integrating Affirm services. Similarly, for these arrangements with integrated merchants, the merchant is charged interchange fees for each successful card transaction and a portion of this revenue is shared with us. From time to time, we offer certain integrated merchants incentives to promote our platform to their customers, such as rebates of interchange fees incurred by the merchant. These amounts are recorded as a reduction of card network revenue.

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

Interest Income

Interest income consisted of the following components (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Contractual interest income on unpaid principal balance (1)	$465,786	$353,842	$1,294,471	$1,055,971
Amortization of discount on loans	88,586	65,639	245,807	186,450
Amortization of premiums on loans	(7,119)	(5,108)	(20,340)	(14,623)
Interest receivable charged-off, net of recoveries (2)	(14,804)	(11,672)	(39,739)	(38,666)
Total interest income	$532,449	$402,701	$1,480,198	$1,189,132

(1)Contractual interest income on unpaid principal balance, for the three and nine months ended March 31, 2025, was previously reported as $369.7 million and $1.08 billion, respectively. These amounts have been corrected herein; the correction is not material to the previously issued financial statements.
(2)Interest receivable charged-off, net of recoveries, for the three and nine months ended March 31, 2025, was previously reported as $27.5 million and $65.4 million, respectively. These amounts have been corrected herein; the correction is not material to the previously issued financial statements.

We accrue interest income using the effective interest method, which includes the amortization of any discounts or premiums on loan receivables created upon the purchase of a loan from our originating bank partners or upon the origination of a loan. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of March 31, 2026 and June 30, 2025, the unpaid principal balance of loans held for investment on non-accrual status was $6.0 million and $6.2 million, respectively.

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

Refer to Note 9.  Securitization and Variable Interest Entities for further discussion on transfers of loan receivables. Refer to Note 11. Derivative Financial Instruments and Note 12. Fair Value of Financial Assets and Liabilities for further discussion of risk sharing arrangements.

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

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Unpaid principal balance	$8,597,051	$7,050,446
Accrued interest receivable	89,379	67,953
Premiums on loans held for investment	10,914	9,818
Less: Discount due to loss on loan purchase commitment	(87,138)	(75,124)
Less: Discount due to loss on directly originated loans	(37,234)	(27,559)
Total loans held for investment	$8,572,972	$7,025,534

Loans held for investment includes loans originated through our originating bank partners and directly originated loans. Loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $9.4 billion and $28.9 billion during the three and nine months ended March 31, 2026, respectively, and $7.1 billion and $21.6 billion during the three and nine months ended March 31, 2025, respectively. We directly originated $2.3 billion and $7.0 billion of loans during the three and nine months ended March 31, 2026, respectively, and $1.5 billion and $4.5 billion during the three and nine months ended March 31, 2025, respectively.

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

The following tables present an aging analysis of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination, of loans held for investment by delinquency status as of March 31, 2026 and June 30, 2025 (in thousands):

	March 31, 2026
	Amortized Cost Basis by Fiscal Year of Origination
	2026	2025	2024	2023	2022	Prior	Total
Current – 3 calendar days past due	$7,164,994	$782,797	$68,312	$13,788	$1,230	$88	$8,031,209
4 – 29 calendar days past due	180,830	33,815	1,205	201	34	1	216,086
30 – 59 calendar days past due	76,955	16,050	499	63	10	1	93,578
60 – 89 calendar days past due	61,844	15,776	477	61	8	1	78,167
90 – 119 calendar days past due(1)	46,207	17,691	522	98	25	10	64,553
Total amortized cost basis	$7,530,830	$866,129	$71,015	$14,211	$1,307	$101	$8,483,593

(1)Includes $64.5 million of loan receivables as of March 31, 2026 that are 90 days or more past due, but are not on non-accrual status.

	June 30, 2025
	Amortized Cost Basis by Fiscal Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
Current – 3 calendar days past due	$6,268,050	$294,778	$50,958	$4,170	$133	$28	$6,618,117
4 – 29 calendar days past due	156,941	9,713	1,347	145	10	—	168,156
30 – 59 calendar days past due	62,250	4,367	288	35	4	—	66,944
60 – 89 calendar days past due	51,095	5,251	255	30	2	—	56,633
90 – 119 calendar days past due(1)	41,889	5,571	228	34	2	8	47,732
Total amortized cost basis	$6,580,225	$319,680	$53,076	$4,414	$151	$36	$6,957,582

(1)Includes $47.6 million of loan receivables as of June 30, 2025 that are 90 days or more past due, but are not on non-accrual status.

The following table presents net charge-offs by fiscal year of origination as of March 31, 2026 (in thousands):

	March 31, 2026
	Net Charge-offs by Fiscal Year of Origination
	2026	2025	2024	2023	2022	Prior	Total
Current period charge-offs	(124,874)	(349,961)	(19,317)	(1,521)	(443)	(36)	(496,152)
Current period recoveries	4,184	26,633	15,119	5,706	2,439	648	54,729
Current period net charge-offs	(120,690)	(323,328)	(4,198)	4,185	1,996	612	(441,423)

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

The following table details activity in the allowance for credit losses, including charge-offs, recoveries and provision for loan losses (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Balance at beginning of period	$478,103	$363,831	$396,929	$309,097
Provision for loan losses	192,229	140,473	556,808	442,347
Charge-offs	(179,693)	(144,792)	(496,152)	(409,152)
Recoveries of charged-off receivables	21,675	15,475	54,729	32,695
Balance at end of period	$512,314	$374,987	$512,314	$374,987

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

The following tables present the amortized cost basis of loans excluding accrued interest receivable that were modified for borrowers experiencing financial difficulty during the three and nine months ended March 31, 2026 and 2025, by type of modification (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Payment deferral	$13,214	$5,749	$23,039	$13,110
Loan re-amortization	126	116	240	250
Total	$13,340	$5,865	$23,279	$13,360
% of total loan receivables outstanding	0.16%	0.09%	0.27%	0.20%

With respect to borrowers who received payment deferrals during the three and nine months ended March 31, 2026 and 2025, the length of each deferral period was one month.

With respect to borrowers who received a loan re-amortization during the three and nine months ended March 31, 2026 and 2025, the payment amount was generally reduced by half and the term of the loan was extended between one month and twelve months.

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

The following tables present the delinquency status as of March 31, 2026 and 2025, by amortized cost basis excluding accrued interest receivable, of loan receivables that have been modified within the last 12 months where the borrower was experiencing financial difficulty at the time of modification (in thousands):

	March 31, 2026
	Payment Deferral	Loan Re-amortization	Total
Current – 3 calendar days past due	$14,748	$139	$14,887
4 – 29 calendar days past due	3,578	47	3,625
30 – 59 calendar days past due	1,973	19	1,992
60 – 89 calendar days past due	1,561	19	1,580
90 – 119 calendar days past due	1,490	26	1,516
Total amortized cost basis	$23,350	$250	$23,600

	March 31, 2025
	Payment Deferral	Loan Re-amortization	Total
Current – 3 calendar days past due	$7,761	$154	$7,915
4 – 29 calendar days past due	2,123	40	2,163
30 – 59 calendar days past due	1,398	20	1,418
60 – 89 calendar days past due	1,211	26	1,237
90 – 119 calendar days past due	1,224	20	1,244
Total amortized cost basis	$13,717	$260	$13,977

With respect to modifications during the 12 months preceding March 31, 2026 and 2025, respectively, where the borrower was experiencing financial difficulty at the time of modification, the amortized cost basis of loans which have been charged off was $5.3 million and $10.4 million, respectively.

5.   Balance Sheet Components

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, affiliate network partners and servicing fees due from third-party loan owners. For each of these groups, we evaluate accounts receivable to determine management’s current estimate of expected credit losses based on historical experience and future expectations and record an allowance for credit losses. Our allowance for credit losses with respect to accounts receivable was $24.0 million and $18.8 million as of March 31, 2026 and June 30, 2025, respectively.

Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Internally developed software	$1,276,136	$987,399
Leasehold improvements	30,865	21,990
Computer equipment	11,330	9,555
Furniture and equipment	10,634	9,007
Total property, equipment and software, at cost	$1,328,965	$1,027,952
Less: Accumulated depreciation and amortization	(660,673)	(455,315)
Total property, equipment and software, net	$668,292	$572,637

Depreciation and amortization expense on property, equipment and software was $74.9 million and $215.7 million for the three and nine months ended March 31, 2026, respectively, and $59.4 million and $159.8 million for the three and nine months ended March 31, 2025, respectively.

No impairment losses related to property, equipment and software were recorded during the three and nine months ended March 31, 2026 and 2025.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the nine months ended March 31, 2026 were as follows (in thousands):

Balance as of June 30, 2025	$534,156
Adjustments (1)	(4,872)
Balance as of March 31, 2026	$529,284

(1)Adjustments to goodwill during the nine months ended March 31, 2026 primarily pertained to foreign currency translation adjustments.

No impairment losses related to goodwill were recorded during the three and nine months ended March 31, 2026 and 2025.

Intangible assets consisted of the following (in thousands):

	March 31, 2026
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$52,826	$(37,826)	$15,000	3.8
Developed technology	39,431	(39,401)	30	0.6
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks and domains	1,448	(1,448)	—	0.0
Trademarks, licenses and domains	12,056	—	12,056	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$118,601	$(91,165)	$27,436

	June 30, 2025
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,845	$(37,845)	$—	0.0
Developed technology	39,443	(39,369)	74	1.3
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks and domains	1,450	(1,355)	95	0.6
Trademarks, licenses and domains	12,416	—	12,416	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,994	$(91,059)	$12,935

Amortization expense for intangible assets was immaterial for the three and nine months ended March 31, 2026, and for the three months ended March 31, 2025. Amortization expense for intangible assets was $1.3 million for the nine months ended March 31, 2025. No impairment losses related to intangible assets were recorded during the three and nine months ended March 31, 2026 and 2025.

Commercial Agreement Assets

In fiscal year 2022, we granted warrants in connection with our commercial agreements with certain subsidiaries of Amazon.com, Inc. (“Amazon”) and recognized an asset of $133.5 million based on the grant date fair value of the warrants that were fully vested upon grant. The asset is amortized over the expected benefit period, which was extended from four to nine years in November 2025 upon the execution of a commercial agreement that superseded the prior agreement. For the three and nine months ended March 31, 2026, we recognized amortization expense of $0.2 million and $7.4 million, respectively, and $5.1 million and $15.6 million for the three and nine months ended March 31, 2025, respectively, in our interim condensed consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense. As of March 31, 2026, the accumulated amortization is $128.7 million and the remaining net asset value is $4.8 million, which will be recognized over the remaining useful life of 4.8 years. Refer to Note 13. Stockholders’ Equity for further discussion of the warrants.

In fiscal year 2021, we granted warrants in exchange for the opportunity to acquire new merchant partners through a commercial agreement with Shopify Inc. (“Shopify”). We recognized an asset of $270.6 million based on the grant-date fair value of the vested warrants. We amortize the asset over the expected benefit period, which was extended from six to nine years during fiscal year 2025 upon execution of a commercial agreement that superseded the prior agreement. The benefit period is reevaluated each reporting period. For the three and nine months ended March 31, 2026, we recorded amortization expense related to the commercial agreement asset of $2.8 million and $8.4 million, respectively, and $5.8 million and $23.9 million for the three and nine months ended March 31, 2025, respectively, in our interim condensed consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense. As of March 31, 2026, the accumulated amortization is $233.9 million and the remaining net asset value is $36.7 million, which will be recognized over the remaining useful life of 3.3 years.

Other Assets

    Other assets consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Processing reserves	$118,167	$90,826
Prepaid expenses	57,964	44,912
Equity securities held at cost	40,396	40,277
Derivative instruments	34,732	45,823
Prepaid merchant incentives	31,672	2,114
Operating lease right-of-use assets	23,532	19,124
Prepaid payroll taxes for stock-based compensation	20,421	25,188
Foreign deferred tax asset	7,430	13,929
Other assets	17,613	13,166
Total other assets	$351,927	$295,360

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	March 31, 2026	June 30, 2025
Accrued expenses	$117,076	$72,813
Operating lease liability	38,563	31,943
Other liabilities	62,299	52,516
Total accrued expenses and other liabilities	$217,938	$157,272

6. Leases

We lease office space under operating leases with various expiration dates through 2034. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from nine months to one year. As of March 31, 2026, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to eight years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. We are required to post collateral for the letters of credit in the form of cash or eligible securities. As of March 31, 2026 and June 30, 2025, the collateral totaled $4.7 million and $4.5 million, respectively, which was in the form of securities that have been classified as securities available for sale at fair value in the interim condensed consolidated balance sheets.

Operating lease expense is as follows (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Operating lease expense (1)	$3,216	$2,915	$9,554	$8,633

(1)Lease expenses for our short-term leases were immaterial for the periods presented.

Lease term and discount rate information are summarized as follows:

March 31, 2026
Weighted average remaining lease term (in years)	6.5
Weighted average discount rate	6.4%

As of March 31, 2026, future minimum lease payments are as follows, by fiscal year (in thousands):

2026 (remaining three months)	$3,782
2027	6,745
2028	6,411
2029	6,551
2030	6,767
Thereafter	17,739
Total lease payments	47,995
Less imputed interest	(9,432)
Present value of total lease liabilities	$38,563

7.   Commitments and Contingencies

Loan Repurchase Obligations

Under the normal terms of our whole loan sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representations and warranties is identified. Generally, a breach in representations and warranties could occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. As of March 31, 2026, the aggregate outstanding balance of loans held by third-party investors or unconsolidated VIEs was $9.4 billion, of which we have recorded a repurchase liability of $6.8 million within accrued expenses and other liabilities in our interim condensed consolidated balance sheets.

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

Kusnier v. Affirm Holdings, Inc.

On December 8, 2022, plaintiff Mark Kusnier filed a putative class action lawsuit against Affirm, Max Levchin, and Michael Linford in the U.S. District Court for the Northern District of California (the “Kusnier

action”). On May 5, 2023, plaintiffs Kusnier and Chris Meinsen filed their first amended complaint alleging that the defendants (i) caused Affirm to make materially false and/or misleading statements and/or failed to disclose that Affirm’s BNPL service facilitated excessive consumer debt (including with respect to certain for-profit educational institutions), regulatory arbitrage, and data harvesting; (ii) made false and/or misleading statements about certain public regulatory actions; and (iii) made false and/or misleading statements about whether Affirm’s business model was vulnerable to interest rate changes. On December 20, 2023, the Court granted Affirm’s motion to dismiss the first amended complaint with leave to amend. On January 19, 2024, plaintiffs filed their second amended complaint, which contained only the allegations from the first amended complaint relating to false and/or misleading statements about whether Affirm’s business model was vulnerable to interest rate changes. In light of the above, plaintiffs assert that Affirm violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that Levchin and Linford violated Section 20(a) of the Exchange Act. Plaintiffs sought class certification, unspecified compensatory and punitive damages, and costs and expenses. Affirm filed its motion to dismiss the second amended complaint on February 2, 2024. On August 26, 2024, the Court granted Affirm’s motion to dismiss with leave to amend. On September 23, 2024, plaintiffs filed a motion for leave to file a motion for reconsideration of the Court's Order granting Affirm's motion to dismiss. On August 14, 2025, the Court resolved plaintiffs' motion in Affirm's favor. On September 30, 2025, the Court dismissed the action with prejudice. On October 29, 2025, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. Briefing is underway in the appeal.

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

We have determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described above, would not have a material adverse effect within our consolidated financial position, results of operations or cash flows. Amounts accrued as of

March 31, 2026 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.

8.   Debt

Debt outstanding as of March 31, 2026 includes amounts classified within our interim condensed consolidated balance sheets as funding debt, notes issued by securitization trusts, and convertible senior notes, net. Secured debt includes borrowings from our warehouse facilities, variable funding notes, notes issued by securitization trusts and sale and repurchase agreements. Unsecured debt includes outstanding convertible senior notes and any borrowings on our unsecured revolving credit facility.

The following table summarizes the components and terms of our secured and unsecured debt as of March 31, 2026 (in thousands):

	Interest Rate (1)	Unused Commitment Fees	Maturity by Fiscal Year	Borrowing Capacity (2)	Debt Outstanding (3)	Debt Outstanding net of unamortized premiums and discount
Secured debt
Funding debt
US warehouse facilities	5.30%	0.20% - 0.50%	2027 - 2032	5,400,000	1,688,998	1,671,663
International warehouse facilities (4)	4.60%	0.30% - 0.95%	2028 - 2031	814,352	552,329	547,987
Variable funding notes	5.16%	0.30%	2032	1,350,000	192,255	189,855
Sales and repurchase agreements	6.81%	—	2029 - 2030	—	8,200	8,200
Notes issued by securitization trusts	4.85%	—	2030 - 2035	5,350,000	5,350,000	5,327,589
				$12,914,352	$7,791,781	$7,745,294
Unsecured debt
Convertible senior notes:
2026 Notes	—	—	2027	—	221,321	220,988
2029 Notes	0.75%	—	2030	—	920,000	907,629
Revolving credit facility	—	0.20%	2027	330,000	—	—
				$330,000	$1,141,321	$1,128,617
Total				$13,244,352	$8,933,102	$8,873,911

(1)The stated interest rate reflects the fixed or variable interest rate in effect for each of our contractual arrangements as of March 31, 2026, weighted by the outstanding principal balance as of that date. The interest rate resets periodically for our variable rate debt, typically based on a reference rate such as Secured Overnight Financing Rate (“SOFR”), Canadian Overnight Repo Rate Average (“CORRA”) or Sterling Overnight Index Average (“SONIA”), or an alternative rate based on the cost of funds for the lender, plus any applicable spread.
(2)Represents total revolving commitment amount, inclusive of debt outstanding as of March 31, 2026.
(3)Certain loans are pledged as collateral for borrowings in our secured debt facilities, except for our sales and repurchase agreements which are collateralized by securitization notes receivable and certificates retained by the Company and classified as securities available for sale at fair value. The carrying value of these pledged assets was $8.4 billion as of March 31, 2026.
(4)As of March 31, 2026, international facilities finance loan receivables originated in Canada and the U.K.

Maturity by Fiscal Year

The aggregate future maturities of our funding debt, notes issued by securitization trusts and convertible notes consists of the following (in thousands):

March 31, 2026
2026	$—
2027	421,677
2028	1,064,767
2029	516,868
2030	1,675,952
Thereafter	5,253,838
Total	$8,933,102
Deferred debt issuance costs	(59,191)
Total funding debt, net of deferred debt issuance costs	$8,873,911
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

Our funding debt agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of March 31, 2026, we were in compliance with all applicable covenants in the agreements.
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
Notes Issued by Securitization Trusts

We issue asset-backed securities through securitization trusts using a combination of term, amortizing, revolving and variable funding structures. Each trust may issue one or more classes of notes, which will be repaid through collections on the loans in accordance with the trust priority of payments. For consolidated securitization trusts, asset-backed notes held by third-party investors are classified as notes issued by securitization trusts within our interim condensed consolidated balance sheets. We defer and amortize debt issuance costs for consolidated securitization trusts on a straight-line basis over the expected life of the notes. Refer to Note 9 Securitization and Variable Interest Entities for additional information.

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

As of March 31, 2026, we were in compliance with all applicable covenants in the agreement. There were no borrowings outstanding under the facility as of March 31, 2026.

Convertible Senior Notes

As of March 31, 2026, we had outstanding: (i) $221.3 million aggregate principal amount of 0.00% convertible senior notes due November 15, 2026 (the “2026 Notes”) and (ii) $920.0 million principal amount of 0.75% convertible senior notes due December 15, 2029 (the “2029 Notes”), in each case unless earlier converted, redeemed or repurchased in accordance with their terms. No sinking fund is provided for either series.

The notes are convertible into shares of our Class A common stock under specified conditions. In each case, the conversion rate is subject to adjustment upon the occurrence of certain events, and, upon conversion, we may settle the conversion obligation in cash, shares of our Class A common stock, or a combination of cash and shares, as discussed below.

Upon conversion, we will pay cash up to the aggregate principal amount of the notes and may settle the remainder, if any, in cash, shares of our common stock, or a combination of both, at our election. The amount due upon conversion is based on a daily conversion value over a 40 trading day observation period.

2029 Notes

The 2029 Notes bear interest at a fixed rate of 0.75% per year, payable semiannually in arrears on June 15 and December 15 of each year. Each $1,000 of principal of the 2029 Notes is initially convertible into 9.8992 shares of our common stock, which is equivalent to an initial conversion price of approximately $101.02 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events set forth in the indenture governing the 2029 Notes (the “2029 Indenture”).

Holders may convert their 2029 Notes, at their option:

•At any time on or after September 15, 2029 until the close of business on the second scheduled trading day immediately preceding the maturity date.
•Before that date, only if specified conditions are met, as follows:
1) if the last reported sale price of the Class A common stock is at least 130% of the conversion price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter;

2) during the five business day period following any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2029 Indenture) per $1,000 principal amount of the 2029 Notes is less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for each trading day in the measurement period;

3) if we call any or all of the notes for redemption, at any time before the close of business on the trading day immediately preceding the redemption date; or

4) upon the occurrence of certain specified corporate events.

We may redeem all or part of the 2029 Notes for cash on or after December 20, 2027 if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date we provide notice of redemption. The redemption price equals 100% of the principal amount of the 2029 Notes to be redeemed, plus accrued and unpaid interest, if any.

If a fundamental change (as defined in the 2029 Indenture) occurs prior to the maturity date, holders of the 2029 Notes may require us to repurchase all or a portion of their notes for cash equal to 100% of the principal amount of the 2029 Notes, plus any accrued and unpaid interest. In addition, certain corporate events may require us to increase the conversion rate for holders who elect to convert their 2029 Notes in connection with such events.

2026 Notes

The 2026 Notes do not bear interest. Each $1,000 of principal of the 2026 Notes is initially convertible into 4.6371 shares of our common stock, which is equivalent to an initial conversion price of approximately $215.65 per share. The conversion rate is subject to adjustment upon the occurrence of certain specified events set forth in the indenture governing the 2026 Notes (the “2026 Indenture”).

Holders may convert their 2026 Notes, at their option:

•At any time on or after August 15, 2026 until the close of business on the second scheduled trading day immediately preceding the maturity date.
•Before that date, only if specified conditions are met, as follows:

1) if the last reported sale price of the Class A common stock is at least 130% of the conversion price for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the last trading day of the immediately preceding calendar quarter;

2) during the five business day period following any five consecutive trading day period (the “measurement period”) in which the trading price (as defined in the 2026 Indenture) per $1,000 principal amount of the 2026 Notes is less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for each trading day in the measurement period;

3) if we call any or all of the notes for redemption, at any time before the close of business on the trading day immediately preceding the redemption date; or

4) upon the occurrence of certain specified corporate events.

We may redeem all or part of the 2026 Notes for cash if the last reported sale price of our Class A common stock has been at least 130% of the conversion price then in effect for at least 20 trading days (whether or not consecutive) during any 30 consecutive trading day period ending on, and including, the trading day immediately preceding the date we provide notice of redemption. The redemption price equals 100% of the principal amount of the 2026 Notes to be redeemed, plus accrued and unpaid special interest, if any.

If a fundamental change (as defined in the 2026 Indenture) occurs prior to the maturity date, holders of the 2026 Notes may require us to repurchase all or a portion of their notes for cash equal to 100% of the principal amount of the 2026 Notes, plus any accrued and unpaid interest. In addition, certain corporate events may require us to increase the conversion rate for holders who elect to convert their 2026 Notes in connection with such events.

Repurchase of a Portion of the 2026 Notes

During the nine months ended March 31, 2026, we paid $25.8 million in cash for the repurchase of $27.4 million aggregate principal amount of the 2026 Notes. The carrying amount of the extinguished 2026 Notes was approximately $27.3 million during the nine months ended March 31, 2026, resulting in a $1.5 million gain on early extinguishment of debt. The repurchased 2026 Notes were received and canceled. There were no repurchases of our 2026 Notes during the three months ended March 31, 2026.

The following table summarizes the interest expense recognized related to the convertible senior notes (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Amortization of debt issuance costs (1)
2026 Notes	$131	$148	$403	$1,575
2029 Notes	822	823	2,504	932
Total amortization of debt issuance costs	$954	$970	$2,907	$2,507
Coupon interest expense (1) (2)	1,706	1,706	5,177	1,933
Total interest expenses related to the convertible notes	$2,660	$2,676	$8,083	$4,440

(1)Included in our interim condensed consolidated statement of operations and comprehensive income (loss) within other income, net.
(2)The coupon interest expense is related to the 2029 Notes.

9.  Securitization and Variable Interest Entities

Consolidated VIEs

We consolidate VIEs when we are deemed to be the primary beneficiary. For the primary beneficiary evaluation, we consider whether we have both the power to direct the activities that most significantly affect the VIEs’ economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIEs. We consider both qualitative and quantitative factors regarding the nature, size and form of our involvement with the VIEs. We reevaluate whether we are the primary beneficiary of the VIEs on an ongoing basis.

Warehouse Credit Facilities

We established certain entities, deemed to be VIEs, to enter into warehouse credit facilities for the purpose of purchasing loans from our originating bank partners and funding directly originated loans. Refer to Note 8. Debt for additional information. We retain the residual interest in each warehouse credit facility which absorbs the variability of the VIEs. The creditors of the VIEs have no recourse to the general credit of Affirm and the liabilities of the VIEs can only be settled by the respective VIEs’ assets. In addition to the retained residual interest, our continued involvement in the VIEs includes loan servicing responsibilities over the life of the underlying loans.

Securitizations

We finance the origination and purchase of loans through our asset-backed securitization program using a combination of term, amortizing, revolving and variable funding structures. In connection with our program, we sponsor and establish trusts (deemed to be VIEs) which issue securities collateralized by the loans we sell to the trust. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. For these VIEs, the creditors have no recourse to the general credit of Affirm and the liabilities of the VIEs can only be settled by the respective VIEs’ assets. Additionally, the assets of the VIEs can be used only to settle obligations of the VIEs. For each securitization, the residual trust certificates represent the right to receive excess cash from the loan repayments each collection period after all fees and required distributions have been made to the note holders. In addition to the retained residual trust certificates, our continued involvement includes loan servicing responsibilities over the life of the underlying loans.

In assessing the primary beneficiary for both Warehouse Credit Facilities and Securitizations VIEs, through our role as the servicer, we have the power to direct the activities that most significantly affect the VIEs’ economic performance. In addition, through the retained residual interests, we have economic exposure to the pledged loans that could potentially be significant to the VIEs. We also earn a servicing fee which has a senior distribution priority in the payment waterfall. Servicing fees are considered variable interests when we also hold significant retained interests in the VIEs that would absorb losses or receive benefits that are more than insignificant. Therefore, we are the primary beneficiary.

Where we consolidate the VIEs, the loans held in the VIEs are included in loans held for investment within our interim condensed consolidated balance sheets. Outstanding borrowings from the Warehouse Credit Facilities VIEs and Variable Funding Note under the Securitizations VIE are recorded in funding debt within our interim condensed consolidated balance sheets. The notes sold to third-party investors by the Securitizations VIEs are recorded in notes issued by securitization trusts within the interim condensed consolidated balance sheets.

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs (in thousands):

	March 31, 2026
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$2,494,143	$2,237,978	$256,165
Securitizations(1)	5,767,023	5,531,412	235,611
Total consolidated VIEs	$8,261,166	$7,769,390	$491,776

	June 30, 2025
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$1,668,181	$1,504,136	$164,044
Securitizations(1)	4,993,148	4,951,485	41,663
Total consolidated VIEs	$6,661,329	$6,455,621	$205,707

(1)Liabilities include an outstanding balance of $189.9 million and $103.9 million on a VFN classified as funding debt as of March 31, 2026 and June 30, 2025, respectively, and asset-backed securities of $5.3 billion and $4.8 billion, respectively, classified as notes issued from securitization trusts.

Unconsolidated VIEs

We are involved with various unconsolidated VIEs, established for the purposes of securitization and forward flow arrangements. We retain economic exposure as variable interests in these unconsolidated VIEs, which consist of securitization notes receivable and certificates in unconsolidated trusts, residual interests in structured transactions, and risk sharing assets and liabilities. While we continue to be involved with the unconsolidated VIEs through our role as the servicer, we determined that we are not the primary beneficiary as of March 31, 2026. Factors we considered for this determination are that we hold an insignificant variable interest or rights held by other variable interest holders convey power in the unconsolidated VIEs.

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

The following information pertains to unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary (in thousands):

	March 31, 2026		June 30, 2025
	Carrying Amount	Maximum Exposure to Losses(4)	Carrying Amount	Maximum Exposure to Losses(4)
Securitization notes receivable and certificates in unconsolidated securitization trusts [1]	$56,482	$57,432	$75,469	$76,943
Residual interests in structured transactions [1]	5,837	16,981	2,284	15,644
Risk sharing assets [2]	32,286	55,502	43,179	66,590
Risk sharing liabilities [3]	—	10,085	(90)	24,467
Total unconsolidated VIEs	$94,605	$140,000	$120,842	$183,644

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

10.   Investments

Cash and Cash Equivalents and Securities Available for Sale

Cash and cash equivalents and securities available for sale, at fair value, consist of the following as of each date presented within the interim condensed consolidated balance sheets (in thousands):

	March 31, 2026	June 30, 2025
Cash and cash equivalents:
Money market funds	$97,312	$70,920
Agency bonds	—	3,493
Corporate bonds	1,454	—
Commercial paper	18,839	12,564
Government bonds - US	—	4,995
Securities available for sale:
Certificates of deposit	45,586	39,008
Corporate bonds	257,461	264,199
Commercial paper	86,824	126,761
Agency bonds	—	7,854
Municipal bonds	8,615	6,076
Government bonds
Non-US	2,196	5,340
US (1)	289,118	344,434
Securitization notes receivable and certificates (2)	56,482	75,469
Residual interests in structured transactions	5,837	2,284
Other	5,478	—
Total marketable securities:	$875,202	$963,397

(1)As of March 31, 2026 and June 30, 2025, these securities include $100.5 million and $75.4 million, respectively, pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements.
(2)These securities include $9.3 million and $34.5 million as of March 31, 2026 and June 30, 2025, respectively, pledged as collateral in connection with sale and repurchase agreements as discussed within Note 8. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of March 31, 2026 and June 30, 2025 were as follows (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$45,593	$14	$(21)	$—	$45,586
Corporate bonds (1)	259,150	234	(469)	—	258,915
Commercial paper (1)	105,761	16	(114)	—	105,663
Municipal bonds	8,608	10	(3)	—	8,615
Government bonds
Non-US	2,191	5	—	—	2,196
US (2)	289,265	148	(295)	—	289,118
Securitization notes receivable and certificates (3)	56,496	393	(149)	(258)	56,482
Residual interests in structured transactions	4,715	1,122	—	—	5,837
Other	5,000	478	—	—	5,478
Total securities available for sale	$776,779	$2,420	$(1,051)	$(258)	$777,890

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$38,990	$18	$—	$—	$39,008
Corporate bonds	263,495	759	(55)	—	264,199
Commercial paper (1)	139,336	7	(18)	—	139,325
Agency bonds (1)	11,358	—	(11)	—	11,347
Municipal bonds	6,057	19	—	—	6,076
Government bonds
Non-US	5,331	9	—	—	5,340
US (2)	349,149	371	(91)	—	349,429
Securitization notes receivable and certificates (3)	76,279	173	(42)	(941)	75,469
Residual interests in structured transactions	2,173	111	—	—	2,284
Total securities available for sale	$892,168	$1,467	$(217)	$(941)	$892,477

(1)As of March 31, 2026 and June 30, 2025, Agency bonds, Corporate bonds, Commercial paper, and US government bonds included $20.3 million and $21.1 million, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)As of March 31, 2026 and June 30, 2025, these securities include $100.5 million and $75.4 million, respectively, pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements.
(3)Approximately $9.3 million and $34.5 million as of March 31, 2026 and June 30, 2025, respectively, of these securities have been pledged as collateral in connection with sale and repurchase agreements discussed within Note 8. Debt.

As of March 31, 2026 and June 30, 2025, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of March 31, 2026 and June 30, 2025, are as follows (in thousands):

	March 31, 2026
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$16,872	$(21)	$—	$—	$16,872	$(21)
Corporate bonds	$102,721	$(469)	$—	$—	$102,721	$(469)
Commercial paper	65,458	(114)	—	—	65,458	(114)
Municipal bonds	2,997	(3)			2,997	(3)
Government bonds
US	179,290	(295)	—	—	179,290	(295)
Total securities available for sale (1)	$367,338	$(902)	$—	$—	$367,338	$(902)

	June 30, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$7,711	$—	$—	$—	$7,711	$—
Corporate bonds	42,842	(41)	16,978	(14)	59,820	(55)
Commercial paper	83,701	(18)	—	—	83,701	(18)
Agency bonds	11,347	(11)	—	—	11,347	(11)
Government bonds
Non-US	3,163	—	—	—	3,163	—
US	189,295	(91)	—	—	189,295	(91)
Total securities available for sale (1)	$338,059	$(161)	$16,978	$(14)	$355,037	$(175)

(1)The number of securities with unrealized losses for which an allowance for credit losses has not been recorded totaled 91 and 67 as of March 31, 2026 and June 30, 2025, respectively.

The length of time to contractual maturities of securities available for sale as of March 31, 2026 and June 30, 2025 were as follows (in thousands):

	March 31, 2026
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$45,593	$45,586	$—	$—	$45,593	$45,586
Corporate bonds	132,830	132,896	126,320	126,019	259,150	258,915
Commercial paper	105,761	105,663	—	—	105,761	105,663
Municipal bonds	5,608	5,618	3,000	2,997	8,608	8,615
Government bonds
Non-US	—	—	2,191	2,196	2,191	2,196
US	224,193	224,302	65,072	64,816	289,265	289,118
Securitization notes receivable and certificates (2)	—	—	56,496	56,482	56,496	56,482
Residual interests in structured transactions	—	—	4,715	5,837	4,715	5,837
Other	—	—	5,000	5,478	5,000	5,478
Total securities available for sale	$513,985	$514,065	$262,794	$263,825	$776,779	$777,890

	June 30, 2025
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$38,990	$39,008	$—	$—	$38,990	$39,008
Corporate bonds	149,435	149,675	114,060	114,524	263,495	264,199
Commercial paper (1)	139,336	139,325	—	—	139,336	139,325
Agency bonds (1)	11,358	11,347	—	—	11,358	11,347
Municipal bonds	3,944	3,950	2,113	2,126	6,057	6,076
Government bonds
Non-US	3,162	3,162	2,169	2,178	5,331	5,340
US (1)	326,884	327,076	22,265	22,353	349,149	349,429
Securitization notes receivable and certificates (2)	—	—	76,279	75,469	76,279	75,469
Residual interests in structured transactions	—	—	2,173	2,284	2,173	2,284
Total securities available for sale	$673,109	$673,543	$219,059	$218,934	$892,168	$892,477

(1)As of March 31, 2026 and June 30, 2025, Agency bonds, Corporate bonds, Commercial paper, and US government bonds included $20.3 million and $21.1 million, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)Based on weighted average life of expected cash flows as of March 31, 2026 and June 30, 2025.

Gross proceeds from matured or redeemed securities were $257.8 million and $672.7 million for the three and nine months ended March 31, 2026, respectively, and $283.9 million and $990.4 million for the three and nine months ended March 31, 2025, respectively.

For available for sale securities, no gains and losses were realized for the three and nine months ended March 31, 2026 and were immaterial for the three and nine months ended March 31, 2025.

Equity Securities Held at Cost

Equity security investments without a readily determinable fair value held at cost were $40.4 million and $40.3 million as of March 31, 2026 and June 30, 2025, respectively, and are included in other assets within the interim condensed consolidated balance sheets.

We did not record any impairment during the three and nine months ended March 31, 2026 or for the three months ended March 31, 2025. We recognized an impairment of $3.0 million for the nine months ended March 31, 2025 within other income, net in the interim consolidated statements of operations and comprehensive income (loss) in connection with one of our non-marketable equity security investments.

For the three and nine months ended March 31, 2026, there were no upward or downward adjustments due to observable changes in orderly transactions. For the three and nine months ended March 31, 2025, we recognized an upward adjustment of $0.1 million and $2.6 million, respectively.

11.   Derivative Financial Instruments

The following table summarizes the total fair value, including interest accruals, and outstanding notional amounts of derivative instruments as of March 31, 2026 and June 30, 2025 (in thousands):

	March 31, 2026			June 30, 2025
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts	$—	$—	$—	$100,000	$86	$—
Derivatives not designated as hedges
Interest rate contracts	621,321	2,446	43	405,074	2,558	15
Risk sharing assets/liabilities	11,151,916	32,286	—	8,561,709	43,179	90
Total gross derivative assets/liabilities	$11,773,237	$34,732	$43	$9,066,783	$45,823	$105

The following table summarizes the impact of the cash flow hedges on Accumulated Other Comprehensive Income (Loss) (“AOCI”) (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Balance at beginning of period	$(1,853)	$(174)	$(1,419)	$1,407
Changes in fair value	4,529	(1,205)	4,213	(2,478)
Amounts reclassified into earnings (1)	571	(74)	453	(382)
Balance at end of period (2)	$3,247	$(1,453)	$3,247	$(1,453)

(1)The amounts reclassified into earnings are presented in the interim condensed consolidated statements of operations and comprehensive income (loss) within funding costs.
(2)As of March 31, 2026, we estimated that $0.7 million of net derivative gains included in AOCI are expected to be reclassified into earnings within the next 12 months.

The following table summarizes the impact of the derivative instruments on income and indicates where within the interim consolidated statements of operations and comprehensive income (loss) such impact is reported (in thousands):

	Location of gains (losses) where the effects of derivatives are recorded	Three Months Ended March 31,		Nine Months Ended March 31,
		2026	2025	2026	2025
The effects of cash flow hedging
Interest rate contracts	Funding costs	$(571)	$74	$(453)	$382
The effects of derivatives not designated in hedging relationships
Interest rate contracts	Other income, net	1,181	(2,154)	(386)	(3,403)
Risk sharing assets/liabilities	Gain on sales of loans	6,936	6,611	20,215	22,494

Refer to Note 12. Fair Value of Financial Assets and Liabilities for additional information on our derivative instruments.

12.   Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and June 30, 2025 (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$97,312	$—	$—	$97,312
Corporate bonds	—	1,454	—	1,454
Commercial paper	—	18,839	—	18,839
Securities, available for sale:
Certificates of deposit	—	45,586	—	45,586
Corporate bonds	—	257,461	—	257,461
Commercial paper	—	86,824	—	86,824
Municipal bonds	—	8,615	—	8,615
Government bonds:
Non-US	—	2,196	—	2,196
US	—	289,118	—	289,118
Securitization notes receivable and residual trust certificates	—	—	56,482	56,482
Residual interests in structured transactions	—	—	5,837	5,837
Other	317	—	5,478	5,795
Servicing assets	—	—	684	684
Interest rate derivatives	—	2,446	—	2,446
Risk sharing asset	—	—	32,286	32,286
Total assets	$97,629	$712,539	$100,767	$910,935
Liabilities:
Performance fee liability	—	—	2,349	2,349
Profit share liability	—	—	2,639	2,639
Interest rate derivatives	—	43	—	43
Total liabilities	$—	$43	$4,988	$5,031

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$70,920	$—	$—	$70,920
Agency Bonds	—	3,493	—	3,493
Commercial paper	—	12,564	—	12,564
Government bonds- US	—	4,995	—	4,995
Securities, available for sale:
Certificates of deposit	—	39,008	—	39,008
Corporate bonds	—	264,199	—	264,199
Commercial paper	—	126,761	—	126,761
Agency bonds	—	7,854	—	7,854
Municipal bonds	—	6,076	—	6,076
Government bonds:
Non-US	—	5,340	—	5,340
US	—	344,434	—	344,434
Securitization notes receivable and residual trust certificates	—	—	75,469	75,469
Residual interests in structured transactions	—	—	2,284	2,284
Servicing assets	—	—	906	906
Interest rate derivatives	—	2,644	—	2,644
Risk sharing asset	—	—	43,179	43,179
Total assets	$70,920	$817,368	$121,838	$1,010,126
Liabilities:
Servicing liabilities	$—	$—	$41	$41
Performance fee liability	—	—	1,870	1,870
Profit share liability	—	—	9,323	9,323
Risk sharing liability	—	—	90	90
Interest rate derivatives	—	15	—	15
Total liabilities	$—	$15	$11,324	$11,339

As of March 31, 2026 and June 30, 2025, there were no transfers between levels.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Cash and Cash Equivalents and Securities Available for Sale

As of March 31, 2026, we held level 2 debt securities classified as cash and cash equivalents and securities available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Interest Rate Derivatives

As of March 31, 2026 and June 30, 2025, we used a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risks associated with variable interest rates. These derivative instruments are classified as Level 2 within the fair value hierarchy, and the fair value is estimated by using third-party pricing models, which contain certain assumptions based on readily observable market-based inputs. We validate the valuation output on a monthly basis. Refer to Note 11. Derivative Financial Instruments in the notes to the interim condensed consolidated financial statements for further details on our derivative instruments.

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

Servicing Assets and Liabilities

We sold loans with an unpaid principal balance of $5.0 billion and $15.9 billion for the three and nine months ended March 31, 2026, respectively, and $3.6 billion and $11.0 billion for the three and nine months ended March 31, 2025, respectively, for which we retained servicing rights.

As of March 31, 2026 and June 30, 2025, we serviced loans which we sold with a remaining unpaid principal balance of $9.4 billion and $7.8 billion, respectively. We earned $44.6 million and $127.1 million of servicing income for the three and nine months ended March 31, 2026, respectively, and $32.1 million and $86.7 million for the three and nine months ended March 31, 2025, respectively.

We use discounted cash flow models to arrive at an estimate of fair value. As of March 31, 2026 and June 30, 2025, the aggregate fair value of the servicing assets was measured at $0.7 million and $0.9 million, respectively, and presented within other assets in the interim condensed consolidated balance sheets. The aggregate fair value of the servicing liabilities was immaterial as of March 31, 2026 and June 30, 2025.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Fair value at beginning of period	$965	$806	$906	$574
Initial transfers of financial assets	—	—	254	230
Subsequent changes in fair value	(281)	(211)	(476)	(209)
Fair value at end of period	$684	$595	$684	$595

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Fair value at beginning of period	$2	$237	$41	$743
Initial transfers of financial liabilities	—	—	—	—
Subsequent changes in fair value	(2)	(134)	(41)	(640)
Fair value at end of period	$—	$103	$—	$103

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of March 31, 2026 and June 30, 2025:

		March 31, 2026
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Servicing assets	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	13.79%	17.01%	14.97%
Servicing liabilities (2)	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	—%	—%	—%

		June 30, 2025
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Servicing assets	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	10.24%	15.68%	12.04%
Servicing liabilities (2)	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	3.71%	7.89%	5.26%

(1)Unobservable inputs were weighted by relative fair value
(2)Includes certain servicing agreements with a fair value of zero. These agreements are included in the sensitivity analysis to demonstrate the impact of changes in the discount rate and adequate compensation rate. Default rate is not a significant unobservable input for agreements with a fair value of zero.

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	March 31, 2026	June 30, 2025
Servicing assets
Default Rate assumption:
Default Rate increase of 25%	$1	$1
Default Rate increase of 50%	$1	$2
Adequate Compensation assumption:
Adequate Compensation increase of 10%	$(974)	$(1,439)
Adequate Compensation increase of 20%	$(1,947)	$(2,879)
Discount Rate assumption:
Discount Rate increase of 25%	$(24)	$(35)
Discount Rate increase of 50%	$(46)	$(66)
Servicing liabilities (1)
Default Rate assumption:
Default Rate increase of 25%	$—	$—
Default Rate increase of 50%	$—	$—
Adequate Compensation assumption:
Adequate Compensation increase of 10%	$6,083	$4,593
Adequate Compensation increase of 20%	$12,166	$9,186
Discount Rate assumption:
Discount Rate increase of 25%	$—	$(1)
Discount Rate increase of 50%	$—	$(1)

(1)Includes certain servicing agreements with a fair value of zero. These agreements are included in the sensitivity analysis to demonstrate the impact of changes in the discount rate and adequate compensation rate. Default rate is not a significant unobservable input for agreements with a fair value of zero.

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

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Fair value at beginning of period	$2,377	$1,773	$1,870	$1,503
Purchases of loans	787	520	2,426	1,609
Settlements paid	(782)	(510)	(2,063)	(1,488)
Subsequent changes in fair value	(33)	(13)	116	146
Fair value at end of period	$2,349	$1,770	$2,349	$1,770

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of March 31, 2026 and June 30, 2025:

	March 31, 2026
Unobservable Input	Minimum	Maximum	Weighted Average (2)
Discount Rate	6.63%	10.00%	8.72%
Refund Rate	1.50%	1.50%	1.50%
Loss Rate(1)	0.73%	4.65%	3.17%

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (2)
Discount Rate	7.25%	10.00%	9.23%
Refund Rate	1.50%	1.50%	1.50%
Loss Rate(1)	0.87%	4.65%	3.07%

(1)The Loss Rate is net of recoveries
(2)Unobservable inputs were weighted by remaining principal balances

Securitization Notes Receivable and Residual Trust Certificates

As of March 31, 2026, we held notes receivable and residual trust certificates with an aggregate fair value of $56.5 million in connection with unconsolidated securitizations. The balances correspond to the 5% economic risk retention we are required to maintain as the securitization sponsor.

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

The following table summarizes the activity related to the fair value of the notes receivable and residual trust certificates (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Fair value at beginning of period	$80,080	$69,051	$75,469	$51,670
Additions	—	—	44,611	41,940
Cash received (due to payments)	(25,355)	(19,982)	(67,680)	(46,401)
Change in unrealized gain (loss)	387	454	82	(84)
Accrued interest	1,058	1,072	3,316	4,048
Reversal of (impairment on) securities available for sale	312	262	684	(316)
Fair value at end of period	$56,482	$50,857	$56,482	$50,857

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the notes receivable and residual trust certificates as of March 31, 2026 and June 30, 2025:

	March 31, 2026
Unobservable Input	Minimum	Maximum	Weighted Average (2)
Discount Rate	3.93%	22.60%	5.95%
Default Rate(1)	5.37%	9.31%	8.46%
Prepayment Rate	18.31%	26.00%	24.61%

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (2)
Discount Rate	2.86%	30.29%	6.89%
Default Rate(1)	0.94%	8.40%	7.65%
Prepayment Rate	21.46%	24.85%	23.14%

(1)The cumulative loss relative to the outstanding balance as of March 31, 2026 and June 30, 2025
(2)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the notes receivable and residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

	March 31, 2026	June 30, 2025
Discount Rate Assumption:
Discount Rate increase of 25%	$(463)	$(727)
Discount Rate increase of 50%	$(911)	$(1,427)
Default Rate assumption:
Default Rate increase of 25%	$(2,423)	$(2,688)
Default Rate increase of 50%	$(2,900)	$(3,698)
Prepayment Rate assumption:
Prepayment Rate change of 25%	$(97)	$(130)
Prepayment Rate change of 50%	$(197)	$(259)

Residual Interests in Structured Transactions

As of March 31, 2026, we held residual interests in structured transactions with an aggregate fair value of $5.8 million in connection with certain forward flow loan sale transactions.

These assets are measured at fair value using a discounted cash flow model, and presented within securities available for sale at fair value in the interim condensed consolidated balance sheets. Changes in the fair value, except for credit impairments, are reflected in other comprehensive income in the interim condensed consolidated statements of operations and comprehensive income (loss).

The following table summarizes the activity related to the fair value of the assets (in thousands):

	Three Months Ended March 31, 2026	Nine Months Ended March 31, 2026
Fair value at beginning of period	$5,436	$2,284
Capital contribution	396	3,100
Cash distribution received	(557)	(557)
Subsequent changes in fair value	562	1,011
Fair value at the end of period	5,837	5,837

Significant unobservable inputs used for our Level 3 fair value measurement of the residual interests are the discount rate, loss rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual interests in structured transactions as of March 31, 2026 and June 30, 2025:

	March 31, 2026
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	20.00%	20.00%	20.00%
Default Rate	10.15%	10.15%	10.15%
Prepayment Rate	46.98%	46.98%	46.98%

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	20.00%	20.00%	20.00%
Default Rate	8.88%	8.88%	8.88%
Prepayment Rate	48.85%	48.85%	48.85%

(1)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the residual interests in structured transactions given hypothetical changes in significant unobservable inputs (in thousands):

	March 31, 2026	June 30, 2025
Discount Rate assumption:
Discount Rate increase of 20%	$(368)	$(181)
Discount Rate increase of 40%	$(703)	$(343)
Default Rate assumption:
Default Rate increase of 20%	$(6)	$(28)
Default Rate increase of 40%	$(36)	$(50)
Prepayment Rate assumption:
Prepayment Rate increase of 20%	$(66)	$(35)
Prepayment Rate increase of 40%	$(118)	$(64)

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

The following table summarizes the activity related to the fair value of the profit share liability (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Fair value at beginning of period	$4,713	$6,111	$9,323	$1,974
Facilitation of loans	290	2,487	4,112	7,952
Actual performance	(2,013)	(4,270)	(11,609)	(10,569)
Subsequent changes in fair value	(351)	1,097	813	6,068
Fair value at end of period	$2,639	$5,425	$2,639	$5,425

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of March 31, 2026 and June 30, 2025:

	March 31, 2026
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	30.00%	30.00%	30.00%
Program Profitability	1.00%	3.28%	2.69%

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	30.00%	30.00%	30.00%
Program Profitability	0.23%	3.28%	2.86%

(1)Unobservable inputs were weighted by relative fair value

Risk Sharing Arrangements

In connection with certain capital funding arrangements with third-party loan buyers, we have entered into risk sharing agreements where we may be required to make a payment to the loan buyer or are entitled to receive a payment from the loan buyer, depending on the actual versus expected loan performance as contractually agreed to with the counterparty, and subject to a cap based on a percentage of the principal balance of loans sold. Loan performance is evaluated at a cohort level based on the month or quarter loans were sold.

We account for these arrangements as derivatives measured at fair value with gains and losses recognized in gain on sales of loans in our interim condensed consolidated statements of operations and comprehensive income (loss). For each counterparty, we have recognized a net asset or net liability based on the estimated fair value of future payments we expect to receive from or make to the counterparty. As of March 31, 2026, we estimated the fair value of future settlements using a discounted cash flow model.

The following table summarizes the activity related to the fair value of the risk sharing assets (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Fair value at beginning of period	$38,992	$44,969	$43,179	$33,884
Initial transfers of financial assets	4,574	3,605	15,843	19,173
Cash settlements	(13,642)	(7,665)	(31,108)	(13,489)
Subsequent changes in fair value	2,362	2,830	4,372	4,171
Fair value at end of period	$32,286	$43,739	$32,286	$43,739

The following table summarizes the activity related to the fair value of the risk sharing liabilities (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Fair value at beginning of period	$—	$1,498	$90	$918
Cash settlements	—	(909)	(90)	(1,354)
Subsequent changes in fair value	—	(176)	—	849
Fair value at end of period	$—	$413	$—	$413

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the risk sharing arrangements as of March 31, 2026 and June 30, 2025:

		March 31, 2026
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount Rate	7.00%	20.00%	17.75%
	Loss Rate	3.34%	4.95%	4.16%
	Prepayment Rate	17.73%	21.63%	19.60%
Risk sharing liabilities	Discount Rate	20.00%	20.00%	20.00%
	Loss Rate	3.48%	5.25%	4.47%

		June 30, 2025
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount Rate	20.00%	20.00%	20.00%
	Loss Rate	3.32%	4.91%	4.13%
	Prepayment Rate	19.84%	22.89%	21.34%
Risk sharing liabilities	Discount Rate	20.00%	20.00%	20.00%
	Loss Rate	3.47%	5.35%	4.42%

(1)Unobservable inputs were weighted by principal balance of loans sold under each cohort

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the risk sharing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	March 31, 2026	June 30, 2025
Risk sharing assets
Prepayment Rate assumption:
Prepayment Rate decrease of 25%	$(1,760)	$(1,896)
Prepayment Rate decrease of 50%	$(3,635)	$(3,923)
Loss Rate assumption:
Loss Rate increase of 25%	$(14,577)	$(15,150)
Loss Rate increase of 50%	$(29,151)	$(30,277)
Discount Rate assumption:
Discount Rate increase of 25%	$(565)	$(903)
Discount Rate increase of 50%	$(1,094)	$(1,745)
Risk sharing liabilities
Loss Rate assumption:
Loss Rate increase of 25%	$2,259	$16,946
Loss Rate increase of 50%	$7,934	$24,676
Discount Rate assumption:
Discount Rate increase of 25%	$—	$—
Discount Rate increase of 50%	$—	$—

Financial Assets and Liabilities Not Recorded at Fair Value

The following table presents the fair value and our assessment of the classification of this measurement within the fair value hierarchy for financial assets and liabilities held at amortized cost as of March 31, 2026 and June 30, 2025 (in thousands):

	March 31, 2026
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for investment, net	8,060,659	—	—	8,795,231	8,795,231
Total assets	$8,060,659	$—	$—	$8,795,231	$8,795,231
Liabilities:
Convertible senior notes, net (1)	$1,128,617	$—	$1,077,881	$—	$1,077,881
Notes issued by securitization trusts	5,327,589	—	—	5,350,906	5,350,906
Funding debt	2,417,705	—	—	2,420,742	2,420,742
Total liabilities	$8,873,911	$—	$1,077,881	$7,771,648	$8,849,529

	June 30, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for investment, net	6,628,606	—	—	7,085,840	7,085,840
Total assets	$6,628,606	$—	$—	$7,085,840	$7,085,840
Liabilities:
Convertible senior notes, net (1)	$1,153,000	$—	$1,205,287	$—	$1,205,287
Notes issued by securitization trusts	4,833,855	—	—	4,868,980	4,868,980
Funding debt	1,622,808	—	—	1,640,765	1,640,765
Total liabilities	$7,609,663	$—	$1,205,287	$6,509,745	$7,715,032

(1)As of March 31, 2026, includes convertible senior notes due 2026 with a carrying amount and fair value of $221.0 million and $215.0 million, respectively, and convertible senior notes due 2029 with a carrying amount and fair value of $907.6 million and $862.9 million, respectively. As of June 30, 2025, includes convertible senior notes due 2026 with a carrying amount and fair value of $247.9 million and $232.7 million, respectively, and convertible senior notes due 2029 with a carrying amount and fair value of $905.1 million and $972.6 million, respectively. The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.

13.   Stockholders’ Equity

Common Stock

We had shares of common stock reserved for issuance as follows:

	March 31, 2026	June 30, 2025
Available outstanding under equity compensation plans	22,718,645	39,122,013
Available for future grant under equity compensation plans	68,429,699	53,851,610
Total	91,148,344	92,973,623

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

In November 2025, in connection with the execution of an amended commercial agreement with Amazon, we modified the exercise price of the warrants vesting February 2026 and thereafter from $100 per share to $63.06 per share. The fair value of the warrants was remeasured as of the modification date using the Black Scholes-Merton option pricing model with the following assumptions: a dividend yield of zero; remaining years to maturity of 3.6; volatility of 94%; and a risk-free rate of 3.63%. The remaining fair value of the warrants, including the $37.7 million incremental cost resulting from the modification, will be recognized within our consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions.
During the three and nine months ended March 31, 2026, we recognized $40.5 million and $142.7 million, respectively, within sales and marketing expense, compared to $36.1 million and $230.1 million for the three and nine months ended March 31, 2025, respectively, for the warrant shares that vested during the respective periods. Refer to Note 5.  Balance Sheet Components for more information on the commercial agreement asset recognized in connection with the warrants and the related amortization.

The following table summarizes the warrants activity for the nine months ended March 31, 2026:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (years)
Warrants outstanding, June 30, 2025	18,500,000	$81.08	3.90
Granted	—	—	0.00
Exercised	—	—	0.00
Cancelled	—	—	0.00
Warrants outstanding, March 31, 2026	18,500,000	$68.75	3.10
Vested and exercisable, March 31, 2026	12,655,168	$71.38	3.10
As of March 31, 2026, unrecognized compensation expense related to the unvested warrants was approximately $479.0 million, which is expected to be recognized over a remaining weighted-average period of 2.6 years.

Share Repurchases

There were no share repurchases during the three and nine months ended March 31, 2026.

14.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to employees, officers, directors, and consultants. As of March 31, 2026, the maximum number of shares of common stock which may be issued under the Plan is 192,859,800 Class A shares and there were 68,429,699 shares of Class A common stock available for future grants under the Plan.

Stock Options

Stock option awards generally vest over a period of four years, with some awards vesting 25% on the 12 month anniversary of the vesting commencement date and the remaining 75% vesting ratably over the next three years. The contractual term is 10 years from the date of grant, or three months after termination of employment.

The following table summarizes our stock option activity for the nine months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2025	12,955,978	$19.12	5.18
Exercised	(2,391,904)	16.02
Forfeited, expired or canceled	(168,023)	40.69
Balance as of March 31, 2026	10,396,051	19.49	4.59
Vested and exercisable, March 31, 2026	9,150,091	$18.19	4.18	$259,756
Vested and exercisable, and expected to vest thereafter(1) March 31, 2026	10,395,041	$19.51	4.59	$280,721

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

There were no options granted during the nine months ended March 31, 2026. As of March 31, 2026, unrecognized compensation expense related to unvested stock options was approximately $23.7 million, which is expected to be recognized over a remaining weighted-average period of 1.6 years.

Value Creation Award

In November 2020, the Company’s Board of Directors approved a long-term, multi-year performance-based stock option grant providing Mr. Levchin with the opportunity to earn the right to purchase up to 12,500,000 shares of the Company’s Class A common stock (the “Value Creation Award”). During the three months ended March 31, 2026, the performance period ended and 8,500,000 unvested shares expired. We recognized stock-based compensation on these awards based on the grant date fair value using an accelerated attribution method over the requisite service period, and only if performance-based conditions were considered probable of being satisfied. We incurred stock-based compensation expense of $0.8 million and $11.8 million during the three and nine months ended March 31, 2026, respectively, and $6.4 million and $31.1 million during the three and nine months ended March 31, 2025, respectively, associated with the Value Creation Award as a component of general and administrative expense within the interim condensed consolidated statements of operations and comprehensive income (loss).

The following table summarizes our Value Creation Award activity for the nine months ended March 31, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2025	12,500,000	$49.00	5.29
Exercised	(1,999,998)	49.00
Expired	(8,500,000)
Balance as of March 31, 2026	2,000,002	49.00	4.79
Vested and exercisable, March 31, 2026	2,000,002	$49.00	4.79	$—

As of March 31, 2026, there is no remaining unrecognized compensation expense related to the Value Creation Award.

Restricted Stock Units

RSUs are subject to a service-based vesting condition. We record stock-based compensation expense for service-based RSUs on a straight-line basis over the requisite service period, which is generally one to three years.

The following table summarizes our RSU activity during the nine months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2025	13,666,035	$30.98
Granted	6,145,009	67.59
Vested	(8,873,166)	37.84
Forfeited, expired or canceled	(1,211,709)	39.51
Non-vested at March 31, 2026	9,726,169	$46.79

As of March 31, 2026, unrecognized compensation expense related to unvested RSUs was approximately $420.0 million, which is expected to be recognized over a remaining weighted-average period of 1.4 years.

Performance Stock Units

From time to time we grant PSUs to select executives and employees. Vesting is contingent upon completion of a continuous three-year service period and the achievement of company financial performance goals, including target growth rates for revenue less transaction costs and adjusted operating income. The number of shares that vest at the end of the performance period will range between 0% and 200% of the target shares based on actual performance against the applicable targets, which will be measured at the end of each fiscal year and averaged at the end of the three-year period. We record stock-based compensation expense for the number of PSUs that are probable of vesting based on the estimated achievement of the performance conditions. If the minimum conditions are not met, any recognized compensation cost will be reversed. The expense is recognized on a straight-line basis over the three-year period.

The following table summarizes our PSU activity during the nine months ended March 31, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2025	—	$—
Granted	596,423	82.11
Non-vested at March 31, 2026	596,423	$82.11

As of March 31, 2026, unrecognized compensation expense related to unvested PSUs was approximately $64.5 million, which is expected to be recognized over a remaining weighted-average period of 2.3 years.

Employee Stock Purchase Plan

We offer an Employee Stock Purchase Plan (“ESPP”) to our employees. A total of 19.1 million shares of Class A common stock are reserved and available for issuance under the ESPP and 2.2 million shares have been issued as of March 31, 2026. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year. At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP at the first day of the offering period, which represents the grant date. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
General and administrative	$46,105	$50,344	$152,467	$170,868
Technology and data analytics	23,615	21,309	71,391	70,957
Sales and marketing	3,897	3,749	12,958	13,426
Processing and servicing	219	205	674	687
Total stock-based compensation in operating expenses	73,837	75,607	237,490	255,938
Capitalized into property, equipment and software, net	41,648	44,369	141,169	138,555
Total stock-based compensation	$115,485	$119,976	$378,659	$394,493

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

For the three and nine months ended March 31, 2026 and March 31, 2025, we recorded income tax expense (benefit) of $4.5 million and $10.5 million, and $2.5 million and $6.9 million, respectively, which was primarily attributable to various foreign income taxes.

As of March 31, 2026, we continue to recognize a full valuation allowance against our U.S. federal and state and certain foreign net deferred tax assets. We will release the domestic valuation allowance when there is sufficient positive evidence to support a conclusion that it is more likely than not the deferred tax assets will be realized. Recent earnings performance has improved the mix of positive versus negative evidence, and if these trends were to continue, we expect that additional positive evidence may be available within our fiscal year ending June 30, 2026 to support the release of a significant portion of the domestic valuation allowance. The timing and amount of any valuation allowance release is subject to change based on multiple factors, including our level of profitability and the extent to which we believe we can sustain it over time. Release of any portion of the valuation allowance would result in the recognition of certain deferred tax assets with a potential corresponding decrease to income tax expense for the period the release is recorded.

16.   Net Income (Loss) per Share Attributable to Common Stockholders

The following table presents basic and diluted net income (loss) per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026		2026
	Class A	Class B	Class A	Class B
Numerator:
Net income attributable to common stockholders - basic	$90,486	$12,414	$274,998	$38,182
Net income attributable to common stockholders - diluted	$90,877	$12,023	$276,608	$36,572
Denominator:
Weighted average shares of common stock - basic	296,470,028	40,672,658	293,156,526	40,703,568
Dilutive effect of stock equivalents:
Restricted stock units	3,909,262	—	6,164,455	—
Stock options	6,665,478	—	7,670,609	—
Value creation award vested shares	309,241	—	824,344	—
Employee stock purchase plan shares	44,697	—	28,555	—
Performance stock units	25,497	—	8,499	—
Weighted average shares of common stock - diluted	307,424,203	40,672,658	307,852,988	40,703,568
Net income per share:
Basic	$0.31	$0.31	$0.94	$0.94
Diluted	$0.30	$0.30	$0.90	$0.90

	Three Months Ended March 31,		Nine Months Ended March 31,
	2025		2025
	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) attributable to common stockholders - basic	$2,451	$353	$(14,834)	$(2,224)
Net income (loss) attributable to common stockholders - diluted	$2,472	$332	$(14,834)	$(2,224)
Denominator:
Weighted average shares of common stock - basic	283,262,753	40,791,214	279,578,539	41,926,610
Dilutive effect of stock equivalents:
Restricted stock units	10,646,113	—	—	—
Stock options	8,801,161	—	—	—
Value creation award vested shares	691,983	—	—	—
Employee stock purchase plan shares	31,108	—	—	—
Weighted average shares of common stock - diluted	303,433,118	40,791,214	279,578,539	41,926,610
Net income (loss) per share:
Basic	$0.01	$0.01	$(0.05)	$(0.05)
Diluted	$0.01	$0.01	$(0.05)	$(0.05)

The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
Common stock warrants	9,155,168	6,753,922	9,155,168	6,753,922
Restricted stock units	3,599,333	677,495	3,599,333	17,213,079
Stock options	685,931	953,308	685,931	13,210,001
Employee stock purchase plan shares	—	—	—	223,996
Value creation award vested shares	—	—	—	4,000,000
Total	13,440,432	8,384,725	13,440,432	41,400,998

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

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Total revenue, net	$1,038,765	$783,135	$255,630	33%	$3,095,122	$2,347,995	$747,127	32%
Total operating expenses	950,337	791,527	158,810	20%	2,825,406	2,493,332	332,074	13%
Operating income (loss)	$88,429	$(8,393)	$96,822	NM (1)	$269,716	$(145,337)	$415,053	NM (1)
Other income, net	18,948	13,738	5,210	38%	53,918	135,221	(81,303)	(60)%
Income (loss) before income taxes	$107,376	$5,345	$102,031	NM (1)	$323,633	$(10,116)	$333,749	NM (1)
Income tax expense	4,476	2,541	1,935	76%	10,453	6,942	3,511	51%
Net income (loss)	$102,900	$2,804	$100,096	NM (1)	$313,180	$(17,058)	$330,238	NM (1)

(1)Not meaningful (“NM”)
Our Financial Model

Our Revenue Model
We have three main loan product offerings: Pay-in-X, 0% annual percentage rate (“APR”) monthly installment loans and interest-bearing monthly installment loans. Pay-in-X primarily consists of short-term payment plans with one to four 0% APR installments.
From merchants, we typically earn a fee when we help them convert a sale and facilitate a transaction. Merchant fees depend on the individual arrangement between us and each merchant and may vary based on the terms of the product offering; we generally earn larger merchant fees on 0% APR financing products.
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
In order to accelerate our ubiquity, we facilitate the issuance of the Affirm Card, a card that can be used physically or virtually and which allows consumers to link a bank account to pay in full, or pay later by accessing credit through the Affirm App. Similarly, we also facilitate the issuance of one-time-use virtual cards directly to consumers through our app, allowing them to shop with merchants that may not yet be fully integrated with Affirm. When these cards are used over established card networks, we earn a portion of the interchange fee from the transaction.
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

We are also able to originate loans directly under our lending, servicing, and brokering licenses in Canada, the U.K., and across most states in the U.S. through our consolidated subsidiaries. For the three and nine months ended March 31, 2026, we directly originated approximately $2.3 billion, or 20%, and $7.0 billion, or 19%, respectively, of loans compared to approximately $1.5 billion, or 17%, and $4.5 billion, or 17%, for the same periods in 2025.
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
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization trusts, variable funding notes, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. As of March 31, 2026 and June 30, 2025, our equity capital as a percentage of our total platform portfolio, defined as the unpaid principal balance of all loans facilitated through our platform, was 5% and 4%, respectively. The mix of on-balance sheet and off-balance sheet funding is a function of how we choose to allocate loan volume, which is determined by the economic arrangements and supply of capital available to us, both of which may also impact our results in any given period.
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
Additionally, our operating results are impacted by the percentage of GMV related to transactions occurring through direct merchant point-of-sale integrations relative to GMV processed by our card-issuing partners, which includes transactions on the Affirm Card, our one-time-use virtual debit cards, and with merchants that integrate Affirm services through one of our platform partners or utilize one of our card-issuing partners to process transactions. While commercial and economic terms vary across these offerings, we generally earn a portion of the interchange fees paid by the merchant which are shared with us through our agreement with the card-issuing partner.
Our operating results are also impacted by the percentage and mix of loans we hold on our balance sheet versus those sold to third-party investors. This is driven by our funding strategy, prevailing capital market conditions, and the supply of capital available from our diverse funding channels and relationships. Because the majority of transactions on our platform result in a loan origination, changes in GMV product mix are generally correlated with the mix of loans purchased from our bank partner or originated through one of our subsidiaries.
The following table presents the composition of loans held for investment, less accrued interest receivable, by loan product, as of the end of each period presented (in thousands):

	As of March 31,		As of June 30,
	2026	2025	2025	2024
Interest-bearing monthly installment loans	$6,161,610	$4,874,353	$5,064,696	$4,364,673
0% APR monthly installment loans	1,758,293	1,327,745	1,473,549	971,014
Pay-in-X	563,690	359,352	419,337	271,609
Total	$8,483,593	$6,561,450	$6,957,582	$5,607,296
The following table presents the composition of the average balance of loans held for investment, less accrued interest receivable, by loan product, for each period presented (in thousands):

	Three Months Ended March 31,		2026 v 2025		Nine Months Ended March 31,		2026 v 2025
	2026	2025	Change $	Change %	2026	2025	Change $	Change %
	(in thousands, except percentages)
Average loan balance (1)
Interest-bearing monthly installment loans	$6,124,849	$4,925,231	$1,199,618	24%	$5,645,541	$4,788,187	$857,353	18%
0% APR monthly installment loans	1,820,214	1,295,006	525,209	41%	1,643,038	1,145,280	497,758	43%
Pay-in-X	$638,862	$420,524	$218,338	52%	$533,106	$348,319	$184,788	53%
Total	$8,583,924	$6,640,761	$1,943,164	29%	$7,821,684	$6,281,786	$1,539,898	25%

(1) The average balance of loans held for investment, less accrued interest receivable, is calculated based on the ending balances as of March, December, September, and June, as applicable for the quarter-to-date and year-to-
date periods.

Loans held for investment increased by 22% and 17%, respectively, over the nine months ended March 31, 2026 and March 31, 2025. The balance and product mix of loans held for investment in a given period is driven by the volume and composition of loan purchases and originations as well as the volume, composition and timing of loan sales to third party investors and securitizations.
With respect to the three and nine months ended March 31, 2026 and March 31, 2025, loans held for investment increased primarily due to overall GMV growth. The average balance of interest-bearing monthly installment loans increased by 24% and 18%, respectively, for the three and nine months ended March 31, 2026, compared to the same periods in 2025. Over the same periods, the average balance of 0% APR monthly installment loans increased by 41% and 43%, respectively, and the average balance of Pay-in-X loans increased by 52% and 53%, respectively, compared to the same periods in 2025.
During the three and nine months ended March 31, 2026 our purchased and originated loan volume was 9.4 billion and 2.3 billion, and 28.9 billion and $7.0 billion, respectively. The purchased volume of loans originated by our bank partners during the periods primarily included a mix of interest bearing and 0% APR monthly installment products whereas the volume of loans originated through one of our subsidiaries during the periods was primarily Pay-in-X. The total volume and composition of loans purchased and originated during the periods is correlated with the volume and composition of GMV.
During the three and nine months ended March 31, 2026, we held substantially all Pay-in-X loans on our balance sheet, while selling a percentage of our interest bearing monthly installment loans and 0% APR monthly installment loans to third party investors, either directly or through off balance sheet securitizations. During both the three and nine months ended March 31, 2026, interest-bearing monthly installment loans and 0% APR monthly installment loans represented 86% and 14%, respectively, of the total $5.0 billion and $15.9 billion unpaid principal balance of loans sold.
Refer to Key Operating Metrics for additional information on GMV for the three and nine months ended March 31, 2026, compared to the same periods in 2025.
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
Macroeconomic Environment
We regularly monitor the direct and indirect impacts of the current macroeconomic conditions on our business, financial condition, and results of operations. Following the Federal Reserve’s decision to begin reducing the federal funds interest rate in September 2024, interest rates have declined; however, uncertainty remains as to whether and to what extent the federal funds interest rate will remain at current levels, increase or decrease in future periods. Simultaneously, economic uncertainty and unpredictability, including the prospect of economic recession, persistent inflation, and the magnitude, duration and impact of tariffs on global trade, has impacted and may continue to impact both consumer spending and loan repayments. These challenges have affected, and may continue to affect, our business and results of operations in the following ways:
•Shifts in consumer demand and loan repayment: We have experienced, and may continue to experience, fluctuations in consumer demand across different merchandise categories as well as an increase in delinquencies due to economic uncertainty, persistent inflationary pressures, elevated interest rates, and other macroeconomic factors. If such conditions deteriorate in future periods, consumer demand and loan repayments may be negatively impacted.

•Managing delinquency rates: We are continuously optimizing our underwriting to manage delinquency rates. While these actions have not adversely affected our GMV growth rates during fiscal 2026, any future credit tightening could adversely impact GMV growth rates.

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

Despite these improvements, uncertainties remain in the macroeconomic environment that may result in fluctuations of available capital in our lending marketplace due to shifts in the risk preferences of our lending partners and institutional investors or for other reasons. For example, there have been recent public reports of instability at certain private credit funds and other financial institutions. The follow-on effects of this instability are unknown and may impair our ability to access funding sources in the future.

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

These loan modification programs also impact our delinquency rates, and such impact can vary over time. The volume of loan modifications during the fiscal quarter ended March 31, 2026 increased to 0.16% up from 0.09% in the same period in 2025. As of March 31, 2026, loans modified within the last twelve months represent 0.28% of the outstanding principal balance of loans held on our balance sheet, compared to 0.21% for the same period in 2025. Our reported delinquency and charge off rates include loans which have become past due or have charged off subsequent to modification. An unknown percentage of loans which have been modified and are current as of March 31, 2026 may become delinquent or charge off in the future. We continue to evaluate the effectiveness of these programs and may modify, expand, or contract their usage, which may affect the timing of reported delinquencies and charge offs in future periods.

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

U.S. Income Taxes
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

	Three Months Ended March 31,			Nine Months Ended March 31,
	2026	2025	% Change	2026	2025	% Change
	(in billions)
GMV	$11.6	$8.6	35%	$36.1	$26.3	37%
GMV
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the three and nine months ended March 31, 2026, GMV was $11.6 billion and $36.1 billion, respectively, which represented an increase of approximately 35% and 37%, respectively, as compared to the same periods in 2025. Overall, the increase in GMV was driven by growth in our direct to consumer products, including Affirm Card, and overall increases in active consumers and average transactions per consumer. In addition, for the three and nine months ended March 31, 2026, GMV from our top five merchants and platform partners collectively grew 26% and 27%, respectively, as compared to the same periods in 2025. The composition of our top five merchants and platform partners is determined based on GMV for each reporting period and, accordingly, the specific merchants and/or platform partners included in the top five may change period-over-period. During the three and nine months ended March 31, 2026, the concentration of GMV derived from our top five partners declined slightly to 42% and 44%, respectively, compared to 45% and 48% for the same periods in 2025 as a result of the continued diversification of GMV across merchants, platform partners and through our direct to consumer products. GMV attributable to Amazon represented 20% and 22% of total GMV for the three and nine months ended March 31, 2026, respectively, compared to 21% and 23% for the same periods in 2025.

During the three and nine months ended March 31, 2026, GMV increased for interest-bearing installment loans, 0% APR monthly installment loans and Pay-in-X, compared to the same periods in 2025; however, the rate of GMV growth varied by product type over the same periods. The variance in growth varied by product is due to seasonality and the timing of certain promotions and campaigns.

GMV from interest-bearing installment loans grew 33% and 31%, respectively, for the three and nine months ended March 31, 2026, as compared to the same periods in 2025. Interest-bearing installment loans represented 70% and 69% of total GMV, respectively, for the three and nine months ended March 31, 2026.

GMV from Pay-in-X grew 52% and 54%, respectively, for the three and nine months ended March 31, 2026, as compared to the same periods in 2025. Pay-in-X represented 16% of total GMV, for both the three and nine months ended March 31, 2026.

GMV from 0% APR monthly installment loans grew 30% and 55%, respectively, for the three and nine months ended March 31, 2026, as compared to the same periods in 2025. 0% APR monthly installment loans represented 13% and 14% of total GMV, respectively, for the three and nine months ended March 31, 2026.

	March 31, 2026	March 31, 2025	% Change
	(in thousands, except per consumer data)
Active consumers	26,787	21,888	22%
Transactions per active consumer	6.7	5.6	20%
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who completes at least one transaction on our platform during the 12 months prior to the measurement date.
As of March 31, 2026, we had approximately 26.8 million active consumers, which represented an increase of 22% compared to approximately 21.9 million active consumers as of March 31, 2025. The increase was primarily due to a high retention rate of existing consumers and the acquisition of new consumers through an expansion in active merchants and platform partnerships.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date.
As of March 31, 2026, we had approximately 6.7 transactions per active consumer, an increase of 20% compared to March 31, 2025. The increase was primarily due to platform growth and a higher frequency of repeat users driven by consumer engagement, including growth of Affirm Card active consumers. As of March 31, 2026 and March 31, 2025, Affirm Card represented approximately 14% and 10%, respectively, of the total number of transactions.

Results of Operations

The following tables set forth selected interim condensed consolidated statements of operations and comprehensive income (loss) data for each of the periods presented:

	Three Months Ended March 31,				Nine Months Ended March 31,
	2026	2025	$	%	2026	2025	$	%
	(in thousands, except percentages)
Revenue
Merchant network revenue	$268,027	$213,973	$54,054	25%	$847,553	$643,207	$204,346	32%
Card network revenue	66,467	58,572	7,895	13%	208,832	164,194	44,638	27%
Total network revenue	334,494	272,545	61,949	23%	1,056,385	807,401	248,984	31%
Interest income (2)	532,449	402,701	129,748	32%	1,480,198	1,189,132	291,066	24%
Gain on sales of loans (2)	127,200	75,838	51,362	68%	431,480	264,739	166,741	63%
Servicing income	44,622	32,050	12,572	39%	127,058	86,723	40,335	47%
Total revenue, net	1,038,765	783,135	255,630	33%	3,095,122	2,347,995	747,127	32%
Operating expenses (3)
Loss on loan purchase commitment	67,964	57,290	10,674	19%	235,581	181,805	53,776	30%
Provision for credit losses	196,543	147,252	49,291	33%	573,448	460,056	113,392	25%
Funding costs	113,762	107,631	6,131	6%	335,507	319,539	15,968	5%
Processing and servicing	162,291	118,398	43,893	37%	454,680	329,504	125,176	38%
Technology and data analytics	191,619	152,620	38,999	26%	544,595	435,123	109,472	25%
Sales and marketing	72,854	74,022	(1,168)	(2)%	250,128	355,293	(105,165)	(30)%
General and administrative	145,304	134,303	11,001	8%	431,468	412,196	19,272	5%
Restructuring and other	—	12	(12)	(100)%	—	(184)	184	(100)%
Total operating expenses	950,337	791,527	158,810	20%	2,825,406	2,493,332	332,074	13%
Operating income (loss)	$88,429	$(8,393)	$96,822	NM (1)	$269,716	$(145,337)	$415,053	NM (1)
Other income, net	18,948	13,738	5,210	38%	53,918	135,221	(81,303)	(60)%
Income (loss) before income taxes	$107,376	$5,345	$102,031	NM (1)	$323,633	$(10,116)	$333,749	NM (1)
Income tax expense	4,476	2,541	1,935	76%	10,453	6,942	3,511	51%
Net income (loss)	$102,900	$2,804	$100,096	NM (1)	$313,180	$(17,058)	$330,238	NM (1)

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

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)
Balance at the beginning of the period	$133,019	$103,433	$102,680	$98,527
Additions from loans purchased or originated, net of refunds	111,904	86,723	371,741	265,676
Amortization of discount	(88,586)	(65,639)	(245,807)	(186,450)
Unamortized discount released on loans sold	(31,429)	(19,939)	(103,855)	(71,826)
Impact of foreign currency translation	(537)	39	(388)	(1,310)
Balance at the end of the period	$124,371	$104,617	$124,371	$104,617

(3) Amounts include stock-based compensation as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2026	2025	2026	2025
	(in thousands)
General and administrative	$46,105	$50,344	$152,467	$170,868
Technology and data analytics	23,615	21,309	71,391	70,957
Sales and marketing	3,897	3,749	12,958	13,426
Processing and servicing	219	205	674	687
Total stock-based compensation in operating expenses	73,837	75,607	237,490	255,938
Capitalized into property, equipment and software, net	41,648	44,369	141,169	138,555
Total stock-based compensation	$115,485	$119,976	$378,659	$394,493
Comparison of the Three and Nine Months Ended March 31, 2026 and 2025

Merchant network revenue
Merchant network revenue is impacted by both GMV and the mix of loans originated on our platform, including the distribution of loans by product. While we generally earn higher merchant fees on 0% versus interest-bearing loan products, merchant fee rates on each transaction are also impacted by the existence of a commercial agreement and negotiated pricing with each merchant, which may vary depending on loan term, loan size, borrower credit risk, pricing incentives and whether the consumer transacts with the merchant through one of our direct to consumer products, including Affirm Card.
Merchant network revenue increased by $54.1 million, or 25%, and $204.3 million, or 32%, for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025. The increase is primarily attributed to an increase in GMV of $3.0 billion, or 35%, and $9.8 billion, or 37%, for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025. The volume-driven increase in merchant network revenue was offset by an increase in the loss on loan originations by $10.5 million, or 44%, and $46.7 million, or 69%, for the three and nine months ended March 31, 2026, respectively. Additionally, merchant incentives, recorded as a reduction of revenue, increased by $4.3 million and $5.7 million for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025.
Merchant network revenue as a percentage of GMV decreased to 2.3% and 2.4%, respectively, for the three and nine months ended March 31, 2026 from 2.5% for both the three and nine months ended March 31, 2025. The portion of GMV attributed to 0% APR loans, including Pay-in-X, increased by 41% and 55%, respectively, for the three and nine months ending March 31, 2026, compared to the same periods in 2025; however, the impact of a higher percentage of GMV attributed to 0% APR loans was offset by an increase in direct to consumer transactions as a percentage of GMV, led by the growth of Affirm Card.
Card network revenue
Card network revenue increased by $7.9 million, or 13%, and $44.6 million, or 27%, for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025. Card network revenue growth is correlated with the growth of GMV processed by our card-issuing partners. As such, the increase is primarily driven by $4.1 billion and $12.3 billion of GMV processed through our card-issuing partners, an increase of approximately 43% and 46% for the three and nine months ended March 31, 2026, respectively, as compared to the same periods in 2025. This was driven by increased card activity primarily through Affirm Card and our one-time-use virtual debit cards, as well as GMV generated by merchants utilizing our agreement with card-issuing partners as a means of integrating Affirm services. Card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
The volume-driven increase in card network revenue was partially offset by an increase in merchant incentives, which are recorded as a reduction to card network revenue. For the three and nine months ended March 31, 2026, merchant incentives increased by $6.6 million, or 190%, and $10.6 million, or 123%, respectively, compared to the same periods in 2025.
Interest income
Interest income increased by $129.7 million, or 32%, and $291.1 million, or 24%, for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025. Generally, interest income is correlated with the changes in the average balance of loans held for investment, which increased by 29% to $8.7 billion and 24% to $7.9 billion for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025.
The increase was primarily driven by contractual interest income for interest-bearing loans, which grew approximately $110.8 million and $241.2 million for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025, comprising 85% and 83%, respectively, of the total increase. Interest income from the amortization of the discount on 0% and below market APR loans grew approximately $22.9 million and $59.4 million, respectively, over the same periods, comprising 18% and 20%, respectively, of the total increase.
The average loan balance of interest bearing loans held for investment increased during the three and nine months ended March 31, 2026, compared to the same periods in 2025. However, the rate of loan growth varied by product type over the same periods, as the average balance of 0% APR loans grew more on a percentage basis than the average balance of interest bearing loans. Therefore, the increase in contractual interest income during the period was further accelerated by an increase in interest income from the amortization of loan discount.
Gain on sales of loans
Gain on sales of loans increased by $51.4 million, or 68%, and $166.7 million, or 63%, for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025. The increase is driven by higher loan sale volume to third-party loan buyers and favorable transaction economics, which are primarily driven by market conditions. We sold loans with an unpaid principal balance of $5.0 billion and $15.9 billion for the three and nine months ended March 31, 2026, respectively, compared to $3.6 billion and $11.0 billion for the same periods in 2025, respectively, an increase of 40% and 44%, respectively.
The volume-driven increase in gain on sales of loans, for the three and nine months ended March 31, 2026, was further accelerated by a decrease in our repurchase liability to third-party investors of $7.3 million, or 62%, and $11.5 million, or 43%, respectively, compared to the same periods in 2025.

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
Servicing income increased by $12.6 million, or 39%, and $40.3 million, or 47%, for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025. The increase was primarily due to an increase in servicing fee revenue which is calculated as a percentage of the unpaid principal balance of off-balance sheet loans. The average unpaid principal balance of loans held by third-party investors and off-balance sheet securitizations increased to $9.5 billion and $8.8 billion for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025, an increase of 39% and 47%, respectively.
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
Loss on loan purchase commitment increased by $10.7 million, or 19%, and $53.8 million, or 30%, for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025, primarily due to an increase in total volume of loans purchased. During the three and nine months ended March 31, 2026, we purchased $9.4 billion and $28.9 billion, respectively, of loans from our originating bank partners, compared to $7.1 billion and $21.6 billion in the same periods in 2025, respectively, representing an increase of 33% and 34%, respectively. Of the total loans purchased, 0% APR installment loans represented $1.4 billion and $4.5 billion during the three and nine months ended March 31, 2026, respectively, and $1.1 billion and $3.1 billion for the same periods in 2025, respectively, an increase of 30%, and 48%, respectively. The impact of higher loan purchase volume period over period was offset by a decrease in the average loan discount percentage period over period, due to lower benchmark interest rates.
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
Provision for credit losses increased by $49.3 million, or 33%, and $113.4 million, or 25%, for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025. Provision expense is primarily related to loans held for investment, where the amount of provision expense recognized during the period will depend on the balance and composition of loans held for investment, future loss expectations and net charge-offs realized during the period. For the three and nine months ended March 31, 2026, the provision expense for loans held for investment increased by $51.8 million, or 37%, and $114.5 million, or 26%, respectively. Additionally, the average balance of loans held for investment increased by $2.0 billion, or 29%, and $1.5 billion, or 24%, for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025.
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
Funding costs increased by $6.1 million, or 6%, and $16.0 million, or 5%, for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025. The increase is primarily due to an increase of funding debt and notes issued by securitization trusts during the three and nine months ended March 31, 2026, partially offset by favorable pricing terms. The average total of funding debt from warehouses and securitizations for the three and nine months ended March 31, 2026 was $7.8 billion and $7.2 billion, respectively, compared to $6.1 billion and $5.7 billion during the same periods in 2025, an increase of $1.7 billion, or 29%, and $1.4 billion, or 25%.
Processing and servicing

Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense, salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead.
Processing and servicing expense increased by $43.9 million, or 37%, and $125.2 million, or 38%, for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025. This increase is driven partially by an increase in payment processing fees of $28.9 million, or 42%, and $82.1 million, or 43%, related to an increase of $3.2 billion, or 36%, and $9.2 billion, or 39%, in payment volume for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025. Platform fees increased by $14.8 million, or 62%, and $31.9 million, or 41%, respectively, primarily due to an increase in volume with a large enterprise partner. Additionally, our customer service and collection costs increased by $6.2 million, or 36%, and $21.8 million, or 44%, for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025. Our average loans held for investment and average loans serviced for third parties increased by $4.6 billion, or 34%, and $4.4 billion, or 35%, for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025.
Technology and data analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering, product, and credit and analytics employees, as well as the amortization of internally-developed software and technology intangible assets, and our infrastructure and hosting costs.
Technology and data analytics expense increased by $39.0 million, or 26%, and $109.5 million, or 25%, for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025. The increase is partially driven by amortization of internally-developed software which increased by $15.7 million, or 27%, and

$56.1 million, or 36%, for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025, as a result of an increase in the number of capitalized projects. Capitalized projects in service grew by 19% from approximately 1,430 projects as of March 31, 2025 to 1,710 projects as of March 31, 2026. Data infrastructure and hosting costs increased by $10.5 million, or 37%, and $28.4 million, or 36%, for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025. The increase in data infrastructure and hosting costs was primarily driven by an increase in the number of consumer transactions. For the three and nine months ended March 31, 2026, the number of consumer transactions increased by 45% and 47%, respectively, from continued growth at our merchants and platform partners when compared to the same periods in 2025. Payroll and personnel-related expenses increased by $7.2 million, or 13%, and $13.2 million, or 8%, for the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025, primarily due to an increase in headcount.
Sales and marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, and costs of marketing and promotional activities.
Sales and marketing expense decreased by $1.2 million, or 2%, and $105.2 million, or 30% during the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025. During the nine months ended March 31, 2026, the decrease was primarily driven by a $95.6 million, or 39%, decrease in Amazon warrant expense compared to the same period in 2025, primarily due to a portion of the warrants becoming fully vested as of December 2024. Additionally, the decrease was also driven by a $15.4 million, or 65%, decrease in Shopify warrant expense during the nine months ended March 31, 2026, compared to the same period in 2025, primarily due to an amendment made in our partnership agreement, which extended the period of benefit over which we amortize the commercial agreement asset from six to nine years.
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
General and administrative expense increased by $11.0 million, or 8%, and $19.3 million, or 5%, during the three and nine months ended March 31, 2026, respectively, compared to the same periods in 2025. The increase is primarily due to growth in payroll and personnel costs, excluding stock-based compensation, and software and subscription expense.
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
Other income, net, increased by $5.2 million, or 38%, for the three months ended March 31, 2026 and decreased by $81.3 million, or 60%, for the nine months ended March 31, 2026, compared to the same periods in 2025. The increase for the three months ended March 31, 2026 was primarily driven by a gain of $1.2 million related to the fair value of our derivative instruments not designated as hedges, compared to a loss of $2.2 million during the same period in 2025. The decrease for the nine months ended March 31, 2026, was primarily driven by a $80.9 million, or 98% reduction in the gain recognized on the early extinguishment of convertible debt, reflecting fewer repurchases compared to the same period in 2025.

Liquidity and Capital Resources

Sources and Uses of Funds
We maintain a capital-efficient model through a diverse set of funding sources. When we originate a loan directly or purchase a loan originated by our originating bank partners, we often utilize warehouse credit facilities with certain lenders to finance our lending activities or loan purchases. We sell the loans we originate or purchase from our originating bank partners to whole loan buyers and securitization investors through forward flow arrangements and securitization transactions, and earn servicing fees from continuing to act as the servicer on the loans. We proactively manage the allocation of loans on our platform across various funding channels based on several factors including, but not limited to, internal risk limits and policies, capital market conditions and channel economics. Despite ongoing macroeconomic uncertainty, including recent reports of stress to certain private credit funds and other institutional investors, we believe our excess funding capacity and committed and long-term relationships with a diverse group of existing funding partners help provide flexibility as we optimize our funding to support the growth in loan volume.
Our principal sources of liquidity are cash and cash equivalents, available for sale securities, available capacity from warehouse and revolving credit facilities, securitization trusts, forward flow loan sale arrangements, and certain cash flows from our operations. As of March 31, 2026, we had $2.5 billion in cash and cash equivalents and available for sale securities, $5.1 billion in available funding debt capacity, excluding our purchase commitments from third party loan buyers, and $330.0 million in borrowing capacity available under our revolving credit facility. We believe our principal sources of liquidity are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months.
The following table summarizes our cash, cash equivalents and investments in debt securities (in thousands):

	March 31, 2026	June 30, 2025
Cash and cash equivalents (1)	$1,723,413	$1,354,455
Investments in short-term debt securities (2)	493,772	652,491
Investments in long-term debt securities (2)	263,825	218,934
Cash, cash equivalent and investments in debt securities	$2,481,010	$2,225,880

(1)Cash and cash equivalents consist of checking, money market and savings accounts held at financial institutions and short-term highly liquid marketable securities, including money market funds, agency bonds, corporate bonds, commercial paper, and government bonds purchased with an original maturity of three months or less.
(2)Securities available for sale at fair value primarily consist of certificates of deposits, corporate bonds, municipal bonds, commercial paper, agency bonds, and government bonds. Short-term securities have maturities less than or equal to one year, and long-term securities range from greater than one year to less than five years.

Debt
Debt as of March 31, 2026 primarily includes funding debt, notes issued by securitization trusts, convertible senior notes and our revolving credit facilities. A detailed description of each of our borrowing arrangements is included in Note 8. Debt in the notes to the interim condensed consolidated financial statements.

The following table summarizes the future maturities of our warehouse credit facilities, variable funding notes, sale and repurchase agreements, and notes issued by securitization trusts as of March 31, 2026:

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2026	$—	$—
2027	250,000	200,356
2028	1,645,527	1,064,767
2029	1,982,141	516,868
2030	750,000	755,952
Thereafter	8,286,684	5,253,838
Total	$12,914,352	$7,791,781
Warehouse Credit Facilities
Our U.S. warehouse credit facilities allow us to borrow up to an aggregate of $5.4 billion, and mature between fiscal years 2027 and 2032. We may continue to pledge new receivables to allow us to borrow up to the commitment amount throughout the revolving period for each facility. The length of the revolving period, the maximum amount we may borrow against pledged collateral balance during the revolving period, and the length of the amortization period prior to the maturity date varies across borrowing facilities depending on negotiated loan terms. As of March 31, 2026, we have drawn an aggregate of $1.7 billion on our warehouse credit facilities.
We use various credit facilities to finance the origination of loan receivables in Canada and the U.K. Similar to our U.S. warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by Canadian and British loan receivables pledged to the respective facility as collateral, maturing between fiscal years 2028 and 2031. As of March 31, 2026, the aggregate commitment amount of these facilities was $814.4 million on a revolving basis, of which $552.3 million was drawn.
As we continue to expand in new geographies, we intend to add the necessary funding capacity to support our growth objectives. As of March 31, 2026, we were in compliance with all applicable covenants in the agreements.
Variable Funding Note
We entered into a syndicated revolving loan agreement through a securitization master trust which funds loans. In connection with the loan agreement, the master trust issued a variable funding note (“VFN”), where borrowings are secured by loan collateral sold to the master trust. Throughout the reinvestment period of the VFN, the master trust periodically issues asset-backed securities, where securitization note proceeds affect the level of utilization of the VFN. Our VFN allows us to borrow up to an aggregate of $1.4 billion and matures in fiscal year 2032. As of March 31, 2026, we have drawn an aggregate of $192.3 million on our VFN. As of March 31, 2026, we were in compliance with all applicable covenants in the agreements.

Sale and Repurchase Agreements
We entered into certain sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. These repurchase agreements have a term equaling the contractual life of the securitization notes pledged. We had $8.2 million in debt outstanding under our sale and repurchase agreements disclosed within funding debt in the interim condensed consolidated balance sheets as of March 31, 2026.

Securitizations
We finance the origination and purchase of loans through our asset-backed securitization program using a combination of term, amortizing, revolving and variable funding structures. In connection with our program, we sponsor and establish trusts (deemed to be VIEs) which issue securities collateralized by the loans we sell to the trust. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. For these VIEs, the creditors have no recourse to the general credit of Affirm and the liabilities of the VIEs can only be settled by the respective VIEs’ assets. Additionally, the assets of the VIEs can be used only to settle obligations of the VIEs. For each securitization, the residual trust certificates represent the right to receive excess cash on the loans each collection period after all fees and required distributions have been made to the note holders. In addition to the retained residual trust certificates, our continued involvement includes loan servicing responsibilities over the life of the underlying loans. Refer to Note 9. Securitization and Variable Interest Entities in the notes to the interim condensed consolidated financial statements for further details.
Revolving Credit Facility
We have a Revolving Credit Agreement with a syndicate of banks for a $330.0 million unsecured revolving credit facility, with a final maturity date of June 26, 2027. Proceeds from the borrowings under this facility will be used for general corporate purposes in the ordinary course of business. As of March 31, 2026, there are no borrowings outstanding under the facility. The facility contains certain covenants and restrictions, including certain financial maintenance covenants. As of March 31, 2026, we were in compliance with all applicable covenants in the agreements. Refer to Note 8. Debt in the notes to the interim condensed consolidated financial statements for further details on our revolving credit facility.
Convertible Senior Notes
As of March 31, 2026, we had outstanding: (i) $221.3 million aggregate principal amount of our 0.00% 2026 Notes due November 15, 2026 and (ii) $920.0 million principal amount of our 0.75% 2029 Notes due December 15, 2029, in each case unless earlier converted, redeemed, or repurchased in accordance with their terms. Refer to Note 8. Debt in the notes to the interim condensed consolidated financial statements for further details.
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
Cash Flow Analysis

The following table provides a summary of cash flow data during the periods indicated:

	Nine Months Ended March 31,
	2026	2025
	(in thousands)
Net cash provided by operating activities	934,811	719,272
Net cash used in investing activities	(1,355,168)	(628,550)
Net cash provided by financing activities	1,144,040	364,166

Cash Flows from Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
Net cash provided by operating activities was $934.8 million for the nine months ended March 31, 2026, which reflected adjustments for significant non-cash items, including provision for losses, amortization of premiums and discounts on loans, gain on sale of loans, commercial agreement warrant expense, stock-based compensation, depreciation and amortization, and changes in operating assets and liabilities. Total adjustments and changes in operating assets and liabilities collectively resulted in a net increase in operating cash flows of $621.6 million.

Net cash provided by operating activities was $719.3 million for the nine months ended March 31, 2025, which reflected adjustments for significant non-cash items, including provision for credit losses, amortization of premiums and discounts on loans, gain on sale of loans, commercial agreement warrant expense, stock-based compensation, depreciation and amortization, and changes in operating assets and liabilities. Total adjustments and changes in operating assets and liabilities collectively resulted in a net increase in operating cash flows of $736.3 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.4 billion for the nine months ended March 31, 2026. Cash outflows were primarily driven by purchases and origination of loans held for investment of $33.4 billion, purchases of securities available for sale of $544.9 million, and property, equipment and software additions of $171.5 million. Cash inflows included $17.9 billion from principal repayments and other loan servicing activity, $14.1 billion in proceeds from the sale of loans held for investment, and $730.2 million of proceeds from maturities and repayments of securities available for sale.
Net cash used in investing activities was $628.6 million for the nine months ended March 31, 2025. Cash outflows were primarily driven by purchases and origination of loans held for investment of $22.7 billion, purchases of securities available for sale of $553.6 million, and property, equipment and software additions of $141.1 million. Cash inflows included $13.6 billion of principal repayments and other loan servicing activity, $8.1 billion in proceeds from the sale of loans held for investment, and $984.4 million of proceeds from maturities and repayments of securities available for sale.
Cash Flows from Financing Activities
Net cash provided by financing activities was $1.1 billion for the nine months ended March 31, 2026. Cash inflows were driven by $30.2 billion in proceeds from the issuance of secured debt, including funding debt and securitization notes and certificates, and $142.7 million from the exercise of common stock options and warrants and employee contributions to ESPP. Cash outflows included $28.9 billion related to principal repayments of secured debt and $251.2 million for taxes paid on vested equity awards.
Net cash provided by financing activities was $364.2 million for the nine months ended March 31, 2025. Cash inflows were primarily driven by $15.8 billion in proceeds from the issuance of secured debt, including funding debt and securitization notes and certificates. Cash outflows included $14.8 billion related to principal repayments on secured debt, $1.0 billion related to the extinguishment of a portion of our 2026 Notes, $250.0 million related to the repurchase of shares of our Class A common stock in connection with the issuance of the 2029 Notes, and $241.6 million related to taxes paid on vested equity awards.
Contractual Obligations

There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three and nine months ended March 31, 2026 from the commitments and contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations,” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025, which was filed with the SEC on August 28, 2025.
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

We have entered into unconsolidated securitization transactions where Affirm is the sponsor and risk retention holder; accordingly, Affirm could experience a loss of up to 5% of both the senior notes and residual trust certificates. In the unlikely event principal payments on the loans backing any off-balance sheet securitization are insufficient to pay holders of senior notes and residual trust certificates, including any retained interests held by Affirm, then any amounts we contributed to the securitization reserve accounts may be depleted.

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

As of March 31, 2026, the aggregate outstanding balance of loans held by third-party investors and off-balance sheet securitizations was $9.4 billion. Refer to Note 9. Securitization and Variable Interest Entities and Note 12. Fair Value of Financial Assets and Liabilities of the accompanying notes to our interim condensed consolidated financial statements for more information.
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
We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during the three and nine months ended March 31, 2026.
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
Interest Rate Risk
Our securities available for sale at fair value as of March 31, 2026, included $752.1 million of marketable debt securities with maturities greater than three months. An increase in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative, liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be significant.
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
We maintain an interest rate risk management program which measures and manages the potential volatility of earnings that may arise from changes in interest rates. We use interest rate derivatives to mitigate the effects of changes in interest rates on our variable rate debt which eliminates some, but not all, of the interest rate risk. Some of these contracts are designated as cash flow hedges for accounting purposes. For those contracts designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in other comprehensive income (loss) and is reclassified into funding costs in the same period the hedged transaction affects earnings. Factoring in the interest rate risk management program and the repricing of investment securities, as of March 31, 2026, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $80.0 million adverse impact on our cash flows associated with our market risk sensitive instruments over the next 12 months. This measure projects the changes in cash flows associated with all assets and liabilities, including derivatives, based on contractual market rate-based repricing conditions over a twelve-month time horizon. It considers forecasted business growth and anticipated future funding mix.

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

As of March 31, 2026 and June 30, 2025, we were exposed to credit risk on $8.6 billion and $7.0 billion, respectively, of loans held within our interim condensed consolidated balance sheet. Loan receivables are diversified geographically. As of both March 31, 2026 and June 30, 2025, approximately 11% and 10% of loan receivables related to customers residing in the states of California and Texas, respectively. No other states or provinces represent 10% or more of total loan receivables.

In addition, we have credit risk exposure in relation to certain off-balance sheet loans sold to third parties where we have entered into risk sharing arrangements, retained interests in unconsolidated securitization trusts and our residual interests in structured transactions. As of March 31, 2026 and June 30, 2025, we have sold $11.2 billion and $8.6 billion, respectively, in unpaid principal balance loans which are subject to risk sharing arrangements, of which our maximum exposure to losses was $65.6 million and $91.1 million, respectively. The fair value of notes receivable and residual trust certificate retained interests in unconsolidated securitization trusts was $56.5 million and $50.9 million as of March 31, 2026 and March 31, 2025, respectively. The fair value of residual interests in structured transactions was $5.8 million as of March 31, 2026, of which our maximum exposure to losses was $17.0 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as may be reflected in the updated risk factor included below, there have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

Risks Related to Our Business and Industry

We rely on a variety of funding sources to support our business model. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, it could have a material adverse effect on our business, results of operations, financial condition, cash flows, and future prospects.

Our high-velocity, capital efficient funding model is integral to the success of our commerce platform. To support this model and the growth of our business, we must maintain a variety of funding arrangements, including warehouse credit facilities, securities repurchase agreements, securitization trusts, pass-through securitizations, master trust facilities, and forward flow arrangements with a diverse set of funding sources, including private credit funds and other institutional investors. If we are unable to maintain access to, or to expand, our network and diversity of funding arrangements, our business, results of operations, financial condition, and future prospects could be materially and adversely affected.

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

In addition, our funding sources may reassess their exposure to our industry and either curtail access to uncommitted financing capacity, fail to renew or extend facilities, or impose higher costs to access funding. While most of our facilities are committed capital, some facilities are uncommitted, which may allow such funding providers to, among other things, reduce available funding limits, subject to certain structural protections (including penalty fees in certain transactions). Further, our debt financing and loan sale forward flow facilities are generally fixed term in nature, with term lengths ranging between one to three years, during which we have access to committed and uncommitted capital pursuant to such facilities. If our existing funding arrangements are not renewed or replaced or our existing funding sources are unwilling or unable to provide funding to us on terms acceptable to us, or at all, we may need to secure additional sources of funding or reduce our operations. The availability and diversity of our funding arrangements depends on various factors and are subject to numerous risks, many of which are outside of our control.

A portion of our funding is provided by private credit funds and other institutional investors through forward flow arrangements. These counterparties are subject to their own liquidity, fundraising, leverage, and market conditions. In particular, certain of these counterparties may be structured as pooled investment vehicles whose investors may request redemptions or be unable to meet capital calls, which could limit the funds available to purchase loans from us. One or more of these counterparties have experienced redemption pressures in the past, and if additional counterparties experience redemption pressures, fundraising shortfalls, or have other constraints on available capital, they may be unable to fulfill purchase commitments (which may constitute a default under the respective forward flow arrangement), seek to renegotiate commercial terms, or fail to renew existing arrangements. Any such reduction in participation could reduce our funding capacity, increase our cost of funds, require us to retain more loans on our balance sheet, or constrain our ability to originate loans, any of which could adversely affect our business, financial condition, and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c)     Rule 10b5-1 Trading Plans

During the three months ended March 31, 2026, no directors or officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

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

AFFIRM HOLDINGS, INC.

Date: May 7, 2026	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Rob O’Hare
Rob O’Hare
Chief Financial Officer
(Principal Financial Officer)