Form 10-K
period 2026-06-30
Affirm Holdings, Inc.
filed 2026-08-27
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to __________

Commission file number: 001-39888

Affirm Holdings, Inc.
(Exact name of registrant as specified in its charter)

Nevada	84-2224323
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 Main Street
Floor 6
San Francisco, California	94105
(Address of principal executive offices)	(Zip Code)
(415) 960-1518
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A common stock, par value $0.00001 per share	AFRM	The Nasdaq Global Select Market

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

As of December 31, 2025, the aggregate market value of the registrant’s Class A common stock held by non-affiliates was approximately $20.8 billion. As of August 21, 2026, the number of shares of the registrant’s Class A common stock outstanding was 296,881,962 and the number of shares of the registrant's Class B common stock outstanding was 40,539,294.

DOCUMENTS INCORPORATED BY REFERENCE
The information required by Part III of this Report, to the extent not set forth herein, is incorporated herein by reference from the registrant’s definitive proxy statement relating to the Annual Meeting of Stockholders to be held in 2026, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Report relates.

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
•our expectations regarding the development, innovation, introduction of, and demand for, our promotions and products;
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
•the plan for the establishment of Affirm Bank and the benefits and timing thereof;
•our ability to effectively price and score credit risk using our proprietary risk model;
•the performance of loans facilitated and originated through our platform;
•our ability to effectively use and provide AI-powered solutions;
•the future growth rate of our revenue and related key operating metrics;
•our ability to sustain profitability in the future;
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

We believe that our technology, underwriting, and risk management are key competitive advantages. Our proprietary technology’s ability to price and assess risk at a transaction level provides a unique advantage compared to legacy payment and credit systems. Our approach to risk management is core to our business model and has contributed to lower fraud rates, higher approval rates, and lower credit losses compared to traditional credit underwriting models serving customers with similar credit risk profiles.

Our models have been built on extensive data points, including data from approximately 553 million loans to date. Furthermore, our risk management models are designed to continuously improve over time, becoming more precise and efficient with each transaction. This translates into increased purchasing power with more control and flexibility for consumers. By utilizing our unique risk model predicated on sophisticated machine learning algorithms, proprietary data, and product-level underwriting, we can serve consumers across the credit spectrum and price risk across transaction types. Consumers on our platform represent a broad cross-section of society.

For merchants, Affirm’s commerce solutions help drive growth by enhancing demand generation and consumer acquisition. Our platform is explicitly designed and engineered to integrate with a wide range of merchants. This is a point of differentiation for us, as we partner with merchants to serve their payment needs across industries, transactions, average order values (“AOV”), and consumer profiles. As of June 30, 2026, we had approximately 571 thousand active merchants, ranging from small businesses to large enterprises, direct-to-consumer brands, brick-and-mortar stores, and companies with an omni-channel presence. As used herein, “merchants” may reference merchants and/or e-commerce platforms. Our merchants span a diverse range of industries, including electronics, equipment and auto, fashion and beauty, general merchandise, home and lifestyle, services, sporting goods and outdoors, and travel and ticketing.

We have three main loan product offerings: Pay-in-X, 0% annual percentage rate (“APR”) monthly installment loans and interest-bearing monthly installment loans. Pay-in-X primarily consists of short-term payment plans with one to four 0% APR installments.

Our business model is designed to align with the interests of both consumers and merchants.

From merchants, we typically earn a fee when we help them convert a sale and facilitate a transaction. Merchant fees depend on the individual arrangement between us and each merchant and may vary based on the loan terms and product offering; we generally earn larger merchant fees on 0% APR financing products. For fiscal year ended June 30, 2026, Pay-in-X and 0% APR installment loans represented 16% and 14%, respectively, of total gross merchandise volume (“GMV”) facilitated through our platform. For fiscal year ended June 30, 2025, Pay-in-X and 0% APR installment loans represented 14% and 13%, respectively, of total GMV facilitated through our platform. This revenue model incentivizes us to help our merchants convert sales and increase AOV through the commerce and technology solutions offered by our platform.

From consumers, we earn interest income on the interest-bearing installment loans that we originate or purchase from our originating bank partners. Interest rates charged to our consumers vary depending on several factors including transaction risk, creditworthiness of the consumer, the repayment term selected by the consumer, the amount of the loan, and the individual arrangement with a merchant. The interest-bearing transactions we facilitate carry only simple interest. Because we do not charge deferred interest, compounding interest, or late fees, we believe our business model aligns our economic incentives with prudent underwriting and successful consumer loan repayment. For the fiscal years ended June 30, 2026 and 2025, interest-bearing monthly installment loans represented 70% and 72%, respectively, of total GMV.

We also facilitate the issuance of the Affirm Card, a debit card that can be used physically or virtually and which allows consumers to link a bank account to pay in full, or apply to pay over time for their purchase through the Affirm App. Similarly, we also facilitate the issuance of virtual cards directly to consumers through our App, allowing them to shop with merchants that are not integrated with Affirm. Merchants may also elect to utilize our agreements with card-issuing partners as a means of integrating Affirm services. Merchants are charged an interchange fee for each successful card transaction, and a portion of this revenue is shared with us by our card-issuing partners.

For the fiscal year ended June 30, 2026, we have facilitated consumer purchases of $50.2 billion in GMV.

Our Platform

Our business transforms the way consumers and merchants transact by creating a powerful platform built upon honest financial products. We started our business with our foundational pay-over-time solution at checkout, and have since continued to innovate and expand our product suite by building solutions that address the evolving needs of both consumers and merchants. The current suite of solutions we provide to our consumers and merchants is outlined below:

Consumer features

•Affirm at Checkout. When purchasing from one of our merchant partners, consumers can choose Affirm as a payment method, giving them the option to pay over time with personalized terms ranging from weeks to years. We monitor merchants’ creditworthiness, consumer complaints and dispute rates, changes in consumer repayment behavior, and other data to help identify and screen out fraudulent or otherwise problematic merchants.

•Consumer-first borrowing. Our products make it easy for consumers to apply for a loan and complete a quick, real-time eligibility check. If approved, consumers may be offered either Pay-in-X or 0% APR monthly installment loans, where they pay no interest, or interest-bearing monthly installment loans, where they pay fixed, non-compounding interest. We underwrite each transaction individually and do not charge late fees. Our proprietary risk model has consistently outperformed traditional credit models, enabling us to better help eligible consumers finance their purchases. Under this model, the amount a consumer agrees to at checkout is the most they will ever pay, with no late fees or other additional charges.

•Affirm Card and the Affirm Marketplace. Affirm Card allows consumers to apply to pay over time through the Affirm App, or to pay in full by linking a bank account or an Affirm Money Account. Prior to checkout, consumers can apply for a pre-purchase installment loan via the app and, upon approval, use the Affirm Card online or in-store to complete their purchase. Alternatively, users can use an in-app post-purchase feature to instantly apply for an installment loan within a limited period following any eligible debit transaction. Consumers can transact either via a physical debit card or a virtual debit card. In addition, consumers can access Affirm pay-over-time functionality through select third-party payment and digital wallet channels. Our app and website also provide tailored and exclusive merchant offers based on consumers’ preferences through various shopping experiences powered by the Affirm Marketplace. Consumers can apply at affirm.com or via the app and, upon approval, receive an offer for use with the Affirm Card, a virtual card, or directly at the point of sale. During the fiscal year ended June 30, 2026, 25% of our transactions were initiated through mobile app and website channels as well as Affirm Card.

•Affirm Money Account. Through the Affirm App and in partnership with Cross River Bank, we offer an FDIC-insured, high-yield savings account, with no minimum deposit requirements or fees.

Merchant features

•Affirm at Checkout. Merchants can integrate Affirm into their checkout experience through our direct Application Programming Interface (“API”) or one of our platform partners. We provide a simple and compliant integration experience that allows merchants to easily incorporate Affirm into their payment and product pages with minimal investment. Our integration experience is supported by extensive developer documentation and a dedicated team to assist with any issues. Once integrated, merchants can achieve incremental sales, expand their target markets, and increase customer conversion, while Affirm handles the regulatory aspects of the loans facilitated through our platform.

•Flexible offerings that address a wider range of transactions. Merchants can offer either one or a combination of 0% APR and interest-bearing pay-over-time offerings. Offering 0% APR financing to their customers is a compelling revenue accelerator for merchants, who can increase conversion and average order value without resorting to discounts. Merchants can determine the range of interest rates their customers are offered and may choose to subsidize those rates.

•Affirm prequalification. By giving consumers the ability to prequalify, Affirm’s offering can be integrated earlier in the consumer’s journey. This may result in fewer abandoned carts and higher conversion rates. Prequalification also personalizes the shopping experience, as consumers may receive customized offers based on their approved amount.

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

•Affirm App and the Affirm Marketplace. Merchants can participate in the Affirm Marketplace to reach consumers through featured placements, personalized advertisements and tailored offers within the Affirm App and other consumer experiences.

Our Competitive Advantages

We believe we have a number of competitive advantages that will continue to contribute to our success.

Strong network effects

We benefit from self-reinforcing network effects, which are advantages that compound with each additional consumer and merchant that joins our network:

•As consumers learn about the key benefits of our solutions, more and more have chosen to use our platform, resulting in a growing consumer base.

•The larger our consumer ecosystem, the more valuable it is to merchants, and the more compelling it is for merchants to offer Affirm as a payment option.

•The more merchants integrated into our network, the more reasons consumers have to shop with Affirm.

•Our costs decrease as a percentage of GMV as our consumer ecosystem expands. For example, the additional data we have on repeat consumers enables us to make better underwriting decisions and therefore generally results in lower provision for credit losses and processing and servicing expenses from repeat consumers than from first time consumers. For the fiscal years ended June 30, 2026 and 2025, 96% and 94%, respectively, of the transactions facilitated through our platform were driven by repeat consumers.

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

Our integration experience also allows merchant partners to easily integrate Affirm through our direct API or one of our platform partners. From the smallest direct-to-consumer online brand to the largest merchants running on mainframe computers, the technical aspects of integrating with Affirm are quick and painless. Full integration can be completed very quickly, often within days after signing our merchant agreement.

Data advantages that compound over time

Our expertise in sourcing, aggregating, protecting, and analyzing data has been what we believe to be a core competitive advantage of our platform since our founding. We use data to inform our analysis and decision-making, including risk assessment, in a way that empowers consumers and generates value for our merchants and funding sources.

Our technology is built to handle the immense scale of our data-driven operations — we are capable of processing thousands of checkouts per minute in multiple countries, often relaying underwriting decisions within seconds. Our machine learning-based risk models are calibrated and validated on an extensive amount of data from over 553 million loans to date, and are custom built to effectively detect fraud, price risk, and provide customized recommendations. We consider data beyond traditional credit scores, such as transaction history and credit usage, and our own repayment history, to predict repayment ability, and leverage this with real-time response data.

Better outcomes generated by our proprietary risk models

Unlike legacy payment and credit systems, we can assess and price risk at a transaction level, rather than relying solely on a static consumer credit score. We believe our proprietary risk model has translated this advantage into the ability to facilitate a greater volume of transactions from a wider and more diverse segment of consumers. The accuracy of our risk model also generally benefits our provision for credit losses on loans we retain.

Our continuously-learning risk model benefits from increasing scale. As data from new transactions are incorporated into our risk algorithms, we are able to more effectively assess a given credit profile. This process is further enhanced by a constant feedback loop that allows us to monitor performance against our predictions and quickly adjust risk, as needed.

Our ability to quickly assess, price, and manage risk enables us to generate high quality assets that attract funding sources and generate predictable servicing and interest income as consumers repay over time. Our risk model is designed to comply with our originating bank partners’ credit policies and underwriting procedures and our direct lending entity’s underwriting policies, and is designed to support lower fraud rates and higher approval rates compared to traditional credit underwriting models.

For more information on how our risk model automates the underwriting process for our originating bank partners, see “— Regulatory Environment — State and provincial licensing requirements and regulation.”

Deep capital markets expertise

We believe our capital management strategy is a key competitive differentiator, enabling us to effectively scale our network, support GMV growth across our ecosystem, and efficiently recycle equity capital. Our diverse and durable funding model consists of four primary channels — warehouse credit facilities, programmatic issuance of term and revolving securitization transactions (including revolving securitizations via Affirm’s master trust), pass-through loan sales, and forward flow loan sale arrangements. We endeavor to maximize our financial flexibility by partnering with a broad spectrum of counterparty profiles including depository institutions, investment banks, hedge funds, pension funds, asset managers, and insurance companies. By maintaining access to a diversified array of long-term funding sources and leveraging our proprietary underwriting process at the point-of-sale, we are able to monetize high-quality financial assets at scale.

Our Competition

Our primary competition consists of: legacy payment methods, such as credit and debit cards, including those provided by card issuing banks such as Synchrony, J.P. Morgan Chase, Citibank, Bank of America, Capital One, Bread Financial, and American Express; mobile wallets and other pay-over-time solutions offered by companies such as PayPal, Block and Klarna; and new pay-over-time offerings by legacy financial and payments companies, including those mentioned above. Additionally, some merchants are increasingly offering proprietary pay-over-time options to customers, and in some cases, these are presented parallel to our offerings at checkout.

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

Expand solutions for merchants and consumers

•Innovate on new consumer product solutions. To expand consumers' purchasing power and deliver personalized benefits and offers, we are delivering a new generation of financial products and experiences designed to meet their evolving needs, including AdaptAI (Affirm’s AI-powered personalized promotion platform).

•Increase merchant feature functionality. To help merchants improve their conversion rates, AOVs, and customer satisfaction, we are delivering new tools, experiences, and channels designed to strengthen their customer acquisition strategies.

Increase Consumer Transaction Frequency and In-store Usage

We have demonstrated how our solutions can successfully enable and accelerate commerce for larger and considered purchases. We aim to continue driving repeat use of our platform as we serve consumers beyond their initial purchase via our consumer-centric tools and offerings, and the increased diversity of merchants on our network. We believe continuing to expand the use of Affirm across a broader range of online and in-store purchases is key to driving repeat usage and will position us to further increase engagement with both consumers and merchants. Affirm Card is an important component of this strategy because consumers using Affirm Card to date often have a higher transaction frequency per user, greater in-store usage, and use Affirm across new and existing merchant categories within our network. If successful, we believe that this strategy will lead to increased transaction volume on our platform, as well as the expansion of our consumer and merchant network. As of June 30, 2026, we had approximately 7.0 transactions per active consumer, an increase of approximately 20% compared to June 30, 2025 and an increase of 44% over the two-year period since June 30, 2024.

Expand consumer reach

We will continue marketing to increase brand awareness, strengthen our web and direct-to-consumer presence, and highlight the value of our platform. We believe this will attract new consumers to try Affirm as a payment option. We also intend to continue expanding our products to serve a broader range of consumer needs. As we add more consumers to our network, we expect our models to become more efficient and robust, enhancing our ability to assess risk and supporting the acquisition and approval of a broader spectrum of consumers.

Expand merchant reach

•Deepen penetration with existing merchants. Affirm represents a small percentage of our merchants’ total transaction volume today, which we believe we can grow as consumer demand for Affirm rises, as our sales and customer success teams deepen merchant relationships, and as we expand Affirm across more of their channels and platforms.

•Increase the number of our merchant partnerships. We believe we have the opportunity to continue to increase the number of integrated merchants on our network through both our dedicated sales team and platform partner and merchant acquirer partnerships. Additionally, our simple integration experience enables merchants to incorporate Affirm with minimal investment. As we continue to generate results for merchants, we believe more will join our platform in order to offer Affirm as an option to their customers.

Expand to new markets

Our platform is broadly available to merchants and eligible consumers in the United States, Canada and the United Kingdom (“U.K.”). Additionally, we began a limited launch of our platform in Australia in the first quarter of fiscal year 2027. We expect to continue expanding internationally in continental Europe and Australia. We believe merchants and consumers anywhere can benefit from a more transparent, fair, and honest way to engage in commerce, and we see an opportunity to generate value in many new markets around the world through our platform.

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

•Fraud detection capabilities. To assess transaction fraud risk, we first seek to establish the consumer’s identity using basic information. The consumer is then evaluated by our fraud model, and we will then either move forward in the approval flow, or request additional data from the consumer. Our sophisticated fraud models utilize approximately 350 other data points in order to make a near-instantaneous decision on whether to block a transaction. We also use a combination of machine learning models and rules to inform real-time transaction decisions and identify transactions for potential review by fraud investigators.

•Credit check capabilities. Our risk model takes key user identifiers and transaction details and turns them into a total of over 1,000 data points in order to assess the credit risk of new consumers. Our algorithms model out the repayment probability on a month-to-month basis, and combine these probabilities with the term length, purchase size, merchant, and item being purchased, in order to price and score risk. In the vast majority of cases, we can complete these checks and calculations in a matter of seconds, automating the underwriting process pursuant to our originating bank partners’ underwriting policies and our direct lending entity’s underwriting policies. We use application and transaction data to train our model, including data from approximately 553 million loans to date.

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

•Designed for continued innovation and flexibility. Our deep technological talent and capabilities have enabled us to strategically build core systems and data infrastructure in-house, allowing us to gain what we believe is a significant competitive advantage as we continue to innovate and iterate, and develop new capabilities across multiple disciplines. The flexibility of our custom-built technological infrastructure means we can incorporate new merchants, platforms, data sources, models, capital partnerships, and other elements as our platform continues to evolve.

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

Sales and Marketing

Our marketing strategy includes brand marketing, communications, and co-marketing campaigns that we collaborate on with merchants and partners. We have historically relied on the strength of our merchant relationships and positive user experience to develop our brand and grow our network. We have achieved significant merchant and consumer adoption while maintaining a disciplined approach that considers the effectiveness of our sales and marketing spending. We also utilize dedicated sales teams to grow our merchant base and leverage strategic partnerships with other platforms to expand our merchant and consumer base.

Seasonality

We experience seasonal fluctuations in our business as a result of consumer spending patterns. Historically, our GMV has tended to be higher during our second and fourth fiscal quarters, due to increases in retail commerce during the holiday season and other promotional activity. Our loan delinquencies tend to be at their lowest during our fiscal third and fourth quarters, as consumer savings benefit from tax refunds. Adverse events that occur during these quarters could have a disproportionate effect on our financial results for the fiscal year.
Human Capital Resources

Our employees

As of June 30, 2026, we had a total of 2,358 employees, primarily located in the United States. None of our employees are represented by a labor union. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

Distinctive culture that sets us apart

We believe our culture gives us a long-term, sustainable competitive advantage. Affirm is purpose-built from the ground up, and our employees, who have named themselves “Affirmers,” are deeply committed to delivering honest financial products that improve lives. Five core values permeate every part of Affirm — which includes our people, products, and business:

•People come first. Our success is aligned with our consumers’ success. This means that we do not and will not take advantage of our consumers nor do we capitalize on consumer misfortunes through practices such as late fees and deferred or compounding interest.

•No fine print. We are transparent and honest — with our consumers and with each other. That is why there are no hidden fees or tricks associated with the loans facilitated through our platform.

•It’s on us. Affirmers own problems and solutions, and we hold each other accountable.

•Simpler is better. Financial products and payments have traditionally been fraught with complexity. Affirm’s products bring consumers the simplicity they need and merchants the results they want.

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

Employee incentives and benefits

We provide equity incentives to our employees through the grant of performance stock units (“PSUs”) and restricted stock units (“RSUs”) under our equity incentive plan to align their interests with stockholders as “owners” of our company. We also offer an Employee Stock Purchase Plan (“ESPP”) allowing eligible employees to purchase shares of our Class A common stock at a discount to fair market value. We believe these incentive programs allow us to be competitive with comparable companies in our industry by giving us the resources to attract, motivate and retain talented individuals.

We offer comprehensive benefits, including medical, dental, vision, life insurance, paid time off, various voluntary insurance programs, and retirement savings benefits. Our employee assistance program, financial wellness benefits, legal protection benefits, and identity theft protection benefits offer employees information, referrals, and short-term counseling for personal issues affecting their work or personal life as an added layer of protection. In addition, we offer perks, such as employer-sponsored digital spending wallets, mental health benefits, family & fertility benefits and generous leave and time-off policies, which we believe enhance employee productivity, satisfaction and loyalty.

Regulatory Environment

We operate in a rapidly evolving regulatory environment and are subject to extensive regulation, both directly and indirectly, by way of our partnership with our originating bank partners, under U.S. federal law, the laws of Canada, the U.K. and Australia, and the laws of the states and provinces in which we operate, among others. These laws cover all aspects of our business and include privacy laws, consumer protection laws, and contractual obligations. We could become subject to additional legal or regulatory requirements if laws or regulations change in the jurisdictions in which we operate. These could include the need to obtain new and different types of licenses in order to conduct our business, such as for lending, brokering, servicing, collections, or money transmission. For more information on the risks relating to our regulatory environment, see the section titled “Risk Factors – Risks Related to Our Regulatory Environment.”

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

State and provincial licensing requirements and regulation

Our operations must satisfy the laws and standards of each individual U.S. state and territory, Canadian province, U.K. country, and Australian state and territory in which we operate. This means that when individual states, territories or provinces differ in how they allow financing to be provided and used, we must operate consistently in accordance with the most comprehensive requirements.

Our policies and practices approach these requirements with the goal of managing the long-term viability and flexibility of our business model. As such, we have established a business model pursuant to which we may originate loans directly through our platform under our lending, servicing, and brokering licenses across various jurisdictions in the U.S., Canada, U.K., and Australia, and we may also purchase loans originated by our originating bank partners through our platform. Substantially all of the loans facilitated through our platform in the U.S. are originated through Celtic Bank, an FDIC-insured Utah state-chartered industrial bank, and Lead Bank, an FDIC-insured Missouri state-chartered bank.

Certain states, provinces, and localities have adopted laws regulating and requiring licensing, registration, notice filing, or other approval by parties that engage in certain activity regarding consumer finance transactions, including facilitating and assisting such transactions in certain circumstances, debt collection or servicing, and/or purchasing or selling consumer loans. We have also received inquiries from regulatory agencies regarding requirements to obtain licenses from or register with those jurisdictions, including in states where we have determined that we are not required to obtain such a license or be registered with the state, and we expect to continue to receive such inquiries. We are also subject to licensing requirements, supervision, and examination by applicable regulatory authorities in the jurisdictions in which we may service loans, solicit or offer loans, or originate loans directly through our platform, and we have obtained or are in the process of obtaining necessary licenses in the jurisdictions in which we do so. Licensing statutes vary from state to state and prescribe different requirements, including but not limited to: restrictions on loan origination and servicing practices (including limits on the type, amount, and manner of fees), solicitation activities, interest rate limits, disclosure requirements, periodic examination requirements, surety bond and minimum specified net worth requirements, periodic financial reporting requirements, notification requirements for changes in principal officers, stock ownership or corporate control, restrictions on advertising, and requirements that loan forms be submitted for review. The application of state and provincial licensing requirements to our business model is not always clear, and while we believe we are in material compliance as of June 30, 2026 with applicable licensing requirements, regulators may request or require that we obtain additional licenses or other authorizations in the future, which may subject our business to additional restrictions or requirements.

Several states have begun enacting legislation specifically focused on buy now, pay later (“BNPL”) lending. For example, New York enacted the Buy-Now-Pay-Later Act (N.Y. Banking Law Article 14-B, §§ 735-749), and Illinois recently enacted the Buy-Now-Pay-Later Loan Consumer Protection Act (SB 3561). We are monitoring developments in these states, as well as potential BNPL legislation in other jurisdictions, and evaluating the applicability of these laws to our products and platform.

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

Through our partnerships with our originating bank partners, as well as through our state lending licenses to originate loans directly, where applicable, our risk model automates the underwriting process in accordance with our originating bank partners’ underwriting policies, which only our originating bank partners may change and which we must follow in reviewing, approving, and administering loans facilitated by our platform, and our direct lending entity’s underwriting policy. When originating loans through our platform, our originating bank partners may contract to charge interest based on authority granted to state-chartered, FDIC-insured banks under federal law (Section 27 of the Federal Deposit Insurance Act) and based upon legal principles detailed in the FDIC’s final rule relating to Federal Interest Rate Authority, published in the Federal Register on July 22, 2020. Section 27 allows an FDIC-insured bank such as our originating bank partners to charge interest to consumers on a nationwide basis based on the rates allowed by the state where the bank is located. We rely on our originating bank partners’ authority under federal law to establish interest rates and charge interest on the loans our originating bank partners originate through our platform. Celtic Bank and Lead Bank generally allow a consumer loan borrower to agree to any annual rate of interest up to 36%, while Cross River Bank generally allows a consumer loan borrower to agree to any annual rate of interest up to 30%, in each case calculated in accordance with the FDIC Federal Interest Rate Authority rule discussed above and other applicable law.

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

Money transmission

Through our wholly-owned subsidiary, Affirm Payments, LLC (“Affirm Payments”), we hold licenses to operate as a money transmitter (or its equivalent) in certain states and jurisdictions of the U.S. Affirm Payments is also registered with the U.S. Department of the Treasury's Financial Crimes Enforcement Network ("FinCEN") as a money services business. As a licensed money transmitter, we have obligations and restrictions with respect to the investments of consumer funds, recurrent reporting, and bonding. If found to have violated the laws or regulations covered under our licenses, we could be subject to liability and/or additional restrictions. These include, but are not limited to, being forced to cease doing business with residents of certain states or territories, forced to change our business practices, or required to obtain additional licenses or regulatory approvals. Any of the aforementioned scenarios could impose substantial costs and or harm our business.

International regulatory oversight

We provide lending services outside the United States through local subsidiaries that hold the applicable lending licenses and authorizations in each jurisdiction, and we monitor the laws and regulations governing BNPL and consumer credit activities in these markets, all of which are subject to ongoing interpretation and change.

Canada. We operate through our Canadian subsidiary, Affirm Canada Holdings Ltd., which holds lending licenses and is subject to both federal and provincial regulatory frameworks. The Retail Payment Activities Act (S.C. 2021, c. 23, s. 177) came into full effect on September 8, 2025, requiring payment service providers and BNPL firms performing regulated payment functions to register with the Bank of Canada and to comply with operational risk management, funds-safeguarding, and reporting obligations. Our lending activities are also regulated at the provincial level under each province's consumer protection legislation, which imposes varying requirements regarding disclosure of cost of borrowing, advertising of credit terms, and consumer remedies. No Canadian province has enacted legislation specifically targeting BNPL products, but provincial consumer protection laws of general application, including requirements applicable to lenders and installment sale contracts, may apply to our activities.

United Kingdom. We operate through our U.K. subsidiary, Affirm U.K. Limited, which is authorized and regulated by the Financial Conduct Authority (“FCA”) to carry out regulated consumer credit activity. The FCA's strategic objective is to ensure that relevant markets function well, and its operational objectives are to secure an appropriate degree of consumer protection, protect and enhance the integrity of the U.K. financial system, and promote effective competition in the interests of consumers. On July 25, 2026, new FCA regulations for the BNPL market came into force, bringing the previously unregulated deferred-payment credit (“DPC”) sector under the remit of the FCA and its DPC rules.

Australia. We operate through our Australian subsidiary, Affirm Australia Pty. Ltd., which holds an Australian credit license permitting lending activities and is regulated by the Australian Securities and Investments Commission (“ASIC”). The Australian Government amended the National Consumer Credit Protection Act 2009 to extend the application of the National Credit Code to BNPL contracts, also known as low cost credit contracts (“LCCCs”). Effective June 10, 2025, lenders engaging in credit activities involving LCCCs must hold an Australian credit license with the appropriate authorizations, subject to transitional arrangements, and ASIC has published Regulatory Guide 281, Low cost credit contracts, to assist providers in complying with key obligations.

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
•the Military Lending Act and similar state laws, which provide disclosure requirements, interest rate limitations, substantive conduct obligations, and prohibitions on certain behavior relating to loans made to covered borrowers, which include both servicemembers and their dependents; and
•the Servicemembers Civil Relief Act and similar state laws, which allow active duty military members to suspend or postpone certain civil obligations so that the military member can devote his or her full attention to military duties.
In addition, many states and local jurisdictions have consumer protection laws analogous to, or in addition to, the federal laws listed above, such as usury laws, state debt collection practices laws, and requirements regarding loan disclosures and terms, credit discrimination, credit reporting, money transmission, recordkeeping, the arranging of loans made by third parties, and unfair or deceptive business practices. We are also subject to data protection laws and regulations, such as the EU General Data Protection Regulation (“GDPR”), Canada’s Personal Information Protection and Electronic Documents Act, the U.K.’s Data Protection Act of 2018, Australia's Privacy Act 1988, and similar state laws such as the California Consumer Privacy Act (the “CCPA”), which includes limitations and requirements surrounding the use, disclosure, and other processing of certain personal information about California residents.

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

The CFPB, through enforcement authority, could increase our compliance costs, potentially hinder our ability to respond to marketplace changes, impose requirements to alter products and services that would make them less attractive to consumers and impair our ability to offer products and services profitably. The CFPB is authorized to pursue administrative proceedings or litigation for violations of federal consumer financial laws. In these proceedings, the CFPB can obtain cease and desist orders (which can include orders for restitution or rescission of contracts, as well as other kinds of affirmative relief) and monetary penalties.

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

We are subject to compliance obligations related to U.S. anti-money laundering (“AML”) laws and regulations both directly through our subsidiary Affirm Payments, a registered money services business and licensed money transmitter, and through our partnership with our originating bank partners. With our international footprint, we are also subject to international AML laws and regulations. We have developed and currently operate an enterprise-wide AML program designed to prevent our network from being used to facilitate money laundering, terrorist financing, and other financial crimes, and to enable us to comply with all applicable anti-money laundering and anti-terrorism financing laws and regulations, including the Bank Secrecy Act and the Patriot Act. Our AML program is also designed to prevent our products from being used to facilitate business in certain countries or territories, or with certain individuals or entities, including those on designated lists promulgated by the U.S. Department of the Treasury’s Office of Foreign Assets Control and other U.S. and non-U.S. sanctions authorities. Our AML and sanctions compliance programs include policies, procedures, reporting protocols, and internal controls designed to identify, monitor, manage, and mitigate the risk of money laundering and terrorist financing, including the designation of an AML compliance officer to oversee the programs. We are also required to maintain this program under our agreements with our originating bank partners, and certain state regulatory agencies have intimated they expect the program to be in place and followed.

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

Intellectual Property

Intellectual property and proprietary rights are important to the success of our business. We rely on a combination of patent, copyright, trademark, and trade secret laws in the United States and other jurisdictions, as well as license agreements, confidentiality procedures, non-disclosure agreements, and other contractual protections, to establish and protect our intellectual property and proprietary rights, including our proprietary technology, software, know-how, and brand. However, these laws, agreements, and procedures provide only limited protection. As of June 30, 2026, we owned 21 registered trademarks and 1 trademark application in the United States, 101 registered trademarks and 4 trademark applications in various foreign jurisdictions, 30 issued patents and 48 pending patent applications in the United States, and 1 issued patent and 67 pending patent applications in various foreign jurisdictions.

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

Available Information

Our website address is www.affirm.com. Information found on, or accessible through, our website is not a part of, and is not incorporated into, this Annual Report on Form 10-K. From time to time, we may also use our investor relations website (investors.affirm.com), webcasts, press releases, conference calls, and social media as a means of disclosing information about the Company, including information which could be deemed to be material to investors. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available, free of charge, on our website as soon as reasonably practicable after we file such material electronically with, or furnish it to, the SEC. The SEC also maintains a website that contains our SEC filings. The address of the site is www.sec.gov.

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

These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

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

•We may not be able to sustain profitability.

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

Our continued success also is dependent on our ability to successfully grow and develop relationships with our commercial partners, particularly early-stage relationships with large e-commerce retailers and platforms such as Intuit. The pace of development, integration and rollout of these early-stage relationships is often unpredictable and is generally not within our control. Many of our agreements with our commercial partners are non-exclusive and lack any transaction volume commitments. Accordingly, these commercial partners may have, or may enter into in the future, similar agreements with our competitors, which could adversely affect our ability to drive the level of transaction volume and revenue growth that we seek to achieve or to otherwise satisfy the high expectations of our investors and financial analysts relating to those relationships. While some of our agreements with our commercial partners have provided for a period of exclusivity, those periods may be limited in duration, and we may not be able to negotiate extensions of those exclusivity periods on reasonable terms, if at all. If an exclusivity period with a commercial partner lapses, we may experience a decrease in GMV with the commercial partner, which may adversely impact our results of operations. In addition, our agreements with our commercial partners generally have terms that range from approximately 12 months to 36 months (with a majority auto-renewing), and some of our partners can terminate these agreements without cause upon 30 to 90 days’ prior written notice. We may, therefore, be compelled to renegotiate our agreements with commercial partners from time to time, possibly upon terms significantly less favorable to us than the terms included in our existing agreements with those commercial partners.

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

We operate in a highly competitive and dynamic industry. Our technology platform faces competition from a variety of players, including those who enable transactions and commerce via digital payments. Our primary competition consists of: legacy payment methods, such as credit and debit cards, including those provided by card issuing banks such as Synchrony, J.P. Morgan Chase, Citibank, Bank of America, Capital One, Bread Financial and American Express; mobile wallets and other pay-over-time solutions offered by companies such as PayPal, Block and Klarna; and pay-over-time offerings by legacy financial and payments companies, including those mentioned above. Additionally, some merchants are increasingly offering proprietary pay-over-time options to consumers. We expect competition to intensify in the future, especially as the pay-over-time industry has low barriers to entry, both as emerging technologies continue to enter the marketplace and as large financial incumbents increasingly seek to innovate the services that they offer to compete with our platform. Technological advances and the continued growth of e-commerce activities have increased consumers’ accessibility to products and services and led to the expansion of competition in digital payment options such as pay-over-time solutions. Our pay-over-time offerings are increasingly presented alongside competitor options, including merchants’ proprietary pay-over-time options, at checkout, and we expect this trend to continue.

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

As discussed in Part II, Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and as may be updated from time to time in the Company’s future periodic reports and other filings with the SEC, a single commercial partner, or a small number of commercial partners, may represent a disproportionately large amount of our revenue and/or GMV during any given fiscal period. The loss of, or decrease in business with, any one of our significant commercial partner relationships, such as with Amazon or Shopify, would adversely affect our business. To the extent that any commercial partner constitutes a material portion of our total revenue or GMV for a fiscal period for which financial results are being reported in a Quarterly Report on

Form 10-Q or Annual Report on Form 10-K, we will disclose the respective percentage contribution in our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for that period.

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

We currently rely on a small number of originating bank partners, including Celtic Bank and Lead Bank (“Primary Originating Banks”), to originate substantially all of the loans facilitated through our platform, and a small number of card issuing bank partners, including Evolve Bank & Trust and Stride Bank (“Card Issuing Banks”), to issue the Affirm Card. If our relationship with any of our Primary Originating Banks or Card Issuing Banks terminates, or if any Primary Originating Bank or Card Issuing Bank were to suspend, limit, or cease its operations or loan origination activities, as applicable, for any reason, and we are unable to engage another originating bank partner or card issuing bank partner on a timely basis or at all, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

As of the end of fiscal 2026, we relied on two Primary Originating Banks to originate a majority of the loans facilitated through our platform and to comply with various federal, state, and other laws, with the balance of the loans facilitated on our platform being originated directly under our lending, servicing, and brokering licenses in Canada and across various states in the United States through our consolidated subsidiaries. Our Primary Originating Banks originate substantially all partner bank originated loans facilitated through our platform. In addition, as of the end of fiscal 2026, we relied on two Card Issuing Banks to issue the Affirm Card.

Even if our relationships with our originating bank partners remain intact, these partners may lack the operational capacity, capital resources, regulatory headroom, or technological infrastructure to keep pace with our growing origination volumes. As our GMV increases and we expand into new product categories, geographies, and merchant verticals, our originating bank partners must scale their compliance, underwriting, and loan-processing capabilities accordingly. If one or more of our bank partners is unable or unwilling to accommodate increased origination volumes on a timely basis, we may be forced to limit loan originations, slow our growth, or allocate a disproportionate share of volume to our remaining bank partners, which would increase our concentration risk. Adding new originating bank partners to supplement capacity requires significant lead time for regulatory approvals, systems integration, and compliance onboarding, and there is no assurance that we could do so on acceptable terms or within a timeframe that avoids disruption to our business.

Each of our Primary Originating Banks and Card Issuing Banks handles a variety of consumer and commercial financing programs:

•The Celtic Bank loan program agreement had an initial three-year term that expired in calendar year 2023. The term automatically renewed for an additional one-year term and will continue to automatically renew in one-year terms thereafter unless either party provides notice of its intent not to renew.
•The Lead Bank loan program agreement had an initial three-year term which expired during fiscal 2026. The term automatically renewed for an additional one-year term and will continue to automatically renew for additional one-year terms thereafter unless either party provides notice of its intent not to renew.
•The Evolve Bank issuing program agreement has an initial two-year term that expired in calendar year 2023. The term automatically renewed for an additional one-year term and will continue to automatically renew in three-month terms unless either party provides notice of its intent not to renew.

•The Stride Bank issuing program agreement has an initial five-year term which will expire in calendar year 2030. The term will automatically renew in one-year terms thereafter unless either party provides notice of its intent not to renew.

In addition, upon the occurrence of certain early termination events, either we or any of our Primary Originating Banks or Card Issuing Banks may terminate the respective agreement immediately upon the occurrence of certain termination events.

Our agreements with our Primary Originating Banks and Card Issuing Banks do not prohibit those banks from working with our competitors or from offering competing services, and each of those banks currently offers loan programs or other issuing services, as applicable, through other competing platforms. Each Primary Originating Bank and Card Issuing Bank could decide not to work with us for any reason upon termination of the applicable agreement, could make working with us cost-prohibitive, or could decide to enter into an exclusive or more favorable relationship with one or more of our competitors. In addition, each Primary Originating Bank and Card Issuing Bank may not perform as expected under our respective agreement. We could in the future have disagreements or disputes with our Primary Originating Banks or Card Issuing Banks, which could negatively impact or threaten our relationship with other banks with whom we may seek to partner. For a further discussion of our relationship with our Primary Originating Banks, particularly the regulations applicable to this relationship, see “Business — Regulatory Environment.”

If any of our Primary Originating Banks or Card Issuing Banks were to suspend, limit, or cease its operations or loan origination activities, as applicable, for any reason, or if our relationship with any Primary Originating Bank or Card Issuing Bank were to otherwise terminate for any reason (including, but not limited to, its failure to comply with regulatory actions), we may need to implement an additional substantially similar arrangement with another bank, obtain additional state licenses, or curtail our operations. If we need to enter into alternative arrangements with a different bank to replace our existing arrangement, we may not be able to negotiate a comparable alternative arrangement in a timely manner or at all. In addition, with respect to our Primary Originating Banks, transitioning loan originations to a new bank may result in delays in the issuance of loans or, if our platform becomes inoperable, may result in the inability to facilitate loans through our platform. If we are unable to enter into an alternative arrangement with different banks to fully replace or supplement our relationship with any Primary Originating Bank, we would potentially need to obtain additional state licenses to enable us to originate loans directly, as well as comply with other state and federal laws, which would be costly and time consuming, and there can be no assurances that any such licenses could be obtained in a timely manner or at all. Moreover, with respect to our Card Issuing Banks, transitioning card issuance activities to a new bank may result in the need to replace existing virtual or physical cards, which may disrupt or delay consumer transactions.

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

Our solution is a technology-driven platform that relies on innovation to remain competitive. The process of developing new technologies and products, such as Affirm Edge, which embeds Affirm's pay-over-time functionality directly into customers’ primary banking and credit union apps, and AdaptAI, which is Affirm’s AI-powered personalized promotion platform, is complex, and we seek to build our own technology using the latest in artificial intelligence (“AI”) and machine learning (together, “AI/ML”), cloud-based technologies, and other tools to differentiate our products and technologies. In addition, our dedication to incorporating technological advancements into our platform requires significant financial and personnel resources and talent. Our development efforts with respect to these initiatives could distract management from current operations and could divert capital and other resources from other growth initiatives important to our business. We operate in an industry experiencing rapid technological change and frequent product introductions.

We may not be able to make technological improvements as quickly as demanded by our consumers and commercial partners, or we may not be able to accurately predict the demand or growth of our technological investments, which could harm our ability to attract consumers and commercial partners and have a material and adverse effect on our business, results of operations, financial condition, and future prospects. For example, our competitors or other third parties may incorporate AI into their products and services more quickly or more successfully than us, which could impair our ability to compete effectively. In addition, we may not be able to effectively implement new technology-driven products and services, such as Affirm Edge or AdaptAI, as quickly as competitors or be successful in marketing these products and services to consumers and commercial partners. Moreover, the profile of potential consumers using our new products and technologies also may not be as attractive as the profile of the consumers that we currently serve or have served in the past, which may lead to higher levels of delinquencies or defaults than we have historically experienced. If we are unable to successfully and timely innovate and continue to deliver a superior commercial partner and consumer experience, we could experience reputational damage and decreased demand for our products and technologies and our growth, business, results of operations, financial condition, and future prospects could be materially and adversely affected.

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

In addition, if the risk model we use contains errors or is otherwise ineffective, our reputation and relationships with consumers, our funding sources, our originating bank partners, and our commercial partners could be harmed, we may be subject to liability, and our ability to access our funding sources may be inhibited. Our ability to attract consumers to our platform and to build trust in our platform and products is significantly dependent on our ability to effectively evaluate consumer credit profiles and likelihoods of default. If any of the credit risk or fraud models we use contain programming or other errors or are ineffective or the data provided by consumers or third parties is incorrect or stale, or if we are unable to obtain accurate data from consumers or third parties (such as credit reporting agencies), the loan pricing and approval process through our platform could be negatively affected, resulting in mispriced or misclassified loans or incorrect approvals or denials of loans. This could damage our reputation and relationships with consumers, our funding sources, our originating bank partners, and our commercial partners, which could have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

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

We retain some loans on our balance sheet, and these loans are primarily funded through our consolidated securitizations and warehouse lines. For these loans and any future loans facilitated through our platform that are held for investment on our balance sheet, we bear the entire credit risk in the event of consumer default with respect to these loans. In addition, non-performance, or even significant underperformance, of the loan receivables that we own could have an adverse effect on our business.

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

In addition, in connection with certain capital funding arrangements with third-party loan buyers, we have entered into risk sharing agreements where we may be required to make a payment to the loan buyer if actual losses on the loans sold exceed agreed-upon expected losses, subject to a cap based on a percentage of the principal balance of loans sold. Refer to Note 12. Fair Value of Financial Assets and Liabilities for additional information. If the loans subject to any existing or future risk sharing agreements underperform the expectations set forth in those agreements, we would be required to make payments under the agreements in proportion to the loan underperformance, which may have a material adverse effect on our business, results of operations, financial condition, and our relationships with existing and prospective third-party loan buyers.

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

To the extent that we do not have sufficient rights to use the data used in, or produced by, the AI tools employed in our business and operations, we may be subject to litigation by the owners of the content or other materials that comprise such data. Further, any content or other output created by us using AI-powered tools may not be subject to copyright protection, which may adversely affect our ability to enforce the intellectual property rights in such content. We have implemented policies and procedures designed to mitigate these risks, including reviewing vendor terms and monitoring AI outputs for potential infringement. However, these measures may not be sufficient to prevent all instances of infringement or loss of IP rights. The rapidly evolving regulatory landscape surrounding AI technologies presents additional risks. New or proposed legislation and regulations across various jurisdictions may impose significant compliance burdens, restrict certain AI applications, or require specific governance frameworks for AI systems. The cost to comply with such laws or regulations could be significant and may increase our operating expenses. Our failure to comply with current or future AI regulations could result in significant penalties, reputational damage, and limitations on our ability to deploy AI-powered solutions. Additionally, we may face challenges in ensuring our AI systems provide sufficient transparency to satisfy regulatory requirements and consumer expectations.

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

Lastly, our employees use AI tools to perform regular job responsibilities. In connection with employee AI usage, we incur, and expect to continue to incur, costs to procure, deploy, and govern AI tools. These costs, including licenses, usage-based fees, infrastructure, training, and oversight, may increase as adoption grows. We may not achieve the productivity, efficiency, quality, or cost-saving benefits we anticipate from employee AI use, whether because of uneven adoption, the need for human review of AI outputs, limits on use with sensitive data, vendor pricing or performance changes, or other factors. If AI-related costs rise faster than expected, or if expected benefits do not materialize, our operating expenses and results of operations could be adversely affected.

Any acquisitions, strategic investments, new businesses, alliances, divestitures and other transactions could fail to achieve strategic objectives, disrupt our ongoing operations or result in operating difficulties, liabilities and expenses, harm our business, and negatively impact our results of operations.

In pursuing our business strategy, we routinely conduct discussions and evaluate opportunities for possible acquisitions, strategic investments, new businesses, joint ventures and other transactions. We have in the past acquired or invested in, and we continue to seek to acquire or invest in, businesses, technologies, or other assets that we believe could complement or expand our business, including acquisitions of new lines of business that are adjacent to or outside of our existing ecosystems or geographic territories. As we grow, the pace and scale of acquisitions may increase and may include larger acquisitions than we have completed historically. The identification, evaluation, and negotiation of potential acquisition or strategic investment or other transactions may divert the attention of management and entail various expenses, whether or not such transactions are ultimately completed. There can be no assurance that we will be successful in identifying, negotiating, consummating and integrating favorable transaction opportunities. In addition to transaction and opportunity costs, these transactions involve large challenges and risks, whether or not such transactions are completed, any of which could harm our business and negatively impact our results of operations, including risks that:

•the transaction may not advance our business strategy or may harm our growth, profitability, or reputation;
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
•we may incur significant acquisition costs and transition costs, including the assumption of ongoing expenses of the acquired business, and if the acquired business does not perform as expected, we may incur impairment charges, restructuring or wind-down costs, or experience other negative impacts to our business;
•we may not realize the expected benefits or synergies from the transaction in the expected time period, or at all;
•we may be unable to retain key personnel;
•acquired businesses or businesses that we invest in may not have adequate controls, processes, and procedures to ensure compliance with laws and regulations, including with respect to data privacy, data protection, and data security, and our due diligence process may not identify compliance issues or other liabilities. Moreover, acquired businesses’ technology stacks may add complexity, resource constraints, and legacy technological challenges that make it difficult and time consuming to achieve such adequate controls, processes, and procedures;
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

Additionally, strategic investments in which we have a minority ownership stake inherently involve a lesser degree of influence over business operations. The success of our strategic investments may be dependent on controlling shareholders, management, or other persons or entities that may have business interests, strategies, or goals that are inconsistent with ours. Business decisions or other actions or omissions of the controlling shareholders, management, or other persons or entities who control companies in which we invest may adversely affect the value of our investment, result in litigation or regulatory action against us, and damage our reputation and brand. Furthermore, if such investments are not successful, we may be required to write down all or a portion of our equity investments in such companies, which would result in financial losses.

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

We currently operate in the United States, Canada, the U.K., Australia, Spain and Poland (we do not currently facilitate loans in Spain or Poland) and plan to further expand our business internationally in the future. Managing new and existing international operations, including our planned expansion into the Netherlands, France and Germany, requires us to comply with new regulatory frameworks and additional resources and controls. International expansion subjects our business to risks associated with international operations, including:

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

•     compliance with multiple, potentially conflicting, and changing governmental laws and regulations, including those relating to banking, anti-money laundering, securities, employment, tax, privacy, data protection, such as the EU General Data Protection Regulation (GDPR), artificial intelligence, such as the EU Artificial Intelligence Act, and climate disclosure, such as the Corporate Sustainability Reporting Directive (CSRD) and Australian Sustainability Reporting Standards (ASRS);
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
In addition to the risks of various taxing jurisdictions stated above, the Organisation for Economic Co-operation and Development (“OECD”) has developed various initiatives, including a framework to implement a global minimum corporate tax of 15% for certain large multinational enterprise groups (“MNEs”), commonly referred to as “Pillar Two.” Certain jurisdictions in which we operate have enacted, and others may enact, legislation implementing Pillar Two, including qualified domestic minimum top-up taxes.

On January 5, 2026, the OECD released administrative guidance containing the Side-by-Side (“SbS”) package, which includes certain safe harbors for MNEs headquartered in jurisdictions with eligible tax regimes, and the United States has been listed in the OECD Central Record as a jurisdiction with a Qualified SbS Regime for fiscal years commencing on or after January 1, 2026.

As of June 30, 2026, we do not currently expect Pillar Two to have a material impact on our financial statements; however, the ultimate impact will depend on future legislation, administrative guidance, interpretation, our operating results, jurisdictional income mix, tax attributes, and other facts. As a result of these risks, we may not be successful in managing our existing international operations, and our future international expansion efforts also may not be successful.

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

We may not achieve sustained profitability if we are unable to generate sufficient revenue to support the costs of operating and growing our business.

Although we have achieved GAAP profitability in recent periods, we have incurred net losses in the past. As of June 30, 2026 and June 30, 2025, our accumulated deficit was approximately $1.1 billion and $3.1 billion, respectively. Our operating expenses may increase in the future as we seek to continue to grow our business, attract consumers, merchants, funding sources, and additional originating bank partners, and further enhance and develop our products and platform. As we expand our offerings to additional markets, our offerings in these markets may be less profitable than the markets in which we currently operate. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently to offset these higher expenses, which could result in net losses.

Our ability to continue to operate our business profitably on a GAAP basis is subject to many risks and uncertainties, including the potential for incurring operating expense increases and/or other charges and expenses not reflected in our forecasts. If we do not operate the business while maintaining GAAP profitability, our reputation may be harmed and the market price of our Class A common stock could be materially and adversely impacted.

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

We experience seasonal fluctuations in our business as a result of consumer spending and savings patterns. Our GMV tends to be highest during our second and fourth fiscal quarters due to increases in retail commerce during the holiday season and promotional activity. During quarters with higher GMV, we have tended to generate less in-period revenue as a percentage of GMV because a portion of the interest income for loans originated during the quarter is recognized over future periods. In addition, historically, our loan delinquencies tend to be at their lowest during our fiscal third and fourth quarter, as consumer savings benefit from tax refunds. We expect these seasonal patterns to continue in future periods, and any adverse events that occur during our second or fourth fiscal quarters could have a disproportionate effect on our financial results for the fiscal year.

Negative publicity about us or our industry could adversely affect our business, results of operations, financial condition, and future prospects.

Negative publicity about us or our industry, including the transparency, fairness, responsible lending, user experience, quality, and reliability of our platform or pay later products in general, effectiveness of our risk model, our ability to effectively manage and resolve complaints, our privacy and security practices, litigation, regulatory activity, misconduct by our employees, funding sources, originating bank partners, service providers, or others in our industry, the experience of consumers and investors with our platform or services or pay later products in general, or use of loan proceeds by consumers that have obtained loans facilitated through our platform or other pay later products for illegal purposes, even if inaccurate, could adversely affect our reputation and the confidence in, and the use of, our platform, which could harm our reputation and cause disruptions to our platform. Any such reputational harm could further affect the behavior of consumers, including their willingness to obtain loans facilitated through our platform or to make payments on their loans. As a result, our business, results of operations, financial condition, and future prospects would be materially and adversely affected.

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

In the ordinary course of business, we have been named as a defendant in various legal actions, including arbitrations and other litigation. In addition, plaintiffs have appealed the dismissal of a putative securities class action, Kusnier v. Affirm Holdings, Inc., et al. We are also a defendant in three related derivative actions, Quiroga v. Levchin, et al., Jeffries v. Levchin, et al., and Vallieres v. Levchin, et al. For more information, refer to Note 7. Commitments and Contingencies of the accompanying notes to our consolidated financial statements.

On July 1, 2025, we reincorporated from the State of Delaware to the State of Nevada (the “Nevada Reincorporation”). Although no actions have been brought against us to date as a result of the Nevada Reincorporation, it is possible that our decision to pursue the Nevada Reincorporation could result in additional litigation, which, regardless of merit, could cause us to incur additional expense and divert management attention from operating the business. Further, if a court determines that any such litigation has merit, we may be required to pay substantial monetary damages or attorneys’ fees.

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

State regulatory agencies and attorneys general have increased their examination and enforcement focus on BNPL products and providers, particularly as the CFPB has signaled reduced prioritization of BNPL enforcement at the federal level. In December 2025, a coalition of seven state attorneys general initiated coordinated inquiries into BNPL providers' business practices and compliance with consumer protection laws. We hold state lending, servicing, and money transmission licenses in numerous jurisdictions and are subject to periodic examination by each licensing authority. An increase in the frequency, scope, or intensity of state examinations and investigations could result in findings requiring remediation, fines, consent orders, or restrictions on our product offerings in affected states. Examination findings or enforcement actions by one state regulator or attorney general may prompt similar inquiries or proceedings by other states, compounding the financial, operational, and reputational impact.

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

We maintain an allowance for credit losses at a level sufficient to estimate expected credit losses based on evaluating known and inherent risks in our loan portfolio. This estimate is highly dependent upon the reasonableness of our assumptions and the predictability of the relationships that drive the results of our valuation methodologies. Management has processes in place to monitor these judgments and assumptions, including review by our credit committee, but these processes may not ensure that our judgments and assumptions are correct. The method for calculating the best estimate of expected credit losses takes into account our historical experience, adjusted for current conditions, and our judgment concerning the probable effects of relevant observable data, trends, and market factors. Changes in such estimates can significantly affect the allowance and provision for losses. It is possible that we will experience credit losses that are different from our current estimates. If our estimates and assumptions prove incorrect and our allowance for credit losses is insufficient, we may incur net charge-offs in excess of our allowance, or we could be required to increase our provision for credit losses, either of which would adversely affect our results of operations.

Increases in market interest rates have had and could continue to have an adverse effect on our business.

In March 2022, in response to inflationary conditions, the U.S. Federal Reserve began raising the federal funds interest rate and continued to do so through July 2023. While the U.S. Federal Reserve lowered the federal funds interest rate in the second half of 2024 and again in the second half of 2025, as of August 2026, the federal funds interest rate remains elevated compared to March 2022 rates. Elevated interest rates have had, and may continue to have, an adverse impact on the spending levels of consumers and their ability and willingness to borrow money. Higher interest rates often lead to higher payment obligations, which may reduce the ability of consumers to remain current on their obligations and, therefore, lead to increased delinquencies, defaults, consumer bankruptcies and charge-offs, and decreasing recoveries, all of which could have an adverse effect on our business. Certain of our funding arrangements bear a variable interest rate. Given the fixed interest rates charged on the loans originated on our platform, in the event that variable interest rates rise across the market, our interest margin earned in these funding arrangements would be reduced. Dramatic increases in interest rates may make these forms of funding nonviable. In addition, certain of our loan sale agreements are repriced on a recurring basis using a mechanism tied to interest rates. To reduce our exposure to broad changes in prevailing interest rates, we maintain an interest rate hedging program which eliminates some, but not all, of the interest rate risk.

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

The generation of new loans facilitated through our platform, and the revenue we generate from such loans, depends upon sales of products and services by our commercial partners. Our commercial partners’ sales may decrease or fail to increase as a result of factors outside of their control, such as the macroeconomic conditions referenced above, or business conditions affecting a particular commercial partner, industry vertical, or region. Weak economic conditions also could extend the length of our commercial partners’ sales cycles and cause consumers to delay making (or not make) purchases of our commercial partners’ products and services. The decline of sales by our commercial partners for any reason will generally result in lower credit sales and, therefore, lower loan volume and associated revenue for us.

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

Personal loans facilitated through our platform are not secured by any collateral, not guaranteed or insured by any third party, and not backed by any governmental authority in any way. Therefore, if we hold the loans for investment on our balance sheet, we are limited in our ability to collect on these loans if a consumer is unwilling or unable to repay them. A consumer’s ability to repay their loans can be negatively impacted by increases in their payment obligations to other lenders under mortgage, credit card, and other loans resulting from increases in base lending rates or structured increases in payment obligations. If a consumer neglects his or her payment obligations on a loan facilitated through our platform or chooses not to repay his or her loan entirely, it will have an adverse effect on our business, results of operations, financial condition, future prospects, and cash flows.

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

While we take precautions to prevent consumer identity fraud, we have observed fraudulent activity on our platform and additional identity fraud may occur in the future, which may adversely affect the performance of the loans facilitated through our platform.

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

For example, certain installment loans are originated by our originating bank partners and then disbursed to merchants via virtual cards facilitated through our partnership with an issuer processor. This issuer processor issues virtual cards through an issuing bank partner, which allow loans facilitated through our platform to be processed over the card network. Such loans facilitated through our platform can be used at merchants where we are not integrated at checkout, allowing consumers to complete purchases with virtual cards just as they would with a standard credit or debit card. In the event that our issuer processor becomes unable or unwilling to facilitate the disbursements to merchants and we are unable to reach an agreement with another third-party partner, such loans would no longer be able to be facilitated through our platform.

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

Any real or perceived errors, failures, bugs, or defects in the software may not be found until our consumers use our platform and could result in outages or degraded quality of service on our platform that could adversely impact our business (including through causing us not to meet contractually required service levels), as well as negative publicity, loss of or delay in market acceptance of our products and services, and harm to our brand or weakening of our competitive position. In such an event, we may be required, or may choose, to expend significant additional resources in order to correct the problem. For example, in the second half of fiscal year 2025, we reallocated significant resources to prioritize system stability and reduce outages, resulting in delays to certain product launches and other strategic objectives. Similar reallocations of resources in the future could adversely affect our business, results of operations, financial condition, and future prospects.

Any significant disruption in, or errors in, service on our platform or relating to vendors, including events beyond our control, could prevent us from processing transactions on our platform or posting payments and have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

We use vendors, such as our cloud computing web services provider, virtual card processing companies, and third-party software providers (including companies that provide our risk scoring models), in the operation of our platform. The satisfactory performance, reliability, and availability of our technology and our underlying network and infrastructure are critical to our operations and reputation and the ability of our platform to attract new and retain existing commercial partners and consumers. We rely on these vendors to protect their systems and facilities against damage or service interruptions from natural disasters, power or telecommunications failures, air quality issues, environmental conditions, computer viruses or malicious attempts to harm or compromise these systems, criminal acts, and similar events. We may also be harmed if data, technology, or software becomes non-compliant with existing regulations or industry standards, becomes subject to third-party claims of intellectual property infringement, misappropriation, or other violation, is breached by unauthorized third parties, or malfunctions or functions in a way we did not anticipate. If our arrangement with a vendor is terminated or if there is a lapse of service or damage to its systems or facilities, we could experience interruptions in our ability to operate our platform. We also may experience increased costs and difficulties in replacing that vendor and replacement services may not be available on commercially reasonable terms, on a timely basis, or at all. Any interruptions or delays in our platform availability, whether as a result of a failure to perform on the part of a vendor, any damage to one of our vendor’s systems or facilities, the termination of any of our third-party vendor agreements, software failures, our or our vendor’s error, natural disasters, terrorism, other man-made problems, security breaches, whether accidental or willful, or other factors, could harm our relationships with our merchants and consumers and also harm our reputation.

In addition, in the event of damage or interruption, our insurance policies may not adequately compensate us for any losses that we may incur. Our disaster recovery plan has not been tested under actual disaster conditions, and we may not have sufficient capacity to recover all data and services in the event of an outage. These factors could prevent us from processing transactions or posting payments on our platform, damage our brand and reputation, divert the attention of our employees, reduce our revenue, subject us to liability, and cause consumers or merchants to abandon our platform, any of which could have a material and adverse effect on our business, results of operations, financial condition, and future prospects.

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

In addition, the U.S., Canadian, U.K., Australia and other international governments, states, and provinces may pass new laws, or may amend existing laws, to further regulate the consumer finance industry or loans of the type provided through our platform, or to reduce the finance charges or other fees that may be imposed with respect to consumer loans. This could make the provision and collection of consumer loans more difficult or costly, which may negatively impact our business.

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

We have applied to establish Affirm Bank as an industrial loan company to be chartered in the State of Nevada, and there can be no assurance that our application will be approved, or that we will realize the expected benefits of obtaining a bank charter and federal deposit insurance.
In January 2026, we submitted applications to the Nevada Financial Institutions Division and the FDIC to establish Affirm Bank, a proposed industrial loan company chartered in the State of Nevada. The application process is subject to extensive regulatory review, including evaluation of our business plan, the proposed Bank’s capital adequacy, management qualifications, the proposed Bank’s compliance infrastructure, and Community Reinvestment Act commitments. Our application has attracted opposition from industry and advocacy groups, and may be subject to public comment periods, supplemental information requests, or extended review timelines. There can be no assurance that the FDIC or the Nevada Financial Institutions Division will approve our application, or that any approval will not be subject to conditions that are more burdensome than anticipated, including heightened capital requirements, leverage ratio minimums, activity restrictions, or ongoing supervisory commitments.
Even if our application is approved, the expected benefits of operating an industrial loan company, including reduced reliance on third-party originating bank partners, lower funding costs, and greater control over our product offerings, may not be realized in the manner or to the extent we anticipate. Establishing Affirm Bank will require significant investment in compliance, risk management, and operational infrastructure, and may divert management attention and resources from other business priorities. As an FDIC-insured institution, Affirm Bank would be subject to comprehensive federal and state banking regulations, including capital adequacy requirements, examination and enforcement authority, restrictions on transactions with affiliates, and consumer protection and fair lending obligations. Failure by Affirm Bank to comply with any such requirements could result in supervisory actions, fines, restrictions on activities, or loss of deposit insurance or revocation of the proposed Bank’s charter.
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

Our use of vendors and our other ongoing third-party business relationships expose us to risks that may adversely impact our business.

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

Further, as of June 30, 2026, Max Levchin, our Founder, Chairman and Chief Executive Officer, held substantial voting power of our outstanding capital stock. As a stockholder, Mr. Levchin is entitled to vote his shares, and shares over which he has voting control, in his own interests, which may not always be in the interests of our stockholders generally.

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

In addition, our results of operations could be below the expectations of public market analysts and investors due to a number of potential factors, including: variations in our quarterly or annual results of operations; additions or departures of key management personnel; the loss of an originating bank partner or key funding sources or commercial partner; adverse economic conditions resulting in decreased consumer demand; the growth and development of key commercial partner relationships, including our relationships with Amazon, Shopify and Apple Pay, among others; material cybersecurity incidents; and changes in our earnings estimates (if provided). Also, the publication of research reports about our industry, litigation and government investigations, changes or proposed changes in laws or regulations or differing interpretations or enforcement thereof affecting our business, adverse market reaction to any indebtedness we may incur or securities we may issue in the future, changes in market valuations of similar companies or speculation in the press or the investment community with respect to us or our industry, adverse announcements by us or others and developments affecting us, announcements by our competitors of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures or capital commitments, actions by institutional stockholders, and increases in market interest rates that may lead investors in our shares to demand a higher yield, could result in the significant decrease of the market price of shares of our Class A common stock.

Certain of our stockholders have rights, subject to some conditions, to require us to file registration statements covering their shares that we may file for ourselves or our stockholders. In addition, as of June 30, 2026, we had stock options and restricted stock units outstanding that, if fully exercised or settled, would result in the issuance of an aggregate of 19,595,080 shares of our Class A common stock. All of the shares of our Class A common stock issuable upon the exercise of stock options and settlement of restricted stock units, and the shares reserved for future issuance under our equity incentive plans, are registered for public resale under the Securities Act. Any registration statement we file to register additional shares, whether as a result of registration rights or otherwise, could cause the market price of our Class A common stock to decline or be volatile.

In addition, short selling activity in our Class A common stock may amplify stock price volatility. Short sellers may publish negative reports or commentary about our business, financial condition, or regulatory compliance in order to drive down our stock price, and such reports can be disseminated rapidly through social media and financial news outlets before we are able to investigate or respond. Significant short interest may also contribute to rapid, unpredictable price movements, including short squeezes, that do not reflect the underlying fundamentals of our business. The publication of short-seller reports could trigger securities class action litigation, derivative suits, or regulatory inquiries regardless of the accuracy of the underlying claims, and responding to such matters can be costly and divert management attention.

These broad market and industry factors may decrease the market price of our Class A common stock, regardless of our actual operating performance. The stock market in general has, from time to time, experienced extreme price and volume fluctuations. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. We are subject to securities litigation, as described further in Note 7. Commitments and Contingencies of the accompanying notes to our audited consolidated financial statements and incorporated by reference in Part I, Item 3 — Legal Proceedings. This litigation, and any other securities class actions that may be brought against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Those processes include automated and manual testing of our systems for vulnerabilities as well as monitoring and responding to suspicious activity. We use established cybersecurity risk frameworks to identify, measure and prioritize cybersecurity risks and develop corresponding cybersecurity controls and safeguards, and we have implemented a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents. Leveraging both internal and external resources, we conduct regular reviews and tests throughout the year, including penetration testing as well as tabletop and red team exercises, to evaluate the effectiveness of our cybersecurity program, enhance our cybersecurity measures, and inform our planning. We periodically engage external auditors and consultants to assess our cybersecurity programs. We also maintain a risk-based approach to identifying and overseeing risks from cybersecurity threats associated with our use of third-party service providers which include security assessments and periodic reviews of certain providers including contractual information security and data protection requirements where appropriate.

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

Cybersecurity Governance

Our Board of Directors oversees risks associated with cybersecurity threats and receives updates periodically from our CISO regarding cybersecurity risks. These updates include, among other topics, cybersecurity program maturity progress, reviews of existing and newly identified cybersecurity risks (including AI risk), status updates on how management is addressing and/or mitigating those risks, information about cybersecurity incidents (if any), as well as updates regarding the status of key cybersecurity initiatives.

Our CISO is principally responsible for assessing and managing our cybersecurity risk management program, in partnership with leaders from our Technology, Information Security, Internal Audit, Legal and Compliance teams. Such individuals have an average of over 20 years of prior work experience in various roles involving technology, information security, auditing and compliance. These individuals, including the CISO, are informed about and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, our CISO then makes periodic reports to the Board of Directors regarding such matters.

ITEM 2. PROPERTIES.

We lease office space under operating leases with various expiration dates through 2034. We do not own any real property. Our corporate headquarters are located in San Francisco, California. We also have leased office space in other locations, including New York, New York; Chicago, Illinois; and Toronto, Ontario. We believe that our facilities are adequate to meet our current needs.

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

Holders of Record

As of August 21, 2026, there were 191 stockholders of record of our Class A common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of August 21, 2026, there were 105 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We currently intend to retain any future earnings to finance the operation and expansion of our business, and we do not expect to declare or pay any dividends for the foreseeable future.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2026.

Recent Sales of Unregistered Securities

None.

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or be deemed “filed” with the SEC, for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act.

The graph below shows the cumulative total stockholder return on our Class A common stock relative to the cumulative total returns on the Nasdaq Composite Index and the S&P North American Technology Index. The graph assumes (i) that $100 was invested in our Class A common stock and in each index at the market close on June 30, 2021 and (ii) gross dividends are reinvested. The stock price performance shown in the graph represents past performance and should not be considered an indication of future stock price performance.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K (“Form 10-K”). You should review the section titled “Risk Factors” for a discussion of important factors that could cause our actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Unless the context otherwise requires, all references in this Report to “Affirm,” the “Company,” “we,” “our,” “us,” or similar terms refer to Affirm Holdings, Inc. and its subsidiaries. A discussion regarding our financial condition and results of operations for the fiscal year ended June 30, 2026 compared to the fiscal year ended June 30, 2025 is presented below. A discussion regarding our financial condition and results of operations for the fiscal year ended June 30, 2025 compared to the fiscal year ended June 30, 2024 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended June 30, 2025.
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
Our payment network allows consumers to pay for purchases in fixed amounts without deferred interest, late fees, or penalties. We empower consumers to pay over time rather than paying for a purchase entirely upfront. This increases consumers’ purchasing power and gives them more control and flexibility. Our platform facilitates both true 0% APR payment options and interest-bearing loans. Our solutions empower merchants to more efficiently promote and sell their products, optimize their consumer acquisition strategies, and drive incremental sales. We also provide valuable consumer- and product-level data and insights — information that merchants cannot easily get elsewhere — to better inform their strategies. Finally, for consumers, our app unlocks the full suite of Affirm products, enabling consumers to apply for installment loans, and upon approval, use the Affirm Card online or in-store to complete a purchase. Additionally, consumers can manage the pre- and post-purchase split of Affirm Card transactions into a loan, manage payments, open a high-yield savings account, and access a personalized shopping and offers marketplace.
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
From merchants, we typically earn a fee when we help them convert a sale and facilitate a transaction. Merchant fees depend on the individual arrangement between us and each merchant and may vary based on the loan terms and product offering; we generally earn larger merchant fees on 0% APR financing products.

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
In order to accelerate our ubiquity, we facilitate the issuance of the Affirm Card, a card that can be used physically or virtually and which allows consumers to link a bank account to pay in full, or pay later by accessing credit through the Affirm App. Similarly, we also facilitate the issuance of virtual cards directly to consumers through our app, allowing them to shop with merchants that may not yet be fully integrated with Affirm. When these cards are used over established card networks, we earn a portion of the interchange fee from the transaction.
Our Loan Origination and Servicing Model
When a consumer applies for a loan through our platform, the loan is underwritten using our proprietary risk model. Once approved for the loan, the consumer then selects their preferred repayment option. A portion of these loans are funded and issued by our originating bank partners, which include Celtic Bank, an FDIC-insured Utah state-chartered industrial bank, and Lead Bank, an FDIC-insured Missouri state-chartered bank. These partnerships allow us to benefit from our partners’ ability to originate loans under their banking licenses while complying with various federal, state, and other laws. Under this arrangement, we must comply with our originating bank partners' credit policies and underwriting procedures, and our originating bank partners maintain ultimate authority to decide whether to originate a loan or not. When an originating bank partner originates a loan, it funds the loan through its own funding sources and may subsequently offer and sell the loan to us. Pursuant to our agreements with these partners, we are obligated to purchase the loans facilitated through our platform that such partner offers us and our obligation is secured by cash deposits. To date, we have purchased all of the loans facilitated through our platform and originated by our originating bank partners. When we purchase a loan from an originating bank partner, the purchase price is equal to the outstanding principal balance of the loan, plus a fee and any accrued interest. The originating bank partner also retains an interest in the loans purchased by us through a loan performance fee that is payable by us on the aggregate principal amount of a loan that is paid by a consumer. Refer to Note 12. Fair Value of Financial Assets and Liabilities in the notes to the consolidated financial statements for more information on the performance fee liability.

During the year ended June 30, 2026, we originated loans directly under our lending, servicing, and brokering licenses in Canada, the U.K., and across most states in the U.S. through our consolidated subsidiaries. For the years ended June 30, 2026, 2025 and 2024, we directly originated approximately $9.5 billion, or 19%, $6.3 billion, or 17%, and $4.5 billion, or 17% of loans, respectively.
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
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow GMV, we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization transactions, variable funding notes, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. Our total platform portfolio is defined as the unpaid principal balance outstanding of all loans facilitated through our platform as of the balance sheet date, including loans held for investment, loans held for sale, and loans owned by third parties. As of both June 30, 2026 and June 30, 2025, our equity capital as a percentage of our total platform portfolio was 4%. The mix of on-balance sheet and off-balance sheet funding is a function of how we choose to allocate loan volume, which is determined by the economic arrangements and supply of capital available to us, both of which may also impact our results in any given period.
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
Additionally, our operating results are impacted by the percentage of GMV related to transactions occurring through direct merchant point-of-sale integrations relative to GMV processed by our card-issuing partners, which includes transactions on the Affirm Card, our virtual debit cards, and with merchants that integrate Affirm services through one of our platform partners or utilize one of our card-issuing partners to process transactions. While commercial and economic terms vary across these offerings, we generally earn a portion of the interchange fees paid by the merchant which are shared with us through our agreement with the card-issuing partner.
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

The following table presents the composition of loans held for investment, less accrued interest receivable, by loan product, as of the end of each period presented (in thousands):

	June 30, 2026	June 30, 2025	June 30, 2024
Interest-bearing monthly installment loans	$6,973,844	$5,064,696	$4,364,673
0% APR monthly installment loans	1,891,632	1,473,549	971,014
Pay-in-X	600,907	419,337	271,609
Total	$9,466,383	$6,957,582	$5,607,296
The following table presents the composition of the average balance of loans held for investment, less accrued interest receivable, by loan product, for each period presented (in thousands):

	Year ended June 30,		2026 v 2025
	2026	2025	Change $	Change %
	(in thousands, except percentages)
Average loan balance (1)
Interest-bearing monthly installment loans	$5,911,201	$4,843,489	$1,067,712	22%
0% APR monthly installment loans	1,692,756	1,210,934	481,823	40%
Pay-in-X	$546,666	$362,522	$184,144	51%
Total	$8,150,624	$6,416,945	$1,733,679	27%

(1) The average balance of loans held for investment, less accrued interest receivable, is calculated using the ending balances at each quarter-end during the fiscal year, including the prior fiscal year-end.

Loans held for investment increased by 36% and 24%, respectively, over the years ended June 30, 2026 and 2025. The balance and product mix of loans held for investment in a given period is driven by the volume and composition of loan purchases and originations as well as the volume, composition and timing of loan sales to third party investors and securitizations.
With respect to the years ended June 30, 2026 and 2025, loans held for investment increased primarily due to overall GMV growth. For the year ended June 30, 2026, the average balance of interest-bearing monthly installment loans increased by 22%, while the average balance of 0% APR monthly installment loans and Pay-in-X loans increased by 40% and 51%, respectively, compared to the same period in 2025.
During the year ended June 30, 2026, we purchased $40.2 billion of loans from our originating bank partners and directly originated $9.5 billion of loans. The purchased volume of loans originated by our bank partners during the periods primarily included a mix of interest bearing and 0% APR monthly installment products whereas the volume of loans originated through one of our subsidiaries during the periods was primarily Pay-in-X. The total volume and composition of loans purchased and originated during the periods is correlated with the volume and composition of GMV.
During the year ended June 30, 2026, we held substantially all Pay-in-X loans on our balance sheet, while selling a percentage of our interest bearing monthly installment loans and 0% APR monthly installment loans to third party investors, either directly or through off balance sheet securitizations. During the year ended June 30, 2026, we sold loans with an unpaid principal balance of $21.9 billion, comprised of 86% interest-bearing monthly installment loans and 14% 0% APR monthly installment loans.
Refer to Key Operating Metrics for additional information on GMV for the year ended June 30, 2026, compared to the same period in 2025.

Seasonality
We experience seasonal fluctuations in our business as a result of consumer spending patterns. Historically, our GMV has tended to be higher during our second and fourth fiscal quarters, due to increases in retail commerce during the holiday season and other promotional activity. Our loan delinquencies tend to be at their lowest during our fiscal third and fourth quarters, as consumer savings benefit from tax refunds. Adverse events that occur during these quarters could have a disproportionate effect on our financial results for the fiscal year.
Macroeconomic Environment
We regularly monitor the direct and indirect impacts of the current macroeconomic conditions on our business, financial condition, and results of operations. Following the Federal Reserve’s decision to begin reducing the federal funds interest rate in late 2024, interest rates have declined; however, uncertainty remains as to whether and to what extent the federal funds interest rate will remain at current levels, increase or decrease in future periods. Simultaneously, economic uncertainty and unpredictability, including the prospect of economic recession, persistent inflation, and the magnitude, duration and impact of tariffs on global trade, has impacted and may continue to impact both consumer spending and loan repayments. These challenges have affected, and may continue to affect, our business and results of operations in the following ways:
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

•Managing delinquency rates: We are continuously optimizing our underwriting to manage delinquency rates. While these actions did not adversely affect our GMV growth rates during fiscal 2026, any future credit tightening could adversely impact GMV growth rates.

•Borrowing costs: The Federal Reserve began decreasing the federal funds interest rate in late 2024, leading to a decline in our average funding costs. However, there is continued uncertainty as to whether and to what extent the Federal Reserve may decrease or increase the federal funds rate in the future.

•Volatile capital markets: Since fiscal 2024, capital markets have shown improvement against prior periods. Strong loan performance has allowed us to add substantial capacity across funding channels.

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

Consumer Credit Optimization and Loan Performance
We continue to optimize our underwriting and take other actions to manage consumer loan repayment and minimize losses. For example, we offer loan modifications to borrowers experiencing financial difficulty to provide greater flexibility for consumers to repay their obligations, through payment deferrals or loan re-amortizations. A payment deferral extends the next payment due date, and while a consumer may receive more than one deferral, the total deferral period may not exceed three months. A loan re-amortization lowers the monthly payments by extending the term by up to twelve additional months beyond the current remaining term, capped at a total remaining term of twenty-four months.

These loan modification programs also impact our delinquency rates, and such impact can vary over time. The volume of loan modifications during the fiscal year ended June 30, 2026 increased to 0.25% up from 0.17% in the same period in 2025. Our reported delinquency and charge off rates include loans which have become past due or have charged off subsequent to modification. We continue to evaluate the effectiveness of these programs and may modify, expand, or contract their usage, which may affect the timing of reported delinquencies and charge offs in future periods.
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
U.S. Income Tax
On July 4, 2025, the One Big Beautiful Bill Act (the "Act") was enacted into law, which included certain modifications to U.S. tax law. The Company continues to evaluate the impact of these provisions of the Act on our Consolidated Financial Statements.
During the fourth quarter of the year ended June 30, 2026, after considering all available positive and negative evidence, we concluded that sufficient positive evidence was available to support the determination that it is more likely than not that a significant portion of our domestic deferred tax assets will be realized. We gave significant weight to objectively verifiable evidence, including our achievement of a cumulative U.S. income position over the three-year period, measured using pretax book income adjusted for permanent book-to-tax differences, and sustained improvements in operating performance, including continued U.S. profitability in recent periods. We also considered anticipated future taxable income. Accordingly, we released a significant portion of our domestic valuation allowance, resulting in a non-cash income tax benefit of approximately $1.5 billion during the year ended June 30, 2026.

As a result of this valuation allowance release, our future effective tax rate may differ from historical periods as changes in domestic deferred tax assets and liabilities will generally be recognized in income tax expense or benefit as they arise. Our cash taxes are expected to continue to differ from our income tax expense due to available tax attributes, timing differences, and other items.
Key Operating Metrics

We focus on several key operating metrics to measure the performance of our business and help determine our strategic direction. In addition to revenue, net income (loss), and other results under U.S. GAAP, the following tables set forth key operating metrics we use to evaluate our business.

	June 30, 2026	June 30, 2025	June 30, 2024
	(in billions)
Gross merchandise volume (GMV)	$50.2	$36.7	$26.6
GMV
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the year ended June 30, 2026, GMV was $50.2 billion, which represented an increase of approximately 37% and 88% compared to the years ended June 30, 2025 and 2024, respectively. Overall, the increase in GMV was driven by growth in our direct to consumer products, including Affirm Card, and overall increases in active merchants, active consumers and average transactions per consumer. In addition, for the year ended June 30, 2026, GMV from our top five merchants and platform partners collectively grew 26% and 75% as compared to the same period in 2025 and 2024, respectively. The composition of our top five merchants and platform partners is determined based on GMV for each reporting period and, accordingly, the specific merchants and/or platform partners included in the top five may change period-over-period. During the year ended June 30, 2026, the concentration of GMV derived from our top five partners declined slightly to 44% compared to 47% for the years ended 2025 and 2024 as a result of the continued diversification of GMV across merchants, platform partners and through our direct to consumer products. GMV attributable to Amazon represented 22% of total GMV for the year ended June 30, 2026, compared to 22% and 21% for the same period in 2025 and 2024, respectively.
During the year ended June 30, 2026, GMV increased for interest-bearing installment loans, 0% APR monthly installment loans and Pay-in-X, compared to the same period in 2025 and 2024; however, the rate of GMV growth varied by product type over the same periods. Growth rates varied by product due to differences in merchant and platform mix and timing of certain promotions and campaigns.
GMV from interest-bearing installment loans grew 33% and 79% as compared to the same period in 2025 and 2024, respectively. Interest-bearing installment loans represented 70%, 72%, and 74% of total GMV for the years ended June 30, 2026, 2025, and 2024, respectively.
GMV from Pay-in-X grew 50% and 99% as compared to the same period in 2025 and 2024, respectively. Pay-in-X represented 16%, 14%, and 15% of total GMV for the years ended June 30, 2026, 2025, and 2024, respectively.
GMV from 0% APR monthly installment loans grew 46% and 138% as compared to the same period in 2025 and 2024, respectively. 0% APR installment loans represented 14%, 13%, and 11% of total GMV for the years ended June 30, 2026, 2025, and 2024, respectively.

	June 30, 2026	June 30, 2025	June 30, 2024
	(in thousands, except per consumer data)
Active consumers	27,782	23,003	18,713
Transactions per active consumer	7.0	5.8	4.9
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who completes at least one transaction on our platform during the 12 months prior to the measurement date.
As of June 30, 2026, we had approximately 27.8 million active consumers, which represented an increase of 21% and 48% compared to June 30, 2025, and June 30, 2024, respectively. The increase was primarily due to a high retention rate of existing consumers, including continued adoption and engagement among Affirm Card users, which represent an increasing percentage of our active consumer population, and the acquisition of new consumers through an expansion in active merchants and platform partnerships.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date.
As of June 30, 2026, we had approximately 7.0 transactions per active consumer, an increase of 20% and 44%, compared to the same period in 2025 and 2024, respectively. The increase was primarily due to platform growth and a higher frequency of repeat users driven by consumer engagement, including growth of Affirm Card active consumers. As of June 30, 2026, Affirm Card represented approximately 15% of the total number of transactions compared to approximately 10% and 8% as of June 30, 2025 and 2024, respectively.

Results of Operations

The following tables set forth selected consolidated statements of operations and comprehensive income (loss) data for each of the periods presented:

	Year ended June 30,			2026 vs 2025		2025 vs 2024
	2026	2025	2024	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenue
Merchant network revenue	$1,149,932	$882,658	$674,607	$267,274	30%	$208,051	31%
Card network revenue	293,990	231,308	151,401	62,682	27%	79,907	53%
Total network revenue	1,443,922	1,113,966	826,008	329,956	30%	287,958	35%
Interest income (2)	2,047,485	1,608,221	1,204,355	439,264	27%	403,866	34%
Gain on sales of loans (2)	596,553	381,622	197,153	214,931	56%	184,469	94%
Servicing income	173,123	120,602	95,483	52,521	44%	25,119	26%
Total revenue, net	4,261,082	3,224,412	2,322,999	1,036,670	32%	901,413	39%
Operating expenses (3)
Loss on loan purchase commitment	311,864	242,264	180,395	69,600	29%	61,869	34%
Provision for credit losses	796,650	616,683	460,628	179,967	29%	156,055	34%
Funding costs	454,016	425,451	344,253	28,565	7%	81,198	24%
Processing and servicing	613,587	457,849	343,249	155,738	34%	114,600	33%
Technology and data analytics	747,145	589,723	501,857	157,422	27%	87,866	18%
Sales and marketing	342,531	434,847	576,405	(92,316)	(21)%	(141,558)	(25)%
General and administrative	578,312	545,053	525,291	33,259	6%	19,762	4%
Restructuring and other	—	(184)	6,768	184	(100)%	(6,952)	(103)%
Total operating expenses	3,844,105	3,311,685	2,938,846	532,420	16%	372,839	13%
Operating income (loss)	$416,977	$(87,273)	$(615,847)	$504,250	NM (1)	$528,574	86%
Other income, net	75,750	148,737	100,320	(72,987)	(49)%	48,417	48%
Income (loss) before income taxes	$492,727	$61,464	$(515,527)	$431,263	NM (1)	$576,991	112%
Income tax expense (benefit)	(1,437,067)	9,279	2,230	(1,446,346)	NM (1)	7,049	316%
Net income (loss)	$1,929,793	$52,186	$(517,757)	$1,877,607	NM (1)	$569,943	110%

(1)Not meaningful (“NM”)
(2)Upon purchase of a loan from our originating bank partners at a price above the fair market value of the loan or upon the origination of a loan with a par value in excess of the fair market value of the loan, a discount is included in the amortized cost basis of the loan. For loans held for investment, this discount is amortized over the life of the loan into interest income. For loans held for sale, when a loan is sold to a third-party loan buyer or off-balance sheet securitization trust, the unamortized discount is released in full at the time of sale and recognized as part of the gain or loss on sales of loans. However, the cumulative value of the loss on loan purchase commitment or loss on origination, the interest income recognized over time from the amortization of discount while retained, and the release of discount into gain on sales of loans, together net to zero over the life of the loan. See Note 4. Loans Held for Investment and Allowance for Credit Losses for a table detailing the discount activity for loans held for investment for the periods presented.
(3)Amounts include stock-based compensation expense. See Note 14. Equity Incentive Plans for the amounts presented within each operating expense line item for the periods presented.

Comparison of the Years Ended June 30, 2026 and 2025

Merchant Network Revenue
Merchant network revenue is impacted by both GMV and the mix of loans originated on our platform, including the distribution of loans by product. While we generally earn higher merchant fees on 0% versus interest-bearing loan products, merchant fee rates on each transaction are also impacted by the existence of a commercial agreement and negotiated pricing with each merchant, which may vary depending on loan term, loan size, borrower credit risk, and pricing incentives. We generally earn lower merchant revenue on our direct to consumer products, including Affirm Card, which are predominantly interest-bearing.
Merchant network revenue increased by $267.3 million, or 30%, for the year ended June 30, 2026, compared to the same period in 2025. The increase is primarily attributed to an increase in GMV of $13.5 billion, or 37%, for the year ended June 30, 2026, compared to the same period in 2025. The volume-driven increase in merchant network revenue was offset by an increase in the loss on loan originations by $56.1 million, or 61%, for the year ended June 30, 2026. Additionally, merchant incentives, recorded as a reduction of revenue, increased by $9.5 million for the year ended June 30, 2026, compared to the same period in 2025.
Merchant network revenue as a percentage of GMV decreased to 2.3% for the year ended June 30, 2026 from 2.4% for the year ended June 30, 2025. The portion of GMV attributed to 0% APR loans, including Pay-in-X, increased by 48% for the year ended June 30, 2026, compared to the same period in 2025; however, the impact of a higher percentage of GMV attributed to 0% APR loans was offset by an increase in direct to consumer transactions as a percentage of GMV, led by the growth of Affirm Card.
Card Network Revenue
Card network revenue increased by $62.7 million, or 27%, for the year ended June 30, 2026, compared to the same period in 2025. Card network revenue growth is correlated with the growth of GMV processed by our card-issuing partners. As such, the increase is primarily driven by $17.5 billion of GMV processed through our card-issuing partners, an increase of approximately 47% for the year ended June 30, 2026, as compared to the same period in 2025. This was driven by increased card activity primarily through Affirm Card and our virtual debit cards, as well as GMV generated by merchants utilizing our agreement with card-issuing partners as a means of integrating Affirm services. Card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
The volume-driven increase in card network revenue was partially offset by an increase in merchant incentives, which are recorded as a reduction to card network revenue. For the year ended June 30, 2026, merchant incentives increased by $18.4 million, or 144%, compared to the same period in 2025.
Interest Income
Interest income increased by $439.3 million, or 27%, for the year ended June 30, 2026, compared to the same period in 2025. Generally, interest income is correlated with the changes in the average balance of loans held for investment, which increased by 27% to $8.2 billion for the year ended June 30, 2026, compared to the same period in 2025.
The increase was primarily driven by contractual interest income for interest-bearing loans, which grew approximately $373.9 million for the year ended June 30, 2026, compared to the same period in 2025, comprising 85% of the total increase. Interest income from the amortization of the discount on 0% and below market APR loans grew approximately $77.9 million over the same period, comprising 18% of the total increase.
Although the average balance of interest bearing loans held for investment increased during the year ended June 30, 2026, compared to the same period in 2025, growth in average loan balances varied by product type. In particular, the average balance of 0% APR loans grew more on a percentage basis than the average balance of interest bearing loans. As a result, interest income from the amortization of the loan discount grew at a higher rate than contractual interest income.

Gain on Sale of Loans
Gain on sales of loans increased by $214.9 million, or 56%, for the year ended June 30, 2026, compared to the same period in 2025. The increase is driven by higher loan sale volume to third-party loan buyers and favorable transaction economics, which are primarily driven by market conditions. We sold loans with an unpaid principal balance of $21.9 billion for the year ended June 30, 2026, compared to $15.8 billion for the same period in 2025, an increase of 39%.
The volume-driven increase in gain on sales of loans, for the year ended June 30, 2026, was further accelerated by a decrease in our estimated recourse liability for loans sold to third-party investors of $12.2 million, or 38%, compared to the same period in 2025.
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
With respect to fair value adjustments, we remeasure the fair value of servicing assets and liabilities each period and recognize the change in fair value in servicing income. We utilize a discounted cash flow approach to remeasure the fair value of servicing rights. Because we earn servicing income based on the outstanding principal balance of the portfolio, fair value adjustments are impacted by the timing and amount of loan repayments. As such, over the term of each loan portfolio sold, fair value adjustments for servicing assets will decrease servicing income and fair value adjustments for servicing liabilities will increase servicing income. We discuss our valuation methodology and significant Level 3 inputs for servicing assets and liabilities within Note 12. Fair Value of Financial Assets and Liabilities of the notes to our consolidated financial statements.

Servicing income increased by $52.5 million, or 44%, for the year ended June 30, 2026, compared to the same period in 2025. The increase was primarily due to an increase in servicing fee revenue which is calculated as a percentage of the unpaid principal balance of off-balance sheet loans. The average unpaid principal balance of loans held by third-party investors and off-balance sheet securitizations increased to $9.1 billion for the year ended June 30, 2026, compared to the same period in 2025, an increase of 42%.
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
Loss on loan purchase commitment increased by $69.6 million, or 29%, for the year ended June 30, 2026, compared to the same period in 2025, primarily due to an increase in total volume of loans purchased. During the year ended June 30, 2026, we purchased $40.2 billion of loans from our originating bank partners, compared to $30.0 billion in the same period in 2025, representing an increase of 34%. Of the total loans purchased, 0% APR installment loans represented $6.3 billion during the year ended June 30, 2026, and $4.4 billion for the same period in 2025, an increase of 41%. The impact of higher loan purchase volume period over period was partially offset by a decrease in the average loan discount percentage period over period, primarily due to lower benchmark interest rates.

Provision for Credit Losses
Provision for credit losses generally represents the amount of expense required to maintain the allowance for credit losses within our consolidated balance sheet, which represents management’s estimate of future losses on loans and other receivables. In the event that our loans and receivables outperform our expectation and/or we reduce our expectation of credit losses in future periods, we may release reserves and thereby reduce the allowance for credit losses, yielding income in the provision for credit losses. The provision is determined based on our estimate of expected future losses on loans originated during the period and held for investment on our balance sheet, changes in our estimate of future losses on loans outstanding as of the end of the period and the net charge-offs incurred in the period.
Provision for credit losses increased by $180.0 million, or 29%, for the year ended June 30, 2026 compared to the same period in 2025. Provision expense is primarily related to loans held for investment, where the amount of provision expense recognized during the period will depend on the balance and composition of loans held for investment, future loss expectations and net charge-offs realized during the period. For the year ended June 30, 2026, the provision expense for loans held for investment increased by $189.4 million, or 32%. Additionally, the average balance of loans held for investment increased by $1.7 billion, or 27%, for the year ended June 30, 2026, compared to the same period in 2025.
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
Funding costs increased by $28.6 million or 7%, for the year ended June 30, 2026, compared to the same period in 2025. The increase is primarily due to an increase of funding debt and notes issued by securitization trusts during the year ended June 30, 2026, partially offset by favorable pricing terms. The average total of funding debt from warehouses and securitizations for the year ended June 30, 2026 was $7.5 billion, compared to $5.9 billion during the same period in 2025, an increase of $1.6 billion, or 27%.
Processing and Servicing
Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense, salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead.
Processing and servicing expense increased by $155.7 million, or 34%, for the year ended June 30, 2026, compared to the same period in 2025. This increase is driven partially by an increase in payment processing fees of $100.5 million, or 38%, related to an increase of $12.3 billion, or 38%, in payment volume for the year ended June 30, 2026, compared to the same period in 2025. Platform fees increased by $46.3 million, or 43%, primarily due to an increase in volume with a large enterprise partner. Additionally, our customer service and collection costs increased by $25.7 million, or 36%, compared to the same period in 2025. Our average total platform portfolio increased by $4.6 billion, or 35%, for the year ended June 30, 2026, compared to the same period in 2025.
Technology and Data Analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering, product, and credit and analytics employees, as well as the amortization of internally-developed software and technology intangible assets, and our infrastructure and hosting costs.
Technology and data analytics expense increased by $157.4 million or 27%, for the year ended June 30, 2026, compared to the same period in 2025. The increase is partially driven by amortization of internally-developed software which increased by $76.0 million, or 35%, for the year ended June 30, 2026, compared to the same period in 2025, as a result of an increase in the number of capitalized projects. Capitalized projects in service grew by 19% from approximately 1,470 projects as of June 30, 2025 to 1,750 projects as of June 30, 2026. Data infrastructure and hosting costs, including data provider costs, increased by $52.2 million, or 33%, for the year ended June 30, 2026, compared to the same period in 2025. The increase in data infrastructure and hosting costs was primarily driven by an increase in the number of consumer transactions. For the year ended June 30, 2026, the number of consumer transactions increased by 45% from continued growth at our merchants and platform partners when compared to the same period in 2025. Payroll and personnel-related expenses increased by $22.3 million, or 11%, for the year ended June 30, 2026, compared to the same period in 2025, primarily due to an increase in headcount.
Sales and Marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, and costs of marketing and promotional activities.
Sales and marketing expense decreased by $92.3 million or 21%, for the year ended June 30, 2026, compared to the same period in 2025. During the year ended June 30, 2026, the decrease was primarily driven by a $92.4 million, or 32%, decrease in Amazon warrant expense compared to the same period in 2025, primarily due to a portion of the warrants becoming fully vested as of December 2024. Additionally, the decrease was also driven by a $15.4 million, or 58%, decrease in Shopify warrant expense during the year ended June 30, 2026, compared to the same period in 2025, primarily due to an amendment made in our partnership agreement, which extended the period of benefit over which we amortize the commercial agreement asset from six to nine years. The decrease in sales and marketing expense was partially offset by an increase in marketing and promotional expenses, including the cost of co-marketing arrangements. For the year ended June 30, 2026, marketing and promotional expenses, including the cost of co-marketing arrangements, increased by $13.8 million, or 36%, compared to the same period in 2025.
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
General and administrative expense increased by $33.3 million or 6%, for the year ended June 30, 2026, compared to the same period in 2025. The increase is primarily due to growth in payroll and other employee-related costs, and software and subscription expense, partially offset by a decrease in stock-based compensation expense.
Other Income, net
Other income, net includes interest earned on cash and cash equivalents and restricted cash, interest earned on securities available for sale, impairment or other adjustments to the cost basis of non-marketable equity securities held at cost, gains and losses on derivative agreements not designated within a hedging relationship, interest expense related to convertible debt as well as any gains (losses) on extinguishment, revolving credit facility issuance costs, fair value adjustments related to liabilities, and other income or expense arising from activities that are unrelated to our primary business.
Other income, net decreased by $73.0 million, or 49%, for the year ended June 30, 2026, compared to the same period in 2025. The decrease was primarily driven by a $80.9 million, or 98%, reduction in the gain recognized on the early extinguishment of convertible debt, reflecting fewer repurchases compared to the same period in 2025.
Income Tax Expense (Benefit)
The income tax benefit for the year ended June 30, 2026 was $1.4 billion, compared to an income tax expense of $9.3 million for the same period in 2025. The income tax benefit was primarily attributable to the release of a significant portion of the valuation allowance against our domestic deferred tax assets during the year ended June 30, 2026.
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
Our principal sources of liquidity are cash and cash equivalents, available for sale securities, available capacity from warehouse and revolving credit facilities, securitization trusts, forward flow loan sale arrangements, and certain cash flows from our operations. As of June 30, 2026, we had $2.6 billion in cash and cash equivalents and available for sale securities, $5.3 billion in available funding debt capacity, excluding our purchase commitments from third-party loan buyers, and $675.0 million in borrowing capacity available under our revolving credit facility. We believe our principal sources of liquidity are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months.
The following table summarizes our cash, cash equivalents and investments in debt securities (in thousands):

	June 30, 2026	June 30, 2025
Cash and cash equivalents (1)	$1,630,038	$1,354,455
Investments in short-term debt securities (2)	647,811	652,491
Investments in long-term debt securities (2)	324,831	218,934
Cash, cash equivalent and investments in debt securities	$2,602,680	$2,225,880

(1)Cash and cash equivalents consist of checking, money market and savings accounts held at financial institutions and short-term highly liquid marketable securities, including money market funds, agency bonds, commercial paper, and government bonds purchased with an original maturity of three months or less.
(2)Securities available for sale at fair value primarily consist of certificates of deposits, corporate bonds, municipal bonds, commercial paper, agency bonds, government bonds, and securitization notes receivable and certificates. Short-term securities have maturities less than or equal to one year, and long-term securities range from greater than one year to less than five years.

Debt
Debt as of June 30, 2026 primarily includes funding debt, notes issued by securitization trusts, convertible senior notes and our revolving credit facilities. A detailed description of each of our borrowing arrangements is included in Note 8. Debt in the notes to the consolidated financial statements.
The following table summarizes the future maturities of our warehouse credit facilities, variable funding notes, sale and repurchase agreements, and notes issued by securitization trusts as of June 30, 2026.

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2028	1,450,000	823,665
2029	1,982,361	1,003,629
2030	1,622,720	1,132,952
2031	231,814	179,487
Thereafter	8,725,000	5,569,282
Total	$14,011,895	$8,709,015
Refer to “Convertible Senior Notes” below for the maturities of our convertible senior notes.
Warehouse Credit Facilities
Our U.S. warehouse credit facilities allow us to borrow up to an aggregate of $6.1 billion, and mature between 2028 and 2032. We may continue to pledge new receivables to allow us to borrow up to the commitment amount throughout the revolving period for each facility. The length of the revolving period, the maximum amount we may borrow against pledged collateral balance during the revolving period, and the length of the amortization period prior to the maturity date varies across borrowing facilities depending on negotiated loan terms. As of June 30, 2026, we have drawn an aggregate of $2.4 billion on our warehouse credit facilities.
We use various credit facilities to finance the origination of loan receivables in Canada and the U.K. Similar to our U.S. warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by Canadian and British loan receivables pledged to the respective facility as collateral, maturing between fiscal years 2029 and 2031. As of June 30, 2026, the aggregate commitment amount of these facilities was $1.2 billion on a revolving basis, of which $586.7 million was drawn.
As we continue to expand in new geographies, we intend to add the necessary funding capacity to support our growth objectives. As of June 30, 2026, we were in compliance with all applicable covenants in the agreements.
Variable Funding Note
We entered into a syndicated revolving loan agreement through a securitization master trust which funds loans. In connection with the loan agreement, the master trust issued a variable funding note (“VFN”), where borrowings are secured by loan collateral sold to the master trust. Throughout the reinvestment period of the VFN, the master trust periodically issues asset-backed securities, where securitization note proceeds affect the level of utilization of the VFN. Our VFN allows us to borrow up to an aggregate of $1.4 billion and matures in fiscal year 2032. As of June 30, 2026, we have drawn an aggregate of $356.9 million on our VFN. As of June 30, 2026, we were in compliance with all applicable covenants in the agreements.

Sale and Repurchase Agreements
We entered into certain sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. These repurchase agreements have a term equaling the contractual life of the securitization notes pledged. We had $4.7 million in debt outstanding under our sale and repurchase agreements disclosed within funding debt in the consolidated balance sheets as of June 30, 2026.
Securitizations
We finance the origination and purchase of loans through our asset-backed securitization program using a combination of term, amortizing, revolving and variable funding structures. In connection with our program, we sponsor and establish trusts (deemed to be variable interest entities (“VIEs”)) which issue securities collateralized by the loans we sell to the trust. Securities issued from our asset-backed securitizations are senior or subordinated, based on the waterfall criteria of loan payments to each security class. The subordinated residual interests issued from these transactions are first to absorb credit losses in accordance with the waterfall criteria. For these VIEs, the creditors have no recourse to the general credit of Affirm and the liabilities of the VIEs can only be settled by the respective VIEs’ assets. Additionally, the assets of the VIEs can be used only to settle obligations of the VIEs. For each securitization, the residual trust certificates represent the right to receive excess cash from the loan repayments each collection period after all fees and required distributions have been made to the note holders. In addition to the retained residual trust certificates, our continued involvement includes loan servicing responsibilities over the life of the underlying loans. Refer to Note 9. Securitization and Variable Interest Entities in the notes to the consolidated financial statements for further details.
Revolving Credit Facility
We have a Revolving Credit Agreement with a syndicate of banks for a $675.0 million unsecured revolving credit facility, with a final maturity date of June 18, 2029. Proceeds from the borrowings under this facility will be used for general corporate purposes in the ordinary course of business. As of June 30, 2026, there are no borrowings outstanding under the facility. The facility contains certain covenants and restrictions, including certain financial maintenance covenants. As of June 30, 2026, we were in compliance with all applicable covenants in the agreements. Refer to Note 8. Debt in the notes to the consolidated financial statements for further details on our revolving credit facility.

Convertible Senior Notes

As of June 30, 2026, we had outstanding: (i) $221.3 million aggregate principal amount of our 0.00% convertible senior notes due November 15, 2026 (the “2026 Notes”) and (ii) $920.0 million principal amount of our 0.75% convertible senior notes due December 15, 2029 (the “2029 Notes”), in each case unless earlier converted, redeemed, or repurchased in accordance with their terms. Refer to Note 8. Debt in the notes to the consolidated financial statements for further details.
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

Cash Flow Analysis

The following table provides a summary of cash flow data during the periods indicated:

	June 30, 2026	June 30, 2025
	(in thousands)
Net cash provided by operating activities	$1,230,974	$793,909
Net cash used in investing activities	$(2,553,427)	$(1,083,064)
Net cash provided by financing activities	$2,009,688	$751,425
Cash Flows from Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
Net cash provided by operating activities was $1.2 billion for the year ended June 30, 2026, which reflected adjustments for significant non-cash items, including provision for losses, amortization of premiums and discounts on loans, gain on sale of loans, commercial agreement warrant expense, stock-based compensation, depreciation and amortization, deferred income tax benefit, and changes in operating assets and liabilities. Total adjustments and changes in operating assets and liabilities collectively resulted in a net decrease in operating cash flows of $698.8 million.

Net cash provided by operating activities was $793.9 million for the year ended June 30, 2025, which reflected adjustments for significant non-cash items, including provision for credit losses, amortization of premiums and discounts on loans, gain on sale of loans, commercial agreement warrant expense, stock-based compensation, depreciation and amortization, and changes in operating assets and liabilities. Total adjustments and changes in operating assets and liabilities collectively resulted in a net increase in operating cash flows of $741.7 million.
Cash Flows from Investing Activities
Net cash used in investing activities was $2.6 billion for the year ended June 30, 2026. Cash outflows were primarily driven by purchases and origination of loans held for investment of $46.7 billion, purchases of securities available for sale of $1.0 billion, and property, equipment and software additions of $238.3 million. Cash inflows included $24.7 billion from principal repayments and other loan servicing activity, $19.7 billion in proceeds from the sale of loans held for investment, and $1.0 billion of proceeds from maturities and repayments of securities available for sale.
Net cash used in investing activities was $1.1 billion for the year ended June 30, 2025. Cash outflows were primarily driven by purchases and origination of loans held for investment of $32.5 billion, purchases of securities available for sale of $823.9 million, and property, equipment and software additions of $192.2 million. Cash inflows included $18.7 billion of principal repayments and other loan servicing activity, $12.6 billion in proceeds from the sale of loans held for investment, and $1.2 billion of proceeds from maturities and repayments of securities available for sale.
Cash Flows from Financing Activities
Net cash provided by financing activities was $2.0 billion for the year ended June 30, 2026. Cash inflows were driven by $40.9 billion in proceeds from the issuance of secured debt, including funding debt and securitization notes and certificates, and $158.9 million from the exercise of common stock options and warrants and employee contributions to our Employee Stock Purchase Plan (“ESPP”). Cash outflows included $38.7 billion related to principal repayments of secured debt and $325.2 million for taxes paid on vested equity awards.

Net cash provided by financing activities was $751.4 million for the year ended June 30, 2025. Cash inflows were primarily driven by $23.7 billion in proceeds from the issuance of secured debt, including funding debt and securitization notes and certificates, as well as $920.0 million from proceeds related to the issuance of the 2029 Notes. Cash outflows included $22.3 billion related to principal repayments on secured debt, $1.0 billion related to the extinguishment of a portion of our 2026 Notes, $250.0 million related to the repurchase of shares of our Class A common stock in connection with the issuance of the 2029 Notes, and $303.8 million related to taxes paid on vested equity awards.
Contractual Obligations

	Payments Due By Period
	Total (4)	Less than 1 Year	1 - 3 Years	3 - 5 Years	More than 5 Years
	(in thousands)
Funding debt	$3,359,015	$—	$1,827,293	$562,439	$969,282
Notes issued by securitization trusts	5,349,505	—	—	749,993	4,599,511
Operating lease commitments (1)	37,076	5,505	9,568	9,829	12,174
Purchase obligations (2)	543,063	141,287	298,727	99,782	3,267
Convertible senior notes (3)	1,141,321	221,321	—	920,000	—
Total	$10,429,979	$368,113	$2,135,588	$2,342,044	$5,584,235

(1)Operating lease amounts include minimum rental payments under our leases for office facilities. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases.
(2)Purchase obligations amounts primarily include minimum purchase commitments for cloud computing web services entered into in the ordinary course of business.
(3)The 2026 and 2029 Notes have net carrying amounts of $221.3 million and $920.0 million, respectively. The 2026 Notes do not bear interest and the 2029 Notes will bear interest at a fixed rate of 0.75% per year, payable semiannually in arrears on June 15 and December 15 of each year. The 2026 and 2029 Notes mature on November 15, 2026 and December 15, 2029, respectively.
(4)Amounts presented represent contractual principal obligations and exclude unamortized debt issuance costs.

The commitment amounts in the table above are associated with contracts that are enforceable and legally binding and that specify all significant terms, including fixed or minimum services to be used, and the approximate timing of the actions under the contracts.
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

We have entered into unconsolidated securitization transactions where Affirm is the sponsor and risk retention holder; accordingly, Affirm could experience a loss of up to 5% of both the senior notes and residual trust certificates. In the unlikely event principal payments on the loans backing any off-balance sheet securitization are insufficient to pay holders of senior notes and residual trust certificates, including any retained interests held by Affirm, then any amounts contributed to the securitization reserve accounts may be depleted.

Under certain forward flow loan sale arrangements with third-party loan buyers, we have entered into risk sharing agreements where we may be required to make a payment to the loan buyer or are entitled to receive a payment from the loan buyer, depending on the actual versus expected loan performance as contractually agreed to with the counterparty, and subject to a cap based on a percentage of the principal balance of loans sold.

In addition to risk sharing arrangements, under certain other forward flow arrangements with third-party loan buyers, we hold a beneficial interest representing our right to receive a portion of the residual cash flows from the underlying loans sold in connection with the structured transaction. The loans are held in an unconsolidated VIE that has been established by the third-party loan buyers.

Risk sharing arrangements and beneficial interests are considered variable interests in the unconsolidated VIEs holding the loan assets transferred, as their value is exposed to the performance of those loans. While we may continue to hold variable interest in the unconsolidated VIEs, we determined that we are not the primary beneficiary. Factors we considered for this determination are that we hold an insignificant variable interest or that rights held by other variable interest holders convey power to direct the activities most significantly affecting the unconsolidated VIEs’ economic performance.

As of June 30, 2026, the aggregate outstanding balance of loans held by third-party investors and off-balance sheet securitizations was $10.0 billion. Refer to Note 9. Securitization and Variable Interest Entities and Note 12. Fair Value of Financial Assets and Liabilities of the accompanying notes to our consolidated financial statements for more information.
Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP, which requires us to make certain estimates and judgments that affect the amounts reported in our consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Because certain of these accounting policies require significant judgment, our actual results may differ materially from our estimates. To the extent that there are differences between our estimates and actual results, our future consolidated financial statement presentation, financial condition, results of operations, and cash flows may be affected.
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

In estimating the allowance for credit losses, management utilizes a migration analysis of delinquent and current loan receivables. Migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through various stages of delinquency and to charge-off. The analysis focuses on the pertinent factors underlying the quality of the loan portfolio. These factors include historical performance, the age of the receivable balance, seasonality, customer credit-worthiness, changes in the size and composition of the loan portfolio, delinquency levels, bankruptcy filings and actual credit loss experience. We also take into consideration certain qualitative factors where we adjust our quantitative baseline using our best judgment to consider the inherent uncertainty regarding future economic conditions and consumer loan performance. For example, the Company considers the impact of current economic factors at the reporting date that did not exist over the period from which historical experience was used. As of June 30, 2026 , we have considered the impact of Federal Reserve monetary policy, labor market trends, tariffs and inflation.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations within the United States, Canada and the U.K., and we are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and interest rates. Our market risk exposure is primarily the result of fluctuations in interest rates. Foreign currency exchange rates do not pose a material market risk exposure, as our current operations are primarily in the U.S.
Interest Rate Risk
Our securities available for sale at fair value as of June 30, 2026, included $1.0 billion of marketable debt securities with maturities greater than three months. An increase in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative, liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be significant.
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
We maintain an interest rate risk management program which measures and manages the potential volatility of earnings that may arise from changes in interest rates. We use interest rate derivatives to mitigate the effects of changes in interest rates on our variable rate debt which eliminates some, but not all, of the interest rate risk. Some of these contracts are designated as cash flow hedges for accounting purposes. For those contracts designated as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in other comprehensive income (loss) and is reclassified into funding costs in the same period the hedged transaction affects earnings. Factoring in the interest rate risk management program and the repricing of investment securities, as of June 30, 2026, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $90.0 million adverse impact on our cash flows associated with our market risk sensitive instruments over the next 12 months. This measure projects the changes in cash flows associated with all assets and liabilities, including derivatives, based on contractual market rate-based repricing conditions over a twelve-month time horizon. It considers forecasted business growth and anticipated future funding mix.

Credit Risk
We have credit risk primarily related to our consumer loans held for investment. We are exposed to default risk on both loan receivables purchased from our originating bank partners and loan receivables that are directly originated. The ultimate collectability of a substantial portion of the loan portfolio is susceptible to changes in economic and market conditions. To manage this risk, we utilize our proprietary underwriting models to make lending decisions, score, and price loans in a manner that we believe is reflective of the credit risk. Our proprietary model score (“ITACS”) analyzes the characteristics of a consumer's attributes that are shown to be predictive of both willingness and ability to repay including, but not limited to: basic features of a consumer's credit profile, a consumer's prior repayment performance with other creditors, current credit utilization, and legal and policy changes. Other credit levers, such as user limits and/or down payment requirements, are used to determine the likelihood of a consumer being able to pay.

To monitor portfolio performance, we utilize a wide range of internal and external metrics to review user and loan populations. Each week, management reviews performance for each consumer segment, typically split by ITACS score at the time of origination, financial product originated, age of loan, and delinquency status. Internal performance trendlines are measured against external factors such as unemployment, CPI, and consumer sentiment to determine what changes, if any, in risk strategy are warranted.

As of June 30, 2026 and June 30, 2025, we were exposed to credit risk on $9.6 billion and $7.0 billion, respectively, of loans held within our consolidated balance sheet. Loan receivables are diversified geographically. As of both June 30, 2026 and June 30, 2025, approximately 11% of loan receivables related to consumers residing in the state of California. As of June 30, 2026 and June 30, 2025, approximately 11% and 10% of loan receivables related to consumers residing in the state of Texas, respectively. No other states or provinces exceeded 10%.

In addition, we have credit risk exposure in relation to certain off-balance sheet loans sold to third parties where we have entered into risk sharing arrangements, retained interests in unconsolidated securitization trusts and our residual interests in structured transactions. As of June 30, 2026 and June 30, 2025, the unpaid principal balance of loans sold subject to risk sharing arrangements was $4.2 billion and $8.6 billion, respectively, of which our maximum exposure to losses was $52.7 million and $91.1 million, respectively. The fair value of notes receivable and residual trust certificate retained interests in unconsolidated securitization trusts was $68.4 million and $75.5 million as of June 30, 2026 and June 30, 2025, respectively. The fair value of residual interests in structured transactions was $5.6 million as of June 30, 2026, of which our maximum exposure to losses was $16.7 million.

We are also exposed to credit risk in the event of nonperformance by the financial institutions holding our cash and the issuers of our cash equivalents and available for sale securities. We maintain our cash deposits and cash equivalents in highly-rated, federally-insured financial institutions in excess of federally insured limits. We manage this risk by conducting business with well-established financial institutions, diversifying our counterparties and having guidelines regarding credit rating and investment maturities to safeguard liquidity. Although we are not substantially dependent on a single financing source and have not historically experienced any credit losses related to these financial institutions, if multiple financing sources were to be unable to fulfill their funding obligations to us, it could have a material adverse effect on our financial condition, results of operations and cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

AFFIRM HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Affirm Holdings, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Affirm Holdings, Inc. and subsidiaries (the "Company") as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 27, 2026, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
•We tested the design and effectiveness of controls over the ACL, including management’s controls over the changes to the methodology.
•We tested management’s process for estimating the ACL, which included involving our credit specialists to evaluate the appropriateness of the models and methodologies used including any changes to the models or methodologies.
•We evaluated the accuracy and completeness of the data used to estimate the allowance for credit losses.

/s/ Deloitte & Touche LLP
San Francisco, California
August 27, 2026
We have served as the Company's auditor since 2020.

AFFIRM HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except shares and per share amounts)

	June 30, 2026	June 30, 2025
Assets
Cash and cash equivalents	$1,630,038	$1,354,455
Restricted cash	803,005	401,968
Securities available for sale at fair value	972,642	871,425
Loans held for sale	1	—
Loans held for investment	9,560,742	7,025,534
Allowance for credit losses	(563,295)	(396,929)
Loans held for investment, net	8,997,447	6,628,606
Accounts receivable, net	284,350	426,177
Property, equipment and software, net	685,834	572,637
Goodwill	524,452	534,156
Intangible assets	26,416	12,935
Commercial agreement assets	38,326	57,210
Deferred tax assets	1,467,036	13,929
Other assets	360,601	281,431
Total assets	$15,790,148	$11,154,929
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$84,647	$82,820
Payable to third-party loan owners	199,557	211,700
Accrued interest payable	28,568	24,465
Accrued expenses and other liabilities	199,493	157,272
Convertible senior notes, net	1,129,581	1,153,000
Notes issued by securitization trusts	5,331,229	4,833,855
Funding debt	3,333,248	1,622,808
Total liabilities	10,306,324	8,085,919
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 296,636,147 shares issued and outstanding as of June 30, 2026; 3,030,000,000 shares authorized, 284,378,565 shares issued and outstanding as of June 30, 2025	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 40,539,552 shares issued and outstanding as of June 30, 2026; 140,000,000 authorized, 40,734,234 shares issued and outstanding as of June 30, 2025	1	1
Additional paid in capital	6,647,214	6,140,893
Accumulated deficit	(1,127,025)	(3,056,818)
Accumulated other comprehensive loss	(36,368)	(15,069)
Total stockholders’ equity	5,483,824	3,069,009
Total liabilities and stockholders’ equity	$15,790,148	$11,154,929

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

	June 30, 2026	June 30, 2025
Assets of consolidated VIEs, included in total assets above
Restricted cash	$343,284	$192,638
Loans held for investment	9,361,243	6,828,758
Allowance for credit losses	(529,895)	(365,656)
Loans held for investment, net	8,831,348	6,463,101
Accounts receivable, net	2,969	3,032
Other assets	3,009	2,558
Total assets of consolidated VIEs	$9,180,610	$6,661,329
Liabilities of consolidated VIEs, included in total liabilities above
Accounts payable	$—	$2,833
Accrued interest payable	28,234	23,998
Accrued expenses and other liabilities	4,589	2,797
Notes issued by securitization trusts	5,331,229	4,833,855
Funding debt	3,328,963	1,592,139
Total liabilities of consolidated VIEs	8,693,016	6,455,621
Total net assets of consolidated VIEs	$487,594	$205,707

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share and per share amounts)

	June 30, 2026	June 30, 2025	June 30, 2024
Revenue
Merchant network revenue	$1,149,932	$882,658	$674,607
Card network revenue	293,990	231,308	151,401
Total network revenue	1,443,922	1,113,966	826,008
Interest income	2,047,485	1,608,221	1,204,355
Gain on sales of loans	596,553	381,622	197,153
Servicing income	173,123	120,602	95,483
Total revenue, net	$4,261,082	$3,224,412	$2,322,999
Operating expenses
Loss on loan purchase commitment	$311,864	$242,264	$180,395
Provision for credit losses	796,650	616,683	460,628
Funding costs	454,016	425,451	344,253
Processing and servicing	613,587	457,849	343,249
Technology and data analytics	747,145	589,723	501,857
Sales and marketing	342,531	434,847	576,405
General and administrative	578,312	545,053	525,291
Restructuring and other	—	(184)	6,768
Total operating expenses	3,844,105	3,311,685	2,938,846
Operating income (loss)	$416,977	$(87,273)	$(615,847)
Other income, net	75,750	148,737	100,320
Income (loss) before income taxes	$492,727	$61,464	$(515,527)
Income tax expense (benefit)	(1,437,067)	9,279	2,230
Net income (loss)	$1,929,793	$52,186	$(517,757)
Other comprehensive income (loss)
Foreign currency translation adjustments	$(24,862)	$6,025	$(13,655)
Unrealized gain (loss) on securities available for sale, net	(1,884)	3,297	6,857
Gain (loss) on cash flow hedges	5,447	(2,826)	656
Net other comprehensive income (loss)	(21,299)	6,496	(6,142)
Comprehensive income (loss)	$1,908,494	$58,682	$(523,899)
Per share data:
Net income (loss) per share attributable to common stockholders for Class A and Class B
Basic	$5.76	$0.16	$(1.67)
Diluted	$5.53	$0.15	$(1.67)
Weighted average common shares outstanding
Basic	335,155,421	322,851,873	309,857,129
Diluted	348,846,647	341,023,566	309,857,129

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

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY, CONT.
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Equity
	Shares (1)	Amount
Balance as of June 30, 2025	325,112,799	$3	$6,140,893	$(3,056,818)	$(15,069)	$3,069,009
Issuance of common stock upon exercise of stock options	5,046,794	—	141,061	—	—	141,061
Issuance of common stock, employee share purchase plan	340,438	—	17,870	—	—	17,870
Issuance of common stock upon exercise of warrants	—	—	—	—	—	—
Vesting of restricted stock units	6,675,668	—	—	—	—	—
Vesting of warrants for common stock	—	—	192,276	—	—	192,276
Stock-based compensation	—	—	484,513	—	—	484,513
Tax withholding on stock-based compensation	—	—	(329,399)	—	—	(329,399)
Foreign currency translation adjustments	—	—	—	—	(24,862)	(24,862)
Unrealized loss on securities available for sale	—	—	—	—	(1,884)	(1,884)
Gain on cash flow hedges	—	—	—	—	5,447	5,447
Net income	—	—	—	1,929,793	—	1,929,793
Balance as of June 30, 2026	337,175,699	$3	$6,647,214	$(1,127,025)	$(36,368)	$5,483,824

(1)The share amounts listed above combine Class A and Class B stock.

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	June 30, 2026	June 30, 2025	June 30, 2024
Cash flows from operating activities
Net income (loss)	$1,929,793	$52,186	$(517,757)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for losses	796,650	616,683	460,628
Amortization of premiums and discounts on loans	(305,433)	(233,799)	(187,709)
Gain on sales of loans	(596,553)	(381,622)	(197,153)
Gain on extinguishment of debt	(1,537)	(82,418)	(12,638)
Changes in fair value of assets and liabilities	444	7,146	(2,776)
Amortization of commercial agreement assets	18,884	47,392	73,070
Amortization of debt issuance costs	28,232	30,389	24,546
Accrued interest on securities available for sale	(35,421)	(44,031)	(22,799)
Commercial agreement warrant expense	192,278	271,562	406,714
Stock-based compensation	304,671	321,433	344,511
Depreciation and amortization	303,333	225,076	169,044
Impairment of right of use assets	—	—	752
Deferred income tax expense (benefit)	(1,455,217)	7,113	—
Other	(36,100)	13,703	(25,331)
Change in operating assets and liabilities:
Purchases and origination of loans held for sale	(2,599,368)	(3,389,953)	(4,212,299)
Proceeds from the sale of loans held for sale	2,598,182	3,389,990	4,211,687
Accounts receivable, net	132,603	(84,952)	(167,757)
Other assets	(50,111)	(19,288)	31,228
Accounts payable	1,827	41,801	12,417
Payable to third-party loan owners	(12,142)	52,056	105,791
Accrued interest payable	5,166	2,386	11,138
Accrued expenses and other liabilities	10,792	(48,943)	(55,169)
Net cash provided by operating activities	1,230,974	793,909	450,138
Cash flows from investing activities
Purchases and origination of loans held for investment	(46,660,265)	(32,545,595)	(21,488,547)
Proceeds from the sale of loans held for investment	19,683,618	12,572,254	6,058,799
Principal repayments and other loan servicing activity	24,652,096	18,655,657	14,147,034
Additions to property, equipment and software	(238,346)	(192,189)	(159,296)
Purchases of securities available for sale	(992,920)	(823,886)	(986,071)
Proceeds from maturities and repayments of securities available for sale	1,002,775	1,215,777	1,136,937
Other investing inflows	369	99,917	995
Other investing outflows	(754)	(65,000)	(35,000)
Net cash used in investing activities	(2,553,427)	(1,083,064)	(1,325,149)
Cash flows from financing activities
Proceeds from the issuance of convertible notes	—	920,000	—
Proceeds from the issuance of funding debt	38,055,930	21,174,242	12,639,444
Proceeds from issuance of notes and certificates by securitization trust	2,850,000	2,500,000	2,350,000
Principal repayments of funding debt	(36,318,734)	(21,387,609)	(12,552,937)
Principal repayments of notes issued by securitization trust	(2,350,000)	(900,000)	(1,276,451)
Payment of debt issuance costs	(35,464)	(49,233)	(27,302)
Extinguishment of convertible debt	(25,758)	(1,012,856)	(63,561)
Proceeds from exercise of common stock options and warrants and contributions to ESPP	158,930	60,692	33,125
Repurchase of common stock	—	(250,000)	—
Taxes paid related to net share settlement of equity awards	(325,217)	(303,811)	(189,169)
Net cash provided by financing activities	2,009,688	751,425	913,149
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(10,615)	(1,245)	(2,683)
Net increase in cash, cash equivalents and restricted cash	676,620	461,024	35,455
Cash, cash equivalents and restricted cash, beginning of period	1,756,423	1,295,399	1,259,944
Cash, cash equivalents and restricted cash, end of period	$2,433,043	$1,756,423	$1,295,399

The accompanying notes are an integral part of these consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(in thousands)

	June 30, 2026	June 30, 2025	June 30, 2024
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	1,630,038	1,354,455	1,013,106
Restricted cash	803,005	401,968	282,293
Total cash, cash equivalents and restricted cash	$2,433,043	$1,756,423	$1,295,399

	June 30, 2026	June 30, 2025	June 30, 2024
Supplemental disclosures of cash flow information
Cash payments for interest expense	$426,175	$404,377	$318,235
Cash paid for income taxes	6,618	2,736	1,187
Cash paid for operating leases	22,120	16,575	16,037
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	$179,842	$178,461	$126,510
Securities retained under unconsolidated securitization transactions	76,094	84,718	58,507
Right of use assets obtained in exchange for operating lease liabilities	12,973	6,238	—

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

Merchants partner with us to transform the consumer shopping experience and to acquire and convert consumers more effectively through our frictionless payment network. Consumers get the flexibility to buy now and make simple regular payments for their purchases and merchants see increased average order value, repeat purchase rates, and an overall more satisfied consumer base. Unlike legacy payment options and our competitors’ product offerings, which charge deferred or compounding interest and unexpected costs, we disclose up-front to consumers exactly what they will owe — no hidden fees, no deferred interest, no penalties.

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Our financial statements have been prepared on a consolidated basis. Under this basis of presentation, our financial statements consolidate all wholly owned subsidiaries and VIEs, in which we have a controlling financial interest. These include various business trust entities and limited partnerships established to enter into warehouse credit agreements with certain lenders for funding debt facilities and certain asset-backed securitization transactions. All intercompany accounts and transactions have been eliminated in consolidation.

Within the consolidated financial statements and tables presented in the accompanying notes, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Prior period deferred tax amounts have been reclassified out of other assets to conform to the current period presentation as a separate line item on the consolidated balance sheets and consolidated statements of cash flows. There was no effect on total assets.

Our VIE variable interests arise from contractual, ownership, or other monetary interests in the entity, which change with fluctuations in the fair value of the entity’s net assets. We consolidate a VIE when we are deemed to be the primary beneficiary. We assess whether or not we are the primary beneficiary of a VIE on an ongoing basis.

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

Restricted Cash

Restricted cash consists primarily of: (i) servicing funds held in accounts contractually restricted by agreements with warehouse credit facilities, securitization trusts, and third-party loan owners; and (ii) funds held in accounts as collateral for our originating bank partners; and (iii) other collateral accounts. Our ability to withdraw funds is restricted by contractual provisions under the applicable agreements.

Securities Available for Sale

We hold investments in marketable debt securities, securitization notes receivable and certificates in unconsolidated securitization trusts, and residual interests in structured transactions that are classified as available for sale. These investments are held at fair value with changes in fair value recorded in unrealized gain (loss) on securities available for sale, net within other comprehensive income (loss), excluding the portion relating to any credit loss. As of the end of each reporting period, we review each security where the fair value is less than the amortized cost to determine whether any portion of the decline in fair value is due to a credit loss and/or whether or not we intend to sell or will be required to sell such security before recovery of its amortized cost basis. The portion of any decline in fair value identified as a credit loss will be recognized as an allowance for credit losses through other income (expense), net. To the extent we intend to sell or may be required to sell a security in an unrealized loss position, we 1) reverse any previously recorded allowance for credit losses with an offsetting entry to reduce the amortized cost basis of the security and 2) write-off any remaining portion of the amortized cost basis to equal its fair value, with this change recorded through other income (expense), net.

Interest income for available for sale securities is recorded within other income (expense), net. For our investments in securitization notes receivable and residual trust certificates and for our residual interests in structured transactions, we recognize interest income each period based on the effective interest rate calculated using expected cash flows. Changes in the timing of expected cash flows are accounted for prospectively through an adjustment to interest income. From time to time, depending on our expectation regarding timing of expected cash flows from the investments, we may elect to place certain investments on non-accrual status, where any interest payment received is recorded as a direct reduction of the investment under the cost recovery method.

Available for sale securities initially purchased with less than 90 days until maturity with quoted transaction prices in an active market are classified as cash and cash equivalents.

Loans Held for Investment

We either originate loans directly or purchase our loans from our originating bank partners pursuant to the terms outlined in the respective executed loan sale program agreements between us and our bank partners. Loan receivables that we have the intent and ability to hold for the foreseeable future or until maturity or payoff are classified as held for investment and are reported at amortized cost, which includes unpaid principal balances, any related premiums including fees paid to our originating bank partners, discounts due to loss on loan purchase commitment for bank partner loans with a fair value below the purchase price on the loan purchase date, and discounts due to loss on directly originated loans with a fair value below loan par at origination, where applicable, adjusted for any charge-offs. The amortized cost is adjusted for the allowance for credit losses within loans held for investment, net.

Loans Held for Sale

We sell certain loans to third-party loan buyers and unconsolidated securitization trusts. A loan is classified as held for sale when the loan is identified as for sale to a third-party loan buyer or to be sold to a securitization trust that is anticipated to be off-balance sheet. Loans classified as held for sale are recorded at the lower of amortized cost or fair value. A loan that is initially designated as held for sale or held for investment may be reclassified when our intent for that loan changes. When a loan held for investment is reclassified to held for sale and reported at fair value, any allowance for the credit loss related to that loan is released and any fair value adjustment to record the loan at the lower of amortized cost or fair value is recorded. Our loans designated as held for sale are generally sold within one to three days of the balance sheet date. Fair value adjustments were not material for loans designated as held for sale as of June 30, 2026 and June 30, 2025.

Transfers of Financial Assets

We account for loan sales in accordance with ASC 860, “Transfers and Servicing” which states that a transfer of financial assets, a group of financial assets, or a participating interest in a financial asset is accounted for as a sale if all of the following conditions are met:

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

Upon the sale of a loan to a third-party loan buyer or unconsolidated securitization trust in which we retain servicing rights, we may recognize a servicing asset or liability. A servicing asset or liability arises when our contractual servicing fee with a counterparty differs from the adequate compensation rate that would be required by a third party to service the same portfolio of assets. Servicing assets and liabilities are measured and recorded at fair value and are presented as a component of other assets or accrued expenses and other liabilities, respectively. The recognition of a servicing asset results in a corresponding increase to gain on sales of loans. The recognition of a servicing liability results in a corresponding decrease to gain on sales of loans. The servicing rights are remeasured at fair value each period, with the subsequent adjustment recognized in servicing income.

In connection with the sale of a loan to a third-party loan buyer or unconsolidated securitization trust we may also recognize a recourse liability, as in certain circumstances we may become required to re-purchase loans from third-party investors due to breaches in representations and warranties. The recognition of a recourse liability results in a corresponding decrease to gain on sales of loans. The recourse liability is remeasured each period based on the outstanding loan balance and changes in our expectation of future repurchase obligations. Subsequent remeasurement of the recourse liability is recognized in gain on sale of loans within the consolidated statement of operations and comprehensive income (loss).

In addition, we may recognize a risk share asset or liability in certain arrangements with a third-party loan buyer to make a payment to the loan buyer or are entitled to receive a payment from the loan buyer, depending on the actual versus expected loan performance as contractually agreed to with the counterparty, and subject to a cap based on a percentage of the principal balance of loans sold. The recognition of a risk share asset results in a corresponding increase to gain on sale of loans. The recognition of a risk share liability results in a corresponding decrease to gain on sales of loans. The risk share asset and liability are measured at fair value and remeasured each period based on the changes in inputs and assumptions for our expectation of future obligations. Subsequent remeasurement of the risk share asset and liability is recognized in gain on sale of loans within the consolidated statement of operations and comprehensive income (loss).

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

In estimating the allowance for credit losses, management utilizes a migration analysis of delinquent and current loan receivables. Migration analysis is a technique used to estimate the likelihood that a loan receivable will progress through various stages of delinquency and to charge-off. The analysis focuses on the pertinent factors underlying the quality of the loan portfolio. These factors include historical performance, the age of the receivable balance, seasonality, customer credit-worthiness, changes in the size and composition of the loan portfolio, delinquency levels, bankruptcy filings and actual credit loss experience. We also take into consideration certain qualitative factors where we adjust our quantitative baseline using our best judgment to consider the inherent uncertainty regarding future economic conditions and consumer loan performance. For example, the Company considers the impact of current economic factors at the reporting date that did not exist over the period from which historical experience was used. As of June 30, 2026, we have considered the impact of Federal Reserve monetary policy, labor market trends, tariffs and inflation.

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

Accounts Receivable, net

Our accounts receivable consist primarily of amounts due from payment processors, merchant partners, card-issuing partners, affiliate network partners and servicing fees due from third-party loan owners. For each of these groups, we evaluate accounts receivable to determine management’s current estimate of expected credit losses based on historical experience and future expectations and record an allowance for credit losses.

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

We capitalize costs to develop internally developed software when preliminary development efforts are successfully completed, management has authorized and committed project funding, and it is probable that the project will be completed and the software or website will function and be used as intended. Capitalized internal-use software costs primarily include salaries and payroll-related costs for employees directly involved in the development efforts and fees paid to external consultants. Such costs are amortized on a straight-line basis over the estimated useful life of the related asset, which range from three to five years. Costs incurred prior to meeting these criteria, together with costs incurred for training and maintenance, are expensed as incurred. Costs incurred for enhancements that are expected to result in additional functionality are capitalized and amortized over the estimated useful life of the upgrades. Capitalized internally developed software costs are included in property, equipment and software, and amortization expense is included in technology and data analytics expense within the consolidated statements of operations and comprehensive income (loss).

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

We have elected the short-term lease exception and will not recognize right-of-use assets or lease liabilities for qualifying leases with a term of less than 12 months from lease commencement.

Equity Securities Held at Cost

Equity securities held at cost which do not have a readily determinable fair value are measured at cost less impairment, if any, and adjusted for changes resulting from observable price changes in orderly transactions for an identical or similar investment in the same issuer (the “measurement alternative”).

Gains and losses on the investment due to observable price changes in orderly transactions for identical or similar investments of the same issuer or impairment, if any, are recognized in other income, net within our consolidated statements of operations and comprehensive income (loss) and a new carrying value is established for the investment upon such recognition.

To support our impairment analysis, we may estimate the fair value of the equity securities held at cost using valuation methodologies based on significant unobservable inputs, including management estimates and assumptions, which represent Level 3 measurements.

Funding Debt

To finance loans that we purchase from our originating bank partners or originate directly, we borrow from various lenders through collateralized funding arrangements, which include our warehouse and variable funding note credit facilities secured by pledged loans, and sale and repurchase agreements secured by pledging certain retained interests in our off-balance sheet securitizations. These borrowings are carried at amortized cost. Costs incurred in connection with borrowings, such as banker fees, commitment fees and legal fees, are classified as deferred debt issuance costs. We defer these costs and amortize them on a straight-line basis over the expected term of the debt. Interest payments and amortization of debt issuance costs incurred on funding debt is presented as funding costs within the consolidated statements of operations and comprehensive income (loss). Unamortized debt issuance costs are presented as a reduction of the associated debt.

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

Fair Value of Assets and Liabilities

We apply fair value accounting to assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that use observable market-based inputs to the greatest extent possible.

Fair value measurements are classified within the following hierarchy based on the observability of the inputs used in the valuation methodology:

•Level 1: Inputs to the valuation methodology are quoted prices, unadjusted, for identical assets or liabilities in active markets. A quoted price in an active market provides the most reliable evidence of fair value and is used to measure fair value whenever available.

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

Sales and Marketing Costs

Sales and marketing costs include the expense related to warrants and other share-based payments granted to our enterprise partners. Refer to Note 5. Balance Sheet Components for more information on these arrangements. Sales and marketing costs also include salaries and personnel-related costs, costs of marketing and promotional activities, and certain losses on loan origination for loans originated by our wholly-owned subsidiaries. A portion of these costs related to general marketing and promotional activities are considered advertising costs within the meaning of ASC Topic 720, “Other Expenses,” and are expensed as incurred. Advertising costs totaled $40.8 million, $30.8 million and $19.2 million for the years ended June 30, 2026, 2025, and 2024, respectively.

Derivative Instruments

We use derivative financial instruments (“derivatives”) to manage exposure to variable interest rates. Our primary objective in holding derivatives is to reduce the volatility in cash flows associated with our funding activities arising from changes in interest rates. We do not employ derivatives for trading or speculative purposes.

We use a combination of interest rate cap agreements and interest rate swaps to manage interest costs and exposure to variable interest rates. Derivative instruments are recognized as assets or liabilities at fair value. We designate certain derivative instruments as cash flow hedges, while others are not designated as hedges. Certain of our derivative agreements provide for netting arrangements with the same counterparty; however, we do not offset assets and liabilities under these arrangements for financial statement presentation purposes. As such, the fair values are presented gross within other assets and accrued expenses and other liabilities. Offsetting collateral received from or paid to the counterparty is presented gross within accrued expenses and other liabilities or other assets, as applicable, within the consolidated balance sheet. Cash flows associated with our derivative instruments are reported within cash flows from operating activities in the consolidated statements of cash flows.

Cash Flow Hedges

We designate certain interest rate swaps as cash flow hedges to mitigate our exposure to changes in interest rates related to our funding activities. In accordance with our risk management policies, we structure our hedges with terms similar to those of the item being hedged. At inception, we assess whether the hedges are highly effective in offsetting changes to the forecasted cash flows of the hedged items and formally document the hedge relationship. We reassess hedge effectiveness on a quarterly basis.

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

Derivatives Not Designated as Hedges

We have interest rate caps and interest rate swaps that are not designated as hedging instruments. We enter into these contracts to manage interest rate risk. Any changes in the fair value of these financial instruments are reflected in other income, net, within the consolidated statements of operations and comprehensive income (loss).

Refer to Note 11. Derivative Financial Instruments for additional information on our derivative assets and liabilities.

Stock-Based Compensation

We recognize compensation cost for stock-based awards over the requisite service period based on the grant-date fair value of the award. We have elected to estimate the expected forfeiture rate for service-based awards and only recognize expense for those stock-based awards expected to vest. We estimate the forfeiture rate based on our historical experience with stock-based awards that are forfeited prior to vesting.

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

The grant-date fair value of equity-classified stock-based awards to non-employees is recognized as expense in the period and manner as though we had paid cash in exchange for goods or services instead of granting a stock-based award.

Upon exercise or vesting of a stock-based award, the tax effect of the difference, if any, between the cumulative compensation cost recognized for financial statement purposes and the deduction for income tax purposes, will be recognized as an income tax expense or benefit in the consolidated statement of operations and comprehensive income (loss).

Performance-Based Awards

We record stock-based compensation expense for performance stock units (“PSUs”) based on the number of PSUs that are probable of vesting on a straight-line basis over the requisite service period, which is generally three years. The fair value of each PSU is equal to the closing stock price on the date of grant. Refer to Note 14. Equity Incentive Plans for additional information on the PSUs.

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

We calculate diluted net income per share attributable to common stockholders by dividing net income attributable to common stockholders by the weighted average number of common shares outstanding in each class, after giving consideration to the dilutive effect of our stock options, restricted and performance stock units, employee stock purchase plan shares, convertible debt and common stock warrants that are outstanding during the period. In periods where we have generated a net loss, the basic and diluted net loss per share attributable to common stockholders are the same as the inclusion of the potentially dilutive securities would be anti-dilutive.

Recently Adopted Accounting Standards

Income Taxes

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures”. The new guidance modifies the existing annual income tax reporting disclosures. The purpose of the update is to increase transparency and usefulness of income tax disclosures primarily through improvements to the rate reconciliation and income taxes paid information. The ASU is effective for fiscal years beginning after December 15, 2024 and should be applied on a prospective basis, although retrospective application is permitted. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company adopted the new standard effective June 30, 2026 on a prospective basis. The adoption of this standard did not have any impact on the Company’s financial condition, results of operations or cash flows. Refer to Note 16. Income Taxes for the enhanced disclosures.

Recent Accounting Pronouncements Not Yet Adopted

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

3.   Revenue

The following table presents our revenue disaggregated by revenue source (in thousands):

	June 30, 2026	June 30, 2025	June 30, 2024
Merchant network revenue	$1,149,932	882,658	674,607
Card network revenue	293,990	231,308	151,401
Interest income	2,047,485	1,608,221	1,204,355
Gain on sales of loans	596,553	381,622	197,153
Servicing income	173,123	120,602	95,483
Total revenue, net	$4,261,082	$3,224,412	$2,322,999

Merchant Network Revenue — Revenue from Contracts with Customers

Merchant network revenue primarily consists of merchant fees. Merchant partners (or integrated merchants) are generally charged a fee based on gross merchandise volume (“GMV”) processed through the Affirm platform. Merchant fees depend on the individual arrangement between us and each merchant and may vary based on the loan terms and product offering. The fee is recognized at the point in time the merchant successfully confirms the transaction, which is when the terms of the executed merchant agreement are fulfilled.

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

A portion of merchant network revenue relates to affiliate network revenue, which is generated when a user makes a purchase on a merchant’s website after being directed from an advertisement on Affirm’s website or mobile application. We earn a fixed placement fee and/or commission determined as a percentage of the value of the goods purchased by the consumer from merchants. Revenue is recognized at the point in time when the performance obligation has been fulfilled, which is when the merchant successfully confirms the transaction. Affiliate network revenue was $138.0 million, $123.4 million, and $95.8 million for the years ended June 30, 2026, 2025, and 2024, respectively.

We reviewed merchant network revenue by merchant as a percentage of total revenue for the years ended June 30, 2026, 2025, and 2024. There were no merchants that exceeded 10% of total revenue.

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

Our contracts with our card-issuing partners are defined at the transaction level and do not extend beyond the service already provided. The revenue collected from card-issuing partners for each transaction is determined as a percentage of the interchange fees charged on transactions facilitated on the payment processor network, and revenue is recognized at the point in time the transaction is completed successfully. The amounts collected are presented in revenue, net of associated transaction-related processing fees paid to our card-issuing partners. We have concluded that the revenue collected does not give rise to a future material right because the pricing of each transaction does not depend on the volume of prior successful transactions. We do not have any capitalized contract costs, and do not carry any material contract balances.

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

Interest Income

Interest income consisted of the following components (in thousands):

	June 30, 2026	June 30, 2025	June 30, 2024
Contractual interest income on unpaid principal balance	$1,796,789	1,423,439	1,043,019
Amortization of discount on loans	332,829	254,964	204,654
Amortization of premiums on loans	(27,396)	(21,165)	(16,945)
Interest receivable charged-off, net of recoveries	(54,737)	(49,016)	(26,373)
Total interest income	$2,047,485	$1,608,221	$1,204,355

We accrue interest income using the effective interest method, which includes the amortization of any discounts or premiums on loan receivables created upon the purchase of a loan from our originating bank partners or upon the origination of a loan. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of June 30, 2026, 2025, and 2024, the unpaid principal balance of loans held for investment on non-accrual status was $7.3 million, $6.2 million, and $2.6 million, respectively.

A loan is charged-off in the period if the loan becomes 120 days past due or meets other charge-off policy requirements. Past due status is based on the contractual terms of the loans. Any previously accrued but uncollected interest receivable on these loans is also charged off. Subsequent recoveries of previously charged-off interest receivable, if any, are recognized in interest income.

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

4.   Loans Held for Investment and Allowance for Credit Losses

            Loans held for investment consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Unpaid principal balance	$9,577,027	$7,050,446
Accrued interest receivable	94,359	67,953
Premiums on loans held for investment	11,834	9,818
Less: Discount due to loss on loan purchase commitment	(87,263)	(75,124)
Less: Discount due to loss on directly originated loans	(35,214)	(27,559)
Total loans held for investment	$9,560,742	$7,025,534

Loans held for investment includes loans originated through our originating bank partners and directly originated loans. Loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $40.2 billion, $30.0 billion, and $21.5 billion for the years ended June 30, 2026, 2025, and 2024, respectively. We directly originated $9.5 billion, $6.3 billion, and $4.5 billion of loans for the years ended June 30, 2026, 2025, and 2024, respectively.

The following table details activity for the discount included in loans held for investment, for the periods indicated:

	June 30, 2026	June 30, 2025	June 30, 2024
	(in thousands)
Balance at the beginning of the period	$102,684	$98,527	$96,576
Additions from loans purchased or originated, net of refunds	490,626	356,398	268,441
Amortization of discount	(332,829)	(254,964)	(204,654)
Unamortized discount released on loans sold	(137,055)	(97,044)	(60,580)
Impact of foreign currency translation	(949)	(233)	(1,256)
Balance at the end of the period	$122,477	$102,684	$98,527

Our portfolio consists of interest bearing and non-interest bearing consumer loans with original term lengths of up to 60 months originated in markets including the U.S., U.K., and Canada, with the majority of loans originated within the U.S. While we view our loan portfolio as a single product segment, unsecured consumer loans, we consider factors such as country of origin, loan product, origination channel, merchant and various borrower characteristics to predict future losses.

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

The following tables present an aging analysis of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination, of loans held for investment by delinquency status as of June 30, 2026 and June 30, 2025 (in thousands):

	June 30, 2026
	Amortized Cost Basis by Fiscal Year of Origination
	2026	2025	2024	2023	2022	Prior	Total
Current – 3 calendar days past due	$8,524,557	$401,908	$44,161	$7,050	$252	$27	$8,977,955
4 – 29 calendar days past due	235,777	14,459	616	70	3	—	250,925
30 – 59 calendar days past due	87,890	7,826	252	26	1	—	95,995
60 – 89 calendar days past due	69,564	7,817	211	28	1	—	77,621
90 – 119 calendar days past due(1)	54,785	8,670	330	72	20	10	63,887
Total amortized cost basis	$8,972,573	$440,680	$45,570	$7,246	$277	$37	$9,466,383

(1)Includes $63.8 million of loan receivables as of June 30, 2026 that are 90 days or more past due, but are not on non-accrual status.

	June 30, 2025
	Amortized Cost Basis by Fiscal Year of Origination
	2025	2024	2023	2022	2021	Prior	Total
Current – 3 calendar days past due	$6,268,050	$294,778	$50,958	$4,170	$133	$28	$6,618,117
4 – 29 calendar days past due	156,941	9,713	1,347	145	10	—	168,156
30 – 59 calendar days past due	62,250	4,367	288	35	4	—	66,944
60 – 89 calendar days past due	51,095	5,251	255	30	2	—	56,633
90 – 119 calendar days past due(1)	41,889	5,571	228	34	2	8	47,732
Total amortized cost basis	$6,580,225	$319,680	$53,076	$4,414	$151	$36	$6,957,582

(1)Includes $47.6 million of loan receivables as of June 30, 2025 that are 90 days or more past due, but are not on non-accrual status.

The following table presents net charge-offs by fiscal year of origination as of year ended June 30, 2026 (in thousands):

	June 30, 2026
	Net Charge-offs by Fiscal Year of Origination
	2026	2025	2024	2023	2022	Prior	Total
Current period charge-offs	(278,424)	(386,356)	(20,287)	(1,618)	(442)	(37)	(687,164)
Current period recoveries	9,130	36,290	18,970	7,287	2,972	906	75,555
Current period net charge-offs	(269,294)	(350,066)	(1,317)	5,669	2,530	869	(611,609)

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

The following table details activity in the allowance for credit losses, including charge-offs, recoveries and provision for loan losses (in thousands):

	June 30, 2026	June 30, 2025	June 30, 2024
Balance at beginning of period	$396,929	$309,097	$204,531
Provision for credit losses	777,975	588,624	439,581
Charge-offs	(687,164)	(552,072)	(365,711)
Recoveries of charged-off receivables	75,555	51,280	30,696
Balance at end of period	$563,295	$396,929	$309,097

Loan Modifications for Borrowers Experiencing Financial Difficulty

We have a loan modification program for borrowers experiencing financial difficulty if certain eligibility criteria are met. A loan is evaluated for modification program eligibility when a borrower self-reports financial hardship, either upon a borrower contacting us directly or upon us making contact with the borrower when a loan payment is past due. The objectives of the loan modification program are to offer borrowers assistance during times of financial stress and minimize losses.

We have two primary loan modification strategies: payment deferrals and loan re-amortization. A payment deferral provides the borrower relief by extending the due date for the next payment. While a borrower may obtain more than one deferral, the total deferral period may not exceed three months. A loan re-amortization provides the borrower relief by lowering monthly payments by extending the term length of the loan, capped at the lesser of twelve additional months or a total remaining term of twenty-four months. In addition, the total interest due from the consumer will not exceed the initial total interest due prior to modification, and a loan may not be re-amortized more than once.

The following tables present the amortized cost basis of loans excluding accrued interest receivable that were modified for borrowers experiencing financial difficulty during the years ended June 30, 2026, 2025, and 2024 by type of modification (in thousands):

	June 30, 2026	June 30, 2025	June 30, 2024 (1)
Payment deferral	$23,803	$11,642	$34,641
Loan re-amortization	310	225	1,057
Total	$24,113	$11,867	$35,698
% of total loan receivables outstanding	0.25%	0.17%	0.64%

(1)Amounts previously disclosed excluded modifications made to borrowers where the loan was less than 30 days delinquent at the time of modification.

With respect to borrowers who received payment deferrals during the years ended June 30, 2026, 2025, and 2024, the length of each deferral period was one month.

With respect to borrowers who received a loan re-amortization during the years ended June 30, 2026, 2025, and 2024, the payment amount was reduced by half and the term of the loan was extended between one month and twelve months.

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

The following tables present the delinquency status as of June 30, 2026, 2025, and 2024, by amortized cost basis excluding accrued interest receivable, of loan receivables that have been modified within the last 12 months where the borrower was experiencing financial difficulty at the time of modification (in thousands):

	June 30, 2026
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$14,529	$148	$14,677
4 – 29 calendar days past due	3,588	55	3,643
30 – 59 calendar days past due	2,162	47	2,209
60 – 89 calendar days past due	1,730	34	1,764
90 – 119 calendar days past due	1,794	26	1,820
Total amortized cost basis	$23,803	$310	$24,113

	June 30, 2025
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$7,240	$142	$7,382
4 – 29 calendar days past due	1,721	43	1,764
30 – 59 calendar days past due	959	17	976
60 – 89 calendar days past due	867	12	879
90 – 119 calendar days past due	855	11	866
Total amortized cost basis	$11,642	$225	$11,867

	June 30, 2024 (1)
	Payment Deferral	Loan Re-amortization	Total
Non-delinquent loans	$19,189	$439	$19,628
4 – 29 calendar days past due	5,028	180	5,208
30 – 59 calendar days past due	2,382	124	2,506
60 – 89 calendar days past due	4,421	153	4,574
90 – 119 calendar days past due	3,621	161	3,782
Total amortized cost basis	$34,641	$1,057	$35,698

(1)Amounts previously disclosed excluded modifications made to borrowers where the loan was less than 30 days delinquent at the time of modification.

With respect to modifications during the 12 months preceding June 30, 2026, 2025, and 2024, where the borrower was experiencing financial difficulty at the time of modification, the amortized cost basis of loans which have been charged off was $7.1 million, $6.5 million, and $13.3 million, respectively.

5.   Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net was $284.4 million and $426.2 million as of June 30, 2026 and June 30, 2025, respectively, which includes $88.0 million and $76.9 million of receivables from contracts with customers, respectively. Accounts receivable are subject to an allowance for credit losses which was $22.7 million and $18.8 million as of June 30, 2026 and June 30, 2025, respectively.

Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Internally developed software	$1,367,965	$987,399
Leasehold improvements	17,525	21,990
Computer equipment	9,287	9,555
Furniture and equipment	7,717	9,007
Total property, equipment and software, at cost	$1,402,494	$1,027,952
Less: Accumulated depreciation and amortization	(716,659)	(455,315)
Total property, equipment and software, net	$685,834	$572,637

Depreciation and amortization expense on property, equipment and software was $302.0 million, $223.7 million and $148.2 million for the years ended June 30, 2026, 2025, and 2024, respectively.

No impairment losses related to property, equipment and software were recorded during the years ended June 30, 2026, 2025, and 2024.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the years ended June 30, 2026 and 2025 were as follows (in thousands):

Balance as of June 30, 2024	$533,439
Adjustments (1)	717
Balance as of June 30, 2025	$534,156
Adjustments (1)	(9,704)
Balance as of June 30, 2026	$524,452

(1)Adjustments to goodwill during the years ended June 30, 2026 and 2025 primarily pertained to foreign currency translation adjustments.

No impairment losses related to goodwill were recorded during the years ended June 30, 2026 and 2025. During the year ended June 30, 2024, we recognized goodwill disposal losses of $1.0 million included in general and administrative expenses within the consolidated statements of operations and comprehensive income (loss).

Intangible assets consisted of the following (in thousands):

	June 30, 2026
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$23,500	$(9,522)	$13,978	3.6
Developed technology	23,021	(23,006)	15	0.3
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks, licenses and domains	12,073	—	12,073	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$71,434	$(45,018)	$26,416

	June 30, 2025
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$37,845	$(37,845)	$—	0.0
Developed technology	39,443	(39,369)	74	1.3
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks and domains	1,450	(1,355)	95	0.6
Trademarks, licenses and domains	12,416	—	12,416	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$103,994	$(91,059)	$12,935

Amortization expense for intangible assets was $0.2 million, $1.3 million and $20.8 million for the years ended June 30, 2026, 2025 and 2024, respectively. No impairment losses related to intangible assets were recorded during the years ended June 30, 2026, 2025, and 2024.

Commercial Agreement Assets

In fiscal year 2022, we granted warrants in connection with our commercial agreements with certain subsidiaries of Amazon.com, Inc. (“Amazon”) and recognized an asset of $133.5 million based on the grant date fair value of the warrants that were fully vested upon grant. The asset is amortized over the expected benefit period, which was extended from four to nine years in November 2025 upon the execution of a commercial agreement that superseded the prior agreement. For the years ended June 30, 2026, 2025, and 2024, we recognized amortization expense of $7.6 million, $20.7 million, and $32.9 million, respectively, in our consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense. As of June 30, 2026, the accumulated amortization is $129.0 million and the remaining net asset value is $4.6 million, which will be recognized over the remaining useful life of 4.5 years. Refer to Note 13. Stockholders’ Equity for further discussion of the warrants.

In fiscal year 2021, we granted warrants in exchange for the opportunity to acquire new merchant partners through a commercial agreement with Shopify Inc. (“Shopify”). We recognized an asset of $270.6 million based on the grant-date fair value of the vested warrants. We record amortization expense related to the commercial agreement asset in our consolidated statements of operations and comprehensive income (loss) as a component of sales and marketing expense over the expected benefit period. For the years ended June 30, 2026, 2025, and 2024, we recorded amortization expense related to the commercial agreement asset of $11.2 million, $26.7 million, and $35.9 million, respectively. As of June 30, 2026, the accumulated amortization is $236.7 million and the remaining net asset value is $33.9 million, which will be recognized over the remaining useful life of 3.0 years. As of June 30, 2026, none of the warrants are outstanding.

Shopify is deemed to be a related party because they are a principal owner of more than ten percent of the Company’s voting interest. Under the commercial agreement, certain of our platform services are made available to eligible Shopify merchants. In the ordinary course of business, we incur fees in connection with transactions processed on the Shopify platform under the agreement.

Other Assets

    Other assets consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Processing reserves	$160,435	$90,826
Prepaid expenses	47,864	44,912
Equity securities held at cost	40,396	40,277
Derivative instruments (1)	34,151	45,823
Prepaid merchant incentives	31,589	2,114
Operating lease right-of-use assets	22,978	19,124
Prepaid payroll taxes for stock-based compensation	6,862	25,188
Other assets	16,328	13,166
Total other assets (2)	$360,601	$281,431

(1)For the year ended June 30, 2025, to conform to the current period presentation, risk sharing assets are presented within derivative instruments. There was no effect on total other assets.
(2)For the year ended June 30, 2025, on the consolidated balance sheets, we reclassified deferred tax assets out of other assets to a separate line item to conform with the current period presentation. Accordingly, deferred tax assets are no longer presented in the table above.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	June 30, 2026	June 30, 2025
Accrued expenses	$118,744	$72,813
Operating lease liability	29,187	31,943
Other liabilities	51,562	52,516
Total accrued expenses and other liabilities	$199,493	$157,272

6. Leases

We lease office space under operating leases with various expiration dates through 2034. We have the option to renew or extend our leases. Certain lease agreements include the option to terminate the lease with prior written notice ranging from nine months to one year. As of June 30, 2026, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from less than one year to eight years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. We are required to post collateral for the letters of credit in the form of cash or eligible securities. As of

June 30, 2026 and 2025, the collateral totaled $3.6 million and $4.5 million, respectively, which was in the form of securities that have been classified as securities available for sale at fair value in the consolidated balance sheets.

No impairment charge was incurred related to leases during the fiscal years ended June 30, 2026 and 2025. During the year ended June 30, 2024, we subleased a portion of our leased office space in San Francisco, resulting in an impairment charge of $0.8 million included in general and administrative expense within our consolidated statements of operations and comprehensive income (loss).

Operating lease expense is as follows (in thousands):

	June 30, 2026 (2)	June 30, 2025	June 30, 2024
Operating lease expense (1)	$10,431	$11,949	$11,549

(1)Lease expenses for our short-term leases were immaterial for the years presented.
(2)Includes a $2.2 million gain recognized in general and administrative expense within our consolidated statements of operations and comprehensive income (loss) in connection with a modification of one of our office leases.

We have subleased a portion of our leased facilities. Sublease income totaled $1.4 million, $3.8 million, and $4.6 million during the years ended June 30, 2026, 2025, and 2024, respectively.

Lease term and discount rate information are summarized as follows:

June 30, 2026
Weighted average remaining lease term (in years)	6.5
Weighted average discount rate	6.4%

As of June 30, 2026, future minimum lease payments are as follows (in thousands):

2027	$5,505
2028	4,735
2029	4,833
2030	5,006
2031	4,823
Thereafter	12,174
Total lease payments	37,076
Less imputed interest	(7,889)
Present value of total lease liabilities	$29,187

7.   Commitments and Contingencies

Loan Repurchase Obligations

Under the normal terms of our whole loan sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representations and warranties is identified. Generally, a breach in representations and warranties could occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. As of June 30, 2026, the aggregate outstanding balance of loans held by third-party investors or unconsolidated VIEs was $10.0 billion, of which we have recorded a repurchase liability of $6.3 million within accrued expenses and other liabilities in our consolidated balance sheets.

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

Kusnier v. Affirm Holdings, Inc.

On December 8, 2022, plaintiff Mark Kusnier filed a putative class action lawsuit against Affirm, Max Levchin, and Michael Linford in the U.S. District Court for the Northern District of California (the “Kusnier action”). On May 5, 2023, plaintiffs Kusnier and Chris Meinsen filed their first amended complaint alleging that the defendants (i) caused Affirm to make materially false and/or misleading statements and/or failed to disclose that Affirm’s BNPL service facilitated excessive consumer debt (including with respect to certain for-profit educational institutions), regulatory arbitrage, and data harvesting; (ii) made false and/or misleading statements about certain public regulatory actions; and (iii) made false and/or misleading statements about whether Affirm’s business model was vulnerable to interest rate changes. On December 20, 2023, the Court granted Affirm’s motion to dismiss the first amended complaint with leave to amend. On January 19, 2024, plaintiffs filed their second amended complaint, which contained only the allegations from the first amended complaint relating to false and/or misleading statements about whether Affirm’s business model was vulnerable to interest rate changes. In light of the above, plaintiffs assert that Affirm violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that Levchin and Linford violated Section 20(a) of the Exchange Act. Plaintiffs sought class certification, unspecified compensatory and punitive damages, and costs and expenses. Affirm filed its motion to dismiss the second amended complaint on February 2, 2024. On August 26, 2024, the Court granted Affirm’s motion to dismiss with leave to amend. On September 23, 2024, plaintiffs filed a motion for leave to file a motion for reconsideration of the Court's Order granting Affirm's motion to dismiss. On August 14, 2025, the Court resolved plaintiffs' motion in Affirm's favor. On September 30, 2025, the Court dismissed the action with prejudice. On October 29, 2025, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. Briefing on the appeal is complete and the parties are awaiting the scheduling of oral argument.

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

We have determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described above, would not have a material adverse effect within our consolidated financial position, results of operations or cash flows. Amounts accrued as of June 30, 2026 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.

Purchase Commitments

We entered into non-cancelable purchase obligations with our third-party cloud computing web services provider, which included annual purchase commitments for the period from March 2023 through February 2030 with an aggregate committed spend of $650.0 million during such period. For the years ended June 30, 2026 and 2025, we had remaining purchase commitments of $543.1 million and $535.4 million, respectively, primarily related to cloud and hosting services. If we fail to meet any of the purchase commitments, we will be required to pay the difference. We pay our cloud-computing web services provider monthly, and we may pay more than the minimum purchase commitment based on usage.

8.   Debt

Debt outstanding as of June 30, 2026 includes amounts classified within our consolidated balance sheets as funding debt, notes issued by securitization trusts, and convertible senior notes, net. Secured debt includes borrowings from our warehouse facilities, variable funding notes, notes issued by securitization trusts and sale and repurchase agreements. Unsecured debt includes outstanding convertible senior notes and any borrowings on our unsecured revolving credit facility.

The following table summarizes the components and terms of our secured and unsecured debt as of June 30, 2026 (in thousands):

	Interest Rate (1)	Unused Commitment Fees	Maturity by Fiscal Year	Borrowing Capacity (2)	Debt Outstanding (3)	Debt Outstanding net of unamortized premiums and discount
Secured debt
Funding debt
US warehouse facilities	5.27%	0.20% - 0.50%	2028 - 2032	6,075,000	2,410,629	2,393,210
International warehouse facilities (4)	4.49%	0.30% - 0.95%	2029 - 2031	1,236,895	586,743	580,416
Variable funding notes	5.12%	0.30%	2032	1,350,000	356,944	354,923
Sales and repurchase agreements	6.90%	—	2029 - 2030	—	4,699	4,699
Notes issued by securitization trusts	4.85%	—	2030 - 2035	5,350,000	5,350,000	5,331,229
				$14,011,895	$8,709,015	$8,664,477
Unsecured debt
Convertible senior notes:
2026 Notes	—%	—	2027	—	221,321	221,121
2029 Notes	0.75%	—	2030	—	920,000	908,461
Revolving credit facility	—%	0.15%	2029	675,000	—	—
				$675,000	$1,141,321	$1,129,581
Total				$14,686,895	$9,850,336	$9,794,058

(1)The stated interest rate reflects the fixed or variable interest rate in effect for each of our contractual arrangements as of June 30, 2026, weighted by the outstanding principal balance as of that date. The interest rate resets periodically for our variable rate debt, typically based on a reference rate such as Secured Overnight Financing Rate (“SOFR”), Canadian Overnight Repo Rate Average (“CORRA”) or Sterling Overnight Index Average (“SONIA”), or an alternative rate based on the cost of funds for the lender, plus any applicable spread.
(2)Represents total revolving commitment amount, inclusive of debt outstanding as of June 30, 2026.
(3)Certain loans are pledged as collateral for borrowings in our secured debt facilities, except for our sales and repurchase agreements which are collateralized by securitization notes receivable and certificates retained by the Company and classified as securities available for sale at fair value. The carrying value of these pledged assets was $9.4 billion as of June 30, 2026.
(4)As of June 30, 2026, international facilities finance loan receivables originated in Canada and the U.K.
Maturity by Fiscal Year

The aggregate future maturities of our funding debt, notes issued by securitization trusts and convertible notes consists of the following (in thousands):

June 30, 2026
2027	$221,321
2028	823,665
2029	1,003,629
2030	2,052,952
2031	179,487
Thereafter	5,569,282
Total	$9,850,336
Deferred debt issuance costs	(56,278)
Total funding debt, net of deferred debt issuance costs	$9,794,058

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

Our funding debt agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of June 30, 2026, we were in compliance with all applicable covenants in the agreements.

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
Notes Issued by Securitization Trusts

We issue asset-backed securities through securitization trusts using a combination of term, amortizing, revolving and variable funding structures. Each trust may issue one or more classes of notes, which will be repaid through collections on the loans in accordance with the trust priority of payments. For consolidated securitization trusts, asset-backed notes held by third-party investors are classified as notes issued by securitization trusts within our consolidated balance sheets. We defer and amortize debt issuance costs for consolidated securitization trusts on a straight-line basis over the expected life of the notes. Refer to Note 9. Securitization and Variable Interest Entities for additional information.

Revolving Credit Facility

We have a Revolving Credit Agreement with a syndicate of banks for a $675.0 million unsecured revolving credit facility. Proceeds of the borrowings under this facility will be used for general corporate purposes in the ordinary course of business. This facility bears interest at a rate equal to, either (a) for SOFR borrowing, a SOFR rate determined by reference to the forward-looking term SOFR rate for the interest period, plus an applicable margin of 1.50% per annum or (b) for alternative base rate borrowings, a base rate determined by reference to the highest of (i) the federal funds rate plus 0.50% per annum, (ii) the rate last quoted by the Wall Street Journal as the U.S. prime rate and (iii) the one-month forward-looking term SOFR rate plus 1.00% per annum, in each case, plus an applicable margin of 0.50% per annum. The facility contains certain financial covenants which may result in an acceleration of the maturity if not maintained, and requires payment of a monthly unused commitment fee of 0.15% per annum on the undrawn balance available.

As of June 30, 2026, we were in compliance with all applicable covenants in the agreements. There were no borrowings outstanding under the facility as of June 30, 2026.

Convertible Senior Notes

As of June 30, 2026, we had outstanding: (i) $221.3 million aggregate principal amount of 0.00% convertible senior notes due November 15, 2026 (the “2026 Notes”) and (ii) $920.0 million aggregate principal amount of 0.75% convertible senior notes due December 15, 2029 (the “2029 Notes”), in each case unless earlier converted, redeemed or repurchased in accordance with their terms. No sinking fund is provided for either series.

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

2) during the five business day period following any five consecutive trading day period (the “2029 Notes measurement period”) in which the trading price (as defined in the 2029 Indenture) per $1,000 principal amount of the 2029 Notes is less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for each trading day in the 2029 Notes measurement period;

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

2) during the five business day period following any five consecutive trading day period (the “2026 Notes measurement period”) in which the trading price (as defined in the 2026 Indenture) per $1,000 principal amount of the 2026 Notes is less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate for each trading day in the 2026 Notes measurement period;

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

Repurchase of a Portion of the 2026 Notes

During the year ended June 30, 2026, we paid $25.8 million in cash for the repurchase of $27.4 million aggregate principal amount of the 2026 Notes. The carrying amount of the extinguished 2026 Notes was approximately $27.3 million during the year ended June 30, 2026, resulting in a $1.5 million gain on early extinguishment of debt. The repurchased 2026 Notes were received and canceled.

The following table summarizes the interest expense recognized related to the convertible senior notes (in thousands):

	June 30, 2026	June 30, 2025	June 30, 2024
Amortization of debt issuance costs
2026 Notes	536	1,724	3,400
2029 Notes	3,336	1,764	—
Total amortization of debt issuance costs	3,871	3,488	3,400
Coupon interest expense (1) (2)	$6,900	$3,656	$—
Total interest expenses related to the convertible notes	$10,771	$7,144	$3,400

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

Where we consolidate the VIEs, the loans held in the VIEs are included in loans held for investment within our consolidated balance sheets. Outstanding borrowings from the Warehouse Credit Facilities VIEs and Variable Funding Note under the Securitizations VIE are recorded in funding debt within our consolidated balance sheets. The notes sold to third-party investors by the Securitizations VIEs are recorded in notes issued by securitization trusts within the consolidated balance sheets.

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs (in thousands):

	June 30, 2026
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$3,314,826	$2,993,480	$321,346
Securitizations (1)	5,865,784	5,699,536	166,248
Total consolidated VIEs	$9,180,610	$8,693,016	$487,594

	June 30, 2025
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$1,668,181	$1,504,136	$164,044
Securitizations (1)	4,993,148	4,951,485	41,663
Total consolidated VIEs	$6,661,329	$6,455,621	$205,707

(1)Liabilities include an outstanding balance of $354.9 million and $103.9 million on a VFN classified as funding debt as of June 30, 2026 and 2025, respectively, and asset-backed securities of $5.3 billion and $4.8 billion, respectively, classified as notes issued from securitization trusts.

Unconsolidated VIEs

We are involved with various unconsolidated VIEs, established for the purposes of securitization and forward flow arrangements. We retain economic exposure as variable interests in these unconsolidated VIEs, which consist of securitization notes receivable and certificates in unconsolidated trusts, residual interests in structured transactions, and risk sharing assets and liabilities. While we continue to be involved with the unconsolidated VIEs through our role as the servicer, we determined that we are not the primary beneficiary as of June 30, 2026. Factors we considered for this determination are that we hold an insignificant variable interest or that rights held by other variable interest holders convey power to direct the activities most significantly affecting the unconsolidated VIEs’ economic performance.

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

The following information pertains to unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary (in thousands):

	June 30, 2026		June 30, 2025
	Carrying Amount	Maximum Exposure to Losses(4)	Carrying Amount	Maximum Exposure to Losses(4)
Securitization notes receivable and certificates in unconsolidated securitization trusts (1)	$68,358	$69,607	$75,469	$76,943
Residual interests in structured transactions (1)	5,582	16,732	2,284	15,644
Risk sharing assets (2)	30,301	52,699	43,179	66,590
Risk sharing liabilities (3)	—	—	(90)	24,467
Total unconsolidated VIEs	$104,242	$139,039	$120,842	$183,644

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

10.   Investments

Cash and Cash Equivalents and Securities Available for Sale

Cash and cash equivalents and securities available for sale, at fair value, consist of the following as of each date presented within the consolidated balance sheets (in thousands):

	June 30, 2026	June 30, 2025
Cash and cash equivalents:
Money market funds	$237,815	$70,920
Agency bonds	—	3,493
Commercial paper	25,979	12,564
Government bonds - US	5,987	4,995
Securities, available for sale:
Certificates of deposit	71,857	39,008
Corporate bonds	316,840	264,199
Commercial paper	197,114	126,761
Agency bonds	—	7,854
Municipal bonds	8,655	6,076
Government bonds
Non-US	2,169	5,340
US (1)	296,344	344,434
Securitization notes receivable and certificates (2)	68,358	75,469
Residual interests in structured transactions	5,582	2,284
Other	5,723	—
Total cash and cash equivalents and securities available for sale:	$1,242,423	$963,397

(1)As of June 30, 2026 and 2025, these securities include $101.3 million and $75.4 million, respectively, pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements.
(2)These securities include $5.6 million and $34.5 million as of June 30, 2026 and 2025, respectively, pledged as collateral in connection with sale and repurchase agreements as discussed within Note 8. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of June 30, 2026 and 2025 were as follows (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$71,905	$5	$(53)	$—	$71,857
Corporate bonds	317,417	127	(704)	—	316,840
Commercial paper (1)	223,276	7	(190)	—	223,093
Municipal bonds	8,664	2	(11)	—	8,655
Government bonds
Non-US	2,169	—	—	—	2,169
US (1)(2)	303,038	18	(725)	—	302,331
Securitization notes receivable and certificates (3)	68,322	333	(79)	(218)	68,358
Residual interests in structured transactions	4,946	636	—	—	5,582
Other	5,000	723	—	—	5,723
Total securities available for sale	$1,004,737	$1,851	$(1,762)	$(218)	$1,004,608

	June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$38,990	$18	$—	$—	$39,008
Corporate bonds	263,495	759	(55)	—	264,199
Commercial paper (1)	139,336	7	(18)	—	139,325
Agency bonds (1)	11,358	—	(11)	—	11,347
Municipal bonds	6,057	19			6,076
Government bonds
Non-US	5,331	9	—	—	5,340
US (1)(2)	349,149	371	(91)	—	349,429
Securitization notes receivable and certificates (3)	76,279	173	(42)	(941)	75,469
Residual interests in structured transactions	2,173	111	—	—	2,284
Total securities available for sale	$892,168	$1,467	$(217)	$(941)	$892,477

(1)As of June 30, 2026 and 2025, Agency bonds, Commercial paper, and US government bonds included $32.0 million and $21.1 million, respectively, classified as cash and cash equivalents within the consolidated balance sheets.
(2)As of June 30, 2026 and 2025, these securities include $101.3 million and $75.4 million, respectively, pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements.
(3)Approximately $5.6 million and $34.5 million as of June 30, 2026 and 2025, respectively, of these securities have been pledged as collateral in connection with sale and repurchase agreements discussed within Note 8. Debt.

As of June 30, 2026 and 2025, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of June 30, 2026 and 2025, are as follows (in thousands):

	June 30, 2026
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$45,011	$(53)	$—	$—	$45,011	$(53)
Corporate bonds	200,787	(704)	—	—	200,787	(704)
Commercial paper	160,424	(190)	—	—	160,424	(190)
Municipal bonds	6,540	(11)	—	—	6,540	(11)
Government bonds
Non-US	2,169	—	—	—	2,169	—
US	273,527	(725)	—	—	273,527	(725)
Total securities available for sale (1)	$688,458	$(1,683)	$—	$—	$688,458	$(1,683)

	June 30, 2025
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$7,711	$—	$—	$—	$7,711	$—
Corporate bonds	42,842	(41)	16,978	(14)	59,820	(55)
Commercial paper	83,701	(18)	—	—	83,701	(18)
Agency bonds	11,347	(11)	—	—	11,347	(11)
Government bonds
Non-US	3,163	—	—	—	3,163	—
US	189,295	(91)	—	—	189,295	(91)
Total securities available for sale (1)	$338,059	$(161)	$16,978	$(14)	$355,037	$(175)

(1)The number of securities with unrealized losses for which an allowance for credit losses has not been recorded totaled 181 and 67 as of June 30, 2026 and 2025, respectively.

The length of time to contractual maturities of securities available for sale as of June 30, 2026 and 2025, were as follows (in thousands):

	June 30, 2026
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$71,905	$71,857	$—	$—	$71,905	$71,857
Corporate bonds	174,814	174,782	142,603	142,058	317,417	316,840
Commercial paper (1)	223,276	223,093	—	—	223,276	223,093
Municipal bonds	5,635	5,637	3,029	3,018	8,664	8,655
Government bonds
Non-US	2,169	2,169	—	—	2,169	2,169
US (1)	202,318	202,239	100,720	100,092	303,038	302,331
Securitization notes receivable and certificates (2)	—	—	68,322	68,358	68,322	68,358
Residual interests in structured transactions	—	—	4,946	5,582	4,946	5,582
Other	—	—	5,000	5,723	5,000	5,723
Total securities available for sale	$680,117	$679,777	$324,620	$324,831	$1,004,737	$1,004,608

	June 30, 2025
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$38,990	$39,008	$—	$—	$38,990	$39,008
Corporate bonds	149,435	149,675	114,060	114,524	263,495	264,199
Commercial paper (1)	139,336	139,325	—	—	139,336	139,325
Agency bonds (1)	11,358	11,347	—	—	11,358	11,347
Municipal bonds	3,944	3,950	2,113	2,126	6,057	6,076
Government bonds
Non-US	3,162	3,162	2,169	2,178	5,331	5,340
US (1)	326,884	327,076	22,265	22,353	349,149	349,429
Securitization notes receivable and certificates (2)	—	—	76,279	75,469	76,279	75,469
Residual interests in structured transactions	—	—	2,173	2,284	2,173	2,284
Total securities available for sale	$673,109	$673,543	$219,059	$218,934	$892,168	$892,477

(1)As of June 30, 2026 and 2025, Agency bonds, Commercial paper, and US government bonds included $32.0 million and $21.1 million, respectively, classified as cash and cash equivalents within the consolidated balance sheets.
(2)Based on weighted average life of expected cash flows as of June 30, 2026 and 2025.

Gross proceeds from matured or redeemed securities were $1.0 billion, $1.3 billion, and $1.5 billion for the years ended June 30, 2026, 2025, and 2024, respectively.

For available for sale securities, realized gains and losses were immaterial for the years ended June 30, 2026, 2025, and 2024.

Equity Securities Held at Cost

Equity security investments without a readily determinable fair value held at cost were $40.4 million and $40.3 million as of June 30, 2026 and June 30, 2025, respectively, and are included in other assets within the consolidated balance sheets.

We did not record any impairment during the year ended June 30, 2026. We recognized an impairment of $4.6 million and $14.1 million for the years ended June 30, 2025 and 2024, respectively, within other income, net in the consolidated statements of operations and comprehensive income (loss) in connection with our equity security investments.

For the year ended June 30, 2026, there were no upward or downward adjustments due to observable changes in orderly transactions. For the year ended June 30, 2025, we recognized an upward adjustment of $2.6 million within other income, net in the consolidated statement of operations and comprehensive income (loss). For the year ended June 30, 2024, there were no upward or downward adjustments due to observable changes in orderly transactions.

11.   Derivative Financial Instruments

The following table summarizes the total fair value, including interest accruals, and outstanding notional amounts of derivative instruments as of June 30, 2026 and June 30, 2025 (in thousands):

	June 30, 2026			June 30, 2025
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts	$1,000,000	$840	$4	$100,000	$86	$—
Derivatives not designated as hedges
Interest rate contracts	626,978	3,009	61	405,074	2,558	15
Risk sharing arrangements	4,209,585	30,301	—	8,561,709	43,179	90
Total gross derivative assets/liabilities	$5,836,564	$34,150	$65	$9,066,783	$45,823	$105

The following table summarizes the impact of the cash flow hedges on Accumulated Other Comprehensive Income (Loss) (“AOCI”) (in thousands):

	Year ended June 30,
	2026	2025	2024
Balance at beginning of period	$(1,419)	$1,407	$751
Changes in fair value	5,050	(2,312)	2,000
Amounts reclassified into earnings (1)	397	(514)	(1,344)
Balance at end of period (2)	$4,028	$(1,419)	$1,407

(1)The amounts reclassified into earnings are presented in the consolidated statements of income (loss) within funding costs.
(2)As of June 30, 2026, we estimated that $1.5 million of net derivative gains included in AOCI are expected to be reclassified into earnings within the next 12 months.

The following table summarizes the recognized gains and losses related to the derivative instruments and indicates where within the consolidated statements of operations and comprehensive income (loss) such gain or loss is reported (in thousands):

		Year ended June 30,
	Location of gains (losses) where the effects of derivatives are recorded	2026	2025	2024
The effects of cash flow hedging
Interest rate contracts	Funding costs	(397)	514	1,344
The effects of derivatives not designated as hedging instruments
Interest rate contracts	Other income, net	129	(4,319)	4,479
Risk sharing arrangements	Gain on sales of loans	26,952	29,658	32,966

Refer to Note 2. Summary of Significant Accounting Policies and Note 12. Fair Value of Financial Assets and Liabilities for additional information on our derivative instruments.

12.   Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2026 and June 30, 2025 (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$237,815	$—	$—	$237,815
Commercial paper	—	25,979	—	25,979
Government bonds - US	—	5,987	—	5,987
Securities, available for sale:
Certificates of deposit	—	71,857	—	71,857
Corporate bonds	—	316,840	—	316,840
Commercial paper	—	197,114	—	197,114
Agency bonds	—	—	—	—
Municipal bonds	—	8,655	—	8,655
Government bonds:
Non-US	—	2,169	—	2,169
US	—	296,344	—	296,344
Securitization notes receivable and residual trust certificates	—	—	68,358	68,358
Residual interests in structured transactions	—	—	5,582	5,582
Other	773	—	5,723	6,496
Servicing assets	—	—	821	821
Interest rate derivatives	—	3,849	—	3,849
Risk sharing asset	—	—	30,301	30,301
Total assets	$238,588	$928,794	$110,785	$1,278,167
Liabilities:
Performance fee liability	—	—	2,459	2,459
Profit share liability	—	—	1,056	1,056
Interest rate derivatives	—	65	—	65
Total liabilities	$—	$65	$3,515	$3,580

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$70,920	$—	$—	$70,920
Agency Bonds	—	3,493	—	3,493
Commercial paper	—	12,564	—	12,564
Government bonds- US	—	4,995	—	4,995
Securities, available for sale:
Certificates of deposit	—	39,008	—	39,008
Corporate bonds	—	264,199	—	264,199
Commercial paper	—	126,761	—	126,761
Agency bonds	—	7,854	—	7,854
Municipal bonds	—	6,076	—	6,076
Government bonds:
Non-US	—	5,340	—	5,340
US	—	344,434	—	344,434
Securitization notes receivable and residual trust certificates	—	—	75,469	75,469
Residual interests in structured transactions	—	—	2,284	2,284
Servicing assets	—	—	906	906
Interest rate derivatives	—	2,644	—	2,644
Risk sharing asset	—	—	43,179	43,179
Total assets	$70,920	$817,368	$121,838	$1,010,126
Liabilities:
Servicing liabilities	$—	$—	$41	$41
Performance fee liability	—	—	1,870	1,870
Profit share liability	—	—	9,323	9,323
Risk sharing liability	—	—	90	90
Interest rate derivatives	—	15	—	15
Total liabilities	$—	$15	$11,324	$11,339

As of June 30, 2026 and June 30, 2025, there were no transfers between levels.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Cash and Cash Equivalents and Securities Available for Sale

As of June 30, 2026 and June 30, 2025, we held level 2 debt securities classified as cash and cash equivalents and securities available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Interest Rate Derivatives

As of June 30, 2026 and June 30, 2025, we used a combination of interest rate cap agreements and interest rate swaps to manage interest costs and the risks associated with variable interest rates. These derivative instruments are classified as Level 2 within the fair value hierarchy, and the fair value is estimated by using third-party pricing models, which contain certain assumptions based on readily observable market-based inputs. We validate the valuation output on a monthly basis. Refer to Note 11. Derivative Financial Instruments for further details on our derivative instruments.

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

The following significant unobservable inputs, as applicable, were used in the fair value measurement of the Company’s Level 3 assets and liabilities:

•Adequate Compensation - The compensation rate is expressed as an annualized percentage of the outstanding loan balance that a willing market participant would require for servicing loans with similar characteristics.
•Discount Rate - The rate used to discount estimated future cash flows to present value in determining fair value. It reflects the rate of return market participants would require to compensate for time value of money plus a premium based on relative risk, liquidity and other market based factors.
•Default Rate - The estimated annualized rate of charge-offs affecting the projected unpaid principal balance of the loan portfolio.
•Loss Rate - The estimated lifetime rate of loan charge-offs, net of recoveries, as a percentage of the initial settled principal balance.
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

Servicing Assets and Liabilities

We sold loans with an unpaid principal balance of $21.9 billion, $15.8 billion, and $10.2 billion for the years ended June 30, 2026, 2025, and 2024, respectively, for which we retained servicing rights.

As of June 30, 2026 and June 30, 2025, we serviced loans which we sold with a remaining unpaid principal balance of $10.0 billion and $7.8 billion, respectively. We earned $173.1 million, $120.6 million, and $95.5 million of servicing income for the years ended June 30, 2026, 2025, and 2024, respectively.

We use discounted cash flow models to arrive at an estimate of fair value. As of June 30, 2026 and June 30, 2025, the aggregate fair value of the servicing assets was measured at $0.8 million and $0.9 million, respectively, and presented within other assets in the consolidated balance sheets. The aggregate fair value of the servicing liabilities was immaterial as of June 30, 2026 and June 30, 2025.

The following table summarizes the activity related to the aggregate fair value of our servicing assets (in thousands):

	June 30, 2026	June 30, 2025
Fair value at beginning of period	$906	$574
Initial transfers of financial assets	505	484
Subsequent changes in fair value	(590)	(152)
Fair value at end of period	$821	$906

The following table summarizes the activity related to the aggregate fair value of our servicing liabilities (in thousands):

	June 30, 2026	June 30, 2025
Fair value at beginning of period	$41	$743
Initial transfers of financial liabilities	—	—
Subsequent changes in fair value	(41)	(702)
Fair value at end of period	$—	$41

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of servicing assets and liabilities as of June 30, 2026 and June 30, 2025:

		June 30, 2026
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Servicing assets	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	10.48%	18.44%	13.89%
Servicing liabilities (2)	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	—%	—%	—%

		June 30, 2025
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Servicing assets	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	10.24%	15.68%	12.04%
Servicing liabilities (2)	Discount Rate	30.00%	30.00%	30.00%
	Adequate Compensation	2.00%	2.00%	2.00%
	Default Rate	3.71%	7.89%	5.26%

(1)Unobservable inputs were weighted by relative fair value.
(2)For certain servicing agreements, the contractual servicing fee equals the adequate compensation assumption, resulting in a fair value of zero. These agreements are included in the sensitivity analysis to demonstrate the impact of changes in the adequate compensation rate. For such agreements, if the adequate compensation rate is held constant, fluctuations in the default rate or the discount rate would not impact the valuation.

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the servicing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	June 30, 2026	June 30, 2025
Servicing assets
Default Rate assumption:
Default Rate increase of 25%	$1	$1
Default Rate increase of 50%	$2	$2
Adequate Compensation assumption:
Adequate Compensation increase of 10%	$(1,255)	$(1,439)
Adequate Compensation increase of 20%	$(2,509)	$(2,879)
Discount Rate assumption:
Discount Rate increase of 25%	$(30)	$(35)
Discount Rate increase of 50%	$(58)	$(66)
Servicing liabilities (1)
Default Rate assumption:
Default Rate increase of 25%	$—	$—
Default Rate increase of 50%	$—	$—
Adequate Compensation assumption:
Adequate Compensation increase of 10%	$6,405	$4,593
Adequate Compensation increase of 20%	$12,810	$9,186
Discount Rate assumption:
Discount Rate increase of 25%	$—	$(1)
Discount Rate increase of 50%	$—	$(1)

(1)For certain servicing agreements, the contractual servicing fee equals the adequate compensation assumption, resulting in a fair value of zero. These agreements are included in the sensitivity analysis to demonstrate the impact of changes in the adequate compensation rate. For such agreements, if the adequate compensation rate is held constant, fluctuations in the default rate or the discount rate would not impact the valuation.

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

The following table summarizes the activity related to the fair value of the performance fee liability (in thousands):

	June 30, 2026	June 30, 2025
Fair value at beginning of period	$1,870	$1,503
Purchases of loans	3,396	2,367
Settlements paid	(2,864)	(2,111)
Subsequent changes in fair value	57	111
Fair value at end of period	$2,459	$1,870

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of June 30, 2026 and June 30, 2025:

	June 30, 2026
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	6.06%	10.00%	8.53%
Refund Rate	1.50%	1.50%	1.50%
Loss Rate	0.73%	4.65%	3.21%

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	7.25%	10.00%	9.23%
Refund Rate	1.50%	1.50%	1.50%
Loss Rate	0.87%	4.65%	3.07%

(1)Unobservable inputs were weighted by remaining principal balances.
Securitization Notes Receivable and Residual Trust Certificates

As of June 30, 2026 and June 30, 2025, we held notes receivable and residual trust certificates with an aggregate fair value of $68.4 million and $75.5 million, respectively, in connection with unconsolidated securitizations. The balances correspond to the 5% economic risk retention we are required to maintain as the securitization sponsor.

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

The following table summarizes the activity related to the fair value of the notes receivable and residual trust certificates (in thousands):

	June 30, 2026	June 30, 2025
Fair value at beginning of period	$75,469	$51,670
Additions	76,094	84,718
Cash received (due to payments)	(88,301)	(65,560)
Change in unrealized gain (loss)	92	(447)
Accrued interest	4,279	5,368
Reversals of (additions to) allowance for expected credit losses	725	(280)
Fair value at end of period	$68,358	$75,469

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the notes receivable and residual trust certificates as of June 30, 2026 and June 30, 2025:

	June 30, 2026
Unobservable Input	Minimum	Maximum	Weighted Average (2)
Discount Rate	0.82%	22.60%	5.14%
Default Rate(1)	5.37%	9.98%	9.65%
Prepayment Rate	20.17%	26.52%	25.48%

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (2)
Discount Rate	2.86%	30.29%	6.89%
Default Rate(1)	0.94%	8.40%	7.65%
Prepayment Rate	21.46%	24.85%	23.14%

(1)The cumulative loss relative to the outstanding balance as of June 30, 2026 and June 30, 2025
(2)Unobservable inputs were weighted by relative fair value

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the notes receivable and residual trust certificates given hypothetical changes in significant unobservable inputs (in thousands):

	June 30, 2026	June 30, 2025
Discount Rate assumption:
Discount Rate increase of 25%	$(518)	$(727)
Discount Rate increase of 50%	$(1,013)	$(1,427)
Default Rate assumption:
Default Rate increase of 25%	$(2,806)	$(2,688)
Default Rate increase of 50%	$(3,526)	$(3,698)
Prepayment Rate assumption:
Prepayment Rate change of 25%	$(155)	$(130)
Prepayment Rate change of 50%	$(313)	$(259)

Residual Interests in Structured Transactions

As of June 30, 2026 and June 30, 2025, we held residual interests in structured transactions with an aggregate fair value of $5.6 million and $2.3 million, respectively, in connection with certain forward flow loan sale transactions.

These assets are measured at fair value using a discounted cash flow model, and presented within securities available for sale at fair value in the consolidated balance sheets. Changes in the fair value, except for credit impairments, are reflected in other comprehensive income in the consolidated statements of operations and comprehensive income (loss).

The following table summarizes the activity related to the fair value of the assets (in thousands):

	June 30, 2026	June 30, 2025
Fair value at beginning of period	$2,284	$—
Capital contribution	4,094	2,173
Cash distribution received	(1,659)	—
Accrued Interest	338	—
Subsequent changes in fair value	525	111
Fair value at the end of period	5,582	2,284

Significant unobservable inputs used for our Level 3 fair value measurement of the residual interests are the discount rate, default rate, and prepayment rate. Significant increases or decreases in any of the inputs in isolation could result in a significantly lower or higher fair value measurement.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the residual interests in structured transactions as of June 30, 2026 and June 30, 2025:

	June 30, 2026
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	20.00%	20.00%	20.00%
Default Rate	10.42%	10.42%	10.42%
Prepayment Rate	45.61%	45.61%	45.61%

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	20.00%	20.00%	20.00%
Default Rate	8.88%	8.88%	8.88%
Prepayment Rate	48.85%	48.85%	48.85%

(1)Unobservable inputs were weighted by relative fair value.

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the residual interests in structured transactions given hypothetical changes in significant unobservable inputs (in thousands):

	June 30, 2026	June 30, 2025
Discount Rate assumption:
Discount Rate increase of 20%	$(320)	$(181)
Discount Rate increase of 40%	$(615)	$(343)
Default Rate assumption:
Default Rate increase of 20%	$(48)	$(28)
Default Rate increase of 40%	$(89)	$(50)
Prepayment Rate assumption:
Prepayment Rate increase of 20%	$(54)	$(35)
Prepayment Rate increase of 40%	$(103)	$(64)

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

The following table summarizes the activity related to the fair value of the profit share liability (in thousands):

	June 30, 2026	June 30, 2025
Fair value at beginning of period	$9,323	$1,974
Facilitation of loans	4,423	12,967
Actual performance	(13,208)	(13,649)
Subsequent changes in fair value	518	8,031
Fair value at end of period	$1,056	$9,323

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit sharing liability as of June 30, 2026 and June 30, 2025:

	June 30, 2026
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	30.00%	30.00%	30.00%
Program Profitability	0.89%	2.43%	2.31%

	June 30, 2025
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	30.00%	30.00%	30.00%
Program Profitability	0.23%	3.28%	2.86%

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

We account for these arrangements as derivatives measured at fair value with gains and losses recognized in gain on sales of loans in our consolidated statements of operations and comprehensive income (loss). For each counterparty, we have recognized a net asset or net liability based on the estimated fair value of future payments we expect to receive from or make to the counterparty. As of June 30, 2026, we estimated the fair value of future settlements using a discounted cash flow model.

The following table summarizes the activity related to the fair value of the risk sharing assets (in thousands):

	June 30, 2026	June 30, 2025
Fair value at beginning of period	$43,179	$33,884
Initial transfers of financial assets	20,509	27,658
Cash settlements	(39,829)	(21,134)
Subsequent changes in fair value	6,442	2,771
Fair value at end of period	$30,301	$43,179

The following table summarizes the activity related to the fair value of the risk sharing liabilities (in thousands):

	June 30, 2026	June 30, 2025
Fair value at beginning of period	$90	$918
Cash settlements	(90)	(1,599)
Subsequent changes in fair value	—	771
Fair value at end of period	$—	$90

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the risk sharing arrangements as of June 30, 2026 and June 30, 2025:

		June 30, 2026
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount Rate	7.00%	20.00%	17.95%
	Loss Rate	3.35%	4.96%	4.16%
	Prepayment Rate	17.72%	22.13%	19.80%
Risk sharing liabilities	Discount Rate	—%	—%	—%
	Loss Rate	—%	—%	—%

		June 30, 2025
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount Rate	20.00%	20.00%	20.00%
	Loss Rate	3.32%	4.91%	4.13%
	Prepayment Rate	19.84%	22.89%	21.34%
Risk sharing liabilities	Discount Rate	20.00%	20.00%	20.00%
	Loss Rate	3.47%	5.35%	4.42%

(1)Unobservable inputs were weighted by principal balance of loans sold under each cohort.

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the risk sharing assets and liabilities given hypothetical changes in significant unobservable inputs (in thousands):

	June 30, 2026	June 30, 2025
Risk sharing assets
Prepayment Rate assumption:
Prepayment Rate decrease of 25%	$(1,638)	$(1,896)
Prepayment Rate decrease of 50%	$(3,382)	$(3,923)
Loss Rate assumption:
Loss Rate increase of 25%	$(13,647)	$(15,150)
Loss Rate increase of 50%	$(27,292)	$(30,277)
Discount Rate assumption:
Discount Rate increase of 25%	$(554)	$(903)
Discount Rate increase of 50%	$(1,072)	$(1,745)
Risk sharing liabilities
Loss Rate assumption:
Loss Rate increase of 25%	$—	$16,946
Loss Rate increase of 50%	$—	$24,676
Discount Rate assumption:
Discount Rate increase of 25%	$—	$—
Discount Rate increase of 50%	$—	$—

Financial Assets and Liabilities Not Recorded at Fair Value

The following table presents the fair value and our assessment of the classification of this measurement within the fair value hierarchy for financial assets and liabilities held at amortized cost as of June 30, 2026 and June 30, 2025 (in thousands):

	June 30, 2026
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	$1	$—	$1	$—	$1
Loans held for investment, net	$8,997,447	$—	$—	$9,814,199	$9,814,199
Total assets	$8,997,448	$—	$1	$9,814,199	$9,814,200
Liabilities:
Convertible senior notes, net (1)	1,129,581	—	1,286,525	—	1,286,525
Notes issued by securitization trusts	5,331,229	—	—	5,341,418	5,341,418
Funding debt	3,333,248	—	—	3,359,290	3,359,290
Total liabilities	$9,794,058	$—	$1,286,525	$8,700,708	$9,987,233

	June 30, 2025
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for investment, net	6,628,606	—	—	7,085,840	7,085,840
Total assets	$6,628,606	$—	$—	$7,085,840	$7,085,840
Liabilities:
Convertible senior notes, net (1)	1,153,000	—	1,205,287	—	1,205,287
Notes issued by securitization trusts	4,833,855	—	—	4,868,980	4,868,980
Funding debt	1,622,808	—	—	1,640,765	1,640,765
Total liabilities	$7,609,663	$—	$1,205,287	$6,509,745	$7,715,032

(1)As of June 30, 2026, includes convertible senior notes due 2026 with a carrying amount and fair value of $221.1 million and $217.8 million, respectively, and convertible senior notes due 2029 with a carrying amount and fair value of $908.5 million and $1.1 billion, respectively. As of June 30, 2025, includes convertible senior notes due 2026 with a carrying amount and fair value of $247.9 million and $232.7 million, respectively, and convertible senior notes due 2029 with a carrying amount and fair value of $905.1 million and $972.6 million, respectively. The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.

13.   Stockholders’ Equity

Common Stock

We had shares of common stock reserved for issuance as follows:

	June 30, 2026	June 30, 2025
Available outstanding under equity compensation plans	19,595,080	39,122,013
Available for future grant under equity compensation plans	69,408,730	53,851,610
Total	89,003,810	92,973,623

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
During the years ended June 30, 2026, 2025, and 2024, we recognized $199.9 million, $292.3 million, and $439.6 million, respectively, within sales and marketing expense for the warrant shares that vested during the respective periods. Refer to Note 5.  Balance Sheet Components for more information on the commercial agreement asset recognized in connection with the warrants and the related amortization.

The following table summarizes the warrants activity for the year ended June 30, 2026:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (years)
Warrants outstanding, June 30, 2025	18,500,000	$81.08	3.90
Warrants outstanding, June 30, 2026	18,500,000	$68.75	2.90
Warrants exercisable, June 30, 2026	13,260,299	$71.00	2.90
There were no warrants granted, exercised, or cancelled during the year ended June 30, 2026. As of June 30, 2026, unrecognized compensation expense related to the unvested warrants was approximately $429.4 million, which is expected to be recognized over a remaining weighted-average period of 2.4 years.

14.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to employees, officers, directors, and consultants. As of June 30, 2026, the maximum number of shares of common stock which may be issued under the Plan is 192,859,800 Class A shares and there were 69,408,730 shares of Class A common stock available for future grants under the Plan.

Stock Options

For stock options granted before our IPO in January 2021, the minimum expiration period is seven years after termination of employment or ten years from the date of grant. For stock options granted after our IPO, the minimum expiration period is three months after termination of employment or ten years from the date of grant. Stock option awards generally vest over a period of four years, with some awards vesting 25% on the twelve month anniversary of the vesting commencement date and the remaining 75% vesting ratably over the next three years.

The following table summarizes our stock option activity for the year ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2025	12,955,978	$19.12	5.18
Exercised	(3,048,939)	14.26
Forfeited, expired or canceled	(168,023)	40.69
Balance as of June 30, 2026	9,739,016	20.27	4.44
Vested and exercisable, June 30, 2026	8,730,375	$19.15	4.09	$544,997
Vested and exercisable, and expected to vest thereafter (1) June 30, 2026	9,738,281	$20.29	4.44	$596,787

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

There were no options granted for the year ended June 30, 2026 and the weighted-average grant date fair value of options granted for the years ended June 30, 2025 and 2024 was $31.74 and $16.37, respectively. The aggregate intrinsic value of options exercised was approximately $193.7 million, $234.5 million, and $79.0 million for the years ended June 30, 2026, 2025, and 2024, respectively. The total fair value of stock options vested during the years ended June 30, 2026, 2025, and 2024 was $22.1 million, $26.8 million, and $24.3 million, respectively.

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

	June 30, 2026 (1)	June 30, 2025	June 30, 2024
Volatility	N/A	80%	75%
Risk-free interest rate	N/A	3.46% - 4.35%	4.21% - 4.36%
Expected term (in years)	N/A	6.06	6.05
Expected dividend yield	N/A	—	—

(1)No stock options were granted during the year ended June 30, 2026; accordingly, fair value assumptions were not applicable.

As of June 30, 2026, unrecognized compensation expense related to unvested stock options was approximately $19.8 million, which is expected to be recognized over a remaining weighted-average period of 1.4 years.

Value Creation Award

In November 2020, the Company’s Board of Directors approved a long-term, multi-year performance-based stock option grant providing Mr. Levchin with the opportunity to earn the right to purchase up to 12,500,000 shares of the Company’s Class A common stock (the “Value Creation Award”).The Value Creation Award could only be earned upon achievement of specified stock price hurdles above the Company’s IPO price during a five-year performance period, subject to Mr. Levchin’s continued service. During the year ended June 30, 2026, the performance period ended and 8,500,000 unvested shares expired. We recognized stock-based compensation on these awards based on the grant date fair value using an accelerated attribution method over the requisite service period, and only if performance-based conditions were considered probable of being satisfied. We incurred stock-based compensation expense of $11.8 million, $36.5 million, and $64.6 million during the years ended June 30, 2026, 2025, and 2024, respectively, associated with the Value Creation Award as a component of general and administrative expense within the consolidated statements of operations and comprehensive income (loss).

The following table summarizes our Value Creation Award activity for the year ended June 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2025	12,500,000	$49.00	5.29
Exercised	(1,999,998)	49.00
Expired	(8,500,000)	49.00
Balance as of June 30, 2026	2,000,002	49.00	4.54
Vested and exercisable, June 30, 2026	2,000,002	$49.00	4.54	$65,100

As of June 30, 2026, there is no remaining unrecognized compensation expense related to the Value Creation Award. The aggregate intrinsic value of Value Creation Award shares exercised was approximately $68.6 million for the year ended June 30, 2026. No Value Creation Award shares were exercised for the years ended June 30, 2025 and 2024.

Restricted Stock Units

RSUs are subject to a service-based vesting condition. We record stock-based compensation expense for service-based RSUs on a straight-line basis over the requisite service period, which is generally one to four years.

The following table summarizes our RSU activity during the year ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2025	13,666,035	$30.98
Granted	6,479,309	67.58
Vested	(11,390,839)	38.44
Forfeited, expired or canceled	(1,494,866)	41.09
Non-vested at June 30, 2026	7,259,639	$49.87

As of June 30, 2026, unrecognized compensation expense related to unvested RSUs was approximately $336.7 million, which is expected to be recognized over a remaining weighted-average period of 1.3 years.

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

The following table summarizes our PSU activity during the year ended June 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at Balance as of June 30, 2025	—	$—
Granted	596,423	82.11
Non-vested at June 30, 2026	596,423	$82.11

As of June 30, 2026, unrecognized compensation expense related to unvested PSUs was approximately $61.3 million, which is expected to be recognized over a remaining weighted-average period of 2.0 years.

2020 Employee Stock Purchase Plan

We offer an Employee Stock Purchase Plan (“ESPP”) to our employees. A total of 18.9 million shares of Class A common stock are reserved and available for issuance under the ESPP and 2.4 million shares have been issued as of June 30, 2026. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year. At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP at the first day of the offering period, which represents the grant date. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	June 30, 2026	June 30, 2025	June 30, 2024
General and administrative	$195,746	$216,323	$228,334
Technology and data analytics	92,017	87,707	96,596
Sales and marketing	16,026	16,535	16,374
Processing and servicing	882	868	3,207
Total stock-based compensation in operating expenses	304,671	321,433	344,511
Capitalized into property, equipment and software, net	179,842	178,461	126,510
Total stock-based compensation	$484,513	$499,894	$471,021

15.   Restructuring and other

In February 2023, we committed to a restructuring plan (the “February 2023 Plan”) that included reducing our workforce and vacating a portion of our San Francisco office. The February 2023 Plan was completed during fiscal 2024, and we do not expect future costs or payments related to the plan.
For the years ended June 30, 2026 and 2025, we had no outstanding liability related to previously accrued exit and disposal costs. For the year ended June 30, 2024, exit and disposal costs were $6.8 million.
16.   Income Taxes

The U.S. and foreign components of income (loss) before income taxes for the years ended June 30, 2026, 2025, and 2024 are as follows (in thousands):

	June 30, 2026	June 30, 2025	June 30, 2024
U.S.	$478,545	$42,949	$(518,093)
Foreign	14,182	18,515	2,566
Total income (loss) before income taxes	$492,727	$61,464	$(515,527)

Income tax expense (benefit) for the years ended June 30, 2026, 2025, and 2024 is summarized as follows (in thousands):

	June 30, 2026	June 30, 2025	June 30, 2024
Current
Federal	$241	$1,565	$—
State	13,266	176	1,442
Foreign	4,643	425	392
Total current expense	$18,150	$2,166	$1,834
Deferred
Federal	$(1,018,538)	$139	$139
State	(441,455)	(212)	333
Foreign	4,776	7,186	(76)
Total deferred (benefit) expense	(1,455,217)	7,113	396
Income tax (benefit) expense	$(1,437,067)	$9,279	$2,230

The income tax benefit for the year ended June 30, 2026 was primarily attributable to a change in our assessment of the realizability of our domestic deferred tax assets. The income tax expense for the year ended June 30, 2025 was primarily attributable to U.S. federal and foreign income taxes. The income tax expense for the year ended June 30, 2024 was primarily attributable to various U.S. state and foreign income taxes and the tax amortization of certain intangible assets.

The table below presents a reconciliation of the U.S. statutory federal income tax rate to our effective tax rate subsequent to the adoption of ASU 2023-09 for the year ended June 30, 2026 (in thousands):

	June 30, 2026
	Amount	Percent
U.S. statutory federal income tax rate	$103,414	21.0%
State and local income taxes, net of federal tax effect (1)	(547,531)	(111.2)%
Other foreign tax effects	6,875	1.4%
Nontaxable or non-deductible items:
Stock-based compensation (2)	(94,903)	(19.3)%
Non-deductible compensation expense (3)	18,643	3.8%
Other	1,350	0.3%
Tax benefit related to tax credits (4)	(21,021)	(4.3)%
Change in unrecognized tax benefits	9,443	1.9%
Change in valuation allowance	(913,659)	(185.5)%
Other adjustments	322	0.2%
Income tax benefit and effective income tax rate	(1,437,067)	(291.7)%

(1)Includes the state tax effect of the valuation allowance release. State and local taxes in California and New York made up the majority (greater than 50%) of the tax effect in this category.
(2)Primarily reflects excess tax benefits recognized upon the vesting or exercise of stock-based awards, partially offset by the tax effects of nondeductible stock-based compensation expense.
(3)Reflects the impact of applying Section 162(m), which prohibits deduction of certain excess employee compensation to certain “covered employees”.
(4)Primarily relates to research and development tax credits.

As previously disclosed for the years ended June 30, 2025 and 2024, prior to the adoption of ASU 2023-09, the following is a reconciliation of the U.S. statutory federal income tax rate to our effective tax rate:

	June 30, 2025	June 30, 2024
U.S. statutory federal income tax rate	21.0%	21.0%
State and local income taxes, net of federal tax benefit	6.8%	8.9%
Foreign rate differential	1.7%	(0.1)%
California state tax law change	26.3%	—%
Stock-based compensation	(228.9)%	(5.1)%
Non-deductible compensation expense	70.0%	(5.6)%
Tax benefit related to tax credits, net	(67.5)%	4.3%
Change in unrecognized tax benefits	27.0%	(1.7)%
Change in tax status of a foreign subsidiary	14.6%	—%
Other	0.8%	—%
Change in valuation allowance	143.0%	(22.1)%
Effective income tax rate	14.8%	(0.4)%

Significant components of deferred tax assets and liabilities are as follows (in thousands):

	June 30, 2026	June 30, 2025
Net operating loss carryforwards	$1,022,126	$1,034,551
Allowance for credit losses	161,002	116,570
Stock-based compensation	14,694	16,789
Stock warrants	194,424	142,143
Operating lease liabilities	7,658	8,386
Capitalized R&E including internally developed software	—	62,325
Tax credit carryforwards	119,074	108,026
Other	11,624	11,685
Total deferred tax assets	$1,530,602	$1,500,475
Right-of-use lease assets	(6,030)	(5,021)
Capitalized R&E including internally developed software	(40,895)	—
Other	(1,522)	(3,686)
Total deferred tax liabilities	$(48,447)	$(8,707)
Valuation allowance	(15,119)	(1,479,926)
Deferred tax assets (liabilities), net of valuation allowance	$1,467,036	$11,842

During the fourth quarter of the year ended June 30, 2026, we concluded that sufficient positive evidence was available to support the determination that it is more likely than not that a significant portion of our domestic deferred tax assets will be realized. Accordingly, we reduced the valuation allowance by $1.5 billion. In reaching this conclusion, we evaluated all available positive and negative evidence and gave significant weight to objectively verifiable evidence, including our achievement of a cumulative U.S. income position over the three-year period, measured using pretax book income adjusted for permanent book-to-tax differences, and our continued U.S. profitability in recent periods. We also considered anticipated future taxable income.

We continue to maintain a valuation allowance of $15.1 million against certain foreign net deferred tax assets and certain domestic capital loss deferred tax assets for which it is not more likely than not that the related tax benefits will be realized.

As of June 30, 2026, we had pretax U.S. federal net operating loss ("NOL") carryforwards of approximately $3.2 billion, state NOL carryforwards of $4.6 billion, and U.K. NOL carryforwards of $44.0 million. If not utilized, certain U.S. federal and state NOL carryforwards will begin to expire in 2027, whereas others, including foreign NOL carryforwards, have an unlimited carryforward period. Additionally, as of June 30, 2026, we also had U.S. federal and state research and development tax credit carryforwards of $150.1 million and $70.6 million, respectively. The U.S. federal research and development tax credit carryforwards will begin to expire in 2041 while the state research and development tax credits may be carried forward indefinitely.

Of the above NOL carryforwards, approximately $23.0 million pretax U.S. federal NOL carryforwards and $33.9 million state NOL carryforwards are from domestic acquisitions, which may be subject to an annual utilization limitation under Internal Revenue Code Section 382.

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

For the year ended June 30, 2026, income taxes paid on a cash basis consisted of the following (in thousands):

June 30, 2026
Federal income taxes paid	$910
State and local income taxes paid:
Pennsylvania	915
Virginia	673
Florida	355
All other	1,387
Total state and local income taxes paid	$3,330
Foreign income taxes paid:
Canada	1,647
Poland	395
Spain	336
All other	—
Total foreign income taxes paid	2,378
Total income taxes paid, net	$6,618

The Company accounts for uncertainties in income taxes in accordance with ASC 740, Income Taxes. The following table provides a reconciliation of the beginning and ending amounts of gross unrecognized tax benefits (in thousands):

	June 30, 2026	June 30, 2025	June 30, 2024
Beginning balance	$79,248	$61,514	$51,850
Gross increase for tax positions related to the current year	12,556	18,543	8,931
Gross increase for tax positions related to prior years	1,208	—	733
Gross decrease for tax positions related to prior years	—	(809)	—
Ending balance	$93,012	$79,248	$61,514

As of June 30, 2026, the Company had $93.0 million of unrecognized tax benefits related to uncertain tax positions that, if recognized, would reduce its income tax expense by $86.7 million.

Interest and penalties on unrecognized tax benefits are recorded as a component of tax expense. During the years ended June 30, 2026, 2025, and 2024, we did not recognize accrued interest and penalties related to unrecognized tax benefits.

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

17.   Net Income (Loss) per Share Attributable to Common Stockholders

The following table presents basic and diluted net income (loss) per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	June 30, 2026		June 30, 2025		June 30, 2024
	Class A	Class B	Class A	Class B	Class A	Class B
Numerator:
Net income (loss) attributable to common stockholders - basic	$1,695,654	$234,139	$45,456	$6,730	$(430,789)	$(86,968)
Net income (loss) attributable to common stockholders - diluted	$1,704,843	$224,950	$45,815	$6,371	$(430,789)	$(86,968)
Denominator:
Weighted average shares of common stock - basic	294,491,481	40,663,940	281,215,807	41,636,066	257,810,094	52,047,035
Dilutive effect of stock equivalents:
Restricted stock units	5,430,315	—	8,863,942	—	—	—
Stock options	7,463,459	—	8,950,174	—	—	—
Value creation award vested shares	743,411	—	346,434	—	—	—
Performance stock units	24,381	—	—	—	—	—
Employee stock purchase plan shares	21,416	—	11,143	—	—	—
Common stock warrants	8,244	—	—	—	—	—
Weighted average shares of common stock - diluted	308,182,707	40,663,940	299,387,500	41,636,066	257,810,094	52,047,035
Net income (loss) per share:
Basic	$5.76	$5.76	$0.16	$0.16	$(1.67)	$(1.67)
Diluted	$5.53	$5.53	$0.15	$0.15	$(1.67)	$(1.67)

The following common stock equivalents were excluded from the calculation of diluted net income (loss) per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	June 30, 2026	June 30, 2025	June 30, 2024
Common stock warrants	8,823,185	7,302,216	5,700,587
Restricted stock units	660,711	664,243	18,327,420
Stock options	167,711	905,835	16,794,697
Employee stock purchase plan shares	142,124	157,615	216,846
Total	9,793,731	9,029,909	41,039,550

18.   Segments and Geographical Information

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

Revenue

Merchant and card network revenue by geography is based on the location of the entity fulfilling the service to the merchant partner or card-issuing partner, respectively. Interest income by geography is based on the billing address of the borrower. Gain (loss) on sales of loans and servicing income is based on the location of the entity selling or servicing the loan, respectively. Refer to 3.  Revenue for further information on the types of products and services the Company derives its revenues from. The following table sets forth revenue by geographic area (in thousands):

	June 30, 2026	June 30, 2025	June 30, 2024
United States	$4,111,957	$3,105,121	$2,225,605
Canada	142,821	119,009	97,394
Other	6,304	282	—
Total	$4,261,082	$3,224,412	$2,322,999

Long-Lived Assets

The following table summarizes our long-lived assets, which consists of property, equipment and software, net and operating lease right-of-use assets, by geographic area (in thousands):

	June 30, 2026	June 30, 2025
United States	$707,612	$590,044
Canada	624	1,104
Other	576	614
Total	$708,812	$591,761

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the Company. In order to evaluate the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002, management has conducted an assessment, including testing, of the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026. Based on that assessment, management has concluded that the Company’s internal control over financial reporting was effective as of June 30, 2026 to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of June 30, 2026, and its report is included below.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Affirm Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Affirm Holdings, Inc. and subsidiaries (the “Company”) as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended June 30, 2026, of the Company and our report dated August 27, 2026, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP
San Francisco, California
August 27, 2026

ITEM 9B. OTHER INFORMATION

(b)     Rule 10b5-1 Trading Plans
During the three months ended June 30, 2026, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as follows:

On May 21, 2026, Rob O’Hare, our Chief Financial Officer, adopted a Rule 10b5-1 trading arrangement providing for the sale of the Company’s Class A common stock (a “Rule 10b5-1 Trading Plan”) that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). Mr. O’Hare’s Rule 10b5-1 Trading Plan provides for (i) the exercise of up to 85,849 employee stock options and the sale of the underlying shares of our Class A common stock, and (ii) the sale of up to 7,684 shares of our Class A common stock plus additional shares of our Class A common stock to be received upon the vesting of RSUs to occur on various dates within the duration of the trading arrangement, pursuant to one or more limit orders, on or after September 1, 2026 until March 31, 2027, or earlier if all transactions under the trading arrangement are completed.

On June 2, 2026, Katherine Adkins, our Chief Legal Officer and Chief Compliance Officer, adopted a Rule 10b5-1 Trading Plan. Ms. Adkins’ Rule 10b5-1 Trading Plan provides for the exercise of up to 119,037 employee stock options and the sale of the underlying shares of our Class A common stock pursuant to one or more limit orders on or after September 1, 2026 until June 30, 2027, or earlier if all transactions under the trading arrangement are completed.

On June 15, 2026, Max Levchin, our Chief Executive Officer, terminated a Rule 10b5-1 Trading Plan. Mr. Levchin’s Rule 10b5-1 Trading Plan was adopted on March 17, 2025 and provided for the exercise of up to 4,000,000 employee stock options and the sale of the underlying shares of our Class A common stock pursuant to one or more limit orders on or after June 20, 2025 until June 18, 2026, or earlier if all transactions under the trading arrangement were completed.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to the sections titled “Board of Directors and Corporate Governance,” “Executive Officers” and “Other Matters” of our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2026.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the sections titled “Board of Directors and Corporate Governance” and “Compensation Discussion and Analysis” of our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2026.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the sections titled “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” of our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2026.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to the sections titled “Board of Directors and Corporate Governance” and “Certain Relationships and Related-Party Transactions” of our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2026.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the section titled “Proposal No. 2: Ratification of Appointment of Independent Registered Public Accounting Firm” of our Proxy Statement for the 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended June 30, 2026.

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

(c) Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Plan of Conversion of Affirm Holdings, Inc.	8-K	001-39888	2.1	June 26, 2025
3.1	Articles of Incorporation of Affirm Holdings, Inc.	8-K	001-39888	3.1	June 26, 2025
3.2	Bylaws of Affirm Holdings, Inc.	8-K	001-39888	3.2	June 26, 2025
4.1	Description of Capital Stock	10-K	001-39888	4.1	August 28, 2025
4.2	Second Replacement Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of February 14, 2025*	10-Q	001-39888	4.1	May 9, 2025
4.3	Amended and Restated Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of October 27, 2023*	10-Q	001-39888	4.1	February 8, 2024
4.4	First Amendment to the Amended and Restated Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of July 29, 2024	10-Q	001-39888	4.1	November 7, 2024
4.5	Second Amendment to the Amended and Restated Warrant to Purchase Class A Common Stock of Affirm Holdings, Inc., by and between Affirm Holdings, Inc. and Amazon.com Services LLC, dated as of November 2, 2025*	10-Q	001-39888	4.1	February 5, 2026
4.6	Indenture, dated November 23, 2021, between Affirm Holdings, Inc. and Wilmington Trust, National Association, as trustee	8-K	001-39888	4.1	November 23, 2021
4.7	Form of 0% Convertible Senior Note due 2026 (included in Exhibit 4.6)	8-K	001-39888	4.2	November 23, 2021
4.8	Indenture, dated December 20, 2024, between the Company and Wilmington Trust, National Association, as trustee	8-K	001-39888	4.1	December 20, 2024
4.9	Form of 0.75% Convertible Senior Note due 2029 (included in Exhibit 4.8)	8-K	001-39888	4.2	December 20, 2024
10.1	Form of Indemnification Agreement between the Company and its directors and officers	10-K	001-39888	10.1	August 28, 2025
10.2	Revolving Credit Agreement, dated as of February 4, 2022, among Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Barclays Bank PLC	8-K	001-39888	10.1	February 10, 2022
10.3	Amendment No. 1 to Revolving Credit Agreement, dated August 15, 2022, between Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Barclays Bank PLC	10-Q	001-39888	10.1	November 8, 2022
10.4	Amendment No. 2 to Revolving Credit Agreement, dated June 26, 2024, between Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Barclays Bank PLC	8-K	001-39888	10.1	July 1, 2024

10.5	Amendment No. 3 to Revolving Credit Agreement, dated December 16, 2024, between Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Barclays Bank PLC	10-Q	001-39888	10.1	February 6, 2025
10.6	Amendment No. 4 to Revolving Credit Agreement, dated June 18, 2026, between Affirm, Inc., Affirm Holdings, Inc., certain lenders identified therein, and Barclays Bank PLC.*	8-K	001-39888	10.1	June 25, 2026
10.7	Loan Sale Agreement, dated as of September 18, 2020, by and between Celtic Bank Corporation and Affirm, Inc.*	10-K	001-39888	10.4	August 25, 2023
10.8	Amendment No. 1 to Loan Sale Agreement, dated as of October 27, 2023, by and between Celtic Bank Corporation and Affirm, Inc.	10-Q	001-39888	10.1	February 8, 2024
10.9	Marketing and Servicing Agreement, dated as of September 18, 2020, by and between Celtic Bank Corporation and Affirm, Inc.*	10-K	001-39888	10.5	August 25, 2023
10.10	Amendment No. 1 to Marketing and Servicing Agreement, dated as of October 27, 2023, by and between Celtic Bank Corporation and Affirm, Inc.	10-Q	001-39888	10.2	February 8, 2024
10.11	Loan Servicing Agreement, dated as of May 31, 2023, between Lead Bank and Affirm, Inc.*	10-Q	001-39888	10.1	February 5, 2026
10.12	Loan Sale Agreement, dated as of May 31, 2023, between Lead Bank and Affirm, Inc.*	10-Q	001-39888	10.2	February 5, 2026
10.13	Loan Program Agreement, dated as of May 31, 2023, between Lead Bank and Affirm, Inc.*	10-Q	001-39888	10.3	February 5, 2026
10.14	Global Customer Installment Program Agreement, dated February 14, 2025, by and between Shopify Inc. and Affirm, Inc.*	10-Q	001-39888	10.1	May 9, 2025
10.15	Second Amended and Restated Installment Financing Services Agreement, dated as of November 6, 2025, by and among Affirm Holdings, Inc., Amazon.com Services LLC and Amazon Payments, Inc.*	10-Q	001-39888	10.4	February 5, 2026
10.16	Transaction Agreement, dated as of November 10, 2021, by and between Affirm Holdings, Inc. and Amazon.com Services LLC*	8-K	001-39888	10.2	November 10, 2021
10.17+	Amended and Restated 2012 Stock Plan	10-Q	001-39888	10.3	February 8, 2023
10.18+	Form of Stock Option Agreement pursuant to the Affirm Holdings, Inc. Amended and Restated 2012 Stock Plan	10-Q	001-39888	10.4	February 14, 2022
10.19+	Form of RSU Agreement pursuant to the Affirm Holdings, Inc. Amended and Restated 2012 Stock Plan	10-Q	001-39888	10.1	November 6, 2025
10.20+	Form of Director RSU Agreement pursuant to the Affirm Holdings, Inc. Amended and Restated 2012 Stock Plan	10-Q	001-39888	10.5	February 5, 2026
10.21+	Form of PSU Agreement pursuant to the Affirm Holdings, Inc. Amended and Restated 2012 Stock Plan	10-Q	001-39888	10.2	November 6, 2025
10.22+	2020 Employee Stock Purchase Plan	S-1/A	333-250184	10.3	November 20, 2020
10.23+	Cash Incentive Plan	10-K	001-39888	10.21	August 28, 2025
10.24+	Officer Severance Plan	10-Q	001-39888	10.4	November 6, 2025
10.25+	Nonqualified Deferred Compensation Plan	10-Q	001-39888	10.6	February 5, 2026
19.1	Insider Trading Policy					X
21.1	Subsidiaries of the Company					X
23.1	Consent of Deloitte & Touche LLP, independent registered public accountant					X
24.1	Power of Attorney (see signature page hereto)					X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Exchange Act, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X

32.1†	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2†	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
97.1	Policy for the Recovery of Erroneously Awarded Compensation	10-K	001-39888	97.1	August 28, 2024
101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document					X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document					X
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)					X
†	Furnished herewith.
+	Denotes management contract or compensatory plan or arrangement.
*	Portions of the exhibit have been omitted as the Company has determined that: (i) the omitted information is not material; and (ii) the Company customarily and actually treats the omitted information as private or confidential.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

AFFIRM HOLDINGS, INC.

Date: August 27, 2026	By:	/s/ Max Levchin
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

Name	Title	Date
/s/ Max Levchin	Chairman of the Board of Directors and Chief Executive Officer	August 27, 2026
Max Levchin	(principal executive officer)

/s/ Rob O’Hare	Chief Financial Officer	August 27, 2026
Rob O’Hare	(principal financial officer)

/s/ Siphelele Jiyane	Chief Accounting Officer	August 27, 2026
Siphelele Jiyane	(principal accounting officer)

/s/ Richard Galanti	Director	August 27, 2026
Richard Galanti

/s/ Brian D. Hughes	Director	August 27, 2026
Brian D. Hughes

/s/ Jeremy Liew	Director	August 27, 2026
Jeremy Liew

/s/ Libor Michalek	President and Director	August 27, 2026
Libor Michalek

/s/ Christa S. Quarles	Director	August 27, 2026
Christa S. Quarles

/s/ Jacqueline D. Reses	Director	August 27, 2026
Jacqueline D. Reses

/s/ Manolo Sanchez	Director	August 27, 2026
Manolo Sanchez

/s/ Ryan Schneider	Director	August 27, 2026
Ryan Schneider

/s/ Noel Watson	Director	August 27, 2026
Noel Watson