Form 10-Q
period 2026-09-30
Affirm Holdings, Inc.
filed 2026-11-05
CIK 1820953

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the number of shares of the registrant’s Class A common stock outstanding was 298,484,548 and the number of shares of the registrant’s Class B common stock outstanding was 40,529,390.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (“Form 10-Q”), as well as information included in oral statements or other written statements made or to be made by us, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements other than statements of historical fact contained in this Form 10-Q, including statements regarding our future results of operations and financial condition, business strategy, and plans and objectives of management regarding future operations, are forward-looking statements. In some cases, forward-looking statements may be identified by words such as “anticipate,” “believe,” “continue,” “could,” “design,” “estimate,” “expect,” “intend,” “may,” “plan,” “potentially,” “predict,” “project,” “should,” “will,” “would,” or the negative of these terms or other similar expressions. These forward-looking statements include, but are not limited to, statements concerning the following:

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

•the impact of macroeconomic conditions on our business, including the impacts of persistent inflation, an elevated interest rate environment and corresponding elevated negotiated interest rate spreads, ongoing recessionary concerns, international conflicts, uncertainty relating to the magnitude, duration and impact of tariffs on global trade, and the potential impact of macroeconomic conditions on the stability of the consumers and financial institutions with whom we do business; and
•the size and growth rates of the markets in which we compete.
Forward-looking statements, including statements such as “we believe” and similar statements, are based on our management’s current beliefs, opinions and assumptions and on information currently available as of the date of this Form 10-Q. Such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements are subject to a number of known and unknown risks, uncertainties and assumptions, including risks described in the section titled “Risk Factors” and elsewhere in this Form 10-Q and in our most recently filed Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “Annual Report”). Other sections of this Form 10-Q may include additional factors that could harm our business and financial performance. Moreover, we operate in a very competitive, heavily regulated and rapidly changing environment. New risks emerge from time to time, and it is not possible for our management to predict all risks that we may face, nor can we assess the impact of all risks on our business or the extent to which any risk, or combination of risks, may cause our actual results to differ from those contained in, or implied by, any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Form 10-Q, we cannot guarantee future results, levels of activity, performance, achievements, events, outcomes, timing of results or circumstances. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-Q or to conform these statements to actual results or to changes in our expectations. You should read this Form 10-Q and the documents that we have filed as exhibits to this Form 10-Q with the understanding that our actual future results, levels of activity, performance, outcomes, achievements and timing of results or outcomes may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

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

Part I - Financial Information

Item 1. Financial Statements

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(in thousands, except shares and per share amounts)

	September 30, 2026	June 30, 2026
Assets
Cash and cash equivalents	$2,072,399	$1,630,038
Restricted cash	498,631	803,005
Securities available for sale at fair value	932,808	972,642
Loans held for sale	—	1
Loans held for investment	10,114,596	9,560,742
Allowance for credit losses	(636,124)	(563,295)
Loans held for investment, net	9,478,472	8,997,447
Accounts receivable, net	356,915	284,350
Property, equipment and software, net	691,350	685,834
Goodwill	525,343	524,452
Intangible assets	25,456	26,416
Commercial agreement assets	35,241	38,326
Deferred tax assets	1,433,080	1,467,036
Other assets	431,644	360,601
Total assets	$16,481,340	$15,790,148
Liabilities and stockholders’ equity
Liabilities:
Accounts payable	$83,247	$84,647
Payable to third-party loan owners	164,847	199,557
Accrued interest payable	33,417	28,568
Accrued expenses and other liabilities	192,305	199,493
Convertible senior notes, net	1,130,556	1,129,581
Notes issued by securitization trusts	6,221,183	5,331,229
Funding debt	2,904,541	3,333,248
Total liabilities	10,730,096	10,306,324
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock, par value $0.00001 per share: 3,030,000,000 shares authorized, 298,389,237 shares issued and outstanding as of September 30, 2026; 3,030,000,000 shares authorized, 296,636,147 shares issued and outstanding as of June 30, 2026	2	2
Class B common stock, par value $0.00001 per share: 140,000,000 shares authorized, 40,530,194 shares issued and outstanding as of September 30, 2026; 140,000,000 shares authorized, 40,539,552 shares issued and outstanding as of June 30, 2026	1	1
Additional paid in capital	6,745,341	6,647,214
Accumulated deficit	(962,859)	(1,127,025)
Accumulated other comprehensive loss	(31,241)	(36,368)
Total stockholders’ equity	5,751,244	5,483,824
Total liabilities and stockholders’ equity	$16,481,340	$15,790,148

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

	September 30, 2026	June 30, 2026
Assets of consolidated VIEs, included in total assets above
Restricted cash	$231,634	$343,284
Loans held for investment	9,922,154	9,361,243
Allowance for credit losses	(586,740)	(529,895)
Loans held for investment, net	9,335,414	8,831,348
Accounts receivable, net	2,970	2,969
Other assets	5,951	3,009
Total assets of consolidated VIEs	$9,575,969	$9,180,610
Liabilities of consolidated VIEs, included in total liabilities above
Accrued interest payable	31,349	28,234
Accrued expenses and other liabilities	6,403	4,589
Notes issued by securitization trusts	6,221,183	5,331,229
Funding debt	2,902,378	3,328,963
Total liabilities of consolidated VIEs	9,161,313	8,693,016
Total net assets of consolidated VIEs	$414,655	$487,594

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except share and per share amounts)

	Three Months Ended September 30,
	2026	2025
Revenue
Merchant network revenue	$296,928	$251,147
Card network revenue	96,490	69,330
Total network revenue	393,418	320,477
Interest income	658,128	454,122
Gain on sales of loans	162,172	119,049
Servicing income	48,498	39,689
Total revenue, net	$1,262,216	$933,337
Operating expenses
Loss on loan purchase commitment	$82,573	$71,552
Provision for credit losses	259,357	162,752
Funding costs	134,373	110,027
Processing and servicing	168,808	133,807
Technology and data analytics	202,652	168,106
Sales and marketing	86,841	78,491
General and administrative	140,560	144,941
Total operating expenses	$1,075,164	$869,676
Operating income	$187,052	$63,661
Other income, net	18,000	19,358
Income before income taxes	$205,052	$83,019
Income tax expense	40,886	2,326
Net income	$164,166	$80,694
Other comprehensive income (loss)
Foreign currency translation adjustments	$1,268	$(10,003)
Unrealized gain (loss) on securities available for sale, net	(2,797)	812
Gain (loss) on cash flow hedges	6,656	(129)
Net other comprehensive income (loss)	$5,127	$(9,320)
Comprehensive income	$169,294	$71,373
Per share data:
Net income per share attributable to common stockholders for Class A and Class B
Basic	$0.48	$0.24
Diluted	$0.47	$0.23
Weighted average common shares outstanding
Basic	341,335,987	330,238,205
Diluted	351,783,888	348,278,403

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of June 30, 2026	337,175,699	$3	$6,647,214	$(1,127,025)	$(36,368)	$5,483,824
Issuance of common stock upon exercise of stock options	760,851	—	12,075	—	—	12,075
Vesting of restricted stock units	982,881	—	—	—	—	—
Vesting of warrants for common stock	—	—	48,041	—	—	48,041
Stock-based compensation	—	—	85,116	—	—	85,116
Tax withholding on stock-based compensation	—	—	(47,105)	—	—	(47,105)
Foreign currency translation adjustments	—	—	—	—	1,268	1,268
Unrealized loss on securities available for sale	—	—	—	—	(2,797)	(2,797)
Gain on cash flow hedges	—	—	—	—	6,656	6,656
Net income	—	—	—	164,166	—	164,166
Balance as of September 30, 2026	338,919,431	$3	$6,745,341	$(962,859)	$(31,241)	$5,751,244

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity
	Shares (1)	Amount
Balance as of June 30, 2025	325,112,799	$3	$6,140,893	$(3,056,818)	$(15,069)	$3,069,009
Issuance of common stock upon exercise of stock options	3,020,789	—	94,828	—	—	94,828
Vesting of restricted stock units	1,914,916	—	—	—	—	—
Vesting of warrants for common stock	—	—	40,977	—	—	40,977
Stock-based compensation	—	—	138,738	—	—	138,738
Tax withholding on stock-based compensation	—	—	(116,041)	—	—	(116,041)
Foreign currency translation adjustments	—	—	—	—	(10,003)	(10,003)
Unrealized gain on securities available for sale	—	—	—	—	812	812
Loss on cash flow hedges	—	—	—	—	(129)	(129)
Net income	—	—	—	80,694	—	80,694
Balance as of September 30, 2025	330,048,504	$3	$6,299,395	$(2,976,124)	$(24,389)	$3,298,885

(1)The share amounts listed above combine Class A and Class B stock.

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net income	$164,166	$80,694
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for losses	259,357	162,752
Amortization of premiums and discounts on loans	(86,858)	(65,072)
Gain on sales of loans	(162,172)	(119,049)
Gain on extinguishment of debt	—	(1,495)
Changes in fair value of assets and liabilities	404	(110)
Amortization of commercial agreement assets	3,085	8,056
Amortization of debt issuance costs	8,058	6,828
Accrued interest on securities available for sale	(9,874)	(9,959)
Commercial agreement warrant expense	48,040	40,977
Stock-based compensation	55,702	85,853
Depreciation and amortization	86,810	65,329
Deferred income tax expense	33,968	1,990
Other	(7,974)	(4,930)
Change in operating assets and liabilities:
Purchases and origination of loans held for sale	(578,231)	(749,202)
Proceeds from the sale of loans held for sale	577,776	748,761
Accounts receivable, net	(74,791)	138,862
Other assets	(61,764)	28,965
Accounts payable	(1,401)	(24,801)
Payable to third-party loan owners	(34,710)	(17,910)
Accrued interest payable	4,927	1,621
Accrued expenses and other liabilities	(17,442)	(3,586)
Net cash provided by operating activities	207,077	374,572
Cash flows from investing activities
Purchases and origination of loans held for investment	(13,792,617)	(9,797,362)
Proceeds from the sale of loans held for investment	5,834,184	4,282,839
Principal repayments and other loan servicing activity	7,486,203	5,359,253
Additions to property, equipment and software	(62,509)	(54,365)
Purchases of securities available for sale	(159,951)	(146,462)
Proceeds from maturities and repayments of securities available for sale	207,086	216,425
Other investing inflows	55	61
Other investing outflows	(1,548)	—
Net cash used in investing activities	(489,098)	(139,611)
Cash flows from financing activities
Proceeds from the issuance of funding debt	13,626,316	7,980,435
Proceeds from issuance of notes and certificates by securitization trust	1,650,000	1,100,000
Principal repayments of funding debt	(14,058,843)	(7,818,589)
Principal repayments of notes issued by securitization trust	(750,000)	(1,100,000)
Payment of debt issuance costs	(15,666)	(9,466)
Extinguishment of convertible debt	—	(24,814)
Proceeds from exercise of common stock options and warrants and contributions to ESPP	12,075	94,828
Taxes paid related to net share settlement of equity awards	(44,704)	(112,307)
Net cash provided by financing activities	419,179	110,086
Effect of exchange rate changes on cash, cash equivalents and restricted cash	829	(3,861)
Net increase in cash, cash equivalents and restricted cash	137,987	341,187
Cash, cash equivalents and restricted cash, beginning of period	2,433,043	1,756,423
Cash, cash equivalents and restricted cash, end of period	$2,571,030	$2,097,610

The accompanying notes are an integral part of these interim condensed consolidated financial statements.

AFFIRM HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS, CONT.
(Unaudited)
(in thousands)

	Three Months Ended September 30,
	2026	2025
Reconciliation to amounts on consolidated balance sheets (as of period end)
Cash and cash equivalents	$2,072,399	$1,428,848
Restricted cash	498,631	668,762
Total cash, cash equivalents and restricted cash	$2,571,030	$2,097,610

	Three Months Ended September 30,
	2026	2025
Supplemental disclosures of cash flow information
Cash payments for interest expense	$122,401	$103,252
Cash paid for operating leases	1,529	4,253
Cash paid for income taxes	14,160	1,749
Supplemental disclosures of non-cash investing and financing activities
Stock-based compensation included in capitalized internal-use software	29,414	52,885
Right of use assets obtained in exchange for operating lease liabilities	1,982	—

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

2.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), as contained in the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), disclosure requirements for interim financial information, and the requirements of Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto for the fiscal year ended June 30, 2026. The balance sheet as of June 30, 2026 has been derived from the audited financial statements at that date. Management believes these interim condensed consolidated financial statements reflect all adjustments, including those of a normal and recurring nature, which are necessary for a fair presentation of the results for the interim periods presented. The results of operations for the interim periods are not necessarily indicative of the results that may be expected for the full year or any other interim period.

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

Within the interim condensed consolidated financial statements and tables presented in the accompanying notes, certain columns and rows may not sum due to the use of rounded numbers for disclosure purposes. Prior period deferred tax amounts have been reclassified out of other assets to conform to the current period presentation as a separate line item on the interim condensed consolidated statements of cash flows. There was no effect on cash flows from operating activities.

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

Significant Accounting Policies

There were no material changes to our significant accounting policies as disclosed in Note 2. Summary of Significant Accounting Policies of our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, which was filed with the SEC on August 27, 2026.

Recently Adopted Accounting Standards

Debt with Conversion and Other Options

In November 2024, the FASB issued Accounting Standards Update (“ASU”) 2024-04, “Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments”. The new guidance clarifies the requirements for determining whether certain settlements of convertible debt should be accounted for as an induced conversion. The ASU is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods, and should be applied on a prospective basis, although retrospective application is permitted. The Company adopted the new standard effective September 30, 2026 on a prospective basis. The adoption of this standard did not have any impact on the Company’s interim condensed consolidated financial statements.

Credit Losses for Accounts Receivable and Contract Assets

In July 2025, the FASB issued ASU 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets”. The new guidance introduces a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The ASU is effective for fiscal years beginning after December 15, 2025 and interim periods within those annual reporting periods, and should be applied on a prospective basis. The Company adopted the new standard effective September 30, 2026 on a prospective basis. We have elected the practical expedient to assume that current conditions as of the balance sheet date do not change for the remaining life of the receivables from contracts with customers. The adoption of this standard did not have any impact on the Company’s interim condensed consolidated financial statements.

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

3.   Revenue

The following table presents our revenue disaggregated by revenue source (in thousands):

	Three Months Ended September 30,
	2026	2025
Merchant network revenue	$296,928	$251,147
Card network revenue	96,490	69,330
Interest income	658,128	454,122
Gain on sales of loans	162,172	119,049
Servicing income	48,498	39,689
Total revenue, net	$1,262,216	$933,337

Merchant Network Revenue — Revenue from Contracts with Customers

Merchant network revenue primarily consists of merchant fees. Merchant partners (or integrated merchants) are generally charged a fee based on gross merchandise volume (“GMV”) processed through the Affirm platform. Merchant fees depend on the individual arrangement between us and each merchant and may vary based on the loan terms and the product offering. The fee is recognized at the point in time the merchant successfully confirms the transaction, which is when the terms of the executed merchant agreement are fulfilled.

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

A portion of merchant network revenue relates to affiliate network revenue, which is generated when a user makes a purchase on a merchant’s website after being directed from an advertisement on Affirm’s website or mobile application. We earn a fixed placement fee and/or commission determined as a percentage of the value of the goods purchased by the consumer from merchants. Revenue is recognized at the point in time when the performance obligation has been fulfilled, which is when the merchant successfully confirms the transaction. Affiliate network revenue was $33.4 million and $30.9 million for the three months ended September 30, 2026 and 2025, respectively.

We reviewed merchant network revenue by merchant as a percentage of total revenue for the three months ended September 30, 2026 and 2025. There were no merchants that individually exceeded 10% of total revenue.

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

Interest Income

Interest income consisted of the following components (in thousands):

	Three Months Ended September 30,
	2026	2025
Contractual interest income on unpaid principal balance	$589,612	$400,114
Amortization of discount on loans	94,059	71,316
Amortization of premiums on loans	(7,201)	(6,244)
Interest receivable charged-off, net of recoveries	(18,342)	(11,064)
Total interest income	$658,128	$454,122
We accrue interest income using the effective interest method, which includes the amortization of any discounts or premiums on loan receivables created upon the purchase of a loan from our originating bank partners or upon the origination of a loan. Interest income on a loan is accrued daily, based on the finance charge disclosed to the consumer, over the term of the loan based upon the principal outstanding. The accrual of interest on a loan is suspended if a formal dispute with the consumer involving either Affirm or the merchant of record is opened, or a loan is 120 days past due. Upon the resolution of a dispute with the consumer, the accrual of interest is resumed, and any interest that would have been earned during the disputed period is retroactively accrued. As of September 30, 2026 and June 30, 2026, the unpaid principal balance of loans held for investment on non-accrual status was $7.4 million and $7.3 million, respectively.

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

4.   Loans Held for Investment and Allowance for Credit Losses

    Loans held for investment consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Unpaid principal balance	$10,124,249	$9,577,027
Accrued interest receivable	103,815	94,359
Premiums on loans held for investment	12,761	11,834
Less: Discount due to loss on loan purchase commitment	(87,094)	(87,263)
Less: Discount due to loss on directly originated loans	(39,135)	(35,214)
Total loans held for investment	$10,114,596	$9,560,742

Loans held for investment includes loans originated through our originating bank partners and directly originated loans. Loans that are underwritten using our technology platform and originated by our originating bank partners are later purchased by us. We purchased loans from our originating bank partners in the amount of $11.8 billion and $8.7 billion during the three months ended September 30, 2026 and 2025, respectively. We directly originated $2.7 billion and $1.9 billion of loans during the three months ended September 30, 2026 and 2025, respectively.

The following table details activity for the discount included in loans held for investment, for the periods indicated (in thousands):

	Three Months Ended September 30,
	2026	2025
Balance at the beginning of the period	$122,477	$102,680
Additions from loans purchased or originated, net of refunds	133,998	106,089
Amortization of discount	(94,059)	(71,316)
Unamortized discount released on loans sold	(36,270)	(30,773)
Impact of foreign currency translation	83	(370)
Balance at the end of the period	$126,229	$106,310

Our portfolio consists of interest bearing and non-interest bearing consumer loans with original term lengths of up to 60 months originated in markets including the U.S., U.K., Canada, and Australia, with the majority of loans originated within the U.S. While we view our loan portfolio as a single product segment, unsecured consumer loans, we consider factors such as country of origin, loan product, origination channel, merchant and various borrower characteristics to predict future losses.

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

The following tables present an aging analysis of the amortized cost basis excluding accrued interest receivable, by fiscal year of origination, of loans held for investment by delinquency status as of September 30, 2026 and June 30, 2026 (in thousands):

	September 30, 2026
	Amortized Cost Basis by Fiscal Year of Origination
	2027	2026	2025	2024	2023	Prior	Total
Current – 3 calendar days past due	$4,831,305	$4,318,204	$231,592	$32,267	$3,197	$172	$9,416,737
4 – 29 calendar days past due	88,231	202,479	7,868	416	33	1	299,028
30 – 59 calendar days past due	26,700	93,375	4,046	140	15	—	124,276
60 – 89 calendar days past due	2,750	85,992	3,497	136	12	—	92,387
90 – 119 calendar days past due(1)	—	74,019	4,064	182	59	29	78,353
Total amortized cost basis	$4,948,986	$4,774,069	$251,067	$33,141	$3,316	$202	$10,010,781

(1)Includes $78.3 million of loan receivables as of September 30, 2026 that are 90 days or more past due, but are not on non-accrual status.

	June 30, 2026
	Amortized Cost Basis by Fiscal Year of Origination
	2026	2025	2024	2023	2022	Prior	Total
Current – 3 calendar days past due	$8,524,557	$401,908	$44,161	$7,050	$252	$27	$8,977,955
4 – 29 calendar days past due	235,777	14,459	616	70	3	—	250,925
30 – 59 calendar days past due	87,890	7,826	252	26	1	—	95,995
60 – 89 calendar days past due	69,564	7,817	211	28	1	—	77,621
90 – 119 calendar days past due(1)	54,785	8,670	330	72	20	10	63,887
Total amortized cost basis	$8,972,573	$440,680	$45,570	$7,246	$277	$37	$9,466,383

(1)Includes $63.8 million of loan receivables as of June 30, 2026 that are 90 days or more past due, but are not on non-accrual status.

The following table presents net charge-offs by fiscal year of origination as of September 30, 2026 (in thousands):

	September 30, 2026
	Net Charge-offs by Fiscal Year of Origination
	2027	2026	2025	2024	2023	Prior	Total
Current period charge-offs	(2,342)	(178,397)	(17,650)	(641)	(2)	(77)	(199,109)
Current period recoveries	60	7,516	7,452	3,261	1,372	634	20,295
Current period net charge-offs	(2,282)	(170,881)	(10,198)	2,620	1,370	557	(178,814)

We maintain an allowance for credit losses at a level sufficient to absorb expected credit losses based on evaluating known and inherent risks in our loan portfolio. The allowance for credit losses reflects our estimate of expected lifetime credit losses as of the balance sheet date. Our estimate considers the remaining contractual term of our loan portfolio, historical credit losses, consumer payment history and estimated recoveries. We also consider current economic conditions and evolving consumer behavioral patterns. Adjustments to the allowance for changes in our estimate of lifetime expected credit losses are recognized in earnings through the provision for credit losses presented within our interim condensed consolidated statements of operations and comprehensive income. When available information confirms that specific loans or portions thereof are uncollectible, identified amounts are charged off against the allowance for credit losses. Loans are charged off in accordance with our charge-off policy, as the contractual principal becomes 120 days past due. Subsequent recoveries of the unpaid principal balance, if any, are credited to the allowance for credit losses.

The following table details activity in the allowance for credit losses, including charge-offs, recoveries and provision for loan losses (in thousands):

	Three Months Ended September 30,
	2026	2025
Balance at beginning of period	$563,295	$396,929
Provision for loan losses	251,643	156,404
Charge-offs	(199,109)	(144,595)
Recoveries of charged-off receivables	20,295	17,063
Balance at end of period	$636,124	$425,801

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

The following tables present the amortized cost basis of loans excluding accrued interest receivable that were modified for borrowers experiencing financial difficulty during the three months ended September 30, 2026 and 2025, by type of modification (in thousands):

	Three Months Ended September 30,
	2026	2025
Payment deferral	$16,848	$8,690
Loan re-amortization	242	149
Total	$17,090	$8,839
% of total loan receivables outstanding	0.17%	0.12%

With respect to borrowers who received payment deferrals during the three months ended September 30, 2026 and 2025, the length of each deferral period was one month.

With respect to borrowers who received a loan re-amortization during the three months ended September 30, 2026 and 2025, the payment amount was generally reduced by half and the term of the loan was extended between one month and twelve months.

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

The following tables present the delinquency status as of September 30, 2026 and 2025, by amortized cost basis excluding accrued interest receivable, of loan receivables that have been modified within the last 12 months where the borrower was experiencing financial difficulty at the time of modification (in thousands):

	September 30, 2026
	Payment Deferral	Loan Re-amortization	Total
Current – 3 calendar days past due	$17,575	$197	$17,772
4 – 29 calendar days past due	3,891	76	3,967
30 – 59 calendar days past due	2,267	42	2,309
60 – 89 calendar days past due	1,912	37	1,949
90 – 119 calendar days past due	1,919	37	1,956
Total amortized cost basis	$27,564	$389	$27,953

	September 30, 2025
	Payment Deferral	Loan Re-amortization	Total
Current – 3 calendar days past due	$8,827	$133	$8,960
4 – 29 calendar days past due	2,022	64	2,086
30 – 59 calendar days past due	1,146	22	1,168
60 – 89 calendar days past due	934	22	956
90 – 119 calendar days past due	858	15	873
Total amortized cost basis	$13,787	$256	$14,043

With respect to modifications during the 12 months preceding September 30, 2026 and 2025, respectively, where the borrower was experiencing financial difficulty at the time of modification, the amortized cost basis of loans which have been charged off was $8.9 million and $5.1 million, respectively.

5.   Balance Sheet Components

Accounts Receivable, net

Accounts receivable, net was $356.9 million and $284.4 million as of September 30, 2026 and June 30, 2026, respectively, which includes $97.1 million and $88.0 million of receivables from contracts with customers, respectively. Accounts receivable are subject to an allowance for credit losses which was $23.8 million and $22.7 million as of September 30, 2026 and June 30, 2026, respectively.

Property, Equipment and Software, net

Property, equipment and software, net consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Internally developed software	$1,453,064	$1,367,965
Leasehold improvements	19,195	17,525
Computer equipment	10,206	9,287
Furniture and equipment	7,883	7,717
Total property, equipment and software, at cost	$1,490,348	$1,402,494
Less: Accumulated depreciation and amortization	(798,998)	(716,659)
Total property, equipment and software, net	$691,350	$685,834

Depreciation and amortization expense on property, equipment and software was $85.8 million and $65.3 million for the three months ended September 30, 2026 and 2025, respectively.

No impairment losses related to property, equipment and software were recorded during the three months ended September 30, 2026 and 2025.

Goodwill and Intangible Assets

The changes in the carrying amount of goodwill during the three months ended September 30, 2026 were as follows (in thousands):

Balance as of June 30, 2026	$524,452
Adjustments (1)	891
Balance as of September 30, 2026	$525,343

(1)Adjustments to goodwill during the three months ended September 30, 2026 primarily pertained to foreign currency translation adjustments.

No impairment losses related to goodwill were recorded during the three months ended September 30, 2026 and 2025.

Intangible assets consisted of the following (in thousands):

	September 30, 2026
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$23,500	$(10,500)	$13,000	3.3
Developed technology	23,021	(23,021)	—	0.0
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks, licenses and domains	12,106	—	12,106	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$71,467	$(46,011)	$25,456

	June 30, 2026
	Gross	Accumulated Amortization	Net	Weighted Average Remaining Useful Life (in years)
Merchant relationships	$23,500	$(9,522)	$13,978	3.6
Developed technology	23,021	(23,006)	15	0.3
Assembled workforce	12,490	(12,490)	—	0.0
Trademarks, licenses and domains	12,073	—	12,073	Indefinite
Other intangibles	350	—	350	Indefinite
Total intangible assets	$71,434	$(45,018)	$26,416

No impairment losses related to intangible assets were recorded during the three months ended September 30, 2026 and 2025.

Commercial Agreement Assets

In fiscal year 2022, we granted warrants in connection with our commercial agreements with certain subsidiaries of Amazon.com, Inc. (“Amazon”) and recognized an asset of $133.5 million based on the grant date fair value of the warrants that were fully vested upon grant. The asset is amortized over the expected benefit period, which was extended from four to nine years in November 2025 upon the execution of a commercial agreement that superseded the prior agreement. For the three months ended September 30, 2026 and 2025, we recognized amortization expense of $0.3 million and $5.2 million, respectively, in our interim condensed consolidated statements of operations and comprehensive income as a component of sales and marketing expense. As of September 30, 2026, the accumulated amortization is $129.2 million and the remaining net asset value is $4.3 million, which will be recognized over the remaining useful life of 4.3 years. Refer to Note 13. Stockholders’ Equity for further discussion of the warrants.

In fiscal year 2021, we granted warrants in exchange for the opportunity to acquire new merchant partners through a commercial agreement with Shopify Inc. (“Shopify”). We recognized an asset of $270.6 million based on the grant-date fair value of the vested warrants. We record amortization expense related to the commercial agreement asset in our interim condensed consolidated statements of operations and comprehensive income as a component of sales and marketing expense over the expected benefit period. For both the three months ended September 30, 2026 and 2025, we recorded amortization expense related to the commercial agreement asset of $2.8 million. As of September 30, 2026, the accumulated amortization is $239.5 million and the remaining net asset value is $31.1 million, which will be recognized over the remaining useful life of 2.8 years. As of September 30, 2026, none of the warrants are outstanding.

Shopify is deemed to be a related party because they are a principal owner of more than ten percent of the Company’s voting interest. Under the commercial agreement, certain of our platform services are made available to eligible Shopify merchants. In the ordinary course of business, we incur fees in connection with transactions processed on the Shopify platform under the agreement.

Other Assets

    Other assets consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Processing reserves	$220,264	$160,435
Prepaid expenses	72,337	47,864
Equity securities held at cost	40,396	40,396
Derivative instruments	33,904	34,151
Prepaid merchant incentives	29,352	31,589
Operating lease right-of-use assets	22,078	22,978
Prepaid payroll taxes for stock-based compensation	2,600	6,862
Other assets	10,713	16,328
Total other assets	$431,644	$360,601

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consisted of the following (in thousands):

	September 30, 2026	June 30, 2026
Accrued expenses	$94,143	$118,744
Operating lease liability	28,336	29,187
Other liabilities	69,827	51,562
Total accrued expenses and other liabilities	$192,305	$199,493

6. Leases

We lease office space under operating leases with various expiration dates through 2034. We have the option to renew or extend our leases. Certain lease agreements include an option to terminate the lease with one year of prior written notice. As of September 30, 2026, we have not considered such provisions in the determination of the lease term, as it is not reasonably certain these options will be exercised. Leases have remaining terms that range from four years to eight years.

Several leases require us to obtain standby letters of credit, naming the lessor as a beneficiary. These letters of credit act as security for the faithful performance by us of all terms, covenants and conditions of the lease agreement. We are required to post collateral for the letters of credit in the form of cash or eligible securities. As of September 30, 2026 and June 30, 2026, the collateral totaled $1.2 million and $3.6 million, respectively, which was in the form of securities that have been classified as securities available for sale at fair value in the interim condensed consolidated balance sheets.

No impairment charge was incurred related to leases during the three months ended September 30, 2026 and 2025.

Operating lease expense is as follows (in thousands):

	Three Months Ended September 30,
	2026	2025
Operating lease expense (1)	$1,514	$3,108

(1)Lease expenses for our short-term leases were immaterial for the periods presented.

Lease term and discount rate information are summarized as follows:

September 30, 2026
Weighted average remaining lease term (in years)	6.2
Weighted average discount rate	6.4%

As of September 30, 2026, future minimum lease payments are as follows, by fiscal year (in thousands):

2027 (remaining nine months)	$1,987
2028	5,261
2029	5,363
2030	5,554
2031	5,371
Thereafter	12,627
Total lease payments	36,163
Less imputed interest	(7,827)
Present value of total lease liabilities	$28,336

7.   Commitments and Contingencies

Loan Repurchase Obligations

Under the normal terms of our whole loan sales to third-party investors, we may become obligated to repurchase loans from investors in certain instances where a breach in representations and warranties is identified. Generally, a breach in representations and warranties could occur where a loan has been identified as subject to verified or suspected fraud, or in cases where a loan was serviced or originated in violation of Affirm’s guidelines. We would only experience a loss if the contractual repurchase price of the loan exceeds the fair value on the repurchase date. As of September 30, 2026, the aggregate outstanding balance of loans held by third-party investors or unconsolidated VIEs was $10.8 billion, of which we have recorded a repurchase liability of $7.6 million within accrued expenses and other liabilities in our interim condensed consolidated balance sheets.

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

We have determined, based on current knowledge, that the aggregate amount or range of losses that are estimable with respect to our legal proceedings, including the matters described above, would not have a material adverse effect within our consolidated financial position, results of operations or cash flows. Amounts accrued as of September 30, 2026 were not material. The ultimate outcome of legal proceedings involves judgments, estimates and inherent uncertainties, and cannot be predicted with certainty.

8.   Debt

Debt outstanding as of September 30, 2026 includes amounts classified within our interim condensed consolidated balance sheets as funding debt, notes issued by securitization trusts, and convertible senior notes, net. Secured debt includes borrowings from our warehouse facilities, variable funding notes, notes issued by securitization trusts and sale and repurchase agreements. Unsecured debt includes outstanding convertible senior notes and any borrowings on our unsecured revolving credit facility.

The following table summarizes the components and terms of our secured and unsecured debt as of September 30, 2026 (in thousands):

	Interest Rate (1)	Unused Commitment Fees	Maturity by Fiscal Year	Borrowing Capacity (2)	Debt Outstanding (3)	Debt Outstanding net of unamortized premiums and discount
Secured debt
Funding debt
US warehouse facilities	5.41%	0.20% - 0.50%	2028 - 2034	6,250,000	2,111,873	2,095,059
International warehouse facilities (4)	4.50%	0.30% - 0.95%	2029 - 2031	1,241,448	652,856	647,109
Variable funding notes	5.18%	0.30%	2032	1,350,000	161,434	159,795
Sales and repurchase agreements	6.79%	—	2029 - 2030	—	2,577	2,577
Notes issued by securitization trusts	4.96%	—	2033 - 2038	6,250,000	6,250,000	6,221,183
				$15,091,448	$9,178,740	$9,125,724
Unsecured debt
Convertible senior notes:
2026 Notes	—	—	2027	—	221,321	221,255
2029 Notes	0.75%	—	2030	—	920,000	909,301
Revolving credit facility	—	0.15%	2029	675,000	—	—
				$675,000	$1,141,321	$1,130,556
Total				$15,766,448	$10,320,061	$10,256,280

(1)The stated interest rate reflects the fixed or variable interest rate in effect for each of our contractual arrangements as of September 30, 2026, weighted by the outstanding principal balance as of that date. The interest rate resets periodically for our variable rate debt, typically based on a reference rate such as Secured Overnight Financing Rate (“SOFR”), Canadian Overnight Repo Rate Average (“CORRA”) or Sterling Overnight Index Average (“SONIA”), or an alternative rate based on the cost of funds for the lender, plus any applicable spread.
(2)Represents total revolving commitment amount, inclusive of debt outstanding as of September 30, 2026.
(3)Certain loans are pledged as collateral for borrowings in our secured debt facilities, except for our sales and repurchase agreements which are collateralized by securitization notes receivable and certificates retained by the Company and classified as securities available for sale at fair value. The carrying value of these pledged assets was $10.0 billion as of September 30, 2026.
(4)As of September 30, 2026, international facilities finance loan receivables originated in Canada and the U.K.

Maturity by Fiscal Year

The aggregate future maturities of our funding debt, notes issued by securitization trusts and convertible notes consists of the following (in thousands):

September 30, 2026
2027	$221,321
2028	591,298
2029	811,868
2030	1,361,972
2031	181,014
Thereafter	7,152,588
Total	$10,320,061
Deferred debt issuance costs	(63,781)
Total funding debt, net of deferred debt issuance costs	$10,256,280
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

Our funding debt agreements contain certain customary negative covenants and financial covenants including maintaining certain levels of minimum liquidity, maximum leverage, and minimum tangible net worth. As of September 30, 2026, we were in compliance with all applicable covenants in the agreements.
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

As of September 30, 2026, we were in compliance with all applicable covenants in the agreement. There were no borrowings outstanding under the facility as of September 30, 2026.

Convertible Senior Notes

As of September 30, 2026, we had outstanding: (i) $221.3 million aggregate principal amount of 0.00% convertible senior notes due November 15, 2026 (the “2026 Notes”) and (ii) $920.0 million aggregate principal amount of 0.75% convertible senior notes due December 15, 2029 (the “2029 Notes”), in each case unless earlier converted, redeemed or repurchased in accordance with their terms. No sinking fund is provided for either series.

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
The following table summarizes the interest expense recognized related to the convertible senior notes (in thousands):

	Three Months Ended September 30,
	2026	2025
Amortization of debt issuance costs (1)
2026 Notes	$134	$137
2029 Notes	841	841
Total amortization of debt issuance costs	$975	$977
Coupon interest expense (1) (2)	1,734	1,734
Total interest expenses related to the convertible notes	$2,709	$2,712

(1)Included in our interim condensed consolidated statements of operations and comprehensive income within other income, net.
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

The following tables present the aggregate carrying value of financial assets and liabilities from our involvement with consolidated VIEs (in thousands):

	September 30, 2026
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$3,137,453	$2,764,637	$372,815
Securitizations(1)	6,438,516	6,396,676	41,840
Total consolidated VIEs	$9,575,969	$9,161,313	$414,655

	June 30, 2026
	Assets	Liabilities	Net Assets
Warehouse credit facilities	$3,314,826	$2,993,480	$321,346
Securitizations(1)	5,865,784	5,699,536	166,248
Total consolidated VIEs	$9,180,610	$8,693,016	$487,594

(1)Liabilities include an outstanding balance of $159.8 million and $354.9 million on a VFN classified as funding debt as of September 30, 2026 and June 30, 2026, respectively, and asset-backed securities of $6.2 billion and $5.3 billion, respectively, classified as notes issued by securitization trusts.

Unconsolidated VIEs

We are involved with various unconsolidated VIEs, established for the purposes of securitization and forward flow arrangements. We retain economic exposure as variable interests in these unconsolidated VIEs, which consist of securitization notes receivable and certificates in unconsolidated trusts, residual interests in structured transactions, and risk sharing assets and liabilities. While we continue to be involved with the unconsolidated VIEs through our role as the servicer, we determined that we are not the primary beneficiary as of September 30, 2026. Factors we considered for this determination are that we hold an insignificant variable interest or that rights held by other variable interest holders convey power to direct the activities most significantly affecting the unconsolidated VIEs’ economic performance.

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

The following information pertains to unconsolidated VIEs where we hold a variable interest but are not the primary beneficiary (in thousands):

	September 30, 2026		June 30, 2026
	Carrying Amount	Maximum Exposure to Losses(3)	Carrying Amount	Maximum Exposure to Losses(3)
Securitization notes receivable and certificates in unconsolidated securitization trusts (1)	$47,791	$48,665	$68,358	$69,607
Residual interests in structured transactions (1)	5,829	18,611	5,582	16,732
Risk sharing assets (2)	26,387	48,785	30,301	52,699
Total unconsolidated VIEs	$80,007	$116,061	$104,242	$139,039

(1)Presented within Securities available for sale at fair value
(2)Presented within Other assets
(3)Maximum exposure to losses represents our exposure through our continuing involvement as servicer, through our retained interests, and legal or contractual obligation.

10.   Investments

Cash and Cash Equivalents and Securities Available for Sale

Cash and cash equivalents and securities available for sale, at fair value, consist of the following as of each date presented within the interim condensed consolidated balance sheets (in thousands):

	September 30, 2026	June 30, 2026
Cash and cash equivalents:
Money market funds	$243,018	$237,815
Certificates of deposit	6,096	—
Commercial paper	37,745	25,979
Government bonds - US	10,434	5,987
Securities available for sale:
Certificates of deposit	88,205	71,857
Corporate bonds	298,345	316,840
Commercial paper	221,620	197,114
Municipal bonds	5,090	8,655
Government bonds
Non-US	2,185	2,169
US (1)	257,762	296,344
Securitization notes receivable and certificates (2)	47,791	68,358
Residual interests in structured transactions	5,829	5,582
Other	5,981	5,723
Total marketable securities:	$1,230,101	$1,242,423

(1)As of September 30, 2026 and June 30, 2026, these securities include $102.0 million and $101.3 million, respectively, pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements.
(2)These securities include $3.4 million and $5.6 million as of September 30, 2026 and June 30, 2026, respectively, pledged as collateral in connection with sale and repurchase agreements as discussed within Note 8. Debt.

Securities Available for Sale, at Fair Value

The amortized cost, gross unrealized gains and losses, allowance for credit losses, and fair value of securities available for sale as of September 30, 2026 and June 30, 2026 were as follows (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit (1)	$94,385	$9	$(93)	$—	$94,301
Corporate bonds	300,102	65	(1,822)	—	298,345
Commercial paper (1)	259,711	5	(351)	—	259,365
Municipal bonds	5,114	—	(24)	—	5,090
Government bonds
Non-US	2,191	—	(6)	—	2,185
US (1)(2)	269,666	1	(1,471)	—	268,196
Securitization notes receivable and certificates (3)	47,780	337	(74)	(252)	47,791
Residual interests in structured transactions	5,836	—	(7)	—	5,829
Other	5,000	981	—	—	5,981
Total securities available for sale	$989,785	$1,398	$(3,848)	$(252)	$987,083

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
Certificates of deposit	$71,905	$5	$(53)	$—	$71,857
Corporate bonds	317,417	127	(704)	—	316,840
Commercial paper (1)	223,276	7	(190)	—	223,093
Municipal bonds	8,664	2	(11)	—	8,655
Government bonds
Non-US	2,169	—	—	—	2,169
US (1)(2)	303,038	18	(725)	—	302,331
Securitization notes receivable and certificates (3)	68,322	333	(79)	(218)	68,358
Residual interests in structured transactions	4,946	636	—	—	5,582
Other	5,000	723	—	—	5,723
Total securities available for sale	$1,004,737	$1,851	$(1,762)	$(218)	$1,004,608

(1)As of September 30, 2026 and June 30, 2026, Certificates of deposit, Commercial paper, and US government bonds included $54.3 million and $32.0 million, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)As of September 30, 2026 and June 30, 2026, these securities include $102.0 million and $101.3 million, respectively, pledged as collateral in connection with our standby letters of credit for office leases and certain commercial agreements.
(3)Approximately $3.4 million and $5.6 million as of September 30, 2026 and June 30, 2026, respectively, of these securities have been pledged as collateral in connection with sale and repurchase agreements discussed within Note 8. Debt.

As of September 30, 2026 and June 30, 2026, there were no material reversals of prior period allowance for credit losses recognized for available for sale securities.

A summary of securities available for sale with unrealized losses for which an allowance for credit losses has not been recorded, aggregated by investment category and the length of time that individual securities have been in a continuous loss position as of September 30, 2026 and June 30, 2026, are as follows (in thousands):

	September 30, 2026
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$46,364	$(93)	$—	$—	$46,364	$(93)
Corporate bonds	$219,200	$(1,822)	$—	$—	$219,200	$(1,822)
Commercial paper	215,044	(351)	—	—	215,044	(351)
Municipal bonds	5,090	(24)			5,090	(24)
Government bonds
Non-US	2,185	(6)	—	—	2,185	(6)
US	260,059	(1,471)	—	—	260,059	(1,471)
Securitization notes receivable and certificates	—	—	13,732	(24)	13,732	(24)
Total securities available for sale (1)	$747,942	$(3,767)	$13,732	$(24)	$761,674	$(3,791)

	June 30, 2026
	Less than or equal to 1 year		Greater than 1 year		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Certificates of deposit	$45,011	$(53)	$—	$—	$45,011	$(53)
Corporate bonds	200,787	(704)	—	—	200,787	(704)
Commercial paper	160,424	(190)	—	—	160,424	(190)
Municipal bonds	6,540	(11)	—	—	6,540	(11)
Government bonds
Non-US	2,169	—	—	—	2,169	—
US	273,527	(725)	—	—	273,527	(725)
Total securities available for sale (1)	$688,458	$(1,683)	$—	$—	$688,458	$(1,683)

(1)The number of securities with unrealized losses for which an allowance for credit losses has not been recorded totaled 212 and 181 as of September 30, 2026 and June 30, 2026, respectively.

The length of time to contractual maturities of securities available for sale as of September 30, 2026 and June 30, 2026 were as follows (in thousands):

	September 30, 2026
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit (1)	$94,385	$94,301	$—	$—	$94,385	$94,301
Corporate bonds	157,054	156,765	143,048	141,580	300,102	298,345
Commercial paper (1)	259,711	259,365	—	—	259,711	259,365
Municipal bonds	5,114	5,090	—	—	5,114	5,090
Government bonds
Non-US	2,191	2,185	—	—	2,191	2,185
US (1)	190,972	190,538	78,694	77,658	269,666	268,196
Securitization notes receivable and certificates (2)	—	—	47,780	47,791	47,780	47,791
Residual interests in structured transactions	—	—	5,836	5,829	5,836	5,829
Other	5,000	5,981	—	—	5,000	5,981
Total securities available for sale	$714,427	$714,225	$275,358	$272,858	$989,785	$987,083

	June 30, 2026
	Within 1 year		Greater than 1 year, less than or equal to 5 years		Total
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Certificates of deposit	$71,905	$71,857	$—	$—	$71,905	$71,857
Corporate bonds	174,814	174,782	142,603	142,058	317,417	316,840
Commercial paper (1)	223,276	223,093	—	—	223,276	223,093
Municipal bonds	5,635	5,637	3,029	3,018	8,664	8,655
Government bonds
Non-US	2,169	2,169	—	—	2,169	2,169
US (1)	202,318	202,239	100,720	100,092	303,038	302,331
Securitization notes receivable and certificates (2)	—	—	68,322	68,358	68,322	68,358
Residual interests in structured transactions	—	—	4,946	5,582	4,946	5,582
Other	—	—	5,000	5,723	5,000	5,723
Total securities available for sale	$680,117	$679,777	$324,620	$324,831	$1,004,737	$1,004,608

(1)As of September 30, 2026 and June 30, 2026, Certificates of deposit, Commercial paper, and US government bonds included $54.3 million and $32.0 million, respectively, classified as cash and cash equivalents within the interim condensed consolidated balance sheets.
(2)Based on weighted average life of expected cash flows as of September 30, 2026 and June 30, 2026.

Gross proceeds from matured or redeemed securities were $248.4 million and $230.5 million for the three months ended September 30, 2026 and 2025, respectively.

For available for sale securities, no gains and losses were realized for the three months ended September 30, 2026 and 2025.

Equity Securities Held at Cost

Equity security investments without a readily determinable fair value held at cost were $40.4 million as of both September 30, 2026 and June 30, 2026, and are included in other assets within the interim condensed consolidated balance sheets.

We did not record any impairment during the three months ended September 30, 2026 and 2025.

For the three months ended September 30, 2026 and 2025, there were no upward or downward adjustments due to observable changes in orderly transactions.

11.   Derivative Financial Instruments

The following table summarizes the total fair value, including interest accruals, and outstanding notional amounts of derivative instruments as of September 30, 2026 and June 30, 2026 (in thousands):

	September 30, 2026			June 30, 2026
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as cash flow hedges
Interest rate contracts	$500,000	$1,476	$97	$1,000,000	$840	$4
Derivatives not designated as hedges
Interest rate contracts	878,706	6,041	25	626,978	3,009	61
Risk sharing arrangements	3,929,721	26,387	—	4,209,585	30,301	—
Total gross derivative assets/liabilities	$5,308,427	$33,904	$122	$5,836,564	$34,150	$65

The following table summarizes the impact of the cash flow hedges on Accumulated Other Comprehensive Income (Loss) (“AOCI”) (in thousands):

	Three Months Ended September 30,
	2026	2025
Balance at beginning of period	$4,028	$(1,419)
Changes in fair value	6,507	24
Amounts reclassified into earnings (1)	149	(153)
Balance at end of period (2)	$10,684	$(1,548)

(1)The amounts reclassified into earnings are presented in the interim condensed consolidated statements of operations and comprehensive income within funding costs.
(2)As of September 30, 2026, we estimated that $4.9 million of net derivative gains included in AOCI are expected to be reclassified into earnings within the next 12 months.

The following table summarizes the recognized gains and losses related to the derivative instruments and indicates where within the interim condensed consolidated statements of operations and comprehensive income such impact is reported (in thousands):

	Location of gains (losses) where the effects of derivatives are recorded	Three Months Ended September 30,
		2026	2025
The effects of cash flow hedging
Interest rate contracts	Funding costs	$(149)	$153
The effects of derivatives not designated in hedging relationships
Interest rate contracts	Other income, net	3,027	(1,188)
Risk sharing arrangements	Gain on sales of loans	6,177	6,726

Refer to Note 12. Fair Value of Financial Assets and Liabilities for additional information on our derivative instruments.

12.   Fair Value of Financial Assets and Liabilities

Financial Assets and Liabilities Recorded at Fair Value

The following tables present information about our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2026 and June 30, 2026 (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$243,018	$—	$—	$243,018
Certificates of deposit	—	6,096	—	6,096
Commercial paper	—	37,745	—	37,745
Government bonds- US	—	10,434	—	10,434
Securities, available for sale:
Certificates of deposit	—	88,205	—	88,205
Corporate bonds	—	298,345	—	298,345
Commercial paper	—	221,620	—	221,620
Municipal bonds	—	5,090	—	5,090
Government bonds:
Non-US	—	2,185	—	2,185
US	—	257,762	—	257,762
Securitization notes receivable and residual trust certificates	—	—	47,791	47,791
Residual interests in structured transactions	—	—	5,829	5,829
Other	2,396	—	5,981	8,377
Servicing assets	—	—	586	586
Interest rate derivatives	—	7,517	—	7,517
Risk sharing asset	—	—	26,387	26,387
Total assets	$245,414	$934,999	$86,574	$1,266,987
Liabilities:
Performance fee liability	—	—	2,601	2,601
Profit share liability	—	—	714	714
Interest rate derivatives	—	122	—	122
Total liabilities	$—	$122	$3,315	$3,437

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Money market funds	$237,815	$—	$—	$237,815
Commercial paper	—	25,979	—	25,979
Government bonds - US	—	5,987	—	5,987
Securities, available for sale:
Certificates of deposit	—	71,857	—	71,857
Corporate bonds	—	316,840	—	316,840
Commercial paper	—	197,114	—	197,114
Municipal bonds	—	8,655	—	8,655
Government bonds:
Non-US	—	2,169	—	2,169
US	—	296,344	—	296,344
Securitization notes receivable and residual trust certificates	—	—	68,358	68,358
Residual interests in structured transactions	—	—	5,582	5,582
Other	773	—	5,723	6,496
Servicing assets	—	—	821	821
Interest rate derivatives	—	3,849	—	3,849
Risk sharing asset	—	—	30,301	30,301
Total assets	$238,588	$928,794	$110,785	$1,278,167
Liabilities:
Performance fee liability	—	—	2,459	2,459
Profit share liability	—	—	1,056	1,056
Interest rate derivatives	—	65	—	65
Total liabilities	$—	$65	$3,515	$3,580

As of September 30, 2026 and June 30, 2026, there were no transfers between levels.

Assets and Liabilities Measured at Fair Value on a Recurring Basis (Level 2)

Cash and Cash Equivalents and Securities Available for Sale

As of September 30, 2026 and June 30, 2026, we held level 2 debt securities classified as cash and cash equivalents and securities available for sale. Management obtains pricing from one or more third-party pricing services for the purpose of determining fair value. Whenever available, the fair value is based on quoted bid prices as of the end of the trading day. When quoted prices are not available, other methods may be utilized including evaluated prices provided by third-party pricing services.

Interest Rate Derivatives

As of September 30, 2026 and June 30, 2026, we used a combination of interest rate cap, swap, and collar agreements to manage interest costs and the risks associated with variable interest rates. These derivative instruments are classified as Level 2 within the fair value hierarchy, and the fair value is estimated by using third-party pricing models, which contain certain assumptions based on readily observable market-based inputs. We validate the valuation output on a monthly basis. Refer to Note 11. Derivative Financial Instruments for further details on our derivative instruments.

Assets and Liabilities Measured at Fair Value on a Recurring Basis using Significant Unobservable Inputs (Level 3)

We evaluate our assets and liabilities subject to fair value measurements on a recurring basis to determine the appropriate level at which to classify them each reporting period. Since our servicing assets and liabilities, performance fee liability, securitization notes and residual trust certificates, residual interests in structured transactions, profit share liability, and risk sharing arrangements do not trade in an active market with readily observable prices, we use significant unobservable inputs to measure fair value and have classified them as level 3 within the fair value hierarchy. This determination requires significant judgments to be made.

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

Servicing Assets and Liabilities

We sold loans with an unpaid principal balance of $6.3 billion and $4.9 billion for the three months ended September 30, 2026 and 2025, respectively, for which we retained servicing rights.

As of September 30, 2026 and June 30, 2026, we serviced loans which we sold with a remaining unpaid principal balance of $10.8 billion and $10.0 billion, respectively. We earned $48.5 million and $39.7 million of servicing income for the three months ended September 30, 2026 and 2025, respectively.

We use discounted cash flow models to arrive at an estimate of fair value. As of September 30, 2026 and June 30, 2026, the aggregate fair value of the servicing assets was measured at $0.6 million and $0.8 million, respectively, and presented within other assets in the interim condensed consolidated balance sheets. There were no servicing liabilities as of September 30, 2026 and June 30, 2026. For certain servicing agreements, the contractual servicing fee equals the adequate compensation assumption, resulting in a fair value of zero. There was no material activity related to servicing assets and liabilities, including both the initial recognition upon loan sales and subsequent changes in fair value, during the periods presented in our interim condensed consolidated statements of operations and comprehensive income.

Significant unobservable inputs used in our Level 3 fair value measurements of servicing assets and liabilities include default rates, discount rates, and adequate compensation assumptions. When the adequate compensation assumption is held constant, adverse changes in the default rate and discount rate assumptions are not expected to result in a material change to the fair values of servicing assets or liabilities. A hypothetical increase in the adequate compensation assumption of 10% or 20% would have the following impacts:

•As of September 30, 2026: The fair value of servicing assets would decrease by approximately $0.8 million and $1.6 million, respectively, resulting in the derecognition of the $0.6 million servicing asset and the recognition of servicing liabilities of approximately $0.2 million or $1.0 million, respectively. For the agreements currently measured at zero fair value, estimated servicing liabilities of approximately $7.3 million and $14.6 million, respectively, would be recognized.

•As of June 30, 2026: The fair value of servicing assets would decrease by approximately $1.3 million and $2.5 million, respectively, resulting in the derecognition of the $0.8 million servicing asset and the recognition of servicing liabilities of approximately $0.4 million or $1.7 million, respectively. For the agreements currently measured at zero fair value, estimated servicing liabilities of approximately $6.4 million and $12.8 million, respectively, would be recognized.

Performance Fee Liability

In accordance with our agreements with our originating bank partners, we pay a fee for each loan that is fully repaid by the consumer, due at the end of the period in which the loan is fully repaid. We recognize a liability upon the purchase of a loan for the expected future payment of the performance fee. This liability is measured using a discounted cash flow model and recorded at fair value and presented within accrued expenses and other liabilities in the interim condensed consolidated balance sheets. Any changes in the fair value of the liability are reflected in other income, net, in the interim condensed consolidated statements of operations and comprehensive income.

As of September 30, 2026 and June 30, 2026, the aggregate fair value of the performance fee liability was measured at $2.6 million and $2.5 million, respectively. Activity related to the performance fee liability, including initial recognition upon purchases of loans, settlements, and subsequent changes in fair value, was not material during the periods presented in our interim condensed consolidated statements of operations and comprehensive income.

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the performance fee liability as of September 30, 2026 and June 30, 2026:

	September 30, 2026
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	6.06%	10.00%	8.42%
Refund Rate	1.50%	1.50%	1.50%
Loss Rate	0.73%	4.65%	3.25%

	June 30, 2026
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	6.06%	10.00%	8.53%
Refund Rate	1.50%	1.50%	1.50%
Loss Rate	0.73%	4.65%	3.21%

(1)Unobservable inputs were weighted by principal balances of loans subject to performance fees

Adverse changes in discount rate, refund rate, or loss rate assumptions are not expected to result in a material change in the fair value of the performance fee liability.

Securitization Notes Receivable and Residual Trust Certificates

We hold notes receivable and residual trust certificates in connection with unconsolidated securitizations. The balances correspond to the 5% economic risk retention we are required to maintain as the securitization sponsor.

These assets are measured at fair value using a discounted cash flow model, and presented within securities available for sale at fair value in the interim condensed consolidated balance sheets. Changes in the fair value, other than declines in fair value due to credit recognized as an allowance, are reflected in other comprehensive income in the interim condensed consolidated statements of operations and comprehensive income. Declines in fair value due to credit are reflected in other income, net in the interim condensed consolidated statements of operations and comprehensive income.

The following table summarizes the activity related to the fair value of the notes receivable and residual trust certificates (in thousands):

	Three Months Ended September 30,
	2026	2025
Fair value at beginning of period	$68,358	$75,469
Cash received (due to payments)	(21,393)	(22,567)
Change in unrealized gain (loss)	8	(38)
Accrued interest	852	1,210
Reversal of (impairment on) securities available for sale	(34)	189
Fair value at end of period	$47,791	$54,263

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the notes receivable and residual trust certificates as of September 30, 2026 and June 30, 2026:

	September 30, 2026
Unobservable Input	Minimum	Maximum	Weighted Average (2)
Discount Rate	2.58%	22.60%	5.12%
Default Rate(1)	6.33%	10.39%	9.71%
Prepayment Rate	15.77%	26.00%	22.61%

	June 30, 2026
Unobservable Input	Minimum	Maximum	Weighted Average (2)
Discount Rate	0.82%	22.60%	5.14%
Default Rate(1)	5.37%	9.98%	9.65%
Prepayment Rate	20.17%	26.52%	25.48%

(1)The cumulative loss relative to the outstanding balance as of September 30, 2026 and June 30, 2026
(2)Unobservable inputs were weighted by relative fair value

Significant unobservable inputs used in our Level 3 fair value measurements of notes receivable and residual trust certificates include default rates, discount rates, and prepayment rate assumptions. When the default rate assumption is held constant, adverse changes in the discount rate and prepayment rate assumptions are not expected to result in a material change to the fair values of the notes receivable and residual trust certificates. A hypothetical increase in the default rate assumption of 25% or 50% would have the following impacts:

•As of September 30, 2026: The fair value of notes receivable and residual trust certificates would decrease by approximately $2.3 million and $2.7 million, respectively.

•As of June 30, 2026: The fair value of notes receivable and residual trust certificates would decrease by approximately $2.8 million and $3.5 million, respectively.

Residual Interests in Structured Transactions

We hold residual interests in structured transactions in connection with certain forward flow loan sale transactions.

These assets are measured at fair value using a discounted cash flow model, and presented within securities available for sale at fair value in the interim condensed consolidated balance sheets. Changes in the fair value, except for credit impairments, are reflected in other comprehensive income in the interim condensed consolidated statements of operations and comprehensive income.

The following table summarizes the activity related to the fair value of the assets (in thousands):

	Three Months Ended September 30,
	2026	2025
Fair value at beginning of period	$5,582	$2,284
Capital contribution	1,612	1,579
Cash distribution received	(1,072)	—
Accrued interest	349	—
Subsequent changes in fair value	(643)	154
Fair value at the end of period	5,829	4,017

Significant unobservable inputs used for our Level 3 fair value measurement of the residual interests are the discount rate, default rate, and prepayment rate. As of September 30, 2026 and June 30, 2026, the assumptions used in our discounted cash flow model were as follows: discount rate of 20.00% and 20.00%, default rate of 10.28% and 10.42%, and prepayment rate of 45.07% and 45.61%, respectively.

Adverse changes in discount rate, default rate, or prepayment rate assumptions are not expected to result in a material change in the fair value of residual interests in structured transactions.

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

The following table summarizes the activity related to the fair value of the profit share liability (in thousands):

	Three Months Ended September 30,
	2026	2025
Fair value at beginning of period	$1,056	$9,323
Facilitation of loans	326	3,147
Actual performance	(1,138)	(5,096)
Subsequent changes in fair value	470	218
Fair value at end of period	$714	$7,592

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the profit share liability as of September 30, 2026 and June 30, 2026:

	September 30, 2026
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	30.00%	30.00%	30.00%
Program Profitability	0.89%	2.52%	2.49%

	June 30, 2026
Unobservable Input	Minimum	Maximum	Weighted Average (1)
Discount Rate	30.00%	30.00%	30.00%
Program Profitability	0.89%	2.43%	2.31%

(1)Unobservable inputs were weighted by relative fair value

Adverse changes in discount rate and program profitability assumptions are not expected to result in a material change in the fair value of profit share liability.

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

We account for these arrangements as derivatives measured at fair value with gains and losses recognized in gain on sales of loans in our interim condensed consolidated statements of operations and comprehensive income. For each counterparty, we have recognized a net asset or net liability based on the estimated fair value of future payments we expect to receive from or make to the counterparty. As of September 30, 2026 and June 30, 2026, we estimated the fair value of future settlements using a discounted cash flow model. There were no risk sharing liabilities as of September 30, 2026 and June 30, 2026.

The following table summarizes the activity related to the fair value of the risk sharing assets (in thousands):

	Three Months Ended September 30,
	2026	2025
Fair value at beginning of period	$30,301	$43,179
Initial transfers of financial assets	4,826	6,508
Settlements	(10,091)	(8,340)
Subsequent changes in fair value	1,351	218
Fair value at end of period	$26,387	$41,565

The following tables present quantitative information about the significant unobservable inputs used for our Level 3 fair value measurement of the risk sharing arrangements as of September 30, 2026 and June 30, 2026:

		September 30, 2026
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount Rate	20.00%	20.00%	20.00%
	Loss Rate	3.35%	4.95%	4.22%

		June 30, 2026
	Unobservable Input	Minimum	Maximum	Weighted Average (1)
Risk sharing assets	Discount Rate	7.00%	20.00%	17.95%
	Loss Rate	3.35%	4.96%	4.16%
	Prepayment Rate	17.72%	22.13%	19.80%

(1)Unobservable inputs were weighted by principal balance of loans sold under each cohort

The following table summarizes the effect that adverse changes in estimates would have on the fair value of the risk sharing assets given hypothetical changes in significant unobservable inputs (in thousands):

	September 30, 2026	June 30, 2026
Risk sharing assets
Prepayment Rate assumption (1):
Prepayment Rate decrease of 25%	$—	$(1,638)
Prepayment Rate decrease of 50%	$—	$(3,382)
Loss Rate assumption:
Loss Rate increase of 25%	$(13,637)	$(13,647)
Loss Rate increase of 50%	$(27,273)	$(27,292)
Discount Rate assumption:
Discount Rate increase of 25%	$(538)	$(554)
Discount Rate increase of 50%	$(1,041)	$(1,072)

(1)Prepayment rate is not a significant unobservable input for the risk sharing asset balance as of September 30, 2026.

Financial Assets and Liabilities Not Recorded at Fair Value

The following table presents the fair value and our assessment of the classification of this measurement within the fair value hierarchy for financial assets and liabilities held at amortized cost as of September 30, 2026 and June 30, 2026 (in thousands):

	September 30, 2026
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for investment, net	9,478,472	—	—	10,318,626	10,318,626
Total assets	$9,478,472	$—	$—	$10,318,626	$10,318,626
Liabilities:
Convertible senior notes, net (1)	$1,130,556	$—	$1,175,756	$—	$1,175,756
Notes issued by securitization trusts	6,221,183	—	—	6,202,942	6,202,942
Funding debt	2,904,541	—	—	2,929,009	2,929,009
Total liabilities	$10,256,280	$—	$1,175,756	$9,131,951	$10,307,707

	June 30, 2026
	Carrying Amount	Level 1	Level 2	Level 3	Balance at Fair Value
Assets:
Loans held for sale	$1	$—	$1	$—	$1
Loans held for investment, net	8,997,447	—	—	9,814,199	9,814,199
Total assets	$8,997,448	$—	$1	$9,814,199	$9,814,200
Liabilities:
Convertible senior notes, net (1)	$1,129,581	$—	$1,286,525	$—	$1,286,525
Notes issued by securitization trusts	5,331,229	—	—	5,341,418	5,341,418
Funding debt	3,333,248	—	—	3,359,290	3,359,290
Total liabilities	$9,794,058	$—	$1,286,525	$8,700,708	$9,987,233

(1)The estimated fair value of the convertible senior notes is determined based on a market approach, using the estimated or actual bids and offers of the notes in an over-the-counter market on the last business day of the period.

13.   Stockholders’ Equity

Common Stock

We had shares of common stock reserved for issuance as follows:

	September 30, 2026	June 30, 2026
Available outstanding under equity compensation plans	18,271,659	19,595,080
Available for future grant under equity compensation plans	85,850,720	69,408,730
Total	104,122,379	89,003,810

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

In November 2025, in connection with the execution of an amended commercial agreement with Amazon, we modified the exercise price of the warrants vesting February 2026 and thereafter from $100 per share to $63.06 per share. The incremental cost resulting from the modification was $37.7 million. The fair value of the warrants, including the incremental cost from the modification, is recognized within our interim condensed consolidated statements of operations and comprehensive income as a component of sales and marketing expense as the warrants vest, based upon Amazon’s satisfaction of the vesting conditions.
During the three months ended September 30, 2026 and 2025, we recognized $48.0 million and $41.0 million, respectively, within sales and marketing expense for the warrant shares that vested during the respective periods. Refer to Note 5.  Balance Sheet Components for more information on the commercial agreement asset recognized in connection with the warrants and the related amortization.

The following table summarizes the warrants activity for the three months ended September 30, 2026:

	Number of Shares	Weighted Average Exercise Price ($)	Weighted Average Remaining Life (years)
Warrants outstanding, June 30, 2026	18,500,000	$68.75	2.90
Warrants outstanding, September 30, 2026	18,500,000	$68.75	2.60
Vested and exercisable, September 30, 2026	13,846,445	$70.66	2.60

There were no warrants granted, exercised, or cancelled during the three months ended September 30, 2026. Unrecognized compensation expense related to the unvested warrants was approximately $381.4 million, which is expected to be recognized over a remaining weighted-average period of 2.1 years.

14.   Equity Incentive Plans

2012 Stock Plan

Under our Amended and Restated 2012 Stock Plan (the “Plan”), we may grant incentive and nonqualified stock options, restricted stock, restricted stock units (“RSUs”), and performance stock units (“PSUs”) to employees, officers, directors, and consultants. As of September 30, 2026, the maximum number of shares of common stock which may be issued under the Plan is 209,718,585 Class A shares and there were 85,850,720 shares of Class A common stock available for future grants under the Plan.

Stock Options

For stock options granted before our IPO in January 2021, the expiration period is the minimum of: seven years after termination of employment or ten years from the date of grant. For stock options granted after our IPO, the expiration period is the minimum of: three months after termination of employment or ten years from the date of grant. Stock option awards generally vest over a period of four years, with some awards vesting 25% on the 12 month anniversary of the vesting commencement date and the remaining 75% vesting ratably over the next three years.

The following table summarizes our stock option activity for the three months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2026	9,739,016	$20.27	4.44
Exercised	(757,858)	16.27		$48,696
Balance as of September 30, 2026	8,981,158	20.61	4.24
Vested and exercisable, September 30, 2026	8,198,421	$19.59	3.94	$408,145
Vested and exercisable, and expected to vest after(1) September 30, 2026	8,980,620	$20.63	4.24	$437,607

(1)Options expected to vest reflect the application of an estimated forfeiture rate.

There were no options granted, forfeited, or expired during the three months ended September 30, 2026. The total fair value of stock options vested was $3.8 million during the three months ended September 30, 2026. As of September 30, 2026, unrecognized compensation expense related to unvested stock options was approximately $16.3 million, which is expected to be recognized over a remaining weighted-average period of 1.3 years.

Value Creation Award

In November 2020, the Company’s Board of Directors approved a long-term, multi-year performance-based stock option grant providing Mr. Levchin with the opportunity to earn the right to purchase up to 12,500,000 shares of the Company’s Class A common stock (the “Value Creation Award”). The Value Creation Award could only be earned upon achievement of specified stock price hurdles above the Company’s IPO price during a five-year performance period, subject to Mr. Levchin’s continued service. During the year ended June 30, 2026, the performance period ended and 8,500,000 unvested shares expired.

The following table summarizes our Value Creation Award activity for the three months ended September 30, 2026:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance as of June 30, 2026	2,000,002	$49.00	4.54
Balance as of September 30, 2026	2,000,002	49.00	4.29
Vested and exercisable, September 30, 2026	2,000,002	$49.00	4.29	$40,460

There were no Value Creation Award shares granted, exercised, or expired during the three months ended September 30, 2026.

Restricted Stock Units

RSUs are subject to a service-based vesting condition. We record stock-based compensation expense for service-based RSUs on a straight-line basis over the requisite service period, which is generally one to four years.

The following table summarizes our RSU activity during the three months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2026	7,259,639	$49.87
Granted	598,436	71.69
Vested	(1,655,486)	44.36
Forfeited, expired or canceled	(284,352)	50.85
Non-vested at September 30, 2026	5,918,237	$53.57

As of September 30, 2026, unrecognized compensation expense related to unvested RSUs was approximately $292.7 million, which is expected to be recognized over a remaining weighted-average period of 1.3 years.

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

The following table summarizes our PSU activity during the three months ended September 30, 2026:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at June 30, 2026	596,423	$82.11
Granted	775,592	71.58
Non-vested at September 30, 2026	1,372,015	$76.16

As of September 30, 2026, unrecognized compensation expense related to unvested PSUs was approximately $107.4 million, which is expected to be recognized over a remaining weighted-average period of 2.3 years.

Employee Stock Purchase Plan

We offer an Employee Stock Purchase Plan (“ESPP”) to our employees. A total of 22.2 million shares of Class A common stock are reserved and available for issuance under the ESPP and 2.4 million shares have been issued as of September 30, 2026. The ESPP provides for six-month offering periods beginning December 1 and June 1 of each year. At the end of each offering period, shares of our Class A common stock are purchased on behalf of each ESPP participant at a price per share equal to 85% of the lesser of (1) the fair market value of the Class A common stock on the first day of the offering period (the grant date) or (2) the fair market value of the Class A common stock on the last day of the offering period (the purchase date). We use the Black-Scholes-Merton option pricing model to measure the fair value of the purchase rights issued under the ESPP at the first day of the offering period, which represents the grant date. We record stock-based compensation expense on a straight-line basis over each six-month offering period, the requisite service period of the award.

Stock-Based Compensation Expense

The following table presents the components and classification of stock-based compensation (in thousands):

	Three Months Ended September 30,
	2026	2025
General and administrative	$36,542	$55,773
Technology and data analytics	16,449	24,764
Sales and marketing	2,548	5,076
Processing and servicing	162	240
Total stock-based compensation in operating expenses	55,702	85,853
Capitalized into property, equipment and software, net	29,414	52,885
Total stock-based compensation	$85,116	$138,738

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

For the three months ended September 30, 2026 and 2025, income tax expense was $40.9 million and $2.3 million, resulting in effective tax rates of 20.0% and 2.8%, respectively. The increase in the effective tax rate was primarily due to the release of a significant portion of our domestic valuation allowance in fiscal year 2026, which had offset most of the income tax expense on domestic earnings for the three months ended September 30, 2025. For the three months ended September 30, 2026, the effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, research and development tax credits, nondeductible stock compensation, valuation allowances in certain foreign jurisdictions, and a net discrete tax benefit primarily related to stock-based compensation.

We continue to maintain a valuation allowance against certain foreign net deferred tax assets and certain domestic capital loss deferred tax assets for which it is not more likely than not that the related tax benefits will be realized.

16.   Net Income per Share Attributable to Common Stockholders

The following table presents basic and diluted net income per share attributable to common stockholders for Class A and Class B common stock (in thousands, except share and per share data):

	Three Months Ended September 30,
	2026		2025
	Class A	Class B	Class A	Class B
Numerator:
Net income attributable to common stockholders - basic	$144,670	$19,496	$70,741	$9,953
Net income attributable to common stockholders - diluted	$145,249	$18,917	$71,257	$9,437
Denominator:
Weighted average shares of common stock - basic	300,799,523	40,536,464	289,507,745	40,730,460
Dilutive effect of stock equivalents:
Stock options	6,598,117	—	8,664,133	—
Restricted stock units	2,705,794	—	8,022,382	—
Value creation award vested shares	695,942	—	1,312,716	—
Common stock warrants	245,059	—	—	—
Performance stock units	199,560	—	—	—
Employee stock purchase plan shares	3,429	—	40,967	—
Weighted average shares of common stock - diluted	311,247,424	40,536,464	307,547,943	40,730,460
Net income per share:
Basic	$0.48	$0.48	$0.24	$0.24
Diluted	$0.47	$0.47	$0.23	$0.23

The following common stock equivalents were excluded from the calculation of diluted net income per share attributable to common stockholders because their inclusion would have been anti-dilutive:

	As of September 30,
	2026	2025
Common stock warrants	8,823,185	7,840,727
Restricted stock units	741,847	4,962,779
Stock options	96,342	131,859
Total	9,661,374	12,935,365

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

The CODM is regularly provided with the consolidated expenses presented within the interim condensed consolidated statements of operations and comprehensive income. Refer to the interim condensed consolidated statements of operations and comprehensive income for further information related to our revenues, expenses, and net income.

Refer to the interim condensed consolidated statements of cash flows for further information related to significant noncash items including depreciation and amortization expense.

The CODM does not review segment assets at a different level than the amounts presented within the interim condensed consolidated balance sheets.

Refer to Note 3. Revenue for further information on the types of products and services the Company derives its revenues from.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the interim condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Form 10-Q”) and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended June 30, 2026 included in our Annual Report on Form 10-K. Some of the information contained in this discussion and analysis, including information with respect to our planned investments to drive future growth, includes forward-looking statements that involve risks and uncertainties. You should review the sections titled “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” of this Form 10-Q and our most recently filed Annual Report on Form 10-K for a discussion of forward-looking statements and important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.
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
Our payment network allows consumers to pay for purchases in fixed amounts without deferred interest, late fees, or penalties. We empower consumers to pay over time rather than paying for a purchase entirely upfront. This increases consumers’ purchasing power and gives them more control and flexibility. Our platform facilitates both true 0% annual percentage rate (“APR”) payment options and interest-bearing loans. Our solutions empower merchants to more efficiently promote and sell their products, optimize their consumer acquisition strategies, and drive incremental sales. We also provide valuable consumer- and product-level data and insights — information that merchants cannot easily get elsewhere — to better inform their strategies. Finally, for consumers, our app unlocks the full suite of Affirm products, enabling consumers to apply for installment loans, and upon approval, use the Affirm Card online or in-store to complete a purchase. Additionally, consumers can manage the pre- and post-purchase split of Affirm Card transactions into a loan, manage payments, open a high-yield savings account, and access a personalized shopping and offers marketplace.
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

Our Financial Model

Our Revenue Model
We have three main loan product offerings: Pay-in-X, 0% APR monthly installment loans and interest-bearing monthly installment loans. Pay-in-X primarily consists of short-term payment plans with one to four 0% APR installments.
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

During the three months ended September 30, 2026, we originated loans directly under our lending, servicing, and brokering licenses in Canada, the U.K., Australia, and across most states in the U.S. through our consolidated subsidiaries. For the three months ended September 30, 2026, we directly originated approximately $2.7 billion, or 19% of loans compared to approximately $1.9 billion, or 18%, for the same period in 2025.
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
Factors Affecting Our Performance
Our performance has been and may continue to be affected by many factors, including those identified below, as well as the factors discussed in the section titled “Risk Factors” in this Form 10-Q and in our most recently filed Annual Report on Form 10-K for the fiscal year ended June 30, 2026, as updated from time to time in our filings with the SEC.
Expanding our Network, Diversity, and Mix of Funding Relationships
Our capital efficient funding model is integral to the success of our platform. As we scale the number of transactions on our network and grow gross merchandise volume (“GMV”), we maintain a variety of funding relationships in order to support our network. Our diversified funding relationships include warehouse facilities, securitization transactions, variable funding notes, forward flow arrangements, and partnerships with banks. Given the short duration and strong performance of our assets, funding can be recycled quickly, resulting in a high-velocity, capital efficient funding model. Our total platform portfolio is defined as the unpaid principal balance outstanding of all loans facilitated through our platform as of the balance sheet date, including loans held for investment, loans held for sale, and loans owned by third parties. As of September 30, 2026 and June 30, 2026, our equity capital as a percentage of our total platform portfolio was 5% and 4%, respectively. The mix of on-balance sheet and off-balance sheet funding is a function of how we choose to allocate loan volume, which is determined by the economic arrangements and supply of capital available to us, both of which may also impact our results in any given period.
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

The following table presents the composition of loans held for investment, less accrued interest receivable, by loan product, as of the end of each period presented (in thousands):

	As of September 30,		As of June 30,
	2026	2025	2026	2025
Interest-bearing monthly installment loans	$7,487,876	$5,267,769	$6,973,844	$5,064,696
0% APR monthly installment loans	1,906,637	1,458,173	1,891,632	1,473,549
Pay-in-X	616,268	435,365	600,907	419,337
Total	$10,010,781	$7,161,307	$9,466,383	$6,957,582
The following table presents the composition of the average balance of loans held for investment, less accrued interest receivable, by loan product, for each period presented:

	Three Months Ended September 30,		2026 v 2025
	2026	2025	Change $	Change %
	(in thousands, except percentages)
Average loan balance (1)
Interest-bearing monthly installment loans	$7,230,860	$5,166,233	$2,064,628	40%
0% APR monthly installment loans	1,899,135	1,465,861	433,274	30%
Pay-in-X	$608,588	$427,351	$181,237	42%
Total	$9,738,582	$7,059,445	$2,679,138	38%

(1) The average balance of loans held for investment, less accrued interest receivable, is calculated using the ending balances at each quarter-end during the fiscal year, including the prior fiscal year-end.

Loans held for investment increased by 6% and 3% over the three months ended September 30, 2026 and 2025, respectively. The balance and product mix of loans held for investment in a given period is driven by the volume and composition of loan purchases and originations as well as the volume, composition and timing of loan sales to third party investors and securitizations.
With respect to the three months ended September 30, 2026 and 2025, the average balance of loans held for investment increased by $2.7 billion, or 38%, primarily due to overall GMV growth of $3.6 billion, or 34%. For the three months ended September 30, 2026, the average balance of interest-bearing monthly installment loans increased by 40% while the average balance of 0% APR monthly installment loans and Pay-in-X loans increased by 30% and 42%, respectively, compared to the same period in 2025.
During the three months ended September 30, 2026, we purchased $11.8 billion from our originating bank partners and directly originated $2.7 billion of loans. The purchased volume of loans originated by our bank partners during the periods primarily included a mix of interest bearing and 0% APR monthly installment products whereas the volume of loans originated through one of our subsidiaries during the periods was primarily Pay-in-X. The total volume and composition of loans purchased and originated during the periods is correlated with the volume and composition of GMV.
During the three months ended September 30, 2026, we held substantially all Pay-in-X loans on our balance sheet, while selling a percentage of our interest bearing monthly installment loans and 0% APR monthly installment loans to third party investors, either directly or through off balance sheet securitizations. During the three months ended September 30, 2026, we sold loans with an unpaid principal balance of $6.3 billion comprised of 86% interest-bearing monthly installment loans and 14% 0% APR monthly installment loans.
Refer to Key Operating Metrics for additional information on GMV for the three months ended September 30, 2026, compared to the same period in 2025.

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
Macroeconomic Environment
We regularly monitor the direct and indirect impacts of the current macroeconomic conditions on our business, financial condition, and results of operations. In September 2026, the Federal Reserve increased the federal funds interest rate, and uncertainty remains as to whether and to what extent the federal funds interest rate will remain at current levels, increase or decrease in future periods. Simultaneously, economic uncertainty and unpredictability, including the potential for economic recession, persistent inflation, international conflicts, and the magnitude, duration and impact of tariffs on global trade, has impacted and may continue to impact both consumer spending and loan repayments. These challenges have affected, and may continue to affect, our business and results of operations in the following ways:
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

•Managing delinquency rates: We are continuously optimizing our underwriting to manage delinquency rates. While these actions did not adversely affect our GMV growth rates during the three months ended September 30, 2026, any future credit tightening could adversely impact GMV growth rates.

•Borrowing costs: The Federal Reserve began decreasing the federal funds interest rate in late 2024, leading to a decline in our average funding costs. However, in September 2026, the Federal Reserve increased the federal funds interest rate, and there is continued uncertainty as to whether the federal funds interest rate will remain at current levels, increase, or decrease in future periods.

•Volatile capital markets: Since fiscal 2024, capital markets have shown improvement against prior periods, and have allowed us to add substantial capacity across funding channels.

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

These loan modification programs also impact our delinquency rates, and such impact can vary over time. The volume of loan modifications during the fiscal quarter ended September 30, 2026 increased to 0.17% up from 0.12% in the same period in 2025. Our reported delinquency and charge off rates include loans which have become past due or have charged off subsequent to modification. We continue to evaluate the effectiveness of these programs and may modify, expand, or contract their usage, which may affect the timing of reported delinquencies and charge offs in future periods.

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
Additionally, state regulatory agencies and state attorneys general have publicly indicated that they plan to increase oversight of financial services companies. Such state authorities may initiate legal proceedings against us under state consumer protection statutes or various federal consumer financial services statutes, subject to the jurisdiction of the CFPB and Federal Trade Commission. These actions may result in financial penalties, which, individually or in aggregate, may adversely impact our operations.
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
Key Operating Metrics

We focus on several key operating metrics to measure the performance of our business and help determine our strategic direction. In addition to revenue, net income, and other results under U.S. GAAP, the following tables set forth key operating metrics we use to evaluate our business.

	Three Months Ended September 30,
	2026	2025	% Change
	(in billions)
GMV	$14.4	$10.8	34%
GMV
We measure GMV to assess the volume of transactions that take place on our platform. We define GMV as the total dollar amount of all transactions on the Affirm platform during the applicable period, net of refunds. GMV does not represent revenue earned by us; however, it is an indicator of the success of our merchants and the strength of our platform.
For the three months ended September 30, 2026, GMV was $14.4 billion which represented an increase of approximately 34% as compared to the same period in 2025. Overall, the increase in GMV was driven by growth in our direct to consumer products, including Affirm Card, and overall increases in active merchants, active consumers and average transactions per consumer. In addition, for the three months ended September 30, 2026, GMV from our top five merchants and platform partners collectively grew 22% as compared to the same period in 2025. The composition of our top five merchants and platform partners is determined based on GMV for each reporting period and, accordingly, the specific merchants and/or platform partners included in the top five may change period-over-period. During the three months ended September 30, 2026, the concentration of GMV derived from our top five partners declined slightly to 40% compared to 44% for the same period in 2025 as a result of the continued diversification of GMV across merchants, platform partners and through our direct to consumer products. GMV attributable to Amazon represented 20% of total GMV for the three months ended September 30, 2026 compared to 21% for the same period in 2025.

During the three months ended September 30, 2026, GMV increased for interest-bearing installment loans, 0% APR monthly installment loans and Pay-in-X, compared to the same period in 2025; however, the rate of GMV growth varied by product type over the same periods due to differences in merchant and platform mix and timing of certain promotions and campaigns.

GMV from interest-bearing installment loans was $10.3 billion for the three months ended September 30, 2026, compared to $7.7 billion for the same period in 2025, an increase of $2.6 billion, or 34%. Interest-bearing installment loans represented 71% and 72% of total GMV for the three months ended September 30, 2026 and 2025, respectively.

GMV from Pay-in-X was $2.1 billion for the three months ended September 30, 2026, compared to $1.6 billion for the same period in 2025, an increase of $0.5 billion, or 33%. Pay-in-X represented 15% of total GMV, for both the three months ended September 30, 2026 and 2025.

GMV from 0% APR monthly installment loans was $1.9 billion for the three months ended September 30, 2026, compared to $1.4 billion for the same period in 2025, an increase of $0.5 billion, or 32%. 0% APR monthly installment loans represented 13% of total GMV for both the three months ended September 30, 2026 and 2025.

	September 30, 2026	September 30, 2025	% Change
	(in thousands, except per consumer data)
Active consumers	28,668	24,128	19%
Transactions per active consumer	7.3	6.1	19%
Active Consumers
We assess consumer adoption and engagement by the number of active consumers across our platform. Active consumers are the primary measure of the size of our network. We define an active consumer as a consumer who completes at least one transaction on our platform during the 12 months prior to the measurement date.
As of September 30, 2026, we had approximately 28.7 million active consumers, which represented an increase of 19% compared to approximately 24.1 million active consumers as of September 30, 2025. The increase was primarily due to a high retention rate of existing consumers, including continued adoption and engagement among Affirm Card users, which represent an increasing percentage of our active consumer population, and the acquisition of new consumers through an expansion in active merchants and platform partnerships.
Transactions per Active Consumer
We believe the value of our network is amplified with greater consumer engagement and repeat usage, highlighted by increased transactions per active consumer. Transactions per active consumer is defined as the average number of transactions that an active consumer has conducted on our platform during the 12 months prior to the measurement date.
As of September 30, 2026, we had approximately 7.3 transactions per active consumer, an increase of 19% compared to September 30, 2025. The increase was primarily due to platform growth and a higher frequency of repeat users driven by consumer engagement, including growth of Affirm Card active consumers. As of September 30, 2026 and September 30, 2025, Affirm Card represented approximately 16% and 11%, respectively, of the total number of transactions from the last twelve months.

Results of Operations

The following tables set forth selected interim condensed consolidated statements of operations and comprehensive income data for each of the periods presented:

	Three Months Ended September 30,		2026 vs 2025
	2026	2025	$ Change	% Change
	(in thousands, except percentages)
Revenue
Merchant network revenue	$296,928	$251,147	$45,781	18%
Card network revenue	96,490	69,330	27,160	39%
Total network revenue	393,418	320,477	72,941	23%
Interest income (2)	658,128	454,122	204,006	45%
Gain on sales of loans (2)	162,172	119,049	43,123	36%
Servicing income	48,498	39,689	8,809	22%
Total revenue, net	1,262,216	933,337	328,879	35%
Operating expenses (3)
Loss on loan purchase commitment	82,573	71,552	11,021	15%
Provision for credit losses	259,357	162,752	96,605	59%
Funding costs	134,373	110,027	24,346	22%
Processing and servicing	168,808	133,807	35,001	26%
Technology and data analytics	202,652	168,106	34,546	21%
Sales and marketing	86,841	78,491	8,350	11%
General and administrative	140,560	144,941	(4,381)	(3)%
Total operating expenses	1,075,164	869,676	205,488	24%
Operating income	$187,052	$63,661	$123,391	194%
Other income, net	18,000	19,358	(1,358)	(7)%
Income before income taxes	$205,052	$83,019	$122,033	147%
Income tax expense	40,886	2,326	38,560	NM (1)
Net income	$164,166	$80,694	$83,472	103%

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

Comparison of the Three Months Ended September 30, 2026 and 2025

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
Merchant network revenue increased by $45.8 million, or 18%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase is primarily attributed to an increase in GMV of $3.6 billion, or 34%, for the three months ended September 30, 2026, compared to the same period in 2025. The volume-driven increase in merchant network revenue was partially offset by an increase in the loss on loan originations by $10.4 million, or 34%, for the three months ended September 30, 2026. Additionally, merchant incentives, recorded as a reduction of revenue, increased by $5.0 million for the three months ended September 30, 2026 compared to the same period in 2025.
Merchant network revenue as a percentage of GMV decreased to 2.1% for the three months ended September 30, 2026 from 2.3% for the three months ended September 30, 2025, which was primarily driven by an increase in direct to consumer transactions as a percentage of GMV, led by the growth of Affirm Card.
Card Network Revenue
Card network revenue increased by $27.2 million, or 39%, for the three months ended September 30, 2026, compared to the same period in 2025. Card network revenue growth is correlated with the growth of GMV processed by our card-issuing partners. As such, the increase is primarily driven by $5.5 billion of GMV processed through our card-issuing partners, an increase of approximately 50% for the three months ended September 30, 2026, as compared to the same period in 2025. This was driven by increased card activity primarily through Affirm Card and our virtual debit cards, as well as GMV generated by merchants utilizing our agreement with card-issuing partners as a means of integrating Affirm services. Card network revenue is also impacted by the mix of merchants as different merchants can have different interchange rates depending on their industry or size, among other factors.
The volume-driven increase in card network revenue was partially offset by an increase in merchant incentives, which are recorded as a reduction to card network revenue. For the three months ended September 30, 2026, merchant incentives increased by $6.1 million, or 140%, compared to the same period in 2025.
Interest Income
Interest income increased by $204.0 million, or 45%, for the three months ended September 30, 2026, compared to the same period in 2025. Generally, interest income is correlated with the changes in the average balance of loans held for investment, which increased by 38% to $9.8 billion for the three months ended September 30, 2026, compared to the same period in 2025. The increase in average loan balances was primarily driven by interest-bearing monthly installment loans, which increased by approximately $2.1 billion, or 40%, compared to an increase of approximately $614.5 million, or 32%, for 0% APR loans.
The increase was primarily driven by contractual interest income for interest-bearing loans, which grew approximately $187.1 million for the three months ended September 30, 2026, compared to the same period in 2025, comprising 92% of the total increase. Interest income from the amortization of the discount on 0% and below market APR loans grew approximately $22.7 million over the same period, comprising 11% of the total increase.
Gain on Sales of Loans
Gain on sales of loans increased by $43.1 million, or 36%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase is driven by higher loan sale volume to third-party loan buyers and favorable transaction economics, which are primarily driven by market conditions. We sold loans with an unpaid principal balance of $6.3 billion for the three months ended September 30, 2026, compared to $4.9 billion for the same period in 2025, an increase of 27%.
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
With respect to fair value adjustments, we remeasure the fair value of servicing assets and liabilities each period and recognize the change in fair value in servicing income. We utilize a discounted cash flow approach to remeasure the fair value of servicing rights. Because we earn servicing income based on the outstanding principal balance of the portfolio, fair value adjustments are impacted by the timing and amount of loan repayments. As such, over the term of each loan portfolio sold, fair value adjustments for servicing assets will decrease servicing income and fair value adjustments for servicing liabilities will increase servicing income. We discuss our valuation methodology and significant Level 3 inputs for servicing assets and liabilities within Note 12. Fair Value of Financial Assets and Liabilities of the notes to the interim condensed consolidated financial statements.
Servicing income increased by $8.8 million, or 22%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily due to an increase in servicing fee revenue which is calculated as a percentage of the unpaid principal balance of off-balance sheet loans. The average unpaid principal balance of loans held by third-party investors and off-balance sheet securitizations increased to $10.4 billion for the three months ended September 30, 2026, compared to the same period in 2025, an increase of 28%.
Loss on Loan Purchase Commitment
We purchase certain loans from our originating bank partners that are processed through our platform and put back to us by our originating bank partners. Under the terms of the agreements with our originating bank partners, we are generally required to pay the principal amount plus accrued interest for such loans and fees. In certain instances, our originating bank partners may originate loans with zero or below market interest rates that we are required to purchase. In these instances, we may be required to purchase the loan for a price in excess of the fair market value of such loans, which results in a loss. These losses are recognized as loss on loan purchase commitment in our interim condensed consolidated statements of operations and comprehensive income. These costs are incurred on a per loan basis.
Loss on loan purchase commitment increased by $11.0 million, or 15%, for the three months ended September 30, 2026, compared to the same period in 2025, primarily due to an increase in total volume of loans purchased. During the three months ended September 30, 2026, we purchased $11.8 billion of loans from our originating bank partners, compared to $8.7 billion in the same period in 2025, representing an increase of 36%. Of the total loans purchased, 0% APR installment loans represented $1.7 billion during the three months ended September 30, 2026, and $1.3 billion for the same period in 2025, an increase of 34%. The impact of higher period over period loan purchase volume was partially offset by a decrease in the average loan discount percentage, primarily due to changes in the assumptions used to estimate the fair value of purchased loans, as well as changes in product mix and loan term.
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
Provision for credit losses increased by $96.6 million, or 59%, for the three months ended September 30, 2026, compared to the same period in 2025. Provision expense is primarily related to loans held for investment, where the amount of provision expense recognized during the period depends on the balance and composition of loans held for investment, future loss expectations and net charge-offs realized during the period.
For the three months ended September 30, 2026, the provision expense for loans held for investment increased by $95.2 million, or 61%. Additionally, the average balance of loans held for investment increased by $2.7 billion, or 38%, for the three months ended September 30, 2026, compared to the same period in 2025. The allowance for credit losses as a percentage of loans held for investment increased from 5.9% as of September 30, 2025 to 6.3% as of September 30, 2026. The increase in the allowance rate year over year is primarily driven by an increase in loans held on our balance sheet as well as a change in the loan mix when compared to September 30, 2025, in line with expected credit performance.
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
Funding costs increased by $24.3 million, or 22%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase is primarily due to an increase of funding debt and notes issued by securitization trusts during the three months ended September 30, 2026, partially offset by favorable pricing terms. The average total of funding debt from warehouses and securitizations for the three months ended September 30, 2026 was $8.9 billion, compared to $6.5 billion during the same period in 2025, an increase of $2.4 billion, or 36%.
Processing and Servicing

Processing and servicing expense consists primarily of payment processing fees, third-party customer support and collection expense, salaries and personnel-related costs of our customer care team, platform fees, and allocated overhead.
Processing and servicing expense increased by $35.0 million, or 26%, for the three months ended September 30, 2026, compared to the same period in 2025. This increase is driven partially by an increase in payment processing fees of $14.4 million, or 18%, related to an increase of $3.3 billion, or 33%, in payment volume for the three months ended September 30, 2026, compared to the same period in 2025. Platform fees increased by $12.1 million, or 38%, primarily due to an increase in volume with a large enterprise partner. Additionally, our customer service and collection costs increased by $5.9 million, or 28%, for the three months ended September 30, 2026, compared to the same period in 2025. Our average total platform portfolio increased by $5.3 billion, or 34%, for the three months ended September 30, 2026, compared to the same period in 2025.
Technology and Data Analytics
Technology and data analytics expense consists primarily of the salaries, stock-based compensation, and personnel-related costs of our engineering, product, and credit and analytics employees, as well as the amortization of internally-developed software and technology intangible assets, and our infrastructure and hosting costs.

Technology and data analytics expense increased by $34.5 million, or 21%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase is partially driven by amortization of internally-developed software which increased by $20.8 million, or 33%, for the three months ended September 30, 2026, compared to the same period in 2025, as a result of an increase in the number of capitalized projects. Capitalized projects in service grew by 10% from approximately 1,590 projects as of September 30, 2025 to 1,750 projects as of September 30, 2026. Data infrastructure and hosting costs, including data provider costs, increased by $18.6 million, or 41%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase in data infrastructure and hosting costs was primarily driven by an increase in the number of consumer transactions. For the three months ended September 30, 2026, the number of consumer transactions increased by 34% from continued growth at our merchants and platform partners when compared to the same period in 2025.
Sales and Marketing
Sales and marketing costs consist of the expense related to warrants and other share-based payments granted to our enterprise partners, salaries and personnel-related costs, and costs of marketing and promotional activities.
Sales and marketing expense increased by $8.4 million, or 11%, for the three months ended September 30, 2026, compared to the same period in 2025. The increase was primarily driven by a $5.9 million, or 166%, increase in loss on loan origination, and a $5.8 million, or 63%, increase in marketing and promotional expenses, including the cost of co-marketing arrangements, compared to the same period in 2025.
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
General and administrative expense decreased by $4.4 million, or 3%, during the three months ended September 30, 2026, compared to the same period in 2025. The decrease is primarily driven by a decrease in stock-based compensation expense, partially offset by increases in professional services, customer service expense, and software and subscription expense.
Other Income, net
Other income, net includes interest earned on cash and cash equivalents and restricted cash, interest earned on securities available for sale, impairment or other adjustments to the cost basis of non-marketable equity securities held at cost, gains and losses on derivative agreements not designated within a hedging relationship, interest expense related to convertible debt, as well as any gains (losses) on extinguishment, revolving credit facility issuance costs, fair value adjustments related to liabilities, and other income or expense arising from activities that are unrelated to our primary business.
Other income, net, decreased by $1.4 million, or 7%, for the three months ended September 30, 2026, compared to the same period in 2025. The decrease was primarily driven by losses from the remeasurement of foreign currency transactions, lower interest income on cash and cash equivalents, and the absence of gains on the extinguishment of convertible debt in the current period, partially offset by gains on our derivative instruments not designated as hedges.
Income Tax Expense
Income tax expense for the three months ended September 30, 2026 was $40.9 million, an increase of $38.6 million compared to the same period in 2025. The effective tax rate increased to 20.0% from 2.8%, primarily due to the release of a significant portion of our domestic valuation allowance in fiscal year 2026, which had offset most of the income tax expense on domestic earnings for the three months ended September 30, 2025. For the three months ended September 30, 2026, the effective tax rate differed from the U.S. federal statutory rate primarily due to state income taxes, research and development tax credits, nondeductible stock compensation, valuation allowances in certain foreign jurisdictions, and a net discrete tax benefit primarily related to stock-based compensation.
Liquidity and Capital Resources

Sources and Uses of Funds
We maintain a capital-efficient model through a diverse set of funding sources. When we originate a loan directly or purchase a loan originated by our originating bank partners, we often utilize warehouse credit facilities with certain lenders to finance our lending activities or loan purchases. We sell the loans we originate or purchase from our originating bank partners to whole loan buyers and securitization investors through forward flow arrangements and securitization transactions, and earn servicing fees from continuing to act as the servicer on the loans. We proactively manage the allocation of loans on our platform across various funding channels based on several factors including, but not limited to, internal risk limits and policies, capital market conditions and channel economics. Despite ongoing macroeconomic uncertainty, we believe our excess funding capacity and committed and long-term relationships with a diverse group of existing funding partners help provide flexibility as we optimize our funding to support the growth in loan volume.
Our principal sources of liquidity are cash and cash equivalents, available for sale securities, available capacity from warehouse and revolving credit facilities, securitization trusts, forward flow loan sale arrangements, and certain cash flows from our operations. As of September 30, 2026, we had $3.0 billion in cash and cash equivalents and available for sale securities, $5.9 billion in available funding debt capacity, excluding our purchase commitments from third party loan buyers, and $675.0 million in borrowing capacity available under our revolving credit facility. We believe our principal sources of liquidity are sufficient to meet both our existing operating, working capital, and capital expenditure requirements and our currently planned growth for at least the next 12 months.
The following table summarizes our cash, cash equivalents and investments in debt securities (in thousands):

	September 30, 2026	June 30, 2026
Cash and cash equivalents (1)	$2,072,399	$1,630,038
Investments in short-term debt securities (2)	659,950	647,811
Investments in long-term debt securities (2)	272,858	324,831
Cash, cash equivalent and investments in debt securities	$3,005,207	$2,602,680

(1)Cash and cash equivalents consist of checking, money market and savings accounts held at financial institutions and short-term highly liquid marketable securities, including money market funds, certificates of deposits, commercial paper, and government bonds purchased with an original maturity of three months or less.
(2)Securities available for sale at fair value primarily consist of certificates of deposits, corporate bonds, municipal bonds, commercial paper, agency bonds, government bonds, and securitization notes receivable and certificates. Short-term securities have maturities less than or equal to one year, and long-term securities range from greater than one year to less than five years.

Debt
Debt as of September 30, 2026 primarily includes funding debt, notes issued by securitization trusts, convertible senior notes and our revolving credit facilities. A detailed description of each of our borrowing arrangements is included in Note 8. Debt in the notes to the interim condensed consolidated financial statements.

The following table summarizes the future maturities of our warehouse credit facilities, variable funding notes, sale and repurchase agreements, and notes issued by securitization trusts as of September 30, 2026:

Maturity Fiscal Year	Borrowing Capacity	Principal Outstanding
	(in thousands)
2028	1,200,000	591,298
2029	1,982,802	811,868
2030	875,969	441,972
2031	232,677	181,014
Thereafter	10,800,000	7,152,588
Total	$15,091,448	$9,178,740
Refer to “Convertible Senior Notes” below for the maturities of our convertible senior notes.
Warehouse Credit Facilities
Our U.S. warehouse credit facilities allow us to borrow up to an aggregate of $6.3 billion, and mature between fiscal years 2028 and 2034. We may continue to pledge new receivables to allow us to borrow up to the commitment amount throughout the revolving period for each facility. The length of the revolving period, the maximum amount we may borrow against the pledged collateral balance during the revolving period, and the length of the amortization period prior to the maturity date varies across borrowing facilities depending on negotiated loan terms. As of September 30, 2026, we have drawn an aggregate of $2.1 billion on our warehouse credit facilities.
We use various credit facilities to finance the origination of loan receivables in Canada and the U.K. Similar to our U.S. warehouse credit facilities, borrowings under these agreements are referred to as funding debt, and proceeds from the borrowings may only be used for the purposes of facilitating loan funding and origination. These facilities are secured by loan receivables in Canada and the U.K. pledged to the respective facility as collateral, maturing between fiscal years 2029 and 2031. As of September 30, 2026, the aggregate commitment amount of these facilities was $1.2 billion on a revolving basis, of which $652.9 million was drawn.
As we continue to expand in new geographies, we intend to add the necessary funding capacity to support our growth objectives. As of September 30, 2026, we were in compliance with all applicable covenants in the agreements.
Variable Funding Note
We entered into a syndicated revolving loan agreement through a securitization master trust which funds loans. In connection with the loan agreement, the master trust issued a variable funding note (“VFN”), where borrowings are secured by loan collateral sold to the master trust. Throughout the reinvestment period of the VFN, the master trust periodically issues asset-backed securities, where securitization note proceeds affect the level of utilization of the VFN. Our VFN allows us to borrow up to an aggregate of $1.4 billion and matures in fiscal year 2032. As of September 30, 2026, we have drawn an aggregate of $161.4 million on our VFN. As of September 30, 2026, we were in compliance with all applicable covenants in the agreements.

Sale and Repurchase Agreements
We entered into certain sale and repurchase agreements pursuant to our retained interests in our off-balance sheet securitizations where we have sold these securities to a counterparty with an obligation to repurchase at a future date and price. These repurchase agreements have a term equaling the contractual life of the securitization notes pledged. We had $2.6 million in debt outstanding under our sale and repurchase agreements disclosed within funding debt in the interim condensed consolidated balance sheets as of September 30, 2026.

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
Revolving Credit Facility
We have a Revolving Credit Agreement with a syndicate of banks for a $675.0 million unsecured revolving credit facility, with a final maturity date of June 18, 2029. Proceeds from the borrowings under this facility will be used for general corporate purposes in the ordinary course of business. As of September 30, 2026, there are no borrowings outstanding under the facility. The facility contains certain covenants and restrictions, including certain financial maintenance covenants. As of September 30, 2026, we were in compliance with all applicable covenants in the agreements. Refer to Note 8. Debt in the notes to the interim condensed consolidated financial statements for further details on our revolving credit facility.
Convertible Senior Notes
As of September 30, 2026, we had outstanding: (i) $221.3 million aggregate principal amount of our 0.00% 2026 Notes due November 15, 2026 and (ii) $920.0 million aggregate principal amount of our 0.75% 2029 Notes due December 15, 2029, in each case unless earlier converted, redeemed, or repurchased in accordance with their terms. Refer to Note 8. Debt in the notes to the interim condensed consolidated financial statements for further details.
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
Cash Flow Analysis

The following table provides a summary of cash flow data during the periods indicated:

	Three Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by operating activities	207,077	374,572
Net cash used in investing activities	(489,098)	(139,611)
Net cash provided by financing activities	419,179	110,086

Cash Flows from Operating Activities
Our largest sources of operating cash are fees charged to merchant partners on transactions processed through our platform and interest income from consumers’ loans. Our primary uses of cash from operating activities are for general and administrative, technology and data analytics, funding costs, processing and servicing, and sales and marketing expenses.
Net cash provided by operating activities was $207.1 million for the three months ended September 30, 2026, which reflected adjustments for significant non-cash items, including provision for losses, amortization of premiums and discounts on loans, gain on sale of loans, commercial agreement warrant expense, stock-based compensation, depreciation and amortization, deferred income tax expense, and changes in operating assets and liabilities. Total adjustments and changes in operating assets and liabilities collectively resulted in a net increase in operating cash flows of $42.9 million.

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
Cash Flows from Investing Activities
Net cash used in investing activities was $489.1 million for the three months ended September 30, 2026. Cash outflows were primarily driven by purchases and origination of loans held for investment of $13.8 billion, purchases of securities available for sale of $160.0 million, and property, equipment and software additions of $62.5 million. Cash inflows included $7.5 billion from principal repayments and other loan servicing activity, $5.8 billion in proceeds from the sale of loans held for investment, and $207.1 million of proceeds from maturities and repayments of securities available for sale.
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
Cash Flows from Financing Activities
Net cash provided by financing activities was $419.2 million for the three months ended September 30, 2026. Cash inflows were driven by $15.3 billion in proceeds from the issuance of secured debt, including funding debt and securitization notes and certificates, and $12.1 million from the exercise of common stock options and warrants and employee contributions to ESPP. Cash outflows included $14.8 billion related to principal repayments of secured debt and $44.7 million for taxes paid on vested equity awards.
Net cash provided by financing activities was $110.1 million for the three months ended September 30, 2025. Cash inflows were driven by $9.1 billion in proceeds from the issuance of secured debt, including funding debt and securitization notes and certificates, and $94.8 million from the exercise of common stock options and warrants and employee contributions to ESPP. Cash outflows included $8.9 billion related to principal repayments on secured debt, $24.8 million related to the extinguishment of a portion of our 2026 Notes, and $112.3 million related to taxes paid on vested equity awards.

Contractual Obligations

There were no material changes outside of the ordinary course of business in our commitments and contractual obligations for the three months ended September 30, 2026 from the commitments and contractual obligations disclosed in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Contractual Obligations,” set forth in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, which was filed with the SEC on August 27, 2026.
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

As of September 30, 2026, the aggregate outstanding balance of loans held by third-party investors and off-balance sheet securitizations was $10.8 billion. Refer to Note 9. Securitization and Variable Interest Entities and Note 12. Fair Value of Financial Assets and Liabilities of the accompanying notes to our interim condensed consolidated financial statements for more information.
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
We evaluate our critical accounting policies and estimates on an ongoing basis and update them as necessary based on changes in market conditions or factors specific to us. There have been no material changes in our significant accounting policies or critical accounting estimates during the three months ended September 30, 2026.
For a complete discussion of our significant accounting policies and critical accounting estimates, refer to our Annual Report on Form 10-K for the year ended June 30, 2026 within Note 2 to the Notes to Consolidated Financial Statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations— Critical Accounting Policies and Estimates.”

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have operations within the United States, Canada, U.K. and Australia, and we are exposed to market risks in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and interest rates. Our market risk exposure is primarily the result of fluctuations in interest rates. Foreign currency exchange rates do not pose a material market risk exposure, as our current operations are primarily in the U.S.
Interest Rate Risk
Our securities available for sale at fair value as of September 30, 2026, included $926.8 million of marketable debt securities with maturities greater than three months. An increase in interest rates would have an adverse impact on the fair market value of our fixed rate securities while floating rate securities would produce less income than expected if interest rates were to decrease. Because our investment policy is to invest in conservative, liquid investments and because our business strategy does not rely on generating material returns from our investment portfolio, we do not expect our market risk exposure on marketable debt securities to be significant.
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
Factoring in the interest rate risk management program and the repricing of investment securities, as of September 30, 2026, we estimate that a hypothetical instantaneous 100 basis point upward parallel shock to interest rates would have a less than $100.0 million adverse impact on our cash flows associated with our market risk sensitive instruments over the next 12 months. This measure projects the changes in cash flows associated with all assets and liabilities, including derivatives, based on contractual market rate-based repricing conditions over a twelve-month time horizon. It considers forecasted business growth and anticipated future funding mix.

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

As of September 30, 2026 and June 30, 2026, we were exposed to credit risk on $10.1 billion and $9.6 billion, respectively, of loans held within our interim condensed consolidated balance sheet. Loan receivables are diversified geographically. As of both September 30, 2026 and June 30, 2026, approximately 11% of loan receivables related to customers residing in the states of California and Texas, respectively. No other states or provinces represent 10% or more of total loan receivables.

In addition, we have credit risk exposure in relation to certain off-balance sheet loans sold to third parties where we have entered into risk sharing arrangements, retained interests in unconsolidated securitization trusts and our residual interests in structured transactions. As of September 30, 2026 and June 30, 2026, we have sold $3.9 billion and $4.2 billion, respectively, in unpaid principal balance loans which are subject to risk sharing arrangements, of which our maximum exposure to losses was $48.8 million and $52.7 million, respectively. The fair value of notes receivable and residual trust certificate retained interests in unconsolidated securitization trusts was $47.8 million and $68.4 million as of September 30, 2026 and June 30, 2026, respectively. The fair value of residual interests in structured transactions was $5.8 million as of September 30, 2026, of which our maximum exposure to losses was $18.6 million.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

The risks described under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026 could materially and adversely affect our business, financial condition, results of operations, cash flows, future prospects, and the trading price of our Class A common stock. The risks and uncertainties described therein are not the only ones we face. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial may also become important factors that adversely affect our business.

You should carefully read and consider such risks, together with all of the other information in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026, in this Quarterly Report on Form 10-Q (including the disclosures in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in our interim condensed consolidated financial statements and related notes), and in the other documents that we file with the SEC.

There have been no material changes from the risk factors previously disclosed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended June 30, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.
Item 3. Defaults Upon Senior Securities

None.
Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c)     Rule 10b5-1 Trading Plans

During the three months ended September 30, 2026, the following directors and officers of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K, as follows:

On September 10, 2026, Noel Watson, a member of our Board of Directors, adopted a Rule 10b5-1 trading arrangement providing for the sale of the Company's Class A common stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c) (a “Rule 10b5-1 Trading Plan”). Mr. Watson’s Rule 10b5-1 Trading Plan provides for the sale of up to 13,100 shares of our Class A common stock on or after December 10, 2026 until August 31, 2027, or earlier if all transactions under the trading arrangement are completed. A portion of these shares may be sold pursuant to one or more limit orders.

On September 14, 2026, Michael Linford, our President, adopted a Rule 10b5-1 Trading Plan. Mr. Linford’s Rule 10b5-1 Trading Plan provides for the exercise of up to 354,651 employee stock options, less any employee stock options that were exercised under Mr. Linford's previous Rule 10b5-1 Trading Plan entered into on December 9, 2025, and the sale of the underlying shares of our Class A common stock pursuant to one or more limit orders on or after December 14, 2026 until September 1, 2027, or earlier if all transactions under the trading arrangement are completed.

On September 15, 2026, Siphelele Jiyane, our Chief Accounting Officer, adopted a Rule 10b5-1 Trading Plan. Ms. Jiyane’s Rule 10b5-1 Trading Plan provides for the sale of up to 119,705 shares of our Class A common stock pursuant to one or more limit orders on or after December 15, 2026 until June 15, 2027, or earlier if all transactions under the trading arrangement are completed.

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

AFFIRM HOLDINGS, INC.

Date: November 5, 2026	By:	/s/ Max Levchin
Max Levchin
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Rob O’Hare
Rob O’Hare
Chief Financial Officer
(Principal Financial Officer)